Form 10-Q
period 2022-09-30
B. Riley Financial, Inc.
filed 2022-11-04
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2022, there were 28,582,004 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$231,805	$278,933
Restricted cash	1,578	927
Due from clearing brokers	53,472	29,657
Securities and other investments owned, at fair value	1,238,613	1,532,095
Securities borrowed	2,243,306	2,090,966
Accounts receivable, net	64,707	49,673
Due from related parties	814	2,074
Loans receivable, at fair value (includes $68,575 and $167,744 from related parties as of September 30, 2022 and December 31, 2021, respectively)	814,715	873,186
Prepaid expenses and other assets	355,875	463,502
Operating lease right-of-use assets	84,550	56,969
Property and equipment, net	16,174	12,870
Goodwill	429,187	250,568
Other intangible assets, net	296,346	207,651
Deferred tax assets, net	2,845	2,848
Total assets	$5,833,987	$5,851,919
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$22,167	$6,326
Accrued expenses and other liabilities	278,889	343,750
Deferred revenue	89,157	69,507
Deferred tax liabilities, net	10,932	93,055
Due to related parties and partners	396	—
Due to clearing brokers	3,942	69,398
Securities sold not yet purchased	17,751	28,623
Securities loaned	2,239,250	2,088,685
Operating lease liabilities	96,049	69,072
Notes payable	25,075	357
Revolving credit facility	74,700	80,000
Term loans, net	558,035	346,385
Senior notes payable, net	1,661,191	1,606,560
Total liabilities	5,077,534	4,801,718

Commitments and contingencies (Note 15)
Redeemable noncontrolling interests in equity of subsidiaries	178,759	345,000
B. Riley Financial, Inc. equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,535 and 4,512 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; and liquidation preference of $113,380 and $112,790 as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,300,003 and 27,591,028 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	473,420	413,486
Retained earnings	46,916	248,862
Accumulated other comprehensive loss	(6,726)	(1,080)
Total B. Riley Financial, Inc. stockholders’ equity	513,613	661,271
Noncontrolling interests	64,081	43,930
Total equity	577,694	705,201
Total liabilities and equity	$5,833,987	$5,851,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Services and fees	$266,485	$301,497	$678,065	$857,109
Trading income (losses) and fair value adjustments on loans	12,154	18,197	(280,163)	317,818
Interest income - Loans and securities lending	57,594	26,869	182,855	89,280
Sale of goods	4,130	34,959	7,895	54,244
Total revenues	340,363	381,522	588,652	1,318,451
Operating expenses:
Direct cost of services	44,523	18,019	73,959	41,435
Cost of goods sold	3,089	12,442	7,334	21,394
Selling, general and administrative expenses	163,727	244,218	506,062	635,484
Restructuring charge	8,016	—	8,016	—
Interest expense - Securities lending and loan participations sold	17,447	10,097	43,757	40,269
Total operating expenses	236,802	284,776	639,128	738,582
Operating income (loss)	103,561	96,746	(50,476)	579,869
Other income (expense):
Interest income	686	70	1,253	175
Change in fair value of financial instruments and other	(574)	1,758	9,728	8,267
(Loss) income from equity investments	(91)	1,149	3,285	1,172
Interest expense	(34,587)	(25,372)	(96,787)	(66,014)
Income (loss) before income taxes	68,995	74,351	(132,997)	523,469
(Provision for) benefit from income taxes	(16,350)	(22,693)	39,858	(140,113)
Net income (loss)	52,645	51,658	(93,139)	383,356
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	4,808	1,108	9,245	2,474
Net income (loss) attributable to B. Riley Financial, Inc.	47,837	50,550	(102,384)	380,882
Preferred stock dividends	2,002	1,929	6,006	5,467
Net income (loss) available to common shareholders	$45,835	$48,621	$(108,390)	$375,415

Basic income (loss) per common share	$1.62	$1.76	$(3.86)	$13.75
Diluted income (loss) per common share	$1.53	$1.69	$(3.86)	$13.07

Weighted average basic common shares outstanding	28,293,064	27,570,716	28,068,160	27,297,917
Weighted average diluted common shares outstanding	29,968,417	28,794,066	28,068,160	28,726,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$52,645	$51,658	$(93,139)	$383,356
Other comprehensive income (loss):
Change in cumulative translation adjustment	(2,842)	(1,029)	(5,646)	(1,384)
Other comprehensive loss, net of tax	(2,842)	(1,029)	(5,646)	(1,384)
Total comprehensive income (loss)	49,803	50,629	(98,785)	381,972
Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	6,187	1,108	10,751	2,474
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$43,616	$49,521	$(109,536)	$379,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)
(Dollars in thousands, except share and per share data)
For the Three Months Ended September 30, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, July 1, 2022	4,535	$—	28,290,458	$3	$459,220	$32,570	$(3,884)	$55,467	$543,376
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	10,116	—	(293)	—	—	—	(293)
Stock repurchased and retired	—	—	(571)	—	(27)	—	—	—	(27)
Share based payments	—	—	—	—	14,498	—	—	—	14,498
Share based payments in equity of subsidiary	—	—	—	—	57	—	—	—	57
Vesting of shares in equity of subsidiary	—	—	—	—	(35)	—	—	35	—
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(31,061)	—	—	(31,061)
Dividends on preferred stock	—	—	—	—	—	(2,002)	—	—	(2,002)
Net income	—	—	—	—	—	47,837	—	6,187	54,024
Remeasurement of B. Riley Principal 150 and 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(428)	—	—	(428)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(431)	(431)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,823	2,823
Other comprehensive loss	—	—	—	—	—	—	(2,842)	—	(2,842)
Balance, September 30, 2022	4,535	$—	28,300,003	$3	$473,420	$46,916	$(6,726)	$64,081	$577,694

Balance, July 1, 2021	4,275	$—	27,580,300	$3	$387,084	$320,078	$(1,178)	$37,578	$743,565
Preferred stock issued	210	—	—	—	5,716	—	—	—	5,716
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	7,359	—	(169)	—	—	—	(169)
Common stock repurchased and retired	—	—	(44,650)	—	(2,656)	—	—	—	(2,656)
Warrants exercised	—	—	11,655	—	—	—	—		—
Share based payments	—	—	—	—	9,374	—	—	—	9,374
Dividends on common stock ($2.00 per share)	—	—	—	—	—	(59,149)	—	—	(59,149)
Dividends on preferred stock	—	—	—	—	—	(1,929)	—	—	(1,929)
Net income	—	—	—	—	—	50,550	—	1,108	51,658
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(841)	(841)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,084	2,084
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	583	583
Other comprehensive loss	—	—	—	—	—	—	(1,029)	—	(1,029)
Balance, September 30, 2021	4,485	$—	27,554,664	$3	$399,349	$309,550	$(2,207)	$40,512	$747,207

The accompanying notes are an integral part of these condensed consolidated financial statements.
For the Nine Months Ended September 30, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	4,512	$—	27,591,028	$3	$413,486	$248,862	$(1,080)	$43,930	$705,201
Preferred stock issued	23	—	—	—	639	—	—	—	639
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	404,668	—	(6,733)	—	—	—	(6,733)
Common stock repurchased and retired	—	—	(571)	—	(27)	—	—	—	(27)
Shares issued for the acquisition of FocalPoint	—	—	304,878	—	20,320	—	—	—	20,320
Share based payments	—	—	—	—	45,713	—	—	—	45,713
Share based payments in equity of subsidiary	—	—	—	—	57	—	—	—	57
Vesting of shares in equity of subsidiary	—	—	—	—	(35)	—	—	35	—
Dividends on common stock ($3.00 per share)	—	—	—	—	—	(93,128)	—	—	(93,128)
Dividends on preferred stock	—	—	—	—	—	(6,006)	—	—	(6,006)
Net income	—	—	—	—	—	(102,384)	—	10,751	(91,633)
Remeasurement of B. Riley Principal 150 and 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(428)	—	—	(428)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,167)	(2,167)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11,350	11,350
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	182	182
Other comprehensive loss	—	—	—	—	—	—	(5,646)	—	(5,646)
Balance, September 30, 2022	4,535	$—	28,300,003	$3	$473,420	$46,916	$(6,726)	$64,081	$577,694

Balance, January 1, 2021	3,971	$—	25,777,796	$3	$310,326	$203,080	$(823)	$26,374	$538,960
Common stock issued, net of offering costs	—	—	1,413,045	—	64,713	—	—	—	64,713
Preferred stock issued	514	—	—	—	13,997	—	—	—	13,997
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	396,818	—	(10,539)	—	—	—	(10,539)
Common stock repurchased and retired	—	—	(44,650)	—	(2,656)	—	—	—	(2,656)
Warrants exercised	—	—	11,655	—	—	—	—	—	—
Share based payments	—	—	—	—	23,508	—	—	—	23,508
Dividends on common stock ($8.50 per share)	—	—	—	—	—	(250,763)	—	—	(250,763)
Dividends on preferred stock	—	—	—	—	—	(5,467)	—	—	(5,467)
Net income	—	—	—	—	—	380,882	—	2,474	383,356
Remeasurement of B. Riley Principal 150 and 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(18,182)	—	—	(18,182)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,695)	(14,695)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	12,734	12,734
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	13,625	13,625
Other comprehensive loss	—	—	—	—	—	—	(1,384)	—	(1,384)
Balance, September 30, 2021	4,485	$—	27,554,664	$3	$399,349	$309,550	$(2,207)	$40,512	$747,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(93,139)	$383,356
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	26,526	19,066
Provision for doubtful accounts	2,786	1,248
Share-based compensation	45,828	23,508
Fair value adjustments, non-cash	6,251	(10,728)
Non-cash interest and other	(5,392)	(15,742)
Effect of foreign currency on operations	3,157	(1,327)
Income from equity investments	(3,285)	(1,172)
Dividends from equity investments	2,491	1,373
Deferred income taxes	(81,832)	28,550
Impairment of intangibles and loss (gain) on disposal of fixed assets	5,537	(137)
Gain on extinguishment of loan	(1,102)	(6,509)
Loss on extinguishment of debt	—	4,888
Gain on equity investment	(6,790)	(3,544)
De-consolidation of BRPM 150	(8,294)	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	792	548
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	(89,271)	(598,828)
Securities and other investments owned	295,411	(401,789)
Securities borrowed	(152,340)	(582,199)
Accounts receivable and advances against customer contracts	3,933	7,031
Prepaid expenses and other assets	(50,688)	(18,390)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(128,028)	13,655
Amounts due to/from related parties and partners	2,378	(678)
Securities sold, not yet purchased	(10,873)	408,598
Deferred revenue	12,565	(3,445)
Securities loaned	150,565	586,015
Net cash used in operating activities	(72,814)	(166,652)
Cash flows from investing activities:
Purchases of loans receivable	(421,718)	(186,317)
Repayments of loans receivable	408,654	132,542
Repayment of loan participations sold	—	(15,216)
Acquisition of businesses, net of $32,135 and $34,924 cash acquired for 2022 and 2021, respectively	(113,605)	(2,122)
Purchases of property, equipment and intangible assets	(1,385)	(552)
Proceeds from sale of property, equipment and intangible assets	2	3

Investment of subsidiaries initial public offering proceeds into trust account	—	(345,000)
Funds received from trust account of subsidiary	172,584	—
Purchase of equity and other investments	(2,786)	—
Net cash provided by (used in) investing activities	41,746	(416,662)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	—	80,000
Repayment of revolving line of credit	(5,300)	—
Repayment of notes payable	(409)	(37,610)
Repayment of term loan	(60,879)	(16,084)
Proceeds from term loan	275,700	200,000
Proceeds from issuance of senior notes	51,215	890,568
Redemption of senior notes	—	(390,465)
Payment of debt issuance and offering costs	(1,355)	(30,968)
Payment of contingent consideration	(674)	(1,560)
Payment of employment taxes on vesting of restricted stock	(6,733)	(10,540)
Common dividends paid	(90,351)	(236,554)
Preferred dividends paid	(6,006)	(5,467)
Repurchase of common stock	(27)	(2,656)
Distributions to noncontrolling interests	(3,408)	(15,742)
Contributions from noncontrolling interests	11,350	12,732
Redemption of subsidiary temporary equity and distributions	(172,584)	—
Proceeds from initial public offering of subsidiaries	—	345,000
Proceeds from issuance of common stock	—	64,713
Proceeds from issuance of preferred stock	639	13,997
Net cash (used in) provided by financing activities	(8,822)	859,364
(Decrease) increase in cash, cash equivalents and restricted cash	(39,890)	276,050
Effect of foreign currency on cash, cash equivalents and restricted cash	(6,587)	(1,755)
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,477)	274,295
Cash, cash equivalents and restricted cash, beginning of period	279,860	104,837
Cash, cash equivalents and restricted cash, end of period	$233,383	$379,132

Supplemental disclosures:
Interest paid	$133,359	$100,997
Taxes paid	$45,390	$87,857
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
The Company operates in six operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate, institutional and high net worth clients; (iii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iv) Financial Consulting, through which the Company provides bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services; (v) Principal Investments - Communications and Other, through which the Company provides consumer Internet access and related subscription services from United Online, cloud communication services primarily through the magicJack devices, global cloud/unified communications and managed services from Lingo, mobile phone voice, text, and data services and devices through a mobile virtual network operator, and single source communications and cloud technology services from BullsEye Telecom (“BullsEye”); and (vi) Brands, which is focused on generating revenue through the licensing of trademarks.
On September 23, 2022, the Company's subsidiary, B. Riley Receivables II, LLC, a Delaware limited liability company, entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders for a five-year $148,200 term loan. The Pathlight Credit Agreement was entered in connection with the purchase of the 2022 Badcock Receivable discussed in Note 2.
On August 25, 2022, certain Company subsidiaries acquired the assets of Atlantic Coast Fibers, LLC (and related businesses), which provides residential and commercial recycling services in the New York City metropolitan area. The purchase price consideration totaled $27,541, which consisted of $14,482 in cash, $1,642 in assumed debt, and $11,416 in contingent consideration payable over approximately the next two years. In accordance with Accounting Standards Codification (“ASC”) 805, the Company used the acquisition method of accounting for this acquisition. Goodwill of $3,913 and other intangible assets of $13,080 were recorded as a result of the acquisition.
On August 16, 2022, the Company's majority-owned subsidiary, Lingo, acquired BullsEye, a single source communications and cloud technology provider. The purchase price consideration totaled $64,907, which Lingo partially funded using a $52,500 term loan that is discussed in Note 9. In accordance with ASC 805, the Company used the acquisition method of accounting for this acquisition. Goodwill of $29,284 and other intangible assets of $28,700 were recorded as a result of the acquisition. The acquisition is expected to bring revenue from multi-location enterprise business customers to Lingo, improving scale and flexibility.
On August 16, 2022, Lingo entered into a credit agreement (the “Lingo Credit Agreement”) by and among Lingo, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45,000 term loan. On September 9, 2022, Lingo entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank for an incremental term loan of $7,500, increasing the principal balance of the term loan to $52,500.

On May 31, 2022, the Company's ownership interest in Lingo increased from 40% to 80% as a result of the conversion of $17,500 of debt owed by Lingo to equity. As a result of the consolidation of Lingo, the pre-existing equity investment was remeasured at fair value resulting in the recognition of a gain of $6,790, which is included in trading (losses) income and fair value adjustments on loans in the condensed consolidated statement of operations. In accordance with ASC 805, the Company used the acquisition method of accounting. The total fair value of the acquired assets of Lingo was $115,538 and the fair value of the 20% noncontrolling interest was $8,021 at May 31, 2022. Goodwill of $33,622 and other intangible assets of $63,000 were recorded as a result of the acquisition. The acquisition is expected to expand the services offered in the Company's Principal Investments - Communications and Other segment.
On January 19, 2022, the Company acquired FocalPoint Securities, LLC (“FocalPoint”), an independent investment bank headquartered in Los Angeles, California. The purchase price consideration totaled $124,479, which consisted of $64,248 in cash, $20,320 in issuance of common stock of the Company, and $39,911 in deferred cash and contingent consideration payable over the next three years. The Company used the acquisition method of accounting for this acquisition. Goodwill of $110,512 and other intangible assets of $10,780 that were recorded as a result of the acquisition will be deductible for tax purposes. The acquisition is expected to expand B. Riley Securities’ mergers and acquisitions (“M&A”) advisory business and enhance its debt capital markets and financial restructuring capabilities.
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
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
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

(c) Interest Expense — Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $17,447 and $9,945 during the three months ended September 30, 2022 and 2021, respectively, and $43,757 and $39,391 during the nine months ended September 30, 2022 and 2021, respectively. Interest expense from loan participations sold totaled $152 and $878 during the three and nine months ended September 30, 2021, respectively.
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
(e) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $1,584 and $808 during the three months ended September 30, 2022 and 2021, respectively, and $5,941 and $1,964 during the nine months ended September 30, 2022 and 2021, respectively. Advertising expense was included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
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
In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718 - Compensation — Stock Compensation (“ASC 718”), the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. During the three months ended September 30, 2022 and 2021, the Company recognized compensation expense of $120 and $132, respectively, related to the Purchase Plan. During the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense of $316 and $474, respectively, related to the Purchase Plan.
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
(i) Restricted Cash
As of September 30, 2022 and December 31, 2021, restricted cash included $1,578 and $927 of cash collateral for leases, respectively.
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$231,805	$278,933
Restricted cash	1,578	927
Total cash, cash equivalents and restricted cash	$233,383	$279,860
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
(k) Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation expense on property and equipment was $1,327 and $986 during the three months ended September 30, 2022 and 2021, respectively, and $3,380 and $2,890 during the nine months ended September 30, 2022 and 2021, respectively.
(l) Loans Receivable
Under ASC 326 - Financial Instruments – Credit Losses, the Company elected the fair value option for all outstanding loans receivable. Under the fair value option, loans receivables are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the consolidated statements of operations.
Loans receivable, at fair value totaled $814,715 and $873,186 as of September 30, 2022 and December 31, 2021, respectively. The loans have various maturities through March 2027. As of September 30, 2022 and December 31, 2021, the historical cost of loans receivable accounted for under the fair value option was $846,933 and $877,527, respectively, which included principal balances of $851,689 and $886,831 respectively, and unamortized costs, origination fees, premiums and discounts, totaling $4,756 and $9,304, respectively. During the three months ended September 30, 2022 and 2021, the Company recorded net unrealized loss of $19,158 and $1,317, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recorded a net unrealized loss of $19,287 and net unrealized gain of $8,729, respectively, on the loans receivable at fair value, which was included in trading income (losses) and fair value adjustments on loans on the condensed consolidated statements of operations.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of September 30, 2022, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 15. In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of September 30, 2022, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
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
Badcock Loans Receivable
On September 23, 2022, the Company's subsidiary, B Riley Receivables II, LLC, a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“Receivables Purchase Agreement II”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”). This purchase of $168,363 consumer credit receivables of WSBC (“2022 Badcock Receivable”) was partially financed by a $148,200 term loan discussed in Note 9. As of September 30, 2022, the principal outstanding for the 2022 Badcock Receivable was $168,363 and included in loans receivable, at fair value on the condensed consolidated balance sheets.
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Receivables Purchase Agreement”) with WSBC. The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables of WSBC (“2021 Badcock Receivable”), which was collateralized by the performance of the consumer credit receivables of WSBC. In connection with the Receivables Purchase Agreement, the Company entered into a Servicing Agreement (the “Servicing Agreement”) with WSBC pursuant to which WSBC will provide to the Company certain customary servicing and account management services in respect of the receivables purchased by the Company under the Receivables Purchase Agreement. In addition, subject to certain terms and conditions, FRG has agreed to guarantee the performance by WSBC of its obligations under the Receivables Purchase Agreement and the Servicing Agreement. As of September 30, 2022 and December 31, 2021, the principal outstanding for the 2021 Badcock Receivable was $212,551 and $400,000, respectively, and included in loans receivable, at fair value on the condensed consolidated balance sheets.
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

As of September 30, 2022 and December 31, 2021, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	September 30, 2022	December 31, 2021
Securities and other investments owned:
Equity securities	$1,140,728	$1,444,474
Corporate bonds	6,761	7,632
Other fixed income securities	8,649	2,606
Partnership interests and other	82,475	77,383
	$1,238,613	$1,532,095

Securities sold not yet purchased:
Equity securities	$10,801	$20,302
Corporate bonds	6,264	6,327
Other fixed income securities	686	1,994
	$17,751	$28,623
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC 820 - Fair Value Measurements. As of September 30, 2022 and December 31, 2021, partnership and investment fund interests valued at NAV of $82,475 and $77,383, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. As of September 30, 2022 and December 31, 2021, investments in nonpublic entities valued using a measurement alternative of $84,280 and $59,745, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.
Funds held in trust represents U.S. treasury bills that were purchased with funds raised through the initial public offering of B. Riley Principal 250 Merger Corporation (“BRPM 250”), a consolidated special purpose acquisition corporation (“SPAC”). The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of the class A public common shares of the SPAC as set forth in the trust agreement. The funds held in trust are included within Level 1 of the fair value hierarchy and included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.
The Company has warrant liabilities related to warrants of the SPAC that are held by investors in BRPM 250. The warrants are accounted for as liabilities in accordance with ASC 815 - Derivatives and Hedging and are measured at fair value at inception and on a recurring basis using quoted prices in over-the-counter markets. Warrant liabilities are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets in the amount of $633 for BRPM 250 and $12,938 for B. Riley Principal 150 Merger Corporation (“BRPM 150”) and BRPM 250 as of September 30, 2022 and December 31, 2021, respectively. Changes in fair value of warrants are included within change in fair value of financial instruments and other as part of other income (expense) in the condensed consolidated statements of operations. The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2022 Using
	Fair value as of September 30, 2022	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$173,216	$173,216	$—	$—
Securities and other investments owned:
Equity securities	1,056,448	717,092	—	339,356
Corporate bonds	6,761	—	6,761	—
Other fixed income securities	8,649	—	8,649	—
Total securities and other investments owned	1,071,858	717,092	15,410	339,356
Loans receivable, at fair value	814,715	—	—	814,715
Total assets measured at fair value	$2,059,789	$890,308	$15,410	$1,154,071

Liabilities:
Securities sold not yet purchased:
Equity securities	$10,801	$10,801	$—	$—
Corporate bonds	6,264	—	6,264	—
Other fixed income securities	686	—	686	—
Total securities sold not yet purchased	17,751	10,801	6,950	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,322	—	—	4,322
Warrant liabilities	633	633	—	—
Contingent consideration	29,578	—	—	29,578
Total liabilities measured at fair value	$52,284	$11,434	$6,950	$33,900

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2021 Using
	Fair value at December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$345,024	$345,024	$—	$—
Securities and other investments owned:
Equity securities	1,384,729	1,007,180	—	377,549
Corporate bonds	7,632	—	7,632	—
Other fixed income securities	2,606	—	2,606	—
Total securities and other investments owned	1,394,967	1,007,180	10,238	377,549
Loans receivable, at fair value	873,186	—	—	873,186
Total assets measured at fair value	$2,613,177	$1,352,204	$10,238	$1,250,735

Liabilities:
Securities sold not yet purchased:
Equity securities	$20,302	$20,302	$—	$—
Corporate bonds	6,327	—	6,327	—
Other fixed income securities	1,994	—	1,994	—
Total securities sold not yet purchased	28,623	20,302	8,321	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	—	4,506
Warrant liabilities	12,938	12,938	—	—
Total liabilities measured at fair value	$46,067	$33,240	$8,321	$4,506
As of September 30, 2022 and December 31, 2021, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $1,154,071 and $1,250,735, respectively, or 20.0% and 21.4%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.
The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of September 30, 2022:

	Fair value at September 30, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$267,745	Market approach	Multiple of EBITDA	1.80x - 13.00x	6.49x
			Multiple of Sales	1.00x	1.00x
			Market price of related security	$10.03 - $16.81	$13.72
	65,044	Discounted cash flow	Market interest rate	17.8%	17.8%
	6,567	Option pricing model	Annualized volatility	30.0% - 200.0%	57.4%
Loans receivable at fair value	814,715	Discounted cash flow/Market approach	Market interest rate/Market price of related security	6.0% - 33.5%	21.9%
Total level 3 assets measured at fair value	$1,154,071

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,322	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	29,578	Discounted cash flow	EBITDA volatility	65.0%	65.0%
			Market interest rate	8.5%	8.5%
Total level 3 liabilities measured at fair value	$33,900

The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2022 and 2021 were as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period				Level 3 Balance at End of Period
		Fair Value Adjustments	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Nine Months Ended September 30, 2022
Equity securities	$377,549	$(18,594)	$—	$18,457	$(38,056)	$339,356
Loans receivable at fair value	873,186	(19,205)	9,554	(7,983)	(40,837)	814,715
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	824	(1,008)	—	4,322
Contingent consideration	—	(3,880)	—	33,458	—	29,578

Nine Months Ended September 30, 2021
Equity securities	$149,292	$52,102	$—	$125,794	$5,777	$332,965
Loans receivable at fair value	390,689	9,059	9,003	(57,989)	—	350,762
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	(504)	—	—	4,196
Warrant liabilities	—	—	—	10,466	(10,466)	—
The amount reported in the table above during the nine months ended September 30, 2022 and 2021 included the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of September 30, 2022 and December 31, 2021, the senior notes payable had a carrying amount of $1,661,191 and $1,606,560, respectively, and fair value of $1,539,876 and $1,661,189, respectively. The carrying amount of the term loans approximates fair value because the effective yield of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.
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

The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2022. These investments were measured due to an observable price change or impairment during the nine months ended September 30, 2022.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2022
Investments in nonpublic entities that do not report NAV	$16,387	$—	$15,737	$650
(o) Derivative and Foreign Currency Translation
The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of September 30, 2022, there were no forward exchange contracts outstanding. As of December 31, 2021, €6,000 forward exchange contracts were outstanding.
The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was zero and $248 during the three months ended September 30, 2022 and 2021, respectively, and $68 and $921 during the nine months ended September 30, 2022 and 2021, respectively. This amount was reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction gain was $783 and $689 during the three months ended September 30, 2022 and 2021, respectively, and gain was $1,913 and $855 during the nine months ended September 30, 2022 and 2021, respectively. These amounts were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
As disclosed in Note 2(s) below, the Company consolidated a VIE, BRPM 250, which has outstanding warrants that were issued in its initial public offering. The warrants were recorded as a liability since the warrants contain a provision to be settled in cash in the event of a qualifying cash tender offer for BRPM 250, which is outside the control of the Company. The outstanding warrants are considered derivative instruments with the warrant liability measured at fair value at each reporting date until exercised or upon expiration, with changes in fair value reported in other income in the condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the warrant liability for BRPM 250 totaled $633 and BRPM 150 and BRPM 250 totaled $12,938, respectively, which was included in accrued expenses and other liabilities in the condensed consolidated balance sheet.
(p) Redeemable Noncontrolling Interests in Equity of Subsidiaries
The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the class A ordinary shareholders in the BRPM 250 sponsored SPAC and the 20% noncontrolling interest of Lingo. These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the condensed consolidated balance sheet, outside of the permanent equity section. The class A ordinary shareholders of BRPM 250 have redemption rights that are considered to be outside of the Company’s control. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within retained earnings. The operating agreement with Lingo has provisions which result in the noncontrolling interest being accounted for as temporary equity. Net income (losses) are reflected in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in the condensed consolidated statement of operations.

Changes to redeemable noncontrolling interest consist of the following:

Nine Months Ended September 30, 2022
Balance, January 1, 2022	$345,000
Net loss	(1,078)
De-consolidation of BRPM 150	(172,584)
Contributions	8,021
Distributions	(600)
Balance, September 30, 2022	$178,759
(q) Equity Investments
As of September 30, 2022 and December 31, 2021, equity investments of $42,560 and $39,190, respectively, were accounted for under the equity method of accounting and included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees was included in income from equity investments in the accompanying condensed consolidated statements of operations.
bebe stores, inc.
As of September 30, 2022 and December 31, 2021, the Company had a 40.1% ownership interest in bebe stores, inc. (“bebe”). In December 2021, the Company purchased an additional 71,970 shares of newly issued common stock of bebe for $612 and increased its ownership interest from 39.5% to 40.1%. The equity ownership in bebe was accounted for under the equity method of accounting and was included in prepaid expenses and other assets in the condensed consolidated balance sheets.
As of September 30, 2022, the carrying value of the Company’s equity investment in bebe exceeded the fair value based on the quoted market prices. In consideration of these facts, the Company evaluated its investment for other than temporary impairment under ASC 323. The Company did not utilize bright-line tests in the evaluation. Based on the available facts and information regarding the operating results of bebe, the Company’s ability and intent to hold the investments until recovery, the relative amount of the declines, and the length of time that the fair values were less than the carrying values, the Company concluded that recognition of impairment losses in earnings was not required. However, the Company will continue to monitor the investment and it is possible that impairment losses will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.
(r) Supplemental Non-cash Disclosures
During the nine months ended September 30, 2022, non-cash investing activities included $20,320 in issuance of the Company's common stock as part of the purchase price consideration from the FocalPoint acquisition and $22,661 in seller financing for deferred cash consideration, the conversion of $17,500 of debt owed by Lingo to equity, and the repayment of loans receivable in the amount of $850 with equity securities. During the nine months ended September 30, 2021, non-cash investing activities included the repayment of a loan receivable in full in the amount of $133,453 with equity securities, a $51,000 note receivable issued for the sale of equity securities to a third party, $35,000 of loans receivable were exchanged for $35,000 of newly issued debt securities, the repayment of a loan receivable in full in the amount of $2,800 with equity securities, and a $200 note receivable was issued for the sale of equity securities to a third party.
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
The Company has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered VIEs under the accounting guidance.
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
Placement agent fees attributable to such arrangements during the three months ended September 30, 2022 and 2021 were $349 and $26,732, respectively, and for the nine months ended September 30, 2022 and 2021 were $12,437 and $52,114, respectively, and are included in services and fees in the condensed consolidated statements of operations.
The carrying value of the Company’s investments in the VIEs that were not consolidated is shown below.

	September 30, 2022	December 31, 2021
Securities and other investments owned, at fair value	$35,291	$27,445
Loans receivable, at fair value	70,400	205,265
Other assets	3,129	4,956
Maximum exposure to loss	$108,820	$237,666
B. Riley Principal 150 and 250 Merger Corporations
In 2021, the Company along with B. Riley Principal 150 Merger Corporation (“BRPM 150”) and BRPM 250, both special purpose acquisition companies incorporated as Delaware corporations, consummated the initial public offerings of 17,250,000 units of BRPM 150 and 17,250,000 units of BRPM 250. Each Unit of BRPM 150 and BRPM 250 consisted of one share of class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of BRPM 150 or BRPM 250 class A common stock at an exercise price of $11.50 per share. The BRPM 150 and BRPM 250 Units were each sold at a price of $10.00 per unit, generating gross proceeds to BRPM 150 of $172,500 and BRPM 250 of $172,500. These proceeds which totaled $345,000 were deposited in a trust account established for the benefit of the BRPM 150 and BRPM 250 class A public shareholders and was included in prepaid expenses and other assets in the condensed balance sheet. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of BRPM 150 and BRPM 250. Under the terms of the BRPM 150 and BRPM 250 initial public offerings, BRPM 150 and BRPM 250 are required to consummate a business combination transaction within 24 months (or 27 months under certain circumstances) of the completion of their respective initial public offerings.
In connection with the completion of the initial public offerings of BRPM 150 and BRPM 250, the Company invested in the private placement units of BRPM 150 and BRPM 250. Both BRPM 150 and BRPM 250 are determined to be VIE’s because each of the entities do not have enough equity at risk to finance their activities without additional subordinated financial support. The Company has determined that the class A shareholders of BRPM 150 and BRPM 250 do not have substantive rights as shareholders of BRPM 150 and BRPM 250 since these equity interests are determined to be temporary equity. As such, the Company has determined that it is the primary beneficiary of BRPM 150 and BRPM 250 as it has the right to receive benefits or the obligation to absorb losses of each of the entities, as well as the power to direct a majority of the activities that significantly impact BRPM 150 and BRPM 250’s economic performance. Since the Company is determined to be the primary beneficiary, BRPM 150 and BRPM 250 were consolidated into the Company’s financial statements.

On July 19, 2022, BRPM 150 completed a business combination with FaZeClan Holdings, Inc. (“Faze Holdings”) in a reverse merger transaction resulting in BRPM 150 no longer being a VIE of the Company and no longer being included in the consolidated group of the Company. In connection with the de-consolidation of BRPM 150, among other items, prepaid expenses and other assets decreased by $172,584 related to funds held in a trust account and redeemable noncontrolling interests in equity of subsidiaries decreased by $172,500. During the three and nine months ended September 30, 2022, the Company recognized incentive fees of $41,885 included in services and fees in the condensed consolidated statement of operations. See Note 18 for further discussion.
(t) Recent Accounting Standards
Not yet adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about an entity’s use of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. An entity should also consider whether the existence of a supplier finance program changes the appropriate presentation of the payables in the program from trade payables to borrowings. The amendments in this update are effective for the Company for fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the effect of this new standard, which is not expected to have a material impact on its financial position and results of operations.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820). This update clarifies that a contractual restriction on the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account. Therefore, a contractual sale restriction should not be considered when measuring an equity security's fair value. The update also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. Specific disclosures related to equity securities subject to contractual sale restrictions are required and include the fair value of such equity securities on the balance sheet, the nature and remaining duration of the corresponding restrictions, and any circumstances that could cause a lapse in the restrictions. The amendments in this update are effective for the Company for fiscal periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Investment companies as defined by Topic 946 should apply the amendments in this update to an equity security with a contract containing a sale restriction that was executed or modified on or after the date of adoption. For an equity security with a contract containing a sale restriction that was executed before the date of adoption, investment companies should continue to account for the equity security under their historical accounting policy for measuring such securities until the contractual restrictions expire or are modified. The Company has not yet adopted this update and is currently evaluating the effect, if any, this new standard will have on its financial position and results of operations.
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
NOTE 3 — RESTRUCTURING CHARGE
The Company recorded $8,016 in restructuring charges during the three and nine months ended September 30, 2022. The Company did not record any restructuring charges for the three and nine months ended September 30, 2021.
The restructuring charges during the three and nine months ended September 30, 2022 were primarily related to the reorganization and consolidation activities in the Wealth Management segment and the Principal Investments - Communications and Other segment. Reorganization and consolidation activities consisted of reductions in workforce, facility closures, and related intangible impairments and asset disposals.
The following tables summarize the changes in accrued restructuring charge during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$574	$676	$624	$727
Restructuring charge	8,016	—	8,016	—
Cash paid	(1,448)	(29)	(1,503)	(86)
Non-cash items	(4,620)	3	(4,615)	9
Balance, end of period	$2,522	$650	$2,522	$650
The following tables summarize the restructuring activities by reportable segment during the three and nine months ended September 30, 2022.

	Wealth Management	Principal Investments - Communications and Other	Total
Restructuring charge (recovery) for the three and nine months ended September 30, 2022
Employee termination	$354	$906	$1,260
Impairment of intangibles	2,012	2,162	4,174
Facility closure and consolidation	1,741	841	2,582
Total restructuring charge	$4,107	$3,909	$8,016

NOTE 4 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2022 and December 31, 2021:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of September 30, 2022
Securities borrowed	$2,243,306	$—	$2,243,306	$2,243,306	$—
Securities loaned	$2,239,250	$—	$2,239,250	$2,239,250	$—
As of December 31, 2021
Securities borrowed	$2,090,966	$—	$2,090,966	$2,090,966	$—
Securities loaned	$2,088,685	$—	$2,088,685	$2,088,685	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.
NOTE 5 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	September 30, 2022	December 31, 2021
Accounts receivable	$60,137	$39,045
Investment banking fees, commissions and other receivables	8,165	14,286
Total accounts receivable	68,302	53,331
Allowance for doubtful accounts	(3,595)	(3,658)
Accounts receivable, net	$64,707	$49,673
Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$2,773	$3,565	$3,658	$3,599
Add: Additions to reserve	1,510	493	2,786	1,248
Less: Write-offs	(688)	(266)	(2,857)	(1,087)
Less: Recovery	—	—	8	32
Balance, end of period	$3,595	$3,792	$3,595	$3,792

NOTE 6 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	September 30, 2022	December 31, 2021
Funds held in trust account	$173,216	$345,024
Equity investments	42,560	39,190
Prepaid expenses	21,322	14,965
Unbilled receivables	12,483	12,315
Other receivables	71,797	40,483
Other assets	34,497	11,525
Prepaid expenses and other assets	$355,875	$463,502
Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based contracts in the Auction and Liquidation segment, mobile handsets in the Principal Investments – Communications and Other segment, and consulting related engagements in the Financial Consulting segment.
NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $429,187 and $250,568 as of September 30, 2022 and December 31, 2021, respectively.
The changes in the carrying amount of goodwill during the nine months ended September 30, 2022, resulting primarily from the acquisitions of FocalPoint in the Capital Markets segment and Lingo and BullsEye in the Principal Investments – Communications and Other segment (as previously discussed in Note 1), were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments- Communications and Other Segment	Total
Balance as of December 31, 2021	$51,338	$51,195	$1,975	$23,680	$122,380	$250,568
Goodwill acquired during the period:
Acquisition of other businesses	110,512	—	—	—	68,107	178,619
Balance as of September 30, 2022	$161,850	$51,195	$1,975	$23,680	$190,487	$429,187

Intangible assets consisted of the following:

		As of September 30, 2022			As of December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1.9 to 16 Years	$220,811	$(80,900)	$139,911	$130,801	$(59,671)	$71,130
Domain names	7 years	185	(162)	23	185	(143)	42
Advertising relationships	8 years	100	(78)	22	100	(69)	31
Internally developed software and other intangibles	0.5 to 5 Years	24,295	(11,016)	13,279	15,275	(8,820)	6,455
Trademarks	3 to 10 Years	20,683	(2,848)	17,835	6,369	(1,652)	4,717
Total		266,074	(95,004)	171,070	152,730	(70,355)	82,375

Non-amortizable assets:
Tradenames		125,276	—	125,276	125,276	—	125,276
Total intangible assets		$391,350	$(95,004)	$296,346	$278,006	$(70,355)	$207,651
Amortization expense was $9,390 and $5,156 during the three months ended September 30, 2022 and 2021, respectively, and $23,146 and $16,176 during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, estimated future amortization expense was $9,466, $32,249, $28,169, $23,685, and $20,916 for the years ended December 31, 2022 (remaining three months), 2023, 2024, 2025 and 2026, respectively. The estimated future amortization expense after December 31, 2026 is $56,585.
NOTE 8 — NOTES PAYABLE
Asset Based Credit Facility
The Company is party to a credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts more fully described in Note 2(d) in the Annual Report on Form 10-K. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $18 and $109 during the three months ended September 30, 2022 and 2021, respectively, and $165 and $325 during the nine months ended September 30, 2022 and 2021, respectively. There was no outstanding balance on this credit facility as of September 30, 2022 and December 31, 2021. As of September 30, 2022, there were no open letters of credit outstanding.
The Company is in compliance with all financial covenants in the asset based credit facility as of September 30, 2022.

Other Notes Payable
As of September 30, 2022 and December 31, 2021, the outstanding balance for the other notes payable was $25,075 and $357, respectively. Interest expense was $298 and $4 during the three months ended September 30, 2022 and 2021, respectively, and $825 and $16 during the nine months ended September 30, 2022 and 2021, respectively. Notes payable consisted of additional deferred cash consideration owed to the sellers of FocalPoint as of September 30, 2022. Notes payable to a clearing organization for one of the Company’s broker dealers, which accrued interest at the prime rate plus 2.0%, matured on January 31, 2022 and was repaid during the nine months ended September 30, 2022.
NOTE 9 — TERM LOANS AND REVOLVING CREDIT FACILITY
Pathlight Credit Agreement
On September 23, 2022, the Company's subsidiary, B. Riley Receivables II, LLC, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148,200 term loan. The Pathlight Credit Agreement was entered in connection with the purchase of the 2022 Badcock Receivable discussed in Note 2.
The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus an applicable margin of 6.50%. As of September 30, 2022, the interest rate on the Pathlight Credit Agreement was 10.00%.
The Pathlight Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Pathlight Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Pathlight Credit Agreement.
Principal outstanding under the Pathlight Credit Agreement is repaid based on collections of the 2022 Badcock Receivable less other application of payments as defined in the Pathlight Credit Agreement and the remaining principal balance is due at final maturity on September 23, 2027.
As of September 30, 2022, the outstanding balance on the term loan was $144,584 (net of unamortized debt issuance costs of $3,616). Interest expense on the term loan during the three and nine months ended September 30, 2022 was $418 (including amortization of deferred debt issuance costs of $89).
Lingo Credit Agreement
On August 16, 2022, the Company's subsidiary, Lingo, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45,000 term loan. On September 9, 2022, Lingo entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank (the “New Lender”) for an incremental term loan of $7,500, increasing the principal balance of the term loan to $52,500.
The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of September 30, 2022, the interest rate on the Lingo Credit Agreement was 6.29%.
The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires the Borrower to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding agreement.
Principal outstanding is due in quarterly installments starting on March 31, 2023. Quarterly installments from March 31, 2023 to December 31, 2023 are in the amount of $1,641 per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $1,969 per quarter, from March 31, 2025 to June 30, 2027 are in the amount of $2,625, and the remaining principal balance is due at final maturity on August 16, 2027.
As of September 30, 2022, the outstanding balance on the term loan was $51,595 (net of unamortized debt issuance costs of $905). Interest expense on the term loan during the three and nine months ended September 30, 2022 was $403 (including amortization of deferred debt issuance costs of $26).
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

As of September 30, 2022 and December 31, 2021, the outstanding balances on the Term Loan Facility and Incremental Facility were $290,448 (net of unamortized debt issuance costs of $5,802) and $292,650 (net of unamortized debt issuance costs of $7,350), respectively. Interest on the term loan during the three months ended September 30, 2022 and 2021 was $5,720 (including amortization of deferred debt issuance costs of $523) and $2,720 (including amortization of deferred debt issuance costs of $350), respectively. Interest on the term loan during the nine months ended September 30, 2022 and 2021 was $14,557 (including amortization of deferred debt issuance costs of $1,548) and $2,956 (including amortization of deferred debt issuance costs of $380), respectively. The interest rate on the term loan as of September 30, 2022 and December 31, 2021 was 8.10% and 4.72%, respectively.
The Company had an outstanding balance of $74,700 and $80,000 under the Revolving Credit Facility as of September 30, 2022 and December 31, 2021, respectively. Interest on the revolving facility during the three months ended September 30, 2022 and 2021 was $1,410 (including unused commitment fee of $6 and amortization of deferred financing costs of $146) and $790 (including unused commitment fee of $58 and amortization of deferred financing costs of $146), respectively. Interest on the revolving facility during the nine months ended September 30, 2022 and 2021 was $3,737 (including unused commitment fee of $6 and amortization of deferred financing costs of $434) and $820 (including unused commitment fee of $76 and amortization of deferred financing costs of $159). The interest rate on the revolving facility as of September 30, 2022 and December 31, 2021 was 7.64% and 4.67%, respectively.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the

BRPAC Credit Agreement. As of September 30, 2022 and December 31, 2021, the interest rate on the BRPAC Credit Agreement was 6.04% and 3.17%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments on December 31, 2022 are in the amount of $2,813, from March 31, 2023 to December 31, 2023 are in the amount of $4,688 per quarter, from March 31, 2024 to December 31, 2026 are in the amount of $3,750 per quarter, on March 31, 2027 is in the amount of $2,813, and the remaining principal balance is due at final maturity on June 30, 2027.
As of September 30, 2022 and December 31, 2021, the outstanding balance on the term loan was $71,408 (net of unamortized debt issuance costs of $779) and $53,735 (net of unamortized debt issuance costs of $582), respectively. Interest expense on the term loan during the three months ended September 30, 2022 and 2021 was $1,088 (including amortization of deferred debt issuance costs of $81) and $554 (including amortization of deferred debt issuance costs of $72), respectively. Interest expense on the term loan during the nine months ended September 30, 2022 and 2021 was $2,168 (including amortization of deferred debt issuance costs of $252) and $1,931 (including amortization of deferred debt issuance costs of $229), respectively.
NOTE 10 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	September 30, 2022	December 31, 2021
6.750% Senior notes due May 31, 2024	$138,712	$111,170
6.500% Senior notes due September 30, 2026	180,532	178,787
6.375% Senior notes due February 28, 2025	146,432	144,521
6.000% Senior notes due January 31, 2028	266,058	259,347
5.500% Senior notes due March 31, 2026	217,440	214,243
5.250% Senior notes due August 31, 2028	405,483	397,302
5.000% Senior notes due December 31, 2026	324,714	322,679
	1,679,371	1,628,049
Less: Unamortized debt issuance costs	(18,180)	(21,489)
	$1,661,191	$1,606,560
During the three months ended September 30, 2022 and 2021, the Company issued $15,448 and $97,715, respectively, of senior notes, and during the nine months ended September 30, 2022 and 2021, the Company issued $51,321 and $183,042, respectively, of senior notes with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
As of September 30, 2022 and December 31, 2021, the total senior notes outstanding was $1,661,191 (net of unamortized debt issue costs of $18,180) and $1,606,560 (net of unamortized debt issue costs of $21,489) with a weighted average interest rate of 5.70% and 5.69%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $25,149 and $21,458 for the three months ended September 30, 2022 and 2021, respectively, and totaled $74,221 and $60,010 for the nine months ended September 30, 2022 and 2021, respectively.
Sales Agreement Prospectus to Issue Up to $250,000 of Senior Notes
The most recent sales agreement prospectus was filed by the Company with the SEC on January 5, 2022 (the “Sales Agreement Prospectus”) superseding the prospectus filed with the SEC on August 11, 2021, the prospectus filed with the SEC on April 6, 2021, and the prospectus filed with the SEC on January 28, 2021. This program provides for the sale by the Company of up to $250,000 of certain of the Company’s senior notes. As of September 30, 2022 and December 31, 2021, the Company had $60,590 and $111,911, respectively, remaining availability under the Sales Agreement Prospectus.

NOTE 11 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued payroll and related expenses	$79,532	$107,904
Dividends payable	31,263	28,486
Income taxes payable	34,129	39,776
Other tax liabilities	25,699	20,106
Contingent consideration	29,578	—
Accrued expenses	23,723	96,250
Other liabilities	54,965	51,228
Accrued expenses and other liabilities	$278,889	$343,750
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables, and legal settlements. Other liabilities primarily consist of interest payables, customer deposits, and accrued legal fees.

NOTE 12 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by reportable segment for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - Communications and Other Segment	Brands Segment	Total
Revenues for the three months ended September 30, 2022
Corporate finance, consulting and investment banking fees	$41,302	$—	$—	$12,342	$—	$—	$53,644
Wealth and asset management fees	3,280	44,322	—	—	—	—	47,602
Commissions, fees and reimbursed expenses	8,827	1,728	1,949	10,493	—	—	22,997
Subscription services	—	—	—	—	70,152	—	70,152
Advertising, licensing and other (1)	—	—	2,550	—	7,744	5,023	15,317
Total revenues from contracts with customers	53,409	46,050	4,499	22,835	77,896	5,023	209,712

Interest income - Loans and securities lending	55,054	—	2,540	—	—	—	57,594
Trading gains on investments	15,171	1,027	—	—	—		16,198
Fair value adjustment on loans	(4,044)	—	—	—	—	—	(4,044)
Other	59,808	1,095	—	—	—	—	60,903
Total revenues	$179,398	$48,172	$7,039	$22,835	$77,896	$5,023	$340,363
(1)Includes sale of goods of $2,550 in Auction and Liquidation and $1,580 in Principal Investments - Communications and Other.

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - Communications and Other Segment	Brands Segment	Total
Revenues for the three months ended September 30, 2021
Corporate finance, consulting and investment banking fees	$116,044	$—	$—	$12,350	$—	$—	$128,394
Wealth and asset management fees	679	86,579	—	—	—	—	87,258
Commissions, fees and reimbursed expenses	10,893	28,379	2,740	8,941	—	—	50,953
Subscription services	—	—	—	—	16,303	—	16,303
Service contract revenues	—	—	5	—	—	—	5
Advertising, licensing and other (1)	—	—	34,327	—	2,997	6,372	43,696
Total revenues from contracts with customers	127,616	114,958	37,072	21,291	19,300	6,372	326,609

Interest income - Loans and securities lending	26,869	—	—	—	—	—	26,869
Trading gains on investments	18,184	1,262	—	—	—	—	19,446
Fair value adjustment on loans	(1,249)	—	—	—	—	—	(1,249)
Other	7,233	2,614	—		—	—	9,847
Total revenues	$178,653	$118,834	$37,072	$21,291	$19,300	$6,372	$381,522
(1)Includes sale of goods of $34,327 in Auction and Liquidation and $631 in Principal Investments - Communications and Other.

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - Communications and Other Segment	Brands Segment	Total
Revenues for the nine months ended September 30, 2022
Corporate finance, consulting and investment banking fees	$118,448	$—	$—	$44,958	$—	$—	$163,406
Wealth and asset management fees	8,199	161,835	—	—	—	—	170,034
Commissions, fees and reimbursed expenses	32,208	17,889	7,792	28,123	—	—	86,012
Subscription services	—	—	—	—	135,774	—	135,774
Advertising, licensing and other (1)	—	—	2,550	—	17,319	14,754	34,623
Total revenues from contracts with customers	158,855	179,724	10,342	73,081	153,093	14,754	589,849

Interest income - Loans and securities lending	178,879	—	3,976	—	—	—	182,855
Trading (losses) gains on investments	(279,172)	3,077	—	—	—	—	(276,095)
Fair value adjustment on loans	(4,068)	—	—	—	—	—	(4,068)
Other	90,872	5,239	—	—	—	—	96,111
Total revenues	$145,366	$188,040	$14,318	$73,081	$153,093	$14,754	$588,652
(1)Includes sale of goods of $2,550 in Auction and Liquidation and $5,345 in Principal Investments - Communications and Other.

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Principal Investments - Communications and Other Segment	Brands Segment	Total
Revenues for the nine months ended September 30, 2021
Corporate finance, consulting and investment banking fees	$370,337	$—	$—	$40,290	$—	$—	$410,627
Wealth and asset management fees	5,557	204,107	—	—	—	—	209,664
Commissions, fees and reimbursed expenses	37,703	59,979	14,547	26,145	—	—	138,374
Subscription services	—	—	—	—	50,802	—	50,802
Service contract revenues	—	—	1,090	—	—	—	1,090
Advertising, licensing and other (1)	—	—	52,162	—	8,673	15,261	76,096
Total revenues from contracts with customers	413,597	264,086	67,799	66,435	59,475	15,261	886,653

Interest income - Loans and securities lending	89,280	—	—	—	—	—	89,280
Trading (losses) gains on investments	302,539	6,483	—	—	—	—	309,022
Fair value adjustment on loans	8,796	—	—	—	—	—	8,796
Other	18,228	6,472	—	—	—	—	24,700
Total revenues	$832,440	$277,041	$67,799	$66,435	$59,475	$15,261	$1,318,451
(1)Includes sale of goods of $52,162 in Auction and Liquidation and $2,081 in Principal Investments - Communications and Other.
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $64,707 and $49,673 as of September 30, 2022 and December 31, 2021, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2022 and 2021. The Company also had $12,483 and $12,315 of unbilled receivables included in prepaid expenses and other assets as of September 30, 2022 and December 31, 2021, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of September 30, 2022 and December 31, 2021 was $89,157 and $69,507, respectively. The Company expects to recognize the deferred revenue of $89,157 as of September 30, 2022 as service and fee revenues when the performance obligation is met during the years December 31, 2022 (remaining three months), 2023, 2024, 2025 and 2026 in the amount of $57,058, $13,519, $8,637, $4,496, and $2,105, respectively. The Company expects to recognize the deferred revenue of $3,342 after December 31, 2026.
During the three months ended September 30, 2022 and 2021, the Company recognized revenue of $7,293 and $4,728 that was recorded as deferred revenue at the beginning of the respective year. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $32,287 and $31,377 that was recorded as deferred revenue at the beginning of the respective year.
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
The capitalized costs to fulfill a contract were $5,483 and $1,605 as of September 30, 2022 and December 31, 2021, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. During the three months ended September 30, 2022 and 2021, the Company recognized expenses of $723 and $324 related to capitalized costs to fulfill a contract, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized expenses of $1,813 and $433 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended September 30, 2022 and 2021.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2022. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of September 30, 2022.
NOTE 13 — INCOME TAXES
The Company’s effective income tax rate was a benefit of 30.0% and a provision of 26.8% for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the Company had federal net operating loss carryforwards of $48,869 and state net operating loss carryforwards of $52,548. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2031 through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2025.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2022, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $65,900 against these deferred tax assets.
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
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,721,132 and 1,069,184 for the three months ended September 30, 2022 and 2021, respectively, and 1,609,425 and 911,302 for the nine months ended September 30, 2022 and 2021, respectively, because to do so would have been anti-dilutive.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to B. Riley Financial, Inc.	$47,837	$50,550	$(102,384)	$380,882
Preferred stock dividends	(2,002)	(1,929)	(6,006)	(5,467)
Net income (loss) applicable to common shareholders	$45,835	$48,621	$(108,390)	$375,415

Weighted average common shares outstanding:
Basic	28,293,064	27,570,716	28,068,160	27,297,917
Effect of dilutive potential common shares:
Restricted stock units and warrants	1,675,353	1,223,350	—	1,428,575
Diluted	29,968,417	28,794,066	28,068,160	28,726,492

Basic income (loss) per common share	$1.62	$1.76	$(3.86)	$13.75
Diluted income (loss) per common share	$1.53	$1.69	$(3.86)	$13.07
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
On December 22, 2021, the Company entered into a general agreement of indemnity in favor of one of B&W’s sureties. Pursuant to this indemnity agreement, the Company agreed to indemnify the surety in connection with a default by B&W under a €30,000 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity, B&W paid the Company fees in the amount of $1,694 on January 20, 2022.
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
NOTE 16 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
The 2021 Stock Incentive Plan (the “2021 Plan”) replaced the Amended and Restated 2009 Stock Incentive Plan on May 27, 2021. Share-based compensation expense for restricted stock units under the Company’s 2021 Plan was $14,378 and $9,243 for the three months ended September 30, 2022 and 2021, respectively, and $45,397 and $23,035 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, in connection with employee stock incentive plans, the Company granted 559,168 restricted stock units with a grant date fair value of $31,859 and 65,000 performance based restricted stock units with a grant date fair value of $2,329. During the nine months ended September 30, 2021, in connection with employee stock incentive plans, the Company granted 423,660 restricted stock units with a grant date fair value of $29,439 and 1,100,000 performance based restricted stock units with a grant date fair value of $40,876. The restricted stock units generally vest over a period of one to five years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the two to three-year period following the grant. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.

(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan ("Purchase Plan"), share based compensation was $120 and $132 during the three months ended September 30, 2022 and 2021, respectively, and $316 and $474 during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, there were 398,442 and 450,717 shares reserved for issuance under the Purchase Plan, respectively.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2022 and 2021, the Company repurchased 571 shares of its common stock for $27 and 44,650 shares of its common stock for $2,656, respectively. The shares repurchased under the program are retired. On October 31, 2022, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of its outstanding common shares and expires in October 2023.
(d) Preferred Stock
During the nine months ended September 30, 2022 and 2021, the Company issued 19,659 and 207,599 depository shares of the Series A Preferred Stock, respectively. There were 2,834,144 and 2,814,485 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. Total liquidation preference for the Series A Preferred Stock as of September 30, 2022 and December 31, 2021, was $70,854 and $70,362, respectively. Dividends on the Series A preferred paid during the nine months ended September 30, 2022 and 2021, were $0.4296875 per depository share.
During the nine months ended September 30, 2022 and 2021, the Company issued 3,941 and 307,148 depository shares of the Series B Preferred Stock. There were 1,701,075 and 1,697,134 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. Total liquidation preference for the Series B Preferred Stock as of September 30, 2022 and December 31, 2021, was $42,527 and $42,428, respectively. Dividends on the Series B preferred paid during the nine months ended September 30, 2022 and 2021, were $0.4609375 per depository share.
NOTE 17 — NET CAPITAL REQUIREMENTS
B. Riley Securities (“BRS”) and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2022, BRS had net capital of $153,244, which was $146,718 in excess of required minimum net capital of $6,526, and BRWM had net capital of $14,915, which was $12,415 in excess of required minimum net capital of $2,500.
As of December 31, 2021, BRS had net capital of $277,611, which was $265,093 in excess of its required minimum net capital of $12,518, and BRWM had net capital of $13,833, which was $12,819 in excess of its required minimum net capital of $1,014.
NOTE 18 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds.
As of September 30, 2022, amounts due from related parties of $814 were from the Funds for management fees and other operating expenses. As of December 31, 2021, amounts due from related parties of $2,306 included $621 from the Funds for management fees and other operating expenses, and $1,635 due from CA Global Partners (“CA Global”) for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners.

No interest expense was recorded related to loan participations sold to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of the Company's subsidiaries, during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recorded interest expense of $46 and $525 related to loan participations sold to BRCPOF, respectively. No commission income was recorded from introducing trades on behalf of BRCPOF during the three and nine months ended September 30, 2022, respectively. The Company recorded commission income of $131 and $553 from introducing trades on behalf of BRCPOF during the three and nine months ended September 30, 2021, respectively. Our executive officers and members of our board of directors have a 46.8% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 27.8% in BRCPOF as of September 30, 2022.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for two of the funds, GACP I, L.P. and GACP II, L.P. During the three months ended September 30, 2022 and 2021, management fees paid for investment advisory services by Whitehawk was zero and $142, respectively, and during the nine months ended September 30, 2022 and 2021 management fees paid was $1,173 and $1,588, respectively.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:
Babcock and Wilcox
During the three months ended September 30, 2022 and 2021, the Company earned $65 and $401, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities. During the nine months ended September 30, 2022 and 2021, the Company earned $129 and $12,749, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
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
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company has loans receivable due from The Arena Group Holdings, Inc. (fka the Maven, Inc.) ("Arena") included in loans receivable, at fair value with a fair value of $68,575 and $69,835 as of September 30, 2022 and December 31, 2021, respectively. Interest on these loans is payable at 10% per annum with maturity dates through December 2023. During the three and nine months ended September 30, 2022, the Company earned zero and $2,023, respectively, in underwriting and financial advisory and other fees from Arena in connection with Arena's capital raising activities.
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

Faze Clan

On March 9, 2022, the Company loaned $10,000 to Faze Clan, Inc. (“Faze”) pursuant to a bridge credit agreement (the “Bridge Agreement”). On April 25, 2022, the Company loaned an additional $10,000 pursuant to the Bridge Agreement.

All principal and accrued interest pursuant to the Bridge Agreement was repaid upon closing of Faze’s business combination (the “Business Combination”) with BRPM 150, which following the Business Combination changed its name to Faze Holdings. As a result of the Business Combination, BRPM 150 is no longer a VIE of the Company. On July 19, 2022, in connection with the Business Combination, the Company purchased 5,342,500 shares of Faze Holdings Class A common stock for $10.00 per share. During the three months ended September 30, 2022, the Company earned $41,885 of incentive fees for the de-consolidation of BRPM 150 and $9,632 of underwriting and financial advisory fees from Faze and BRPM 150 in connection with the Business Combination and capital raising activities.

Targus

On October 18, 2022, a subsidiary of the Company acquired all of the issued and outstanding shares of Targus Cayman Holdco Limited (“Targus”) in a transaction with an enterprise value of approximately $250,000, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Targus, the sellers identified therein, and the other parties thereto. The purchase price consisted of a combination of cash, 6.75% senior notes due 2024, shares of common stock of the Company, and seller financing (the “Targus Transaction”). Mikel Williams, the chief executive officer of Targus and formerly a member of the Company’s board of directors, resigned from the Company’s board upon the closing of the Targus Transaction. Mr. Williams continues to serve as the chief executive officer of Targus.

Other
As of September 30, 2022 and December 31, 2021, the Company had loans receivable due from other related parties in the amount of zero and $4,201, respectively.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. Other than the fees described above, during the three months ended September 30, 2022 and 2021, the Company earned $35 and $20,868, respectively, of fees related to these services and during the nine months ended September 30, 2022 and 2021, the Company earned $4,071 and $25,059, respectively, of fees related to these services.
NOTE 19 — BUSINESS SEGMENTS
The Company’s business is classified into the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Principal Investments — Communications and Other segment, and Brands segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure. In 2022, the segment results in the Capital Markets segment include the operations of FocalPoint and the segment results in the Principal Investments – Communications and Other segment include the operations from Lingo and BullsEye (as previously discussed in Note 1) in each case from the date of acquisition.
The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Capital Markets segment:
Revenues - Services and fees	$113,217	$134,849	$249,727	$431,825
Trading income (loss) and fair value adjustments on loans	11,127	16,935	(283,240)	311,335
Interest income - Loans and securities lending	55,054	26,869	178,879	89,280
Total revenues	179,398	178,653	145,366	832,440
Selling, general and administrative expenses	(35,673)	(80,152)	(115,655)	(231,765)
Interest expense - Securities lending and loan participations sold	(17,447)	(10,097)	(43,757)	(40,269)
Depreciation and amortization	(2,174)	(514)	(6,271)	(1,526)
Segment income (loss)	124,104	87,890	(20,317)	558,880
Wealth Management segment:
Revenues - Services and fees	47,145	117,572	184,963	270,558

Trading income and fair value adjustments on loans	1,027	1,262	3,077	6,483
Total revenues	48,172	118,834	188,040	277,041
Selling, general and administrative expenses	(52,302)	(110,157)	(206,438)	(260,331)
Restructuring charge	(4,106)	—	(4,106)	—
Depreciation and amortization	(1,261)	(2,093)	(4,402)	(6,832)
Segment (loss) income	(9,497)	6,584	(26,906)	9,878
Auction and Liquidation segment:
Revenues - Services and fees	1,949	2,745	7,792	15,637
Revenues - Sale of goods	2,550	34,327	2,550	52,162
Interest income - Loans and securities lending	2,540	—	3,976	—
Total revenues	7,039	37,072	14,318	67,799
Direct cost of services	(2,999)	(13,622)	(6,630)	(27,742)
Cost of goods sold	(1,235)	(11,999)	(1,235)	(19,578)
Selling, general and administrative expenses	(2,228)	(5,153)	(6,225)	(9,719)
Segment income	577	6,298	228	10,760
Financial Consulting segment:
Revenues - Services and fees	22,835	21,291	73,081	66,435
Selling, general and administrative expenses	(20,056)	(18,436)	(60,947)	(55,896)
Depreciation and amortization	(75)	(86)	(234)	(273)
Segment income	2,704	2,769	11,900	10,266
Principal Investments - Communications and Other segment:
Revenues - Services and fees	76,316	18,669	147,748	57,394
Revenues - Sale of goods	1,580	631	5,345	2,081
Total revenues	77,896	19,300	153,093	59,475
Direct cost of services	(41,524)	(4,397)	(67,329)	(13,693)
Cost of goods sold	(1,854)	(443)	(6,099)	(1,816)
Selling, general and administrative expenses	(22,267)	(5,458)	(44,103)	(15,096)
Restructuring charge	(3,910)	—	(3,910)	—
Depreciation and amortization	(6,435)	(2,496)	(13,255)	(7,558)
Segment income	1,906	6,506	18,397	21,312
Brands segment:
Revenues - Services and fees	5,023	6,372	14,754	15,261
Selling, general and administrative expenses	(845)	(972)	(2,419)	(2,338)
Depreciation and amortization	(579)	(714)	(1,745)	(2,143)
Segment income	3,599	4,686	10,590	10,780
Consolidated operating income (loss) from reportable segments	123,393	114,733	(6,108)	621,876

Corporate and other expenses	(19,832)	(17,987)	(44,368)	(42,007)
Interest income	686	70	1,253	175
Change in fair value of financial instruments and other	(574)	1,758	9,728	8,267
(Loss) income from equity investments	(91)	1,149	3,285	1,172
Interest expense	(34,587)	(25,372)	(96,787)	(66,014)
Income (loss) before income taxes	68,995	74,351	(132,997)	523,469

(Provision for) benefit from income taxes	(16,350)	(22,693)	39,858	(140,113)
Net income (loss)	52,645	51,658	(93,139)	383,356
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	4,808	1,108	9,245	2,474
Net income (loss) attributable to B. Riley Financial, Inc.	47,837	50,550	(102,384)	380,882
Preferred stock dividends	2,002	1,929	6,006	5,467
Net income (loss) available to common shareholders	$45,835	$48,621	$(108,390)	$375,415
The following table presents revenues by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Revenues - Services and fees:
North America	$261,600	$300,340	$667,969	$854,429
Europe	4,885	1,157	10,096	2,680
Total Revenues - Services and fees	266,485	301,497	$678,065	$857,109

Trading income (losses) and fair value adjustments on loans
North America	12,154	18,197	$(280,163)	$317,818

Revenues - Sale of goods
North America	4,130	631	$7,895	$8,169
Europe	—	34,328	—	46,075
Total Revenues - Sale of goods	4,130	34,959	$7,895	$54,244

Revenues - Interest income - Loans and securities lending:
North America	57,594	26,869	$182,855	$89,280

Total Revenues:
North America	335,478	346,037	$578,556	$1,269,696
Europe	4,885	35,485	10,096	48,755
Total Revenues	$340,363	$381,522	$588,652	$1,318,451
As of September 30, 2022 and December 31, 2021, long-lived assets, which consist of property and equipment and other assets, of $16,174 and $12,870, respectively, were located in North America.
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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; our exposure to credit risk; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; competition in the asset management business; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions, including increasing inflation and actions by the Federal Reserve to address inflation and the possibility of recession; the continuing effects of the COVID-19 pandemic, or other pandemics or severe public health crises, and other related impacts including supply chain disruptions, labor shortages and increased labor costs; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; failure to successfully compete in any of our segments; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the diversion of management time on acquisition-related issues; the failure of our brand investment portfolio licensees to pay us royalties; the intense competition to which our brand investment portfolio is subject; and the effect of geopolitical instability, including wars, conflicts and terrorist attacks, including the impacts of Russia’s invasion of Ukraine. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

•Communications and other primarily consist of United Online, Inc. (“UOL” or “United Online”), which was acquired in July 2016, magicJack VocalTec Ltd. (“magicJack”), which was acquired in November 2018, Lingo Management, LLC (“Lingo”) in which the Company increased its ownership interest from 40% to 80% in May 2022, a mobile virtual network operator business (“Marconi Wireless”), which was acquired in October 2021, and BullsEye Telecom (“BullsEye”), which was acquired in August 2022. The following briefly describes each such business:

◦UOL is a communications company that offers consumer subscription services and products, consisting of Internet access services and devices under the NetZero and Juno brands.

◦magicJack is a Voice over IP (“VoIP”) cloud-based technology and services and wireless mobile communications provider.

◦Lingo is a global cloud/unified communications and managed service provider.

◦Marconi Wireless is a mobile virtual network operator business that provides mobile phone voice, text, and data services and devices.

◦BullsEye is a single source communications and cloud technology provider.

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
Capital Markets Segment. Our Capital Markets segment provides a full array of investment banking, corporate finance, financial advisory, research, securities lending and sales and trading services to corporate, institutional, and individual clients. Our corporate finance and investment banking services include merger and acquisitions as well as restructuring advisory services to public and private companies, initial and secondary public offerings, and institutional private placements. In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. Our Capital Markets segment also includes our asset management businesses that manage various private and public funds for institutional and individual investors. This segment also includes the results of operations of FocalPoint Securities, LLC (“FocalPoint”) from the date of acquisition on January 19, 2022.
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
Principal Investments - Communications and Other Segment. Our Principal Investments - Communications and Other segment consists of businesses which have been acquired primarily for attractive investment return characteristics. Currently, this segment includes, among other investments, UOL, through which we provide consumer Internet access, magicJack, through which we provide VoIP communication and related product and subscription services, and Marconi Wireless, through which we provide mobile phone services and devices. This segment also includes the results of operations of Lingo from the date of acquisition on May 31, 2022 and BullsEye from the date of acquisition on August 16, 2022.
Brands Segment. Our Brands segment consists of our brand investment portfolio that is focused on generating revenue through the licensing of trademarks and is held by BR Brands.
Recent Developments
On October 18, 2022, a subsidiary of ours acquired all of the issued and outstanding shares of Targus Cayman Holdco Limited (“Targus”) in a transaction with an enterprise value of approximately $250.0 million, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Targus, the sellers identified therein, and the other parties thereto. The purchase price consisted of a combination of cash, 6.75% senior notes due 2024, shares of our common stock, and seller financing (the “Targus Transaction”). Mikel Williams, the chief executive officer of Targus and formerly a member of our board of directors, resigned from our board upon the closing of the Targus Transaction. Mr. Williams continues to serve as the chief executive officer of Targus.

On September 23, 2022, our subsidiary, B. Riley Receivables II, LLC, a Delaware limited liability company, entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders for a five-year $148.2 million term loan. The Pathlight Credit Agreement was entered in connection with the purchase of the 2022 Badcock Receivable.
On August 25, 2022, certain of our subsidiaries acquired the assets of Atlantic Coast Fibers, LLC (and related businesses), which provides residential and commercial recycling services in the New York City metropolitan area. The purchase price consideration totaled $27.5 million, which consisted of $14.5 million in cash, $1.6 million in assumed debt, and $11.4 million in contingent consideration payable over approximately the next two years. In accordance with Accounting Standards Codification (“ASC”) 805, we used the acquisition method of accounting for this acquisition. Goodwill of $3.9 million and other intangible assets of $13.1 million were recorded as a result of the acquisition.
On August 16, 2022, our majority-owned subsidiary, Lingo, acquired BullsEye, a single source communications and cloud technology provider. The purchase price consideration totaled $64.9 million, which Lingo partially funded using a $52.5 million term loan. In accordance with ASC 805, we used the acquisition method of accounting for this acquisition. Goodwill of $29.3 million and other intangible assets of $28.7 million were recorded as a result of the acquisition. The acquisition is expected to bring revenue from multi-location enterprise business customers to Lingo, improving scale and flexibility in our Principal Investments - Communications and Other segment.
On August 16, 2022, Lingo entered into a credit agreement (the “Lingo Credit Agreement”) by and among Lingo, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45.0 million term loan. On September 9, 2022, Lingo entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank for an incremental term loan of $7.5 million, increasing the principal balance of the term loan to $52.5 million.
On May 31, 2022, our ownership interest in Lingo increased from 40% to 80% as a result of the conversion of $17.5 million of existing debt owed by Lingo to equity. As a result of the consolidation of Lingo, the pre-existing equity investment was remeasured at fair value resulting in the recognition of a gain of $6.8 million, which is included in trading (losses) income and fair value adjustments on loans in the condensed consolidated statement of operations. In accordance with ASC 805, we used the acquisition method of accounting. The total fair value of the assets of Lingo was $115.5 million and the fair value of the 20% noncontrolling interest was $8.0 million at May 31, 2022. Goodwill of $33.6 million and other intangible assets of $63.0 million were recorded as a result of the acquisition. The acquisition is expected to expand the services offered in our Principal Investments - Communications and Other segment.
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
Our diversified financial platform is affected by a variety of factors including the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, the possibility of recession, Russia's invasion of Ukraine, and rising energy prices. These factors create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position, and cash flows may be materially adversely affected.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Revenues:
Services and fees	$266,485	$301,497	$(35,012)	(11.6)%
Trading income and fair value adjustments on loans	12,154	18,197	(6,043)	(33.2)%
Interest income - Loans and securities lending	57,594	26,869	30,725	114.4%
Sale of goods	4,130	34,959	(30,829)	(88.2)%
Total revenues	340,363	381,522	(41,159)	(10.8)%
Operating expenses:
Direct cost of services	44,523	18,019	26,504	147.1%
Cost of goods sold	3,089	12,442	(9,353)	(75.2)%
Selling, general and administrative expenses	163,727	244,218	(80,491)	(33.0)%
Restructuring charge	8,016	—	8,016	100.0%
Interest expense - Securities lending and loan participations sold	17,447	10,097	7,350	72.8%
Total operating expenses	236,802	284,776	(47,974)	(16.8)%
Operating income	103,561	96,746	6,815	7.0%
Other income (expense):
Interest income	686	70	616	n/m
Change in fair value of financial instruments and other	(574)	1,758	(2,332)	(132.7)%
(Loss) income from equity investments	(91)	1,149	(1,240)	(107.9)%
Interest expense	(34,587)	(25,372)	(9,215)	36.3%
Income before income taxes	68,995	74,351	(5,356)	(7.2)%
Provision for income taxes	(16,350)	(22,693)	6,343	(28.0)%
Net income	52,645	51,658	987	1.9%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	4,808	1,108	3,700	n/m
Net income attributable to B. Riley Financial, Inc.	47,837	50,550	(2,713)	(5.4)%
Preferred stock dividends	2,002	1,929	73	3.8%
Net income available to common shareholders	$45,835	$48,621	$(2,786)	(5.7)%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Revenues - Services and fees:
Capital Markets segment	$113,217	$134,849	$(21,632)	(16.0)%
Wealth Management segment	47,145	117,572	(70,427)	(59.9)%
Auction and Liquidation segment	1,949	2,745	(796)	(29.0)%
Financial Consulting segment	22,835	21,291	1,544	7.3%
Principal Investments - Communications and Other segment	76,316	18,669	57,647	n/m
Brands segment	5,023	6,372	(1,349)	(21.2)%
Subtotal	266,485	301,498	(35,013)	(11.6)%

Revenues - Sale of goods:
Auction and Liquidation segment	2,550	34,327	(31,777)	(92.6)%
Principal Investments - Communications and Other segment	1,580	631	949	150.4%
Subtotal	4,130	34,958	(30,828)	(88.2)%

Trading income and fair value adjustments on loans
Capital Markets segment	11,127	16,935	(5,808)	(34.3)%
Wealth Management segment	1,027	1,262	(235)	(18.6)%
Subtotal	12,154	18,197	(6,043)	(33.2)%

Interest income - Loans and securities lending:
Capital Markets segment	55,054	26,869	28,185	104.9%
Auction and Liquidation segment	2,540	—	2,540	100.0%
Subtotal	57,594	$26,869	30,725	114.4%

Total revenues	$340,363	$381,522	$(41,159)	(10.8)%
_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased approximately $41.2 million to $340.4 million during the three months ended September 30, 2022 from $381.5 million during the three months ended September 30, 2021. The decrease in revenues during the three months ended September 30, 2022 was primarily due to decreases in services and fees of $35.0 million, sale of goods of $30.8 million and the fair value of the portfolio of securities and other investments owned and fair value adjustments on loans of $6.0 million, which is included in trading (losses) income and fair value adjustments on loans above, partially offset by an increase in interest income from loans and securities lending of $30.7 million. The decrease in the fair value of the portfolio of securities and other investments owned as of September 30, 2022 was primarily due to the decrease in overall values in the stock market. The decrease in revenue from services and fees in the three months ended September 30, 2022 consisted of decreases in revenue of $70.4 million in the Wealth Management segment, $21.6 million in the Capital Markets segment, $1.3 million in the Brands segment, and $0.8 million in the Auction and Liquidation segment, partially offset by increases in revenues of $57.6 million in the Principal Investments — Communications and Other segment and $1.5 million in the Financial Consulting segment.

Revenues from services and fees in the Capital Markets segment decreased $21.6 million to $113.2 million during the three months ended September 30, 2022 from $134.8 million during the three months ended September 30, 2021. The decrease in revenues was primarily due to decreases of $74.7 million from corporate finance, consulting, and investment banking fees, partially offset by increases of $41.9 million in incentive fees, $6.2 million in dividends, $2.6 million in asset management fees, and $2.4 million in interest income.
Revenues from services and fees in the Wealth Management segment decreased $70.4 million to $47.1 million during the three months ended September 30, 2022 from $117.6 million during the three months ended September 30, 2021. The decrease in revenues was primarily due to decreases in revenue of $42.3 million in wealth and asset management fees, $26.7 million in commission fees, and $1.5 million in other income.
Revenues from services and fees in the Auction and Liquidation segment decreased $0.8 million to $1.9 million during the three months ended September 30, 2022 from $2.7 million during the three months ended September 30, 2021. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.
Revenues from services and fees in the Financial Consulting segment increased $1.5 million to $22.8 million during the three months ended September 30, 2022 from $21.3 million during three months ended September 30, 2021. The increase in revenues was primarily due to an increase of $1.4 million within our Advisory Services division.
Revenues from services and fees in the Principal Investments - Communications and Other segment increased $57.6 million to $76.3 million during the three months ended September 30, 2022 from $18.7 million during the three months ended September 30, 2021. The increase in revenues was primarily due to increases in subscription services of $27.8 million from the acquisition of an additional equity interest in Lingo in the second quarter of 2022, $15.3 million from the acquisition of BullsEye in the third quarter of 2022, $12.3 million from the acquisition of Marconi in the fourth quarter of 2021, and $3.3 million from another acquisition in the third quarter of 2022. We expect the UOL and magicJack subscription revenues to continue to decline year over year.
Revenues from services and fees in the Brands segment decreased $1.3 million to $5.0 million during the three months ended September 30, 2022 from $6.4 million during the three months ended September 30, 2021. The primary source of revenue included in this segment is the licensing of trademarks.
Trading income and fair value adjustments on loans decreased $6.0 million to $12.2 million during the three months ended September 30, 2022 compared to $18.2 million during the three months ended September 30, 2021. This decrease was primarily due to a decrease of $5.8 million in the Capital Markets segment and a decrease of $0.2 million in the Wealth Management segment. The income of $12.2 million during the three months ended September 30, 2022 was primarily due to realized and unrealized gains on investments made in our proprietary trading accounts of $31.3 million, partially offset by an unrealized loss on our loans receivable, at fair value of $19.2 million.
Interest income – loans and securities lending increased $30.7 million to $57.6 million during the three months ended September 30, 2022 from $26.9 million during the three months ended September 30, 2021. Interest income from securities lending was $21.9 million and $13.0 million during the three months ended September 30, 2022 and 2021, respectively. Interest income from loans was $35.7 million and $13.9 million during the three months ended September 30, 2022 and 2021, respectively.
Revenues – Sale of Goods
Revenues from the sale of goods decreased $30.8 million to $4.1 million during the three months ended September 30, 2022 from $35.0 million during three months ended September 30, 2021. Revenues from sale of goods were attributable to a decrease of $31.8 million from sales of retail goods related to retail liquidation engagements in Europe that ended, partially offset by an increase of $1.1 million from sales of retail goods due to the acquisition of Marconi Wireless in the fourth quarter of 2021. Cost of goods sold for three months ended September 30, 2022 was $3.1 million, resulting in a gross margin of 25.2%.

Operating Expenses
Direct Cost of Services
Direct cost of services increased $26.5 million to $44.5 million during the three months ended September 30, 2022 from $18.0 million during the three months ended September 30, 2021. The activity is primarily driven by an increase of $37.1 million from the Principal Investments — Communications and Other segment, partially offset by a decrease of $10.6 million from the Auction and Liquidation segment. The increase in the Principal Investments — Communications and Other segment was primarily due to increases of $20.2 million from the acquisition of Lingo in the second quarter of 2022, $9.7 million from the acquisition of BullsEye in the third quarter of 2022, $4.8 million from the acquisition Marconi Wireless in the fourth quarter of 2021, and $3.0 million from an other acquisition in the third quarter of 2022. The decrease in the Auction and Liquidation segment was primarily due to retail liquidation engagements in Europe that ended.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the three months ended September 30, 2022 and 2021 were comprised of the following:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$37,847	23.1%	$80,666	32.9%	$(42,819)	(53.1)%
Wealth Management segment	53,563	32.7%	112,250	46.0%	(58,687)	(52.3)%
Auction and Liquidation segment	2,228	1.4%	5,153	2.1%	(2,925)	(56.8)%
Financial Consulting segment	20,131	12.3%	18,522	7.6%	1,609	8.7%
Principal Investments -Communications and Other segment	28,702	17.5%	7,954	3.3%	20,748	n/m
Brands segment	1,424	0.9%	1,686	0.7%	(262)	(15.5)%
Corporate and Other segment	19,832	12.1%	17,987	7.4%	1,845	10.3%
Total selling, general & administrative expenses	$163,727	100.0%	$244,218	100.0%	$(80,491)	(33.0)%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses decreased approximately $80.5 million to $163.7 million during the three months ended September 30, 2022 from $244.2 million during the three months ended September 30, 2021. The decrease was primarily due to decreases of $58.7 million in the Wealth Management segment, $42.8 million in the Capital Markets segment, and $2.9 million in the Auction and Liquidation segment, partially offset by increases of $20.7 million in the Principal Investments — Communications and Other segment, $1.8 million in the Corporate and Other segment, and $1.6 million in the Financial Consulting segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $42.8 million to $37.8 million during the three months ended September 30, 2022 from $80.7 million during the three months ended September 30, 2021. The decrease was primarily due to decreases of $21.5 million in consulting expenses and $20.1 million in payroll and related expenses.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $58.7 million to $53.6 million during the three months ended September 30, 2022 from $112.3 million during the three months ended September 30, 2021. The decrease was primarily due to a decrease of $58.3 million in payroll and related expenses.

Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment decreased $2.9 million to $2.2 million during the three months ended September 30, 2022 from $5.2 million during the three months ended September 30, 2021. The decrease was primarily due to decreases of $2.6 million in business development expenses and $0.2 million in payroll and related expenses.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $1.6 million to $20.1 million during the three months ended September 30, 2022 from $18.5 million during the three months ended September 30, 2021. The increase was primarily due to increases of $1.3 million in payroll and related expenses and $0.3 million in travel and entertainment expenses.
Principal Investments — Communications and Other
Selling, general and administrative expenses in the Principal Investments — Communications and Other segment increased $20.7 million to $28.7 million for the three months ended September 30, 2022 from $8.0 million for the three months ended September 30, 2021. The increase was primarily due to increases of $12.4 million from the acquisition of additional equity interest in Lingo in the second quarter of 2022, $5.0 million from the acquisition of BullsEye in the third quarter of 2022, and $3.5 million from the acquisition of Marconi in the fourth quarter of 2021.
Brands
Selling, general and administrative expenses in the Brands segment decreased $0.3 million to $1.4 million during the three months ended September 30, 2022 from $1.7 million during the three months ended September 30, 2021.
Corporate and Other
Selling, general and administrative expenses for the Corporate and Other segment increased approximately $1.8 million to $19.8 million during the three months ended September 30, 2022 from $18.0 million during the three months ended September 30, 2021. The increase was primarily due to an increase of $1.6 million in payroll and related expenses.
Other Income (Expense). Other income included interest income of $0.7 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively. Change in fair value of financial instruments and other in the amount of $0.6 million during the three months ended September 30, 2022 was primarily due to the change in fair value of warrant liabilities. Interest expense was $34.6 million during the three months ended September 30, 2022 compared to $25.4 million during the three months ended September 30, 2021. The increase in interest expense was primarily due to increases in interest expense of $3.5 million from the issuance of senior notes, $3.0 million from the Nomura term loan, $0.9 million from the Nomura revolving credit facility, and a total of $0.8 million from the Pathlight and Lingo term loans entered into during the third quarter of 2022. During the three months ended September 30, 2022, loss from equity investments was $0.1 million compared to income of $1.1 million during the three months ended September 30, 2021.
Income Before Income Taxes. Income before income taxes was $69.0 million during the three months ended September 30, 2022 compared to income of $74.4 million during the three months ended September 30, 2021. The increase was primarily due to a decrease in operating expenses of approximately $48.0 million and an increase in interest income of $0.6 million, partially offset by a decrease in revenue of $41.2 million, increase in interest expense of $9.2 million, decrease in change in fair value of financial instruments and other of $2.3 million, and an increase in loss from equity investments of $1.2 million.
Provision for Income Taxes. Provision for income taxes was $16.4 million during the three months ended September 30, 2022 compared to a provision of $22.7 million during the three months ended September 30, 2021. The effective income tax rate was 23.7% for the three months ended September 30, 2022 as compared to 30.5% for the three months ended September 30, 2021.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests and redeemable noncontrolling interests was $4.8 million during the three months ended September 30, 2022 compared to $1.1 million during the three months ended September 30, 2021.
Net Income Attributable to the Company. Net income attributable to the Company was $47.8 million during the three months ended September 30, 2022 compared to $50.6 million during the three months ended September 30, 2021. The increase was primarily due to an increase in operating income of $6.8 million, a decrease in provision for income taxes of $6.3 million, and an increase in interest income of $0.6 million, partially offset by an increase in interest expense of $9.2 million, increase in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $3.7 million, decrease in change in fair value of financial instruments and other of $2.3 million, and an increase in loss from equity investments of $1.2 million,
Preferred Stock Dividends. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. On January 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022. On October 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on October 31, 2022 to holders of record as of the close of business on October 21, 2022.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. On January 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022. On October 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on October 31, 2022 to holders of record as of the close of business on October 21, 2022.
Net Income Available to Common Shareholders. Net income available to common shareholders was $45.8 million during the three months ended September 30, 2022 compared to $48.6 million during the three months ended September 30, 2021. The increase was primarily due to an increase in operating income of $6.8 million, a decrease in provision for income taxes of $6.3 million, and an increase in interest income of $0.6 million, partially offset by an increase in interest expense of $9.2 million, increase in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $3.7 million, decrease in change in fair value of financial instruments and other of $2.3 million, and an increase in loss from equity investments of $1.2 million.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Revenues:
Services and fees	$678,065	$857,109	$(179,044)	(20.9)%
Trading (losses) income and fair value adjustments on loans	(280,163)	317,818	(597,981)	(188.2)%
Interest income - Loans and securities lending	182,855	89,280	93,575	104.8%
Sale of goods	7,895	54,244	(46,349)	(85.4)%
Total revenues	588,652	1,318,451	(729,799)	(55.4)%
Operating expenses:
Direct cost of services	73,959	41,435	32,524	78.5%
Cost of goods sold	7,334	21,394	(14,060)	(65.7)%
Selling, general and administrative expenses	506,062	635,484	(129,422)	(20.4)%
Restructuring charge	8,016	—	8,016	100.0%
Interest expense - Securities lending and loan participations sold	43,757	40,269	3,488	8.7%
Total operating expenses	639,128	738,582	(99,454)	(13.5)%
Operating (loss) income	(50,476)	579,869	(630,345)	(108.7)%
Other income (expense):
Interest income	1,253	175	1,078	n/m
Change in fair value of financial instruments and other	9,728	8,267	1,461	17.7%
Income from equity investments	3,285	1,172	2,113	180.3%
Interest expense	(96,787)	(66,014)	(30,773)	46.6%
(Loss) income before income taxes	(132,997)	523,469	(656,466)	(125.4)%
Benefit from (provision for) income taxes	39,858	(140,113)	179,971	(128.4)%
Net (loss) income	$(93,139)	383,356	(476,495)	(124.3)%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	9,245	2,474	6,771	n/m
Net (loss) income attributable to B. Riley Financial, Inc.	$(102,384)	$380,882	$(483,266)	(126.9)%
Preferred stock dividends	6,006	5,467	539	9.9%
Net (loss) income available to common shareholders	$(108,390)	$375,415	$(483,805)	(128.9)%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Revenues - Services and fees:
Capital Markets segment	$249,727	$431,825	$(182,098)	(42.2)%
Wealth Management segment	184,963	270,558	(85,595)	(31.6)%
Auction and Liquidation segment	7,792	15,637	(7,845)	(50.2)%
Financial Consulting segment	73,081	66,435	6,646	10.0%
Principal Investments - Communications and Other segment	147,748	57,394	90,354	157.4%
Brands segment	14,754	15,261	(507)	(3.3)%
Subtotal	678,065	857,110	(179,045)	(20.9)%

Revenues - Sale of goods:
Auction and Liquidation segment	2,550	52,162	(49,612)	(95.1)%
Principal Investments - Communications and Other segment	5,345	2,081	3,264	156.8%
Subtotal	7,895	54,243	(46,348)	(85.4)%

Trading (losses) income and fair value adjustments on loans
Capital Markets segment	(283,240)	311,335	(594,575)	(191.0)%
Wealth Management segment	3,077	6,483	(3,406)	(52.5)%
Subtotal	(280,163)	317,818	(597,981)	(188.2)%

Interest income - Loans and securities lending:
Capital Markets segment	178,879	89,280	89,599	100.4%
Auction and Liquidation segment	3,976	—	3,976	100.0%
	182,855	89,280	93,575	104.8%

Total revenues	$588,652	$1,318,451	$(729,799)	(55.4)%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased approximately $729.8 million to $588.7 million during the nine months ended September 30, 2022 from $1,318.5 million during the nine months ended September 30, 2021. The decrease in revenues during the nine months ended September 30, 2022 was primarily due to decreases in the fair value of the portfolio of securities and other investments owned and fair value adjustments on loans of $598.0 million, which is included in trading (losses) income and fair value adjustments on loans above, services and fees of $179.0 million, and sale of goods of $46.3 million, partially offset by an increase in interest income from loans and securities lending of $93.6 million. The decrease in the fair value of the portfolio of securities and other investments owned as of September 30, 2022 was primarily due to the decrease in overall values in the stock market. The decrease in revenue from services and fees in the nine months ended September 30, 2022 consisted of decreases in revenue of $182.1 million in the Capital Markets segment, $85.6 million in the Wealth Management segment, $7.8 million in the Auction and Liquidation segment, and $0.5 million in the Brands segment, partially offset by increases in revenues of $90.4 million in the Principal Investments — Communications and Other segment and $6.6 million in the Financial Consulting segment.

Revenues from services and fees in the Capital Markets segment decreased $182.1 million to $249.7 million during the nine months ended September 30, 2022 from $431.8 million during the nine months ended September 30, 2021. The decrease in revenues was primarily due to decreases in revenue of $251.9 million from corporate finance, consulting, and investment banking fees, partially offset by increases of $41.9 million in incentive fees, $20.8 million in dividends, $4.4 million in interest income, and $2.6 million in asset management fees.
Revenues from services and fees in the Wealth Management segment decreased $85.6 million to $185.0 million during the nine months ended September 30, 2022 from $270.6 million during the nine months ended September 30, 2021. The decrease in revenues was primarily due to decreases of $42.3 million in wealth and asset management fees and $42.1 million in commission fees.
Revenues from services and fees in the Auction and Liquidation segment decreased $7.8 million to $7.8 million during the nine months ended September 30, 2022 from $15.6 million during the nine months ended September 30, 2021. The decrease in revenues was primarily due to fewer large retail fee liquidation engagements.
Revenues from services and fees in the Financial Consulting segment increased $6.6 million to $73.1 million during the nine months ended September 30, 2022 from $66.4 million during the nine months ended September 30, 2021. The increase in revenues was primarily due to increases of $3.5 million within our Real Estate division and $3.1 million within our Advisory Services division.
Revenues from services and fees in the Principal Investments - Communications and Other segment increased $90.4 million to $147.7 million during the nine months ended September 30, 2022 from $57.4 million during the nine months ended September 30, 2021. The increase in revenues was primarily due to an increase in subscription services of $38.4 million from the acquisition of an additional equity interest in Lingo in the second quarter of 2022, $37.1 million from the acquisition of Marconi Wireless in the fourth quarter of 2021, $15.3 million from the acquisition of BullsEye in the third quarter of 2022, and $5.4 million from other acquisitions in 2022, partially offset by a decrease of $5.8 million in subscription services for UOL and magicJack. We expect the UOL and magicJack subscription revenues to continue to decline year over year.
Revenues from services and fees in the Brands segment decreased $0.5 million to $14.8 million during the nine months ended September 30, 2022 from $15.3 million during the nine months ended September 30, 2021. The primary source of revenue included in this segment is the licensing of trademarks.
Trading (losses) income and fair value adjustments on loans decreased $598.0 million to a loss of $280.2 million during the nine months ended September 30, 2022 compared to income of $317.8 million during the nine months ended September 30, 2021. This decrease was primarily due to decreases of $594.6 million in the Capital Markets segment and $3.4 million in the Wealth Management segment. The loss of $280.2 million during the nine months ended September 30, 2022 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts of $267.8 million and unrealized loss on our loans receivable, at fair value of $19.2 million, partially offset by a realized gain on disposal of equity method investment of $6.8 million.
Interest income – loans and securities lending increased $93.6 million to $182.9 million during the nine months ended September 30, 2022 from $89.3 million during the nine months ended September 30, 2021. Interest income from securities lending was $55.7 million and $49.8 million during the nine months ended September 30, 2022 and 2021, respectively. Interest income from loans was $127.2 million and $39.5 million during the nine months ended September 30, 2022 and 2021, respectively.
Revenues – Sale of Goods
Revenues from the sale of goods decreased $46.3 million to $7.9 million during the nine months ended September 30, 2022 from $54.2 million during nine months ended September 30, 2021. Revenues from sale of goods were attributable to a decrease of $49.6 million from sales of retail goods related to retail liquidation engagements in Europe that ended, partially offset by an increase of $3.7 million from sales of retail goods due to the acquisition of Marconi Wireless in the fourth quarter of 2021. Cost of goods sold for nine months ended September 30, 2022 was $7.3 million, resulting in a gross margin of 7.1%.

Operating Expenses
Direct Cost of Services
Direct cost of services increased $32.5 million to $74.0 million during the nine months ended September 30, 2022 from $41.4 million during the nine months ended September 30, 2021. The increase in direct cost of services was primarily driven by an increase of $53.6 million in the Principal Investments — Communications and Other segment, partially offset by a decrease of $21.1 million in the Auction and Liquidation segment. The increase in the Principal Investments — Communications and Other segment was primarily due to increases of $27.6 million from the acquisition of an additional equity interest in Lingo in the second quarter of 2022, $15.2 million from the acquisition Marconi Wireless in the fourth quarter of 2021, and $9.7 million from the acquisition of BullsEye in the third quarter of 2022, partially offset by decreases in magicJack and UOL. The decrease in the Auction and Liquidation segment was primarily due to a large retail liquidation engagements in Europe in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the nine months ended September 30, 2022 and 2021 were comprised of the following:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$121,926	24.1%	$233,291	36.8%	$(111,365)	(47.7)%
Wealth Management segment	210,840	41.7%	267,163	42.0%	(56,323)	(21.1)%
Auction and Liquidation segment	6,225	1.2%	9,719	1.5%	(3,494)	(36.0)%
Financial Consulting segment	61,181	12.1%	56,169	8.8%	5,012	8.9%
Principal Investments -Communications and Other segment	57,358	11.3%	22,654	3.6%	34,704	153.2%
Brands segment	4,164	0.8%	4,481	0.7%	(317)	(7.1)%
Corporate and Other segment	44,368	8.8%	42,007	6.6%	2,361	5.6%
Total selling, general & administrative expenses	$506,062	100.0%	$635,484	100.0%	$(129,422)	(20.4)%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses decreased approximately $129.4 million to $506.1 million during the nine months ended September 30, 2022 from $635.5 million during the nine months ended September 30, 2021. The decrease was primarily due to decreases of $111.4 million in the Capital Markets segment, $56.3 million in the Wealth Management segment, and $3.5 million in the Auction and Liquidation segment, partially offset by increases of $34.7 million in the Principal Investments — Communications and Other segment and $5.0 million in the Financial Consulting segment, and $2.4 million in the Corporate and Other segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $111.4 million to $121.9 million during the nine months ended September 30, 2022 from $233.3 million during the nine months ended September 30, 2021. The decrease was primarily due to decreases of $64.7 million in consulting expenses and $56.2 million in payroll and related expenses, partially offset by increases of $4.9 million from the settlement of a regulatory matter and $4.7 million in depreciation and amortization.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $56.3 million to $210.8 million during the nine months ended September 30, 2022 from $267.2 million during the nine months ended September 30, 2021. The decrease was primarily due to a decrease of $75.3 million in payroll and related expenses, partially offset by increases of $13.7 million from settlements and penalties, $1.4 million in clearing charges, $1.2 million in other expenses, $0.5 million in occupancy expenses, and $0.5 million in insurance costs.
Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment decreased $3.5 million to $6.2 million during the nine months ended September 30, 2022 from $9.7 million during the nine months ended September 30, 2021. The decrease was primarily due to decreases of $3.0 million in business development expenses and $0.2 million in other expenses.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $5.0 million to $61.2 million during the nine months ended September 30, 2022 from $56.2 million during the nine months ended September 30, 2021. The increase was primarily due to increases of $4.0 million in payroll and related expenses and $1.1 million in travel and entertainment expenses.
Principal Investments — Communications and Other
Selling, general and administrative expenses in the Principal Investments — Communications and Other segment increased $34.7 million to $57.4 million for the nine months ended September 30, 2022 from $22.7 million for the nine months ended September 30, 2021. The increase was primarily due to increases of $15.7 million from the acquisition of an additional equity interest in Lingo in the second quarter of 2022, $12.2 million from the acquisition of Marconi in the fourth quarter of 2021, $5.0 million from the acquisition of Bullseye in the third quarter of 2022, and $3.1 million from other acquisitions in 2022.
Brands
Selling, general and administrative expenses in the Brands segment decreased $0.3 million to $4.2 million during the nine months ended September 30, 2022 from $4.5 million for the nine months ended September 30, 2021.
Corporate and Other
Selling, general and administrative expenses for the Corporate and Other segment increased approximately $2.4 million to $44.4 million during the nine months ended September 30, 2022 from $42.0 million for the nine months ended September 30, 2021. The increase was primarily due to increases of $1.6 million in transaction expenses and $1.2 million in software and equipment expenses, partially offset by a decrease of $0.2 million in communication expenses.
Other Income (Expense). Other income included interest income of $1.3 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively. Change in fair value of financial instruments and other in the amount of $9.7 million during the nine months ended September 30, 2022 was primarily due to the change in fair value of warrant liabilities and the forgiveness of a Paycheck Protection Program loan issued to FocalPoint prior to its acquisition by the Company during the first quarter of 2022. Interest expense was $96.8 million during the nine months ended September 30, 2022 compared to $66.0 million during the nine months ended September 30, 2021. The increase in interest expense was primarily due to increases in interest expense of $14.2 million from the issuance of senior notes, $11.6 million from the Nomura term loan, $3.2 million from the Nomura revolving credit facility, and a total of $0.8 million from the Pathlight and Lingo term loans entered into during the third quarter of 2022. During the nine months ended September 30, 2022, income from equity investments was $3.3 million compared to $1.2 million during the nine months ended September 30, 2021. The increase was primarily due to $6.9 million in earnings related to the bebe equity method investment, partially offset by $3.7 million loss recognized from the conversion of debt to equity in the acquisition of an additional equity interest in Lingo during the second quarter of 2022.
(Loss) Income Before Income Taxes. Loss before income taxes was $133.0 million during the nine months ended September 30, 2022 compared to income of $523.5 million during the nine months ended September 30, 2021. The change was primarily due to a decrease in revenue of $729.8 million and an increase in interest expense of $30.8 million, partially offset by a decrease in operating expenses of approximately $99.5 million, increase in income from equity investments of $2.1 million, increase in change in fair value of financial instruments and other of $1.5 million, and an increase in interest income of $1.1 million.

Benefit from (Provision for) Income Taxes. Benefit from income taxes was $39.9 million during the nine months ended September 30, 2022 compared to a provision for income taxes of $140.1 million during the nine months ended September 30, 2021. The effective income tax rate was 30.0% for the nine months ended September 30, 2022 compared to 26.8% for the nine months ended September 30, 2021.
Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests and redeemable noncontrolling interests was $9.2 million during the nine months ended September 30, 2022 compared to $2.5 million during the nine months ended September 30, 2021.
Net (Loss) Income Attributable to the Company. Net loss attributable to the Company was $102.4 million during the nine months ended September 30, 2022 compared to net income attributable to the Company of $380.9 million during the nine months ended September 30, 2021. The change was primarily due to a change from operating income to loss of $630.3 million, increase in interest expense of $30.8 million, and an increase in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $6.8 million, partially offset by a change from provision for to benefit from income taxes of $180.0 million, increase in income from equity investments of $2.1 million, increase in change in fair value of financial instruments and other of $1.5 million, and an increase in interest income of $1.1 million.

Preferred Stock Dividends. Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. On January 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022. On October 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on October 31, 2022 to holders of record as of the close of business on October 21, 2022.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. On January 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022. On October 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on October 31, 2022 to holders of record as of the close of business on October 21, 2022.
Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders was $108.4 million during the nine months ended September 30, 2022 compared to net income available to common shareholders of $375.4 million during the nine months ended September 30, 2021. The change was primarily due to a change from operating income to loss of $630.3 million, increase in interest expense of $30.8 million, increase in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $6.8 million, and an increase in preferred stock dividends of $0.5 million, partially offset by a change from provision for to benefit from income taxes of $180.0 million, increase in income from equity investments of $2.1 million, increase in change in fair value of financial instruments and other of $1.5 million, and an increase in interest income of $1.1 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the nine months ended September 30, 2022 and 2021, we generated a net loss of $93.1 million and net income of $383.4 million, respectively. Our net loss of $93.1 million included $280.2 million of losses that primarily related to a decrease in the fair value of our portfolio of securities and other investments owned during the nine months ended September 30, 2022. Our cash flows and profitability are impacted by capital market engagements performed on a quarterly and annual basis and amounts realized from the sale of our investments in marketable securities.

As of September 30, 2022, we had $231.8 million of unrestricted cash and cash equivalents, $1.6 million of restricted cash, $1,238.6 million of securities and other investments owned at fair value, $814.7 million of loans receivable, at fair value, and $2,319.0 million of borrowings outstanding. The borrowings outstanding of $2,319.0 million as of September 30, 2022 included $1,661.2 million of borrowings from the issuance of the series of senior notes that are due at various dates ranging from May 31, 2024 to August 31, 2028 with interest rates ranging from 5.00% to 6.75%, $558.0 million in term loans borrowed pursuant to the Pathlight, Lingo, BRPI Acquisition Co LLC (“BRPAC”), and Nomura Credit Agreements discussed below, $74.7 million of revolving credit under the Nomura Credit Agreement discussed below, and $25.1 million of notes payable.

We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, funds available under the Pathlight, Lingo, BRPAC, and Nomura term loans, funds available under the Nomura revolving credit facility, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On November 3, 2022, we declared a regular dividend of $1.00 per share that will be paid on or about November 29, 2022 to stockholders of record as of November 15, 2022. On July 28, 2022, we declared a regular dividend of $1.00 per share that was paid on August 23, 2022 to stockholders of record as of August 11, 2022. On April 28, 2022, we declared a regular dividend of $1.00 per share that was paid on May 20, 2022 to stockholders of record as of May 11, 2022. On February 23, 2022, the Company declared a regular quarterly dividend of $1.00 per share, which was paid on March 23, 2022 to stockholders of record as of March 9, 2022. During the year ended December 31, 2021, we paid cash dividends on our common stock of $347.1 million. While it is the Board’s current intention to make regular dividend payments of $1.00 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of dividend activity for the nine months ended September 30, 2022 and the year ended December 31, 2021 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
July 8, 2022	August 23, 2022	August 11, 2022	$1.000	$—	$1.000
April 28, 2022	May 20, 2022	May 11, 2022	1.000	—	1.000
February 23, 2022	March 23, 2022	March 9, 2022	1.000	—	1.000
October 28, 2021	November 23, 2021	November 9, 2021	1.000	3.000	4.000
July 29, 2021	August 26, 2021	August 13, 2021	0.500	1.500	2.000
May 3, 2021	May 28, 2021	May 17, 2021	0.500	2.500	3.000
February 25, 2021	March 24, 2021	March 10, 2021	0.500	3.000	3.500

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July, and October. As of September 30, 2022, dividends in arrears in respect of the Depositary Shares were $0.8 million. On January 11, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021.On January 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4296875 per Depositary

Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022. On October 10, 2022, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on October 31, 2022 to holders of record as of the close of business on October 21, 2022.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25 thousand liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July, and October. As of September 30, 2022, dividends in arrears in respect of the Depositary Shares were $0.5 million. On January 11, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on January 29, 2021 to holders of record as of the close of business on January 21, 2021. On April 5, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 30, 2021 to holders of record as of the close of business on April 20, 2021. On July 8, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on August 2, 2021 to holders of record as of the close of business on July 21, 2021. On October 6, 2021, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on November 1, 2021 to holders of record as of the close of business on October 21, 2021. On January 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid January 31, 2022 to holders of record as of the close of business on January 21, 2022. On April 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on April 29, 2022 to holders of record as of the close of business on April 19, 2022. On July 7, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on July 29, 2022 to holders of record as of the close of business on July 19, 2022. On October 10, 2022, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on October 31, 2022 to holders of record as of the close of business on October 21, 2022.
Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.
Cash Flow Summary

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(72,814)	$(166,652)
Investing activities	41,746	(416,662)
Financing activities	(8,822)	859,364
Effect of foreign currency on cash	(6,587)	(1,755)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(46,477)	$274,295
Cash used in operating activities was $72.8 million during the nine months ended September 30, 2022 compared to cash used in operating activities of $166.7 million during the nine months ended September 30, 2021. Cash used in operating activities for the nine months ended September 30, 2022 consisted of the negative impact of net loss of $93.1 million, noncash items of $13.3 million, and changes in operating assets and liabilities of $33.7 million. The negative cash flow impact from noncash items of $13.3 million included deferred income taxes of $81.8 million, de-consolidation of B. Riley Principal 150 Merger Corporation (“BRPM 150”) of $8.3 million, gain on equity investment of $6.8 million, noncash interest and other of $5.4 million, income from equity investments of $3.3 million, and gain on extinguishment of loan of $1.1 million, partially offset by share-based compensation of $45.8 million, depreciation and amortization of $26.5 million, fair value adjustments of $6.3 million, impairment of intangibles and loss on disposal of fixed assets of $5.5 million, effect of foreign currency of $3.2 million, provision for doubtful accounts of $2.8 million, dividends from equity investments of $2.5 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.8 million. Cash used in operating activities for the nine months ended September 30, 2021 consisted of the positive impact of net income of $383.4 million and noncash items of $40.0 million, partially offset by the negative impact of changes in operating assets and liabilities of $590.0 million. The positive cash flow impact from noncash items of $40.0 million included deferred income taxes of $28.6 million, share-based compensation of $23.5 million, depreciation and amortization of $19.1 million, loss on extinguishment of debt of $4.9 million, dividends from equity investments of $1.4 million, provision for doubtful accounts of $1.2 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.5 million, partially offset by noncash interest and other of $15.7 million, fair value adjustments of $10.7 million, gain on extinguishment of loans of

$6.5 million gain on equity investment of $3.5 million, and effect of foreign currency on operations of $1.3 million, income from equity investments of $1.2 million, and gain on disposal of fixed assets and other of $0.1 million.

Cash used in investing activities was $41.7 million during the nine months ended September 30, 2022 compared to cash used in investing activities of $416.7 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, cash used in investing activities consisted of cash used for purchases of loans receivable of $421.7 million, cash used for acquisition of businesses of $113.6 million, purchases of equity and other investments of $2.8 million, and purchases of property and equipment of $1.4 million, partially offset by cash received from loans receivable repayment of $408.7 million and funds received from trust account of subsidiary of $172.6 million. During the nine months ended September 30, 2021, cash used in investing activities consisted of cash used to fund a trust account for the future redemption of one of our subsidiaries’ redeemable common stock of $345.0 million, purchases of loans receivable of $186.3 million, repayments of loan participations sold of $15.2 million, acquisition of businesses of $2.1 million, and purchases of property and equipment of $0.6 million, partially offset by cash received from loans receivable repayment of $132.5 million.

Cash used in financing activities was $8.8 million during the nine months ended September 30, 2022 compared to cash provided by financing activities of $859.4 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, cash used in financing activities primarily consisted of $172.6 million used in the redemption of subsidiary temporary equity and distributions, $90.4 million used to pay dividends on our common shares, $60.9 million used in the repayment of term loan, $6.7 million used in payment of employment taxes on vesting of restricted stock, $6.0 million used to pay dividends on our preferred shares, $5.3 million used in repayment of revolving line of credit, $3.4 million in distributions to noncontrolling interests, $1.4 million used in the payment of debt issuance and offering costs, $0.7 million used in the payment of contingent consideration, and $0.4 million used to repay our notes payable, partially offset by cash provided by $275.7 million in proceeds from borrowings under a term loan, $51.2 million in proceeds from issuance of senior notes, $11.4 million in contributions from noncontrolling interests, and $0.6 million in proceeds from issuance of preferred stock. During the nine months ended September 30, 2021, cash provided by financing activities primarily consisted of $890.6 million in proceeds from issuance of senior notes, $345.0 million in proceeds from initial public offering of subsidiaries, $200.0 million in proceeds from the Nomura term loan, $80.0 million in proceeds from Nomura revolving credit line, $64.7 million in net proceeds from issuance of common stock, $14.0 million in net proceeds from offerings of preferred stock and $12.7 million contributions from noncontrolling interests, partially offset by $390.5 million used to repurchase our senior notes, $236.6 million used to pay dividends on our common shares, $37.6 million used to repay our notes payable, $31.0 million used to pay debt issuance costs, $16.1 million used for repayment on our BRPAC term loan, $15.7 million in distributions to noncontrolling interests, $10.5 million used to pay employment taxes on vesting of restricted stock, $5.5 million used to pay dividends on our preferred shares, $2.7 million used in the repurchase of common stock, and $1.6 million used to pay for contingent consideration.
Credit Agreements
Pathlight Credit Agreement
On September 23, 2022, our subsidiary, B. Riley Receivables II, LLC, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148.2 million term loan. The Pathlight Credit Agreement was entered in connection with the purchase of the 2022 Badcock Receivable.
The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus an applicable margin of 6.50%. As of September 30, 2022, the interest rate on the Pathlight Credit Agreement was 10.00%.
The Pathlight Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Pathlight Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Pathlight Credit Agreement.
Principal outstanding under the Pathlight Credit Agreement is repaid based on collections of the 2022 Badcock Receivable less other application of payments as defined in the Pathlight Credit Agreement and the remaining principal balance is due at final maturity on September 23, 2027.
As of September 30, 2022, the outstanding balance on the term loan was $144.6 million (net of unamortized debt issuance costs of $3.6 million). Interest expense on the term loan during the three and nine months ended September 30, 2022 was $0.4 million (including amortization of deferred debt issuance costs of $0.1 million).
Lingo Credit Agreement
On August 16, 2022, our subsidiary, Lingo, a Delaware limited liability company, (the “Borrower”) entered into a credit agreement (the “Lingo Credit Agreement”) by and among the borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45.0 million term loan. On September 9, 2022, Lingo entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank (the “New Lender”) for an incremental term loan of $7.5 million, increasing the principal balance of the term loan to $52.5 million.
The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of September 30, 2022, the interest rate on the Lingo Credit Agreement was 6.29%.
The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires the Borrower to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding agreement.
Principal outstanding is due in quarterly installments starting on March 31, 2023. Quarterly installments from March 31, 2023 to December 31, 2023 are in the amount of $1.6 million per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $2.0 million per quarter, from March 31, 2025 to June 30, 2027 are in the amount of $2.6 million, and the remaining principal balance is due at final maturity on August 16, 2027.
As of September 30, 2022, the outstanding balance on the term loan was $51.6 million (net of unamortized debt issuance costs of $0.9 million). Interest expense on the term loan during the three and nine months ended September 30, 2022 was $0.4 million (including amortization of deferred debt issuance costs of $0.03 million).
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

As of September 30, 2022 and December 31, 2021, the outstanding balances on the Term Loan Facility and Incremental Facility were $290.4 million (net of unamortized debt issuance costs of $5.8 million) and $292.7 million (net of unamortized debt issuance costs of $7.4 million), respectively. Interest on the term loan during the three months ended September 30, 2022 and 2021 was $5.7 million (including amortization of deferred debt issuance costs of $0.5 million) and $2.7 million (including amortization of deferred debt issuance costs of $0.4 million), respectively. Interest on the term loan during the nine months ended September 30, 2022 and 2021 was $14.6 million (including amortization of deferred debt issuance costs of $1.5 million) and $3.0 million (including amortization of deferred debt issuance costs of $0.4 million), respectively. The interest rate on the term loan as of September 30, 2022 and December 31, 2021 was 8.10% and 4.72%, respectively.

We had an outstanding balance of $74.7 million and $80.0 million under the Revolving Credit Facility as of September 30, 2022 and December 31, 2021, respectively. Interest on the revolving facility during the three months ended September 30, 2022 and 2021 was $1.4 million (including unused commitment fee of $0.01 million and amortization of deferred financing costs of $0.1 million) and $0.8 million (including unused commitment fee of $0.1 million and amortization of deferred financing costs of $0.1 million), respectively. Interest on the revolving facility during the nine months ended September 30, 2022 and 2021 was $3.7 million (including unused commitment fee of $0.01 million and amortization of deferred financing costs of $0.4 million) and $0.8 million (including unused commitment fee of $0.08 million and amortization of deferred financing costs of $0.2 million). The interest rate on the revolving facility as of September 30, 2022 and December 31, 2021 was 7.64% and 4.67%, respectively.

Wells Fargo Credit Agreement
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related Credit Agreement. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. There was no outstanding balance on this credit facility as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, there were no open letters of credit outstanding.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of September 30, 2022 and December 31, 2021, the interest rate on the amended BRPAC Credit Agreement was at 6.04% and 3.17%, respectively.

Principal outstanding under the amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments on December 31, 2022 are in the amount of $2.8 million, from March 31, 2023 to December 31, 2023 are in the amount of $4.7 million per quarter, from March 31, 2024 to December 31, 2026 are in the amount of $3.8 million per quarter, on March 31, 2027 is in the amount of $2.8 million, and the remaining principal balance is due at final maturity on June 30, 2027.

As of September 30, 2022 and December 31, 2021, the outstanding balance on the term loan was $71.4 million (net of unamortized debt issuance costs of $0.8 million), and $53.7 million (net of unamortized debt issuance costs of $0.6 million), respectively. Interest expense on the term loan during the three months ended September 30, 2022 and 2021 was $1.1 million (including amortization of deferred debt issuance costs of $0.1 million) and $0.6 million (including amortization of deferred debt issuance costs of $0.07 million), respectively. Interest expense on the term loan during the nine months ended September 30, 2022 and 2021 was $2.2 million (including amortization of deferred debt issuance costs of $0.3 million) and $1.9 million (including amortization of deferred debt issuance costs of $0.2 million), respectively.
Senior Note Offerings
During the three months ended September 30, 2022 and 2021, we issued $15.4 million and $97.7 million, respectively, of senior notes, and during the nine months ended September 30, 2022 and 2021, we issued $51.3 million and $183.0 million, respectively, of senior notes due with maturities dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC which allowed the Company to sell these senior notes.
As of September 30, 2022 and December 31, 2021, the total senior notes outstanding was $1,661.2 million (net of unamortized debt issue costs of $18.2 million) and $1,606.6 million (net of unamortized debt issue costs of $21.5 million) with a weighted average interest rate of 5.70% and 5.69%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $25.1 million and $21.5 million for the three months ended September 30, 2022 and 2021, respectively, and totaled $74.2 million and $60.0 million for the nine months ended September 30, 2022 and 2021, respectively.

The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”), supplementing the prospectus filed on August 11, 2021, the prospectus filed on April 6, 2021, and the prospectus filed on January 28, 2021. This program provides for the sale by the Company of up to $250.0 million of certain of the Company’s senior notes. As of September 30, 2022, and December 31, 2021 the Company had $60.6 million and $111.9 million, respectively, remaining availability under the January 2022 Sales Agreement.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We periodically use derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of September 30, 2022, there were no forward exchange contracts outstanding. As of December 31, 2021, €6.0 million forward exchange contracts were outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was zero and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.9 million during the nine months ended September 30, 2022 and 2021, respectively. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

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
Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and retail liquidation engagements. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. We invest in loans receivable that primarily bear interest at floating rates of interest. If floating rates of interest had increased by 1% during the nine months ended September 30, 2022, the rate increase would have resulted in an increase in interest expense of $3.3 million.
The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, corporate bonds and investments in partnership interests, and loans receivable. Our cash and cash equivalents through September 30, 2022 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.

Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $10.1 million during the nine months ended September 30, 2022 or 1.7% of our total revenues of $588.7 million during the nine months ended September 30, 2022. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a gain of $1.9 million and $0.9 million during the nine months ended September 30, 2022 and 2021, respectively. We may be exposed to foreign currency risk; however, our operating results during the nine months ended September 30, 2022 included $10.1 million of revenues and $6.5 million of operating expenses from our foreign subsidiaries and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.9 million change in our operating income during the nine months ended September 30, 2022.
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
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of September 30, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2022, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 through July 31, 2022	—	$—	—	$50,000
August 1 through August 31, 2022	3,326	$52.62	—	$50,000
September 1 through September 30, 2022	2,822	$50.31	571	$49,973
Total	6,148	$51.94	571
______________________________
(1) Includes purchases of 5,577 shares made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under our 2021 Stock Incentive Plan.
(2) Includes purchases of 571 shares under the Company's annual share repurchase program. On October 31, 2022, the share repurchase program was reauthorized by the Board of Directors for share repurchases of up to $50,000 of the Company's outstanding common shares and expires in October 2023.
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

B. Riley Financial, Inc.

Date: November 4, 2022	By:	/s/ PHILLIP J. AHN
	Name:	Phillip J. Ahn
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)