Form 10-K/A
period 2022-12-31
B. Riley Financial, Inc.
filed 2023-03-16
CIK 1464790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $829.6 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of March 1, 2023, there were 28,817,858 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

Except as otherwise required by the context, references in this Annual Report to “the Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

The Company is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed on March 16, 2023 (the “Form 10-K”), to provide financial statements for Babcock & Wilcox Enterprises, Inc. (“Babcock & Wilcox”), pursuant to Rule 3-09 of Regulation S-X as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020. Babcock & Wilcox was significant under Rule 3-09 for the year ended December 31, 2022.

Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the Securities and Exchange Commission.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements. The Company’s Consolidated Financial Statements, as listed in Item 15 of the Form 10-K, are included in Item 15 of the Form 10-K.

2.	Financial Statement Schedules. The Company’s Financial Statement Schedules, as listed in Item 15 of the Form 10-K, are included in Item 15 of the Form 10-K.

The financial statements of Babcock & Wilcox required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.01 to this Amendment.

3.	Exhibits Required by Item 601 of Regulation S-K. The exhibits listed in the Exhibit Index of the Form 10-K and this Amendment are field with, or incorporated by reference in, this report.

(b)	Exhibits and Index to Exhibits, below.

(c)	Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons.

Babcock & Wilcox was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the year ended December 31, 2022. As such, financial statements of Babcock & Wilcox are required to be filed by amendment to the Form 10-K within seventy-five days of Babcock & Wilcox’s fiscal year end. Accordingly, Babcock & Wilcox’s financial statements for its fiscal years ended December 31, 2022, 2021 and 2020 are provided as Exhibit 99.01 to this Amendment by incorporation by reference to Item 8 and the Financial Statement Schedule – Schedule II - Valuation and Qualifying Accounts included in Item 15 of Babcock & Wilcox Enterprises, Inc.’ s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 16, 2023.

(c) Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

23.02#	Consent of Deloitte & Touche LLP.*

31.04#	Certification of Registrant’s Co-Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2022, dated March 16, 2023.*

31.05#	Certification of Registrant’s Co-Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2022, dated March 16, 2023.*

31.06#	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2022, dated March 16, 2023.*

32.04#	Certification of Registrant’s Co-Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2022, dated March 16, 2023.*

32.05#	Certification of Registrant’s Co-Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2022, dated March 16, 2023.*

32.06#	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2022, dated March 16, 2023.*

99.01#	Audited consolidated financial statements of Babcock & Wilcox Enterprises, Inc. as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 (incorporated by reference to the Annual Report on Form 10-K filed by Babcock & Wilcox Enterprises, Inc. for the year ended December 31, 2022).*

104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: March 16, 2023	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer)

4