Form 10-K
period 2022-12-31
B. Riley Financial, Inc.
filed 2023-03-16
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission File Number 001-37503
_____________________________________
B. RILEY FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 800 Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)
(310) 966-1444
(Registrant’s telephone number, including area code)
_____________________________________

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

B. RILEY FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
i

PART I
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “will,” “should,” “could,” “future,” “likely,” “predict,” “project,” “potential,” “continue,” “estimate” and similar expressions are generally intended to identify forward-looking statements but are not exclusive means of identifying forward-looking statements in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission (the “SEC”). Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I—Item 1A. Risk Factors” contained in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Except as otherwise required by the context, references in this Annual Report to “the Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

Explanatory Note

General
Prior to the filing of this Form 10-K, we identified a classification error of dividend income and realized and unrealized gains (losses) on certain investments within revenue in our consolidated statement of operations. The classification error had no impact on our consolidated balance sheet, consolidated statements of equity, and cash flows.
Due to the error, on March 15, 2023, the Audit Committee of our Board of Directors, after considering the recommendation of management and after discussion with our independent registered public accounting firm, Marcum LLP, concluded that the our previously issued audited consolidated financial statements as of and for the year ended December 31, 2020 and 2021 and each of our unaudited condensed consolidated financial statements for the quarterly and year-to-date periods during 2021 and for the first three quarters of the year ending 2022 should no longer be relied upon. The classification error had no impact on our consolidated balance sheet, consolidated statements of equity, cash flows, net income, or earnings per share for the foregoing periods.
This Annual Report on Form 10-K provides restated audited financial information for the years ended December 31, 2020 and 2021. Note 2 to our consolidated financial statements illustrates the impact of the classification error to our consolidated financial statements for the years ended December 31, 2021 and 2020. This Annual Report also provides restated unaudited financial information for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022 and quarterly unaudited financial information for each of the quarterly and year-to-date periods in the year ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K. As such, we have not amended, and do not intend to amend, previously filed Quarterly Reports on Form 10-Q. The classification error also had no impact on our unaudited condensed consolidated balance sheet, consolidated statements of equity, cash flows, net income, or earnings per share for the quarterly and year-to-date periods during 2021 and for the first three quarters of the year ending 2022.
Internal Control Considerations
Management has determined that the restatement described above resulted from a material weakness in internal control over financial reporting. For a discussion of management’s considerations of our disclosure controls and procedures, internal control over financial reporting, and material weaknesses identified, refer to Part II, Item 9A included elsewhere in this Annual Report on Form 10-K.
Item 1. BUSINESS
Overview
B. Riley Financial, Inc. (Nasdaq: RILY) (the “Company”) is a diversified financial services platform that delivers tailored solutions to meet the strategic, operational, and capital needs of its clients and partners. We operate through several consolidated subsidiaries (collectively, “B. Riley”) that provide investment banking, brokerage, wealth management, asset management, direct lending, business advisory, valuation, and asset disposition services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals.

The Company opportunistically invests in and acquires companies or assets with attractive risk-adjusted return profiles to benefit our shareholders. We own and operate several uncorrelated consumer businesses and invest in brands on a principal basis. Our approach is focused on high quality companies and assets in industries in which we have extensive knowledge and can benefit from our experience to make operational improvements and maximize free cash flow. Our principal investments often leverage the financial, restructuring, and operational expertise of our professionals who work collaboratively across disciplines.

We refer to B. Riley as a “platform” because of the unique composition of our business. Our platform has grown considerably and become more diversified over the past several years. We have increased our market share and expanded the depth and breadth of our businesses both organically and through opportunistic acquisitions. Our increasingly diversified platform enables us to invest opportunistically and to deliver strong long-term investment performance throughout a range of economic cycles.

Our platform is comprised of more than 2,615 affiliated professionals, including employees and independent contractors. We are headquartered in Los Angeles, California and maintain offices throughout the U.S. including in New York, Chicago, Metro District of Columbia, Atlanta, Boston, Dallas, Metro Detroit, Houston, Memphis, Miami, San Francisco, Boca Raton, and West Palm Beach.

Our major operating subsidiaries include B. Riley Securities, Inc. (“BRS”), a full-service middle market investment bank and institutional broker-dealer; B. Riley Wealth Management, Inc. (“BRWM”), a national boutique wealth management firm and retail broker-dealer; B. Riley Advisory Services, Inc. (“BR Advisory”), a specialty business advisory and valuation services firm; and B. Riley Retail Solutions, Inc. (“BR Retail”), a retail liquidation and asset disposition firm.

B. Riley was founded in 1997 by our Co-Chief Executive Officers Bryant Riley and Tom Kelleher, incorporated in Delaware in 2009, and became publicly listed through its strategic combination with Great American Group, LLC in 2014.

Our Business Segments

We report our activities in six reportable business segments: Capital Markets, Wealth Management, Financial Consulting, Auction and Liquidation, Communications, and Consumer segment. The descriptions below illustrate the businesses that comprise our segments.

Capital Markets Segment

We provide investment banking and institutional brokerage services to publicly traded and privately held companies, institutional investors, and financial sponsors; fund and asset management services to institutional and high-net-worth individual investors; and direct lending services to middle market companies.

In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. We maintain an investment portfolio comprised of public and private equities and debt securities. We also opportunistically provide loans to our clients. Our investment approach is value-oriented and represents a core competency of our capital markets strategy. We act as an advisor to our clients, which at times involves complex transactions consistent with our value-oriented investment philosophy. We often provide consulting, capital raising, or investment banking services for companies in which B. Riley may have significant influence through equity ownership, representation on the board of directors (or similar governing body), or both.

Investment Banking

We provide a full suite of capital markets and financial advisory services for small- and mid-cap companies and issuers and middle market financial sponsors, as well as larger companies in industries where we have particular expertise.

Our equity capital markets team provides an array of financing and sector-specific corporate finance solutions focused on the execution of public and private equity offerings. We source, structure, price and allocate underwritten public offerings and private placements spanning initial public offerings (“IPOs”), secondary and follow-on offerings, at-the-market offerings (“ATMs”), Rule 144A offerings (pre-public private placements), block trades, and corporate equity repurchase programs.

Our debt capital markets capabilities include the structuring and sourcing of debt financing solutions in public and private capital markets including acting as an underwriter of preferred stock and unsecured notes offerings, convertible and mezzanine debt offerings, and leveraged loans. In addition, we raise capital for private credit and private equity funds focused on the middle market.

Our investment banking advisory professionals blend deep industry and transaction expertise to execute financial transactions for healthy companies pursuing growth, and for stakeholders of financially distressed companies, both in bankruptcy proceedings and out-of-court transactions. We provide financial advisory and execution services in support of mergers & acquisitions (“M&A”), restructuring, and recapitalization.

Equity Research

We are widely recognized for our proprietary and thematic approach to equity research. Our research primarily focuses on small- and mid-cap equities that are under-followed by Wall Street. We maintain research coverage for a variety of companies and industry sectors, focused on in-depth analyses of earnings, cash flow, balance sheet strength, and industry outlook involving extensive discussions with key management, competitors, channel partners, and customers.

Institutional Sales and Trading

Our institutional equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades on behalf of clients, sells the securities of companies for which we act as an underwriter, and makes a market in over 1,000 securities. We maintain active trading relationships with over 1,000 institutional money managers.

Securities Lending

We engage in securities-based lending which involves the borrowing and lending of equity and fixed income securities.

Proprietary Trading

We also engage in proprietary trading for strategic investment purposes and to facilitate the execution of client transactions by utilizing the firm’s capital.

Fund Management and Asset Management

We manage private funds and funds of funds. Our managed funds invest in both public and private equities and debt securities, often leveraging the insight, expertise, and resources of our affiliates. Assets under management (“AUM”) for this business totaled over $330.0 million as of December 31, 2022.

Direct Lending

Certain of our affiliates originate and underwrite senior secured loans, second lien secured loan facilities, and unsecured loans to asset-rich middle market public and private U.S. companies. We periodically participate in loans and financing arrangements for entities in which the Company has an equity ownership and representation on the board of directors (or similar governing body). B. Riley may also provide consulting services or investment banking services to raise capital for these companies.

Investing

Part of our overall strategy includes identifying attractive investment opportunities where we may seek to control or influence the operations of the companies in which we invest in order to deliver financial and operational improvements designed to maximize free cash flow and, therefore, returns to our shareholders. Our team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include acquisitions of receivable portfolios, recapitalizations, direct equity investments, debt investments, active minority investments, and buyouts.
Venture Capital

We invest in late-stage private growth companies with a path towards public markets. We participate in rounds by allocating between $1.0-10.0 million as part of a larger round (Series B, C, or D), with an investment horizon targeting 2-3x returns over two to three years. We are not a venture fund; investments are made off-balance sheet and syndicated across B. Riley’s investment banking, institutional, and high-net-worth individual client base.

Wealth Management Segment

We provide retail brokerage, investment management, and insurance, and tax preparation services to individuals and families, small businesses, non-profits, trusts, foundations, endowments, and qualified retirement plans through a boutique private wealth and investment management firm to meet the individual financial needs and goals of our customers.

Our experienced financial advisors provide investment management, retirement planning, education planning, wealth transfer and trust coordination, and lending and liquidity solutions. Our investment strategists provide strategies and real-time market views and commentary to help our clients make important and informed financial and investment decisions. AUM in our wealth management segment totaled approximately $23.9 billion as of December 31, 2022.

Financial Consulting Segment

We provide a variety of specialized advisory services spanning bankruptcy, restructuring, turnaround management, forensic accounting, crisis and litigation support, appraisal and valuation, real estate, and operations management.

Our financial consulting clients include companies, financial institutions, lenders, financial sponsors, boards of directors, shareholders, creditors, government agencies, municipalities, regulatory agencies, and legal and professional services firms.

Bankruptcy Restructuring and Turnaround Management

Professionals in our bankruptcy restructuring and turnaround management group provide restructuring advisory services spanning strategic and operational advisory, turnaround management, Chief Restructuring Officer and interim management, and fiduciary and receivership services. We are often engaged to represent debtors, creditors, committees and lenders in out-of-court restructuring and formal bankruptcy court proceedings. We also act as court-appointed fiduciaries and trustees in chapter 11 and chapter 7 bankruptcy proceedings.

Forensic Accounting and Litigation Support

Our services support highly complex, sensitive matters spanning antitrust, competition and class action lawsuits, commercial litigation and construction disputes, valuation disputes, fraud, and internal investigations. We are often called on to assist government agencies such as the Securities and Exchange Commission (“SEC”), Department of Justice, and various state and municipalities to investigate allegations and provide expert analyses related to lost profits and financial damages, data analytics, and to provide expert witness testimony in court proceedings.
Valuation and Appraisal

We are primarily engaged by major lending institutions, private equity firms, and other providers of capital for valuation services in support of mergers and acquisitions, lending, and other transaction financing activities. Our appraisal professionals offer deep specialization across industries and asset classes, including consumer retail, wholesale and industrial inventory, machinery and equipment, real estate, tax valuation, intellectual property (“IP”), fixed assets, business and securities, and intangible assets. We conduct over 1,500 independent appraisals annually, many of which include recurring company assignments to support asset-based lending (“ABL”) facilities. Our appraisal division’s broad client base represents a vast network of companies for which other B. Riley affiliates may also provide services.

Real Estate

We provide services to owners, companies, financial institutions, investors, family offices and individuals to support real estate acquisitions and sales, bankruptcy auctions and liquidations, loan sales, transaction financing, restructurings, lease renegotiation, and refinancing. As distressed specialists, the core focus of our business is the restructuring of lease obligations on behalf of healthy and distressed corporate tenants, both in and out-of-court.

Auction and Liquidation Segment

We provide retail liquidation services that utilize significant industry experience and a scalable network of independent contractors and advisors to help clients quickly and efficiently dispose of under-performing assets and generate cash from excess inventory by conducting or assisting in retail store closings, going out of business sales, bankruptcy sales, and fixture sales. Financial institutions and other capital providers rely on us to maximize recovery rates in distressed asset sales and in retail bankruptcy situations. Additionally, we work with healthy, mature retailers that utilize our proven inventory management and strategic disposition solutions to close unproductive stores and dispose of surplus inventory and fixtures as existing stores are updated.

We often conduct large retail liquidations that entail significant capital requirements through collaborative arrangements with other liquidators and provide services to clients on a fee, guarantee or outright purchase basis. Our scale and pool of resources allow us to offer our services across North America as well as parts of Europe, Asia, and Australia.

We provide equipment management and capital recovery solutions to lenders in various wholesale and industrial industries. Our services include auctions, private treaty, liquidation, valuations, and a host of asset planning and recovery strategies to maximize return.

Communications Segment

Our communications portfolio of companies consists of related businesses that we have acquired for attractive risk-adjusted investment return characteristics. We may pursue future acquisitions to expand this portfolio of businesses which currently includes: Lingo Management, LLC (“Lingo”), a global cloud/unified communications (“UC”) and managed service provider; BullsEye Telecom (“BullsEye”), a single source communications and cloud technology provider; Marconi Wireless Holdings, LLC (“Marconi Wireless”), a mobile virtual network operator (“MVNO”) that provides mobile phone voice, text, and data services and devices; magicJack VocalTec Ltd. (“magicJack”), a VoIP cloud-based technology and communications provider that offers related devices and subscription services; and United Online, Inc. (“UOL”), an Internet access provider that offers dial-up, mobile broadband and digital subscriber line (“DSL”) services under the NetZero and Juno brands.

Consumer Segment

Our Consumer segment consists of Targus (“Targus”) and our Brands (“Brands”) investment portfolio. Targus is a multinational company that designs, manufactures, and sells consumer and enterprise productivity products with a large business-to-business (B2B) customer client base and global distribution in over 100 countries. The Targus product line includes laptop and tablet cases, backpacks, universal docking stations, and computer accessories. The Company acquired Targus on October 18, 2022. Our brands portfolio is focused on generating revenue through the licensing of trademarks and our brand investments. We hold majority ownership interest in BR Brands, which owns the assets and intellectual property related to licenses of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore. Additionally, we maintain significant equity ownership in the Hurley and Justice brands with Bluestar Alliance, LLC.
Recent Developments
On October 18, 2022, we acquired all of the issued and outstanding shares of Targus in a transaction pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). The purchase price consideration totaled $247.5 million, which consisted of $112.7 million in cash, $54.0 million in seller financing, $59.0 million in 6.75% senior notes due 2024, $15.3 million in the issuance of the Company's common stock and stock options, and $6.5 million in deferred payments. In accordance with Accounting Standards Codification (“ASC”) 805, we used the acquisition method of accounting for this acquisition. Goodwill of $75.8 million and other intangible assets of $89.0 million were recorded as a result of the acquisition. The acquisition offers the potential for accretive growth to our dividend capacity and complements our existing investments in our Consumer segment. To finance part of the acquisition, on October 18, 2022, we entered into a credit agreement with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28.0 million term loan and a five-year $85.0 million revolver loan.
Our Customers
We serve retail, corporate, capital providers and individual customers across our services lines. We are primarily engaged for our financial services by corporate customers, including publicly held and privately owned companies, financial institutions, institutional investors, lenders and other capital providers, and legal and other professional services firms.
We maintain client relationships with companies and service providers to the consumer goods, industrials, energy, financial services, healthcare, real estate, and technology industries. We provide fund and asset management services and products to institutional, high-net-worth and individual investors.
Our communications and consumer businesses primarily provide services and related consumer products to individual customers.
Competition
We face intense competition across all our business lines. While some competitors are unique to specific service offerings, some competitors cross multiple service offerings.
The industry trend toward continued consolidation among financial services companies has significantly increased the capital base and geographic reach of many of our competitors. We compete with other investment banks, bank holding companies, brokerage firms, merchant banks, and financial advisory firms. Our focus on our target industries also subjects us to direct competition from several specialty firms and smaller investment banking boutiques that specialize in providing services to these industries.
Larger, more diversified and better-capitalized competitors may be better positioned to respond to industry changes, to recruit and retain skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Many of these firms may offer a wider range of services and products, which may enhance their competitive position relative to us. These firms can also support services and products with other financial services revenues to gain market share, which could result in downward pricing pressure in our businesses.
As it relates to our communications businesses, the U.S. market for Internet and broadband services is highly competitive. We compete with numerous providers of broadband services, as well as other dial-up Internet access providers, wireless and satellite service providers, cable service providers, and broadband resellers. We face competition from other manufacturers of smart phones, tablets and other handheld wireless devices. Also, we compete against established alternative voice communication providers, and may face competition from other large, well-capitalized Internet companies.
Our consumer and brand businesses compete with companies that own other brands and trademarks, and other consumer brands as these companies could enter into similar licensing arrangements with domestic and international retailers and wholesalers.
Existing and potential clients across our businesses can choose from a variety of qualified service providers and products. In a cost-sensitive environment, such competitive arrangements may prevent us from acquiring new clients or new engagements with existing clients. Some of our competitors may be able to negotiate secure alliances with clients and affiliates on more favorable terms and devote greater resources to marketing and promotional campaigns or to the development of technology systems than us. In addition, new technologies and the expansion of existing technologies with respect to the online auction business may increase competitive pressures, including for the services of skilled professionals. There can be no assurance that we will be able to compete successfully against current or future competitors, and these competitive pressures could harm our business, operating results and financial condition.
Regulation
As a financial services provider, we are subject to complex and extensive regulation of most aspects of our business by U.S. federal and state regulatory agencies, self-regulatory organizations and securities exchanges. The laws, rules, and regulations comprising the regulatory framework are constantly changing, as are the interpretation and enforcement of existing laws, rules, and regulations. The effect of any such changes cannot be predicted and may direct the manner of our operations and affect our profitability.
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
Our broker-dealer subsidiaries are registered with the SEC and are members of Financial Industry Regulatory Authority (“FINRA”). FINRA is a self-regulatory body composed of members such as our broker-dealer subsidiaries that have agreed to abide by the rules and regulations of FINRA. FINRA may expel, fine, and otherwise discipline member firms and their employees. Our broker-dealer subsidiaries are licensed as broker-dealers in all 50 states in the U.S., requiring us to comply with the laws, rules and regulations of each such state. Each state may revoke the license to conduct securities business, fine, and otherwise discipline broker-dealers and their employees. We are also registered with NASDAQ and must comply with its applicable rules.
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
The SEC requires broker-dealers to act in the best interest of their customers, and in December 2022, the SEC issued a proposed rule that would establish a best execution standard for broker-dealers and require broker-dealers to, among other things, establish, maintain, and enforce written policies and procedures reasonably designed to comply with the best execution standard.
We are also subject to the USA PATRIOT Act of 2001 (the Patriot Act), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and customer verification, and other compliance policies and procedures. The conduct of research analysts is also the subject of rulemaking by the SEC, FINRA and the federal government through the Sarbanes-Oxley Act. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these requirements may result in monetary, regulatory and, in the case of the USA Patriot Act, criminal penalties.
Our asset management subsidiaries, BRCM, BRAM, and BRWM, are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.
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
Our communications businesses are subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or “spam” advertising, user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. In addition, proposed laws and regulations relating to some or all of the foregoing, as well as to other areas affecting our businesses, are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be adopted in the future. For additional information, see “Risk Factors,” which appears in Item 1A of this Annual Report on Form 10-K.
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

Our consumer businesses conduct operations in a number of countries and is subject to a variety of laws and regulations which vary from country to country. Such laws and regulations include, in addition to environmental regulations described below, tax, import/export and anti-corruption laws, varying accounting, auditing and financial reporting standards, import or export restrictions or licensing requirements, trade protection measures, custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations.

Our consumer businesses and their respective contract manufacturers are subject to regulation under various federal, state, local, and foreign laws concerning the environment, including laws addressing governing the manufacturing use and distribution of materials and chemical substances in products, their safe use, and laws restricting the presence of certain substances in electronics products. We could incur costs, including fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we or our contract manufacturers were to violate or become liable under environmental laws.

We have established systems that facilitate our products’ compliance with applicable laws and regulations relating to testing, sourcing, traceability, and reporting obligations on a product basis. We require all contract manufacturers to attest to the compliance of the products they manufacture for such laws and regulations, and that the materials they utilize are as specified and tested. By signing a Supplier Hazardous Substance Free Declaration of Conformity to Targus, or other relevant Declaration of Conformity by product type, contract manufacturers confirm that they, and all components utilized in the products they manufacture for us, are in compliance with applicable regulations.
Human Capital
As of December 31, 2022, we had 2,210 full time employees across our business and industry verticals, spanning, among others, investment professionals, investment bankers, brokers, advisors, and experts in forensic accounting, appraisal, and asset disposition. Over the past year, we have welcomed colleagues through our acquisitions and attracted top talent to our platform. We graduated our largest intern class to date in 2022, including several who converted into full time roles. The dedication and support of our internal Finance and Accounting, Human Resources, Operations, Technology, Marketing and Communication, and Legal and Compliance teams continue to be paramount to both B. Riley and our clients’ collective success.
We have a world-class team of colleagues across B. Riley. We recognize that our people are our most valuable asset and remain committed to providing the direction, support and resources necessary for our teams to succeed both professionally and personally. We operate in a highly collaborative, competitive, and fast-paced environment with an entrepreneurial culture that empowers our professionals to grow their own way and to succeed through mentorship opportunities. We strive to attract quality talent with the expertise to lead in their respective fields, innovative and independent thinkers who can collaborate on creative ways to better serve our clients and customers, and individuals with the agility to thrive in a fast-paced environment. We believe access to leadership is a critical part of mentoring our associates and the future leaders of our profession across all practices and sectors.
In 2019, we launched our Ambassador program to facilitate increased intra and inter-organizational relationships and to identify and support emerging leaders across our organization. Each of our major functional groups selects rising stars within their respective divisions who represent highly motivated individuals who demonstrate their interest to grow with the firm by participating in collaborative knowledge sharing across our divisions and promoting firmwide internal learning and development initiatives across B. Riley.
We foster our culture and purpose across our affiliated companies with firmwide initiatives, including our Ambassador Program. We strive to expand our efforts in attracting talent from diverse cultural backgrounds to support the expansion of racial and gender diversity, equity, and inclusion within the industries in which we operate. We participate in targeted job fairs and events to seek out diverse talent recruits. We partner with a nonprofit foundation whose mission is to develop industry education programs that support developing diverse leaders as they prepare to embark upon their careers. We look forward to expanding these and other initiatives to support our efforts.
We offer competitive compensation and benefits to support our employees’ wellbeing and reward strong performance. Our pay-for-performance compensation philosophy is designed to reward employees for achievement and to align employee interests with the firm’s long-term growth. Our benefits program includes healthcare, wellness initiatives, retirement offerings, paid time off, and flexible leave arrangements. We also offer all employees access to our employee assistance program, physical health and mental wellness programs, and when possible, support flexible employment arrangements, such as remote work that empower individuals to pursue a work/life balance model that provides personal flexibility while supporting high level of productivity and client service.

Workplace health and safety is a vital to the successful operation of our business. The safety and protection of our employees, visitors, and event attendees is our utmost priority and an integral part of any function or service we provide. We have established a business continuity plan that addresses how we can respond to threats, while ensuring that we can continue to provide quality service to our clients and shareholders at all times.
Available Information
We maintain a website at www.brileyfin.com. The information on our website is not a part of, or incorporated in, this Annual Report. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, among other reports and filings, with the SEC, and make available, free of charge, on or through our website, such reports and filings and amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may obtain copies of these reports and filings and any amendments thereto at www.sec.gov.

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at http://ir.brileyfin.com/corporategovernance. Each of our directors, employees and officers, including our Chief Executive Officers, Chief Financial Officer, Chief Accounting Officer, and all of our other principal executive officers, are required to comply with the Code of Business Conduct and Ethics. Any changes to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or Directors will be made available on our investor relations website.
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
Summary Risk Factors
Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:
•Our revenues and results of operations are volatile and difficult to predict.
•Conditions in the financial markets and general economic conditions, including increased inflation and a rising interest rate environment, have impacted and may continue to impact our ability to generate business and revenues, which may cause significant fluctuations in our stock price.
•Our exposure to legal liability is significant and could lead to substantial damages.
•Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.
•The restatement of our previously issued financial statements, the error that resulted in such restatement, the material weaknesses that were identified in our internal control over financial reporting and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective, could result in loss of investor confidence, shareholder litigation or governmental proceedings or investigations, any of which could cause the market value of our securities to decline or impact our ability to access the capital markets.
•Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our financial condition, results of operations and business and the price of our common stock and other securities.
•We may enter into new lines of business, make strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties for our business.

•Our corporate finance and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.
•We have made and may make investments in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.
•We are exposed to credit risk from a variety of our activities, including loans, lines of credit, guarantees and backstop commitments, and we may not be able to fully realize the value of the collateral securing certain of our loans.
•A substantial portion of our cash flows and net income are dependent upon payments from our investments in receivables.
•We may incur losses as a result of “guarantee” based engagements that we enter into in connection with our auction and liquidation solutions business.
•We depend on financial institutions as primary clients for our financial consulting business. Consequently, the loss of any financial institutions as clients may have an adverse impact on our business.
•Poor investment performance may decrease assets under management and reduce revenues from and the profitability of our asset management business.
•Dial-up and DSL pay accounts may decline faster than expected and adversely impact our business.
•If we fail to innovate and develop new products in our consumer businesses in a timely and cost-effective manner for its new and existing product categories, our business and operating results could be adversely affected.
•Our consumer businesses purchase key components and products from a limited number of sources, and our business and operating results could be adversely affected if supply were delayed or constrained or if there were shortages of required components.
•The failure of our licensees to sell products that generate royalties to us, to pay us royalties pursuant to their license agreements with us, or to renew these agreements could negatively affect our results of operations and financial condition.
•We operate in highly competitive industries. Some of our competitors may have certain competitive advantages, which may cause us to be unable to effectively compete with or gain market share from our competitors.
•Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
•We may be unsuccessful in protecting our proprietary rights or may have to defend ourselves against claims of infringement, which could impair or significantly affect our business.
•Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control and could also limit the market price of our stock.
•Because of their significant stock ownership, some of our existing stockholders will be able to exert control over us and our significant corporate decisions.
•Our common stock price may fluctuate substantially, and your investment could suffer a decline in value.
•We may not pay dividends regularly or at all in the future.

•Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.
•An increase in market interest rates could result in a decrease in the value of our senior notes and increase our future borrowing costs.
Risks Related to Global and Economic Conditions and International Operations
Our revenues and results of operations are volatile and difficult to predict.
Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:
•Our ability to attract new clients and obtain additional business from our existing client base;
•The number, size and timing of mergers and acquisition transactions, capital raising transactions and other strategic advisory services where we act as an adviser on our Auction and Liquidation and investment banking engagements;
•The extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;
•Variability in the mix of revenues from the Auction and Liquidation and Financial Consulting businesses;
•The rate of decline we experience from our dial-up and DSL Internet access pay accounts in our UOL business as customers continue to migrate to broadband access which provides faster Internet connection and download speeds offered by our competitors;
•The rate of growth of new service areas;
•The types of fees we charge clients, or other financial arrangements we enter into with clients; and
•Changes in general economic and market conditions, including increased inflation and rising interest rates.
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
•Our opportunity to act as underwriter or placement agent could be adversely affected by a reduction in the number and size of capital raising transactions or by competing sources of equity.

•The number and size of mergers and acquisitions transactions or other strategic advisory services where we act as adviser could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets, and diminished access to financing.
•Market volatility could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenue we receive from commissions and spreads.
•We have experienced and may experience in the future losses in securities trading activities, or as a result of write-downs in the value of securities that we own, as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.
•We have experienced and may experience in the future losses or write downs in the realizable value of our proprietary investments due to the inability of companies we invest in to repay their borrowings.
•Our access to liquidity and the capital markets could be limited, preventing us from making proprietary investments and restricting our sales and trading businesses.
•We have incurred, and may incur in the future, unexpected costs or losses as a result of the bankruptcy or other failure of companies for which we have performed investment banking services to honor ongoing obligations such as indemnification or expense reimbursement agreements, or in whom we have invested or to whom we have extended credit.
•Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, which could make it difficult for us to sell securities, hedge securities positions, and invest funds under management.
•As an introducing broker to clearing firms, we are responsible to the clearing firm and could be held liable for the defaults of our customers, including losses incurred as the result of a customer’s failure to meet a margin call. When we allow customers to purchase securities on margin, we are subject to risks inherent in extending credit. This risk increases when a market is rapidly declining and the value of the collateral held falls below the amount of a customer’s indebtedness. If a customer’s account is liquidated as the result of a margin call, we are liable to our clearing firm for any deficiency.
•Competition in our investment banking, sales, and trading businesses could intensify as a result of the increasing pressures on financial services companies and larger firms competing for transactions and business that historically would have been too small for them to consider.
•Market volatility often results in lower prices for securities, which results in reduced management fees calculated as a percentage of assets under management.
•Market declines could increase claims and litigation, including arbitration claims from customers.
•Our industry could face increased regulation as a result of legislative or regulatory initiatives. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
•Government intervention may not succeed in improving the financial and credit markets and may have negative consequences for our business.
Global economic and political uncertainty could adversely affect our revenue and results of operations.
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

As was observed during the COVID-19 pandemic, a significant outbreak of a contagious disease or other severe public health crisis, could negatively impact the availability of key personnel necessary to conduct our business, and the business and operations of our third-party service providers who perform critical services for our business. Pandemics, epidemics, future highly infectious or contagious diseases, or other severe public health crisis could cause a material adverse effect on our business, financial condition, results of operations and cash flow.
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
In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry, all of which are under increased pressure due to recent increases in inflation and the present rising interest rate environment.
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

Our third-party contract manufacturers are located across seven countries in Asia, Turkey, and U.S., which could expose us to risks associated with doing business in those geographic areas.

All of our production is performed by third-party contract manufacturers, including original design manufacturers, in Taiwan, China, Thailand, Vietnam, Cambodia, India, Korea and Philippines.

Our global manufacturing suppliers in Asia and other countries could be adversely affected by changes in the interpretation and enforcement of legal standards, strains on available labor pool, changes in labor costs and other employment dynamics, high turnover among skilled employees, infrastructure issues, import-export issues, cross-border intellectual property and technology restrictions, currency transfer restrictions, natural disasters, regional or global pandemics, conflicts or disagreements between the United States and some other countries, labor unrest, and other trade customs and practices that are dissimilar to those in the United States and Europe.

We depend on overseas third-party suppliers for the manufacture of Targus and magicJack products, and our reputation and results of operations would be harmed if these manufacturers or suppliers fail to meet our requirements.

Our manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. Within Asia, except for India, the majority of raw materials are from China. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, either due to actions of the manufacturers; earthquakes, typhoons, tsunamis, fires, floods, or other natural disasters; COVID-19 or other pandemics; wars or armed conflicts; strains on infrastructure; available labor pools or manufacturing capacity; or the actions of their respective governments, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process.

Lead times for materials, components and products ordered by us or by our contract manufacturers can vary significantly and depend on factors such as contract terms, demand for an input component, and supplier capacity. From time to time, we have experienced component shortages and extended lead times on semiconductors and other input products used in our finished products. Shortages or interruptions in the supply of components or subcontracted products, or our inability to procure these components or products from alternate sources at acceptable prices in a timely manner, could delay shipment of our products or increase our production costs, which could adversely affect our business and operating results. While we work to address and mitigate such risks, we are exposed to the risks of supply chain disruption which could negatively impact our business. Any material interruption in the manufacture of our products could likely result in delays in shipment, lost sales and revenue, and damage to our reputation in the market, all of which would harm our business and results of operations.

Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations, and financial condition.

In recent years, the U.S. government has instituted or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from China, EMEA, and other countries. Given our contract manufacturing and logistic providers in those countries, policy or regulations changes in the United States or other countries present particular risks for us.

New or increased tariffs could adversely affect many of our products. There also are risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. An escalated trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost, or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements, or tariffs, our capital and operating costs may increase.

Our financial performance is subject to risks associated with fluctuations in currency exchange rates.

While the majority of our business is conducted in U.S. Dollars, we face some exposure to movements in currency exchange rates. For manufacturing, our components are sourced mainly in U.S. Dollars.

Our primary exposure to movements in currency exchange rates relates to non-U.S. Dollar-denominated sales and operating expenses worldwide. The weakening of currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. If we raise international pricing to compensate, it could potentially reduce demand for our products, adversely affecting our sales and potentially having an adverse impact on our market share. Margins on sales of our products in non-U.S. Dollar-denominated countries and on sales of products that include components obtained from suppliers in non-U.S. Dollar-denominated countries could be adversely affected by currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the U.S. Dollar’s strengthening, which would adversely affect the U.S. Dollar value of our non-U.S. Dollar-denominated sales and earnings. Competitive conditions in the markets in which we operate may also limit our ability to increase prices in the event of fluctuations in currency exchange rates. Conversely, strengthening of currency rates may also increase our product component costs and other expenses denominated in those currencies, adversely affecting operating results.

As a result, fluctuations in currency exchange rates could and have in the past adversely affected our business, operating results and financial condition.
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
Asset management businesses have experienced a number of highly publicized regulatory inquiries which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. Our subsidiary, B. Riley Capital Management, LLC, is registered as an investment advisor with the SEC and regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In recent years the Company has experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the equity and fixed income markets, regulatory requirements and the increased use of electronic trading and alternative trading systems has resulted in greater price transparency, leading to increased price competition and decreased trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. In the equity markets, we utilize certain market centers to execute orders on our behalf in exchange for payment for our order flow. Market centers are selected based on their ability to provide liquidity, price improvement, and timely execution for client orders. Increased regulatory scrutiny of payment for order flow may result in a decrease in this type of revenue. Institutional clients also have pressured financial services firms to alter "soft dollar" practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions separate (or “unbundle”) payments for research products or services from sales commissions. Institutions subject to MiFID II were required to unbundle such payments commencing January 3, 2018. The SEC’s decision to no longer extend regulatory relief from certain arrangements required by MiFID II will increase competitive pressures from those clients which have yet to unbundle payments for research products or services from sales commissions. Should we be unable to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements, this could result in the loss of those clients, which would likely reduce the level of institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. In addition, Congress is currently considering imposing new requirements on entities that securitize assets, which could affect our credit activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.
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
The Company may be limited to the amount of net operating loss carryforwards that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2022, the Company believes that its net operating loss carryforwards, net of any existing allowances provided, will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets. However, to the extent that the Company is unable to utilize such net operating losses, it may have a material adverse effect on the Company’s financial condition and results of operations.
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
The restatement of our previously issued financial statements, the error that resulted in such restatement, the material weaknesses that were identified in our internal control over financial reporting and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective, could result in loss of investor confidence, shareholder litigation or governmental proceedings or investigations, any of which could cause the market value of our securities to decline or impact our ability to access the capital markets.

As discussed in the "Explanatory Note" and Note 2 to our consolidated financial statements, prior to the filing of this Annual Report on Form 10-K, we identified a classification error of dividend income and realized and unrealized gains (losses) on certain investments within revenue in our consolidated statement of operations. Due to the error, on March 15, 2023, the Audit Committee of our Board of Directors, after considering the recommendation of management and after discussion with our independent registered public accounting firm, Marcum LLP, we concluded that our previously issued audited consolidated financial statements as of and for the year ended December 31, 2020 and 2021 and each of our unaudited condensed consolidated financial statements for the quarterly and year-to-date periods during 2021 and for the first three quarters of the year ending 2022 should no longer be relied upon. As a result of the error and restatement, we are subject to additional risks and uncertainties, including unanticipated costs for legal fees, litigation, governmental proceedings or investigations and loss of investor confidence.
Management has determined that the restatement described above resulted from a material weakness in internal control over financial reporting. We have also identified a material weakness relating to the operating effectiveness of management review controls over key assumptions that are utilized to determine the fair value of intangible assets for new acquisitions and the fair value of reporting units in our assessment of goodwill impairment and a material weakness relating to the operating effectiveness of management's review controls over the income tax provision in our internal control over financial reporting. As a result of the foregoing, we have concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022.
For further discussion of the material weaknesses identified and our remediation efforts, see Item 9A, Controls and Procedures. Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate our existing, or any future, material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, financial condition, price of our securities, and ability to access the capital markets through equity or debt issuances could be adversely affected. In addition, we may be subject to governmental investigations and penalties and litigation.
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
A disruption in the infrastructure that supports our business due to fire, natural disaster, health emergency (for example, the COVID-19 pandemic), power or communication failure, act of terrorism or war may affect our ability to service and interact with our clients. If we are not able to implement contingency plans effectively, any such disruption could harm our results of operations.
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
We may commit our own capital as part of our trading business to facilitate client sales and trading activities. The number and size of these transactions may adversely affect our results of operations in a given period. We may also incur significant losses from our sales and trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.
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
Our broker-dealer subsidiaries are subject to the net capital requirements of the SEC, FINRA, and various self-regulatory organizations of which they are members. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation. Failure to comply with the net capital rules could have material and adverse consequences, such as:
•limiting our operations that require intensive use of capital, such as underwriting or trading activities; or
•restricting us from withdrawing capital from our subsidiaries when our broker-dealer subsidiaries have more than the minimum amount of required capital. This, in turn, could limit our ability to implement our business and growth strategies, pay interest on and repay the principal of our debt and/or repurchase our shares.
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

Risks Related to our Investment Activities
We have made and may make investments in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.
From time to time, we use our capital, including on a leveraged basis, in proprietary investments in both private company and public company securities that may be illiquid and volatile. The equity securities of a privately-held entity in which we make a proprietary investment are likely to be restricted as to resale and are otherwise typically highly illiquid. In the case of fund or similar investments, our investments may be illiquid until such investment vehicles are liquidated. We expect that there will be restrictions on our ability to resell the securities that we acquire for a period of up to one year after we acquire those securities. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for an initial and potentially secondary public offering of the securities. We may make investments that are significant relative to the overall capitalization of the investee company and resales of significant amounts of these securities might be subject to significant limitations and adversely affect the market and the sales price for the securities in which we invest. In addition, our investments may involve entities or businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure increases the risk of losses due to factors such as rising inflation, interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and we could lose our entire investment.
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
In addition, some of these investments are, or may in the future be, in industries or sectors which are unstable, in distress or undergoing some uncertainty. Further, the companies in which we invest may rely on new or developing technologies or novel business models, or concentrate on markets which are or may be disproportionately impacted by pressures in the financial services and/or mortgage and real estate sectors, have not yet developed and which may never develop sufficiently to support successful operations, or their existing business operations may deteriorate or may not expand or perform as projected. Such investments may be subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Contributing capital to these investments is risky, and we may lose some or all of the principal amount of our investments. There are no regularly quoted market prices for a number of the investments that we make. The value of our investments is determined using fair value methodologies described in valuation policies, which may consider, among other things, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment and the trading price of recent sales of securities (in the case of publicly-traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on estimates and assumptions specific to the particular investments. Therefore, the value of our investments does not necessarily reflect the prices that would actually be obtained by us when such investments are sold. Realizations, if any, at values significantly lower than the values at which investments have been reflected on our balance sheet would result in losses of potential incentive income.
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
We incur credit risk through loans, lines of credit, guarantees and backstop commitments issued to or on behalf of businesses and individuals, and other loans collateralized by a variety of assets, including securities. We have experienced credit losses and bear increased credit risk because we have made loans and commitments to borrowers or issuers engaged in emerging businesses or who lack access to conventional financing who, as a group, may be uniquely or disproportionately affected by economic or market conditions. For example, we have made loans to borrowers in the cryptocurrency industry and have incurred losses as cryptocurrency prices have declined and participants in the cryptocurrency industry have experienced liquidity issues and we expect to incur further losses in the event that the cryptocurrency market experiences further volatility or liquidity issues or further declines or fails to recover. Our credit risk and credit losses can further increase if our loans or investments are concentrated among borrowers or issuers engaged in the same or similar activities, industries, or geographies. The deterioration of an individually large exposure, for example due to natural disasters, health emergencies or pandemics (like the COVID-19 pandemic), acts of terrorism or war, severe weather events or other adverse economic events, could lead to additional loan loss provisions and/or charges-offs, or credit impairment of our investments, and subsequently have a material impact on our net income and regulatory capital.
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
Although a substantial amount of our loans to counterparties are protected by holding security interests in the assets or equity interests of the borrower, we may not be able to fully realize the value of the collateral securing our loans due to one or more of the following factors:
•Our loans may be unsecured, therefore our liens on the collateral, if any, are subordinated to those of the senior secured debt of the borrower, if any. As a result, we may not be able to control remedies with respect to the collateral.
•The collateral may not be valuable enough to satisfy all of the obligations under our secured loan, particularly after giving effect to the repayment of secured debt of the borrower that ranks senior to our loan.
•Bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process.
•Our rights in the collateral may be adversely affected by the failure to perfect security interests in the collateral.
•The need to obtain regulatory and contractual consents could impair or impede how effectively the collateral would be liquidated and could affect the value received.
•Some or all of the collateral may be illiquid and may have no readily ascertainable market value. The liquidity and value of the collateral could be impaired as a result of changing economic conditions, competition, and other factors, including the availability of suitable buyers.
We may experience write downs of our investments and other losses related to the valuation of our investments and volatile and illiquid market conditions.
In our proprietary investment activities, our concentrated holdings, illiquidity and market volatility may make it difficult to value certain of our investment securities. We have experienced, and may continue to experience in light of factors then prevailing, such as rising interest rates, general economic and market conditions or changes in the financial condition of the applicable issuer, significant downward adjustments in subsequent valuations of securities on our balance sheet. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take write downs in the value of our investment and securities portfolio, which may have an adverse effect on our results of operations in future periods.
A substantial portion of our cash flows and net income are dependent upon payments from our investments in receivables.

We hold approximately $406.2 million of consumer receivables, which we acquired from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) in multiple purchases beginning in December 2021. The collectability of our investments in receivables is a function of many factors including the criteria used to select who is issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which consumers repay their accounts or become delinquent, and the rate at which consumers borrow funds. Deterioration in these factors would adversely impact our business. In addition, to the extent we have over-estimated collectability, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.
Our portfolio of receivables is not diversified and primarily originates from consumers whose creditworthiness is considered less than prime. Our reliance on these receivables may in the future negatively impact our performance.
Economic slowdowns increase our credit losses. During periods of economic slowdown or recession, we generally experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession.
Because a significant portion of our reported interest income is based on management’s estimates of the future performance of receivables to that collateralize $318.1 million of loans receivable, at fair value as of December 31, 2022, differences between actual and expected performance of the receivables may cause fluctuations in interest income. The fair value of these loans and the interest income we report are based on management’s estimates of cash flows we expect to receive on receivables that collateralize the loan receivable. The expected cash flows are based on management’s estimates of future default rates, payment rates, servicing costs, and charge-offs from the receivables portfolio. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables can occur and cause fluctuations in the interest income we record. For instance, higher than expected rates of delinquencies and losses from the receivables portfolio could cause interest income to be lower than expected.
Our recent and ongoing investment in consumer credit receivables may not be indicative of our ability to grow such receivables in the future. Additionally, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows. Furthermore, reliance upon our relationship with a single retailer may adversely affect our revenues and operating results from our receivables portfolio.
Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact us or the originator of our receivables.
Federal and state consumer protection laws regulate the creation and enforcement of consumer receivables and other loans. Many of these laws (and the related regulations) are focused on non-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009, Congress enacted legislation that required changes to a variety of marketing, billing, and collection practices, and the Federal Reserve adopted significant changes to a number of practices through its issuance of regulations. Badcock originated the transactions that underlie the receivables we have purchased and may continue to purchase. Furthermore, we rely on Badcock to service our receivables portfolio. We depend on Badcock to comply with all applicable laws and regulations applicable to our receivables portfolio, and for Badcock to adapt to changing laws and regulations. Furthermore, if Badcock becomes unable or unwilling to continue to service our receivables portfolio, we will likely need to engage another third party to provide such services, which could cause us to incur unanticipated costs. Changes in the consumer protection laws could result in the following:
•receivables not originated in compliance with law (or revised interpretations) could become unenforceable and uncollectible under their terms against the obligors;
•the servicer may be required to credit or refund previously collected amounts, resulting in a reduction in amounts paid to us;
•certain fees and finance charges could be limited, prohibited, or restricted, reducing the profitability of certain investments in receivables;

•certain collection methods could be prohibited, forcing the parties that service our receivables portfolio to revise their practices or adopt more costly or less effective practices;
•limitations on the servicer's ability to recover on charged-off receivables regardless of any act or omission on their or our part;
•some credit products and services could be banned in certain states or at the federal level;
•federal or state bankruptcy or debtor relief laws could offer additional protections to consumers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed; and
• a reduction in our ability or willingness to invest in receivables arising under loans to certain consumers, such as military personnel.
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
In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of the current or future difficult market or economic conditions, including changes in interest rates, with increases anticipated in 2023, or inflation, which continues to be an ongoing concern going into 2023, acts of war, aggression or terrorism, widespread outbreaks of disease, such as the COVID-19 pandemic or similar pandemics, or political uncertainty, our investment style, the particular investments that we make, and other factors. Poor investment performance may result in a decline in our revenues and income by causing (i) the net asset value of the assets under our management to decrease, which would result in lower management fees to us, (ii) lower investment returns, resulting in a reduction of incentive fee income to us, and (iii) investor redemptions, which would result in lower fees to us because we would have fewer assets under management.
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

GACP I., L.P. and GACP II, L.P., both direct lending funds of which our wholly owned subsidiary GACP is the general partner, and which are managed by WhiteHawk Capital Partners, L.P., a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer, pursuant to an investment advisory services agreement, may invest in secured debt issued by companies that have or may incur additional debt that is senior to the secured debt owned by the fund. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of any such company, the owners of senior secured debt (i.e., the owners of first priority liens) generally will be entitled to receive proceeds from any realization of the secured collateral until they have been reimbursed. At such time, the owners of junior secured debt (including, in certain circumstances, the fund) will be entitled to receive proceeds from the realization of the collateral securing such debt. There can be no assurances that the proceeds, if any, from the sale of such collateral would be sufficient to satisfy the loan obligations secured by subordinate debt instruments. To the extent that the fund owns secured debt that is junior to other secured debt, the fund may lose the value of its entire investment in such secured debt.
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
A significant number of our communications customers purchase their products through our websites and pay for our communications products and services using credit or debit cards. The major credit card companies or the issuing banks may increase the fees that they charge for transactions using their cards. An increase in those fees would require us to either increase the prices we charge for our products, or suffer a negative impact on our profitability, either of which could adversely affect our business, financial condition and results of operations.
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
Because we sell a significant amount of the magicJack devices, other devices and certain services to independent retailers, we are subject to many risks, including risks related to their inventory levels and support for magicJack’s products. In particular, magicJack’s retailers may maintain significant levels of our products in their inventories. If retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.
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
Risks Related to Our Consumer Segment
If Targus fails to innovate and develop new products in a timely and cost-effective manner for its new and existing product categories, our business and operating results could be adversely affected.
Targus product categories are characterized by short product life cycles, intense competition, frequent new product introductions, rapidly changing technology, dynamic consumer demand and evolving industry standards. As a result, we must continually innovate in our new and existing product categories, introduce new products and technologies, and enhance existing products in order to remain competitive.
The success of our product portfolio depends on several factors, including our ability to:
•Identify new features, functionality and opportunities;
•Anticipate technology, market trends and consumer preferences;
•Develop innovative, high-quality, and reliable new products and enhancements in a cost-effective and timely manner;
•Distinguish our products from those of our competitors; and

•Offer our products at prices and on terms that are attractive to our customers and consumers.
If we do not execute on these factors successfully, products that we introduce or technologies or standards that we adopt may not gain widespread commercial acceptance, and our business and operating results could suffer. In addition, if we do not continue to differentiate our products through distinctive, technologically advanced features, designs, and services that are appealing to our customers and consumers, as well as continue to build and strengthen our brand recognition and our access to distribution channels, our business could be adversely affected.
The development of new products and services can be very difficult and requires high levels of innovation. The development process also can be lengthy and costly. There are significant initial expenditures for research and development, tooling, manufacturing processes, inventory, and marketing, and we may not be able to recover those investments. If we fail to accurately anticipate technological trends or our users’ needs or preferences, are unable to complete the development of products and services in a cost-effective and timely fashion, or are unable to appropriately increase production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may not be competitive with products developed by others, they may not achieve acceptance in the market at anticipated levels or at all, they may not be profitable or, even if they are profitable, they may not achieve margins as high as our expectations or as high as the margins we have achieved historically.
As we introduce new or enhanced products, integrate new technology into new or existing products, or reduce the overall number of products offered, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of new and existing product inventories, revenue deterioration in our existing product lines, insufficient supplies of new products to meet customers’ demand, possible product and technology defects, and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks by reducing the effectiveness of our product launches, reducing sales volumes of current products due to anticipated future products, making it more difficult to compete, shortening the period of differentiation based on our product innovation, straining relationships with our partners or increasing market expectations for the results of our new products before we have had an opportunity to demonstrate the market viability of the products. Our failure to manage the transition to new products and services or the integration of new technology into new or existing products and services could adversely affect our business, results of operations, operating cash flows and financial condition.
We rely on third parties to sell and distribute our products, and we rely on their information to manage our business.
Targus primarily sells products to a network of distributors, retailers and e-tailers (together with our direct sales channel partners). We are dependent on those direct sales channel partners to distribute and sell our products to indirect sales channel partners and ultimately to consumers. The sales and business practices of all such sales channel partners, their compliance with laws and regulations, and their reputations - of which we may or may not be aware - may affect our business and our reputation.
Our sales channel partners also sell products offered by our competitors and in the case of retailer house brands and original equipment manufacturers, may also be our competitors. If product competitors offer our sales channel partners more favorable terms, have more products available to meet their needs, or utilize the leverage of broader product lines sold through the channel, or if our sales channel partners show preference for their own house brands, our sales channel partners may de-emphasize or decline to carry our products. In addition, certain of our sales channel partners could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide them with higher returns. If we are unable to maintain successful relationships with these sales channel partners or to maintain our distribution channels, our business will suffer.
As we expand into new product categories and markets in pursuit of growth, we will have to build relationships with new channel partners and adapt to new distribution and marketing models. These new partners, practices, and models may require significant management attention and operational resources and may affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period. Entrenched and more experienced competitors will make these transitions difficult. If we are unable to build successful distribution channels or successfully market our products in these new product categories, we may not be able to take advantage of the growth opportunities, and our business and our ability to grow our business could be adversely affected.

We reserve for cooperative marketing arrangements, incentive programs, and pricing programs with our sales channel partners. These reserves are based on judgments and estimates, using historical experience rates, inventory levels in distribution, current trends, and other factors. There could be significant differences between the actual costs of such arrangements and programs and our estimates.
We use sell-through data, which represents sales of our products by our direct retailer and e-tailer customers to consumers, and by our distributor customers to their customers, along with other metrics, to assess consumer demand for our products. Sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be an accurate indicator of actual consumer demand for our products. The customers supplying sell-through data vary by geographic region and from period to period, but typically represent a majority of our retail sales. In addition, we rely on channel inventory data from our sales channel partners. If we do not receive this information on a timely and accurate basis, if this information is not accurate, or if we do not properly interpret this information, our results of operations and financial condition may be adversely affected.
Targus’ business is heavily reliant on the general demand for IT and personal computer-related devices.
Targus' business of selling products that relate primarily to the computer accessory markets makes our business performance sensitive to the general demand for IT and personal computer-related devices. As such, declines in the overall demand for personal computers and tablet devices can directly impact the demand for our accessory products as often our products are sold as an attachment to the original equipment manufacturer device that is being sold.
The failure of our licensees to sell products that generate royalties to us, to pay us royalties pursuant to their license agreements with us, or to renew these agreements could negatively affect our results of operations and financial condition.
Our brand investment portfolio revenues are dependent on royalty payments made to us under our license agreements. Although some of our license agreements guarantee a minimum royalty payment to us each year, the failure of our licensees to satisfy these or the other obligations under their agreements with us, their decision to not renew their agreements with us or their inability to grow or maintain their sales of products bearing our brands or their businesses generally could cause our revenues to decline. These events or circumstances could occur for a variety of reasons, many of which are outside our control, including business and operational risks that impact our licensees’ ability to make payments and sell products generally, such as obtaining and maintaining desirable store locations and consumer acceptance and presence; retaining key personnel, including the specific individuals who work on sales and marketing for products bearing our brands; and liquidity and capital resources risks.
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
We face competition with respect to all of our service and product areas. The level of competition depends on the particular service or product area and, in the case of our asset and liquidation services, the category of assets being liquidated or appraised. We compete with other companies and investment banks to help clients with their corporate finance and capital needs. In addition, we compete with companies and online services in the bidding for assets and inventory to be liquidated. The demand for online solutions continues to grow and our online competitors include other e-commerce providers, auction websites such as eBay, as well as government agencies and traditional liquidators and auctioneers that have created websites to further enhance their product offerings and more efficiently liquidate assets. We expect the market to become even more competitive as the demand for such services continues to increase and traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of wholesale surplus and salvage assets. In addition, manufacturers, retailers and government agencies may decide to create their own websites to sell their own surplus assets and inventory and those of third parties.
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
The businesses in our communications segment compete competes with numerous communications providers, many of whom are large and have significantly more financial and marketing resources. The principal competitors for UOL’s mobile broadband and DSL services include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers.
magicJack, Lingo, and BullsEye compete with the traditional telephone service providers, which provide telephone service using the public switched telephone network. Certain of these traditional providers have also added, or are planning to add, broadband telephone services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, which offer broadband telephone services to their existing cable television and broadband offerings. Further, wireless providers offer services that some customers may prefer over wireline-based service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for broadband or wireline-based phone service. We face competition on magicJack device sales from manufacturers of smart phones, tablets and other handheld wireless devices. Also, we compete against established alternative voice communication providers, and may face competition from other large, well-capitalized Internet companies. In addition, we compete with independent broadband telephone service providers.
Our consumer segment, consisting of Targus and our brand investment portfolio, competes with companies that make consumer retail products and/or own other brands and trademarks. Targus operates in an intensely competitive marketplace along with many other makers of consumer and enterprise productivity products. With respect to our brand investment portfolio, other brand licensors could enter into similar licensing arrangements with retailers and wholesalers in the United States and internationally. These arrangements could be with our existing retail and wholesale partners, thereby competing with us for consumer attention and limited floor or rack space in the same stores in which our branded products are sold, and vying with us for the time and resources of the retailers and wholesale licensees that manufacture and distribute our products. Competitors to our consumer segment may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to brand acquisition, development and marketing.

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
Risks Related to Data Security and Intellectual Property
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
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
In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 that took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. In addition, the California Consumer Privacy Act effective since January 1, 2020 applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA established new requirements regarding handling of personal data to entities serving or employing California residents, and gave consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. Such rights will be expanded under the California Privacy Rights Act (“CPRA”) once it goes into effect on January 1, 2023. In addition, similar laws have and may be adopted by other states where the Company does business. The impact of the CCPA and other state privacy laws on the Company’s business is yet to be determined.
We may be unsuccessful in protecting our proprietary rights or may have to defend ourselves against claims of infringement, which could impair or significantly affect our business.
Our future success depends in part on our proprietary technology, technical know-how, and other intellectual property. We rely on a combination of patent, trade secret, copyright, trademark and other intellectual property laws, and confidentiality procedures and contractual provisions such as nondisclosure terms and licenses, to protect our intellectual property.
We hold various United States patents and pending applications, together with corresponding patents and pending applications from other countries.
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
Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 30.2% of our outstanding common stock as of December 31, 2022. In particular, our Chairman and Co-Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 6,516,410 shares of our common stock or 23.0% of our outstanding common stock as of December 31, 2022. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:
•delaying, deferring, or preventing a change in control of our company;
•impeding a merger, consolidation, takeover, or other business combination involving our company;
•causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.
Our common stock price may fluctuate substantially, and your investment could suffer a decline in value.
The market price of our common stock may be volatile and could fluctuate substantially due to many factors, including, among other things:
•actual or anticipated fluctuations in our results of operations;
•announcements of significant contracts and transactions by us or our competitors;
•sale of common stock or other securities in the future;

•the trading volume of our common stock;
•changes in our pricing policies or the pricing policies of our competitors; and
•general economic conditions
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
Our senior notes include: (a) the 6.75% 2024 Notes with an aggregate principal amount of approximately $199.2 million; (b) the 6.50% 2026 Notes with an aggregate principal amount of approximately $180.5 million; (c) the 6.375% 2025 Notes with an aggregate principal amount of approximately $146.4 million; (d) the 6.00% 2028 Notes with an aggregate principal amount of approximately $266.1 million; (e) the 5.50% 2026 Notes with an aggregate principal amount of approximately $217.4 million; (f) the 5.25% 2028 Notes with an aggregate principal amount of approximately $405.5 million; and (g) the 5.00% 2026 Notes with an aggregate principal amount of approximately $324.7 million. The Company periodically enters into At Market Issuance Sales Agreements with B. Riley Securities. The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”) superseding the prospectus filed with the SEC on August 11, 2021, the prospectus filed with the SEC on April 6, 2021, and the prospectus filed with the SEC on January 28, 2021. Pursuant to the January 2022 Sales Agreement, the Company may sell from time to time, at the Company’s option, up to an aggregate principal amount of $250.0 million, 6.75% 2024 Notes, 6.50% 2026 Notes, 6.375% 2025 Notes, 6.00% 2028 Notes, 5.50% 2026 Notes, 5.25% 2028 Notes, 5.00% 2026 Notes and Depositary Shares. As of December 31, 2022, the Company had $69.5 million available for offer and sale pursuant to the January 2022 Sales Agreement.
In connection with the acquisition of Targus, on October 18, 2022, our subsidiary, Tiger US Holdings, Inc., a Delaware corporation, among others, entered into a credit agreement with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28.0 million term loan and a five-year $85.0 million revolver loan.
On September 23, 2022, our subsidiary, B. Riley Receivables II, LLC, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148.2 million term loan. The Pathlight Credit Agreement was entered in connection with the purchase of the 2022 Badcock Receivable discussed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report.
On August 16, 2022, our subsidiary, Lingo, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Borrower, us as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45.0 million term loan. On September 9, 2022, Lingo entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank (the “New Lender”)

for an incremental term loan of $7.5 million, increasing the principal balance of the term loan to $52.5 million. On November 10, 2022, Lingo entered into the Second Amendment to the Lingo Credit Agreement with KeyBank National Association for an incremental term loan of $20.5 million, increasing the principal balance of the term loan to $73.0 million.
On June 23, 2021, we and our wholly owned subsidiaries, BR Financial Holdings, LLC, a Delaware limited liability company (the “Primary Guarantor”), and BR Advisory & Investments, LLC, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Credit Agreement”) by and among us, Primary Guarantor, the Borrower, the lenders party thereto, Nomura Corporate Funding Americas, LLC, as administrative agent and Wells Fargo Bank, N.A., as collateral agent, providing for a four-year $200.0 million secured term loan credit facility (the “Term Loan Facility”) and a four-year $80.0 million secured revolving loan credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). On December 17, 2021 (the “Amendment Date”), we, the Primary Guarantor, and the Borrower entered into a Second Incremental Amendment to Credit Agreement, pursuant to which the Borrower established an incremental facility in an aggregate principal amount of $100.0 million (the “Incremental Facility”)
On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, Delaware corporations (collectively, the “Borrowers”), indirect wholly owned subsidiaries of ours, in the capacity as borrowers, entered into a credit agreement (the “BRPAC Credit Agreement”) with the Banc of California, N.A. in the capacity as agent (the “Agent”) and lender and with the other lenders party thereto (the “Closing Date Lenders”). Through a series of amendments, including the most recent Fourth Amendment to the BRPAC Credit Agreement (the “Fourth Amendment”) on June 21, 2022, the Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders agreed to the following, among other things: (i) the Lenders agreed to make a new $75.0 million term loan to the Borrowers, the proceeds of which the Borrowers’ used to repay the outstanding principal amount of the existing terms loans and optional loans and will use for other general corporate purposes, (ii) a new applicable margin level of 3.50% was established as set forth from the date of the Fourth Amendment, (iii) Marconi Wireless was added to the Borrowers, (iv) the maturity date of the term loan was set to June 30, 2027, and (v) the Borrowers were permitted to make certain distributions to the parent company of the Borrowers.
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million. and a maturity date of April 20, 2027.
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
The indenture under which our senior notes were issued offers limited protection to holders of our senior notes. The terms of the indenture and our senior notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on the holders of our senior notes. In particular, the terms of the indenture and our senior notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our senior notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our senior notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to our senior notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to our senior notes with respect to the assets of our subsidiaries;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities subordinated in right of payment to our senior notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or

•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
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
An increase in market interest rates could result in a decrease in the value of our senior notes and increase our future borrowing costs.
In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. Following the recent increase in market interest rates, the market value of our senior notes has declined. We cannot predict the future level of market interest rates, but to the extent market interest rates continue to rise, the market value of our existing senior notes can be expected to further decline. Additionally, if interest rates continue to rise, we may be required to refinance existing lower interest rate indebtedness with indebtedness bearing a higher rate of interest, and our issuance of new indebtedness at higher interest rates would likely cause the market value of our existing indebtedness that we do not refinance to decline. We cannot predict the future level of market interest rates.
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
The Depositary Shares are an issue of securities with no established trading market. Although the shares are trading on the NASDAQ Global Market, an active trading market on the NASDAQ Global Market for the Depositary Shares may not develop or last, in which case the trading price of the Depositary Shares could be adversely affected. If an active trading market does develop on the NASDAQ Global Market, the Depositary Shares may trade at prices higher or lower than their initial offering price. The trading price of the Depositary Shares also depends on many factors, including, but not limited to:
•prevailing interest rates;
•the market for similar securities;
•general economic and financial market conditions; and
•the Company’s financial condition, results of operations and prospects.
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
The market price of the Depositary Shares will depend on many factors, which may change from time to time, including:
•prevailing interest rates, increases in which may have an adverse effect on the market price of the Depositary Shares;
•the annual yield from distributions on the Depositary Shares as compared to yields on other financial instruments;
•general economic and financial market conditions;
•government action or regulation;
•the financial condition, performance and prospects of the Company and its competitors;

•changes in financial estimates or recommendations by securities analysts with respect to the Company, its competitors or the industry in which the Company operates;
•the Company’s issuance of additional preferred equity or debt securities; and
•actual or anticipated variations in quarterly operating results of the Company and its competitors.
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
As of February 24, 2023, there were approximately 119 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.
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
Recent Repurchases of Equity Securities
During the three months ended December 31, 2022, we made the following purchases of shares of our common stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1 through October 31, 2022	158	$40.68	—	$50,000
November 1 through November 30, 2022	52,404	$41.41	44,419	$48,170
December 1 through December 31, 2022	148,639	$34.14	138,267	$43,510
Total	201,201	$36.04	182,686
(1) Includes purchases of 18,515 shares made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under our 2021 Stock Incentive Plan.
(2) Includes purchases of 182,686 shares under the Company's annual share repurchase program. On March 3, 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases of up to $50.0 million of the Company's outstanding common shares and expires in October 2023. On October 31, 2022, the share repurchase program was reauthorized by the Board of Directors for share repurchases of up to $50.0 million of the Company's outstanding common shares and expires in October 2023. On October 25, 2021, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50.0 million of its outstanding common shares and expired in October 2022.
Share Performance Graph
The following graph and table compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Financial Index and S&P 500 index for the period from December 31, 2017 to December 31, 2022. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

B.Riley Financial, Inc.
Common Stock Price
Five Year Comparison
B. Riley Financial, Inc.
Russell 2000 Financial
S&P 500
$800
$700
$600
$500
$400
$300
$200
$100
$—
2017
2018
2019
2020
2021
2022

As of December 31,	2017	2018	2019	2020	2021	2022
B. Riley Financial, Inc.	$100	$81	$154	$287	$691	$287
Russell 2000 Financial	$100	$87	$104	$99	$125	$102
S&P 500	$100	$94	$121	$141	$178	$144

We have updated the comparative indexes in the current year due to the delisting of half of the companies in the peer group index used in prior years. These indexes were selected because their businesses and operations were comparable to ours throughout or for some portion of the five-year period presented in the chart above.
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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; our exposure to credit risk; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; failure to successfully compete in any of our businesses; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions, including increasing inflation and actions by the Federal Reserve to address inflation and the possibility of recession or an economic downturn; the continuing effects of the COVID-19 pandemic, or other pandemics or severe public health crises, and other related impacts including supply chain disruptions, labor shortages and increased labor costs; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the diversion of management time on acquisition-related issues; the failure of our brand investment portfolio licensees to pay us royalties; and the effect of geopolitical instability, including wars, conflicts and terrorist attacks, including the impacts of Russia’s invasion of Ukraine. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Except as otherwise required by the context, references in this Annual Report to the “Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.
Overview
Restatement of Previously Issued Consolidated Financial Statements:
We identified a classification error of dividend income and realized and unrealized gains (losses) on certain investments within revenue in our consolidated statement of operations. The classification error had no impact on our consolidated balance sheet, consolidated statements of equity, and cash flows. We have restated our previously issued consolidated financial statements contained in this Annual Report on Form 10-K. Refer to the “Explanatory Note” preceding Item 1, Business, for background on the restatement, the fiscal periods impacted, control considerations, and other information.
In addition, we have restated certain previously reported financial information for the years ended December 31, 2021 and 2020 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations and Revenue sections. The classification error had no impact on our consolidated balance sheet, consolidated statements of equity, and cash flows for the years ended December 31, 2021 and 2020. Note 2 to our consolidated financial statements illustrates the impact of the classification error to our consolidated financial statements for the years ended December 31, 2021 and 2020.
Description of the Company
B. Riley Financial, Inc. (Nasdaq: RILY) (the “Company”) is a diversified financial services platform that delivers tailored solutions to meet the strategic, operational, and capital needs of its clients and partners. We operate through several consolidated subsidiaries (collectively, “B. Riley”) that provide investment banking, brokerage, wealth management, asset management, direct lending, business advisory, valuation, and asset disposition services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals.

The Company opportunistically invests in and acquires companies or assets with attractive risk-adjusted return profiles to benefit our shareholders. We own and operate several uncorrelated consumer businesses and invest in brands on a principal basis. Our approach is focused on high quality companies and assets in industries in which we have extensive knowledge and can benefit from our experience to make operational improvements and maximize free cash flow. Our principal investments often leverage the financial, restructuring, and operational expertise of our professionals who work collaboratively across disciplines.

We refer to B. Riley as a “platform” because of the unique composition of our business. Our platform has grown considerably and become more diversified over the past several years. We have increased our market share and expanded the depth and breadth of our businesses both organically and through opportunistic acquisitions. Our increasingly diversified platform enables us to invest opportunistically and to deliver strong long-term investment performance throughout a range of economic cycles.

We are headquartered in Los Angeles, California and maintain offices throughout the U.S. including in New York, Chicago, Metro District of Columbia, Atlanta, Boston, Dallas, Metro Detroit, Houston, Memphis, Miami, San Francisco, Boca Raton, and West Palm Beach.

We report our activities in six reportable business segments: Capital Markets, Wealth Management, Financial Consulting, Auction and Liquidation, Communications, and Consumer segment. During the fourth quarter of 2022, we realigned our segment reporting structure to reflect organizational changes from recent acquisitions and the manner in which capital is allocated. The Consumer segment includes the previously reported Brands segment and Targus, which we acquired in the fourth quarter of 2022. We have also re-aligned our previously reported Principal Investments - Communications and Other segment into the Communications segment and the All Other category that is reported with Corporate and Other.
Recent Developments
On October 18, 2022, we acquired all of the issued and outstanding shares of Targus in a transaction pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). The purchase price consideration totaled $247.5 million, which consisted of $112.7 million in cash, $54.0 million in seller financing, $59.0 million in 6.75% senior notes due 2024, $15.3 million in the issuance of the Company's common stock and stock options, and $6.5 million in deferred payments. In accordance with Accounting Standards Codification (“ASC”) 805, we used the acquisition method of accounting for this acquisition. Goodwill of $75.8 million and other intangible assets of $89.0 million were recorded as a result of the acquisition. The acquisition offers the potential for accretive growth to our dividend capacity and complements our existing investments in our Consumer segment. To finance part of the acquisition, on October 18, 2022, we entered into a credit agreement with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28.0 million term loan and a five-year $85.0 million revolver loan.
Our diversified financial platform is affected by a variety of factors including the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, the possibility of recession or an economic downturn, Russia's invasion of Ukraine, and rising energy prices. These factors create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position, and cash flows may be materially adversely affected.
Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Statements of Operations
(Dollars in thousands)

	Year Ended December 31, 2022		Year Ended December 31, 2021		Change
	Amount	%	Amount	%	Amount	%
			(As restated)
Revenues:
Services and fees	$895,623	82.9%	$1,153,225	74.2%	$(257,602)	(22.3)%
Trading (loss) income and fair value adjustments on loans	(202,628)	(18.8)%	220,545	14.2%	(423,173)	(191.9)%
Interest income - Loans and securities lending	245,400	22.7%	122,723	7.9%	122,677	100.0%
Sale of goods	142,275	13.2%	58,205	3.7%	84,070	144.4%
Total revenues	1,080,670	100.0%	1,554,698	100.0%	(474,028)	(30.5)%

Operating expenses:
Direct cost of services	142,455	13.2%	54,390	3.5%	88,065	161.9%
Cost of goods sold	78,647	7.3%	26,953	1.8%	51,694	191.8%
Selling, general and administrative expenses	714,614	66.1%	906,196	58.3%	(191,582)	(21.1)%
Restructuring charge	9,011	0.8%	—	—%	9,011	100.0%
Interest expense - Securities lending and loan participations sold	66,495	6.2%	52,631	3.4%	13,864	26.3%
Total operating expenses	1,011,222	93.6%	1,040,170	66.9%	(28,948)	(2.8)%
Operating income	69,448	6.4%	514,528	33.1%	(445,080)	(86.5)%
Other income (expense):
Interest income	2,735	0.3%	229	—%	2,506	n/m
Dividend income	35,874	3.3%	19,732	1.3%	16,142	81.8%
Realized and unrealized gains (losses) on investments	(201,079)	(18.6)%	166,131	10.7%	(367,210)	n/m
Change in fair value of financial instruments and other	10,188	0.9%	3,796	0.2%	6,392	168.4%
Income from equity method investments	3,570	0.3%	2,801	0.2%	769	27.5%
Interest expense	(141,186)	(13.1)%	(92,455)	(5.9)%	(48,731)	52.7%
(Loss) income before income taxes	(220,450)	(20.4)%	614,762	39.5%	(835,212)	(135.9)%
Benefit from (provision for) income taxes	63,856	5.9%	(163,960)	(10.5)%	227,816	(138.9)%
Net (loss) income	(156,594)	(14.5)%	450,802	29.0%	(607,396)	(134.7)%
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	3,235	0.3%	5,748	0.4%	(2,513)	(43.7)%
Net (loss) income attributable to B. Riley Financial, Inc.	(159,829)	(14.8)%	445,054	28.6%	(604,883)	(135.9)%
Preferred stock dividends	8,008	0.7%	7,457	0.5%	551	7.4%
Net (loss) income available to common shareholders	$(167,837)	(15.5)%	$437,597	28.1%	$(605,434)	(138.4)%

n/m - Not applicable or not meaningful.
Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2022		Year Ended December 31, 2021		Change
	Amount	%	Amount	%	Amount	%
			(As Restated)
Revenues - Services and fees
Capital Markets segment	$292,933	27.1%	$555,585	35.7%	$(262,652)	(47.3)%
Wealth Management segment	230,735	21.4%	374,361	24.1%	(143,626)	(38.4)%
Auction and Liquidation segment	12,581	1.2%	20,169	1.3%	(7,588)	(37.6)%
Financial Consulting segment	98,508	9.1%	94,312	6.1%	4,196	4.4%
Communications segment	228,129	21.1%	88,490	5.7%	139,639	157.8%
Consumer segment	18,940	1.8%	20,308	1.3%	(1,368)	(6.7)%
All Other	13,797	1.3%	—	—%	13,797	100.0%
Subtotal	895,623	82.9%	1,153,225	74.2%	(257,602)	(22.3)%

Revenues - Sale of goods
Auction and Liquidation segment	56,928	5.3%	53,348	3.4%	3,580	6.7%
Communications segment	7,526	0.7%	4,857	0.3%	2,669	55.0%
Consumer segment	77,821	7.2%	—	—%	77,821	100.0%
Subtotal	142,275	13.2%	58,205	3.7%	84,070	144.4%

Trading (loss) income and fair value adjustments on loans
Capital Markets segment	(206,150)	(19.1)%	212,922	13.7%	(419,072)	(196.8)%
Wealth Management segment	3,522	0.3%	7,623	0.5%	(4,101)	(53.8)%
Subtotal	(202,628)	(18.8)%	220,545	14.2%	(423,173)	(191.9)%

Interest income - Loans and securities lending
Capital Markets segment	240,813	22.3%	122,723	7.9%	118,090	96.2%
Auction and Liquidation segment	4,587	0.4%	—	—%	4,587	100.0%
Subtotal	245,400	22.7%	122,723	7.9%	122,677	100.0%

Total revenues	$1,080,670	100.0%	$1,554,698	100.0%	$(474,028)	(30.5)%
n/m - Not applicable or not meaningful.
Total revenues decreased approximately $474.0 million to $1,080.7 million during the year ended December 31, 2022 from $1,554.7 million during the year ended December 31, 2021. The decrease in revenues during the year ended December 31, 2022 was primarily due to decreases in the fair value of the portfolio of securities and other investments owned and fair value adjustments on loans of $423.2 million and a decrease in revenue from services and fees of $257.6 million, partially offset by an increase in revenue from sale of goods of $84.1 million and an increase in revenue from interest income - loans and securities lending of $122.7 million. The decrease in the fair value of the portfolio of securities and other investments owned during the year ended December 31, 2022 was primarily due to the decrease in overall values in the stock market. The decrease in revenue from services and fees of $257.6 million was primarily due to decreases in revenue of $262.7 million in the Capital Markets segment, $143.6 million in the Wealth Management segment, $7.6 million in the Auction and Liquidation segment, and $1.4 million in the Consumer segment, partially offset by increases of $139.6 million in the Communications segment, $13.8 million in All Other, and $4.2 million in the Financial Consulting segment.
Revenues from services and fees in the Capital Markets segment decreased approximately $262.7 million, to $292.9 million during the year ended December 31, 2022 from $555.6 million during the year ended December 31, 2021. The decrease in revenues was primarily due to decreases in revenue of $314.3 million from corporate finance, consulting and investment banking fees, partially offset by increases of $43.3 million in asset management fees and $8.0 million which is primarily comprised of interest and other income earned on our investments.
Revenues from services and fees in the Wealth Management segment decreased $143.6 million, to $230.7 million during the year ended December 31, 2022 from $374.4 million during the year ended December 31, 2021. The decrease in revenues was primarily due to decreases in revenue of $83.1 million from wealth and asset management fees, $48.5 million in commission fees, and $11.0 million in other asset management fees.
Revenues from services and fees in the Auction and Liquidation segment decreased $7.6 million, to $12.6 million during the year ended December 31, 2022 from $20.2 million during the year ended December 31, 2021. The decrease in revenues was primarily due to fewer retail fee liquidation engagements during the year ended December 31, 2022 as compared to prior year.
Revenues from services and fees in the Financial Consulting segment increased $4.2 million, to $98.5 million during the year ended December 31, 2022 from $94.3 million during the year ended December 31, 2021. The increase in revenues was primarily due to increases of $2.4 million within our Real Estate division and $1.8 million within our Advisory Services division.
Revenues from services and fees in the Communications segment increased $139.6 million to $228.1 million during the year ended December 31, 2022 from $88.5 million during the year ended December 31, 2021. The increase in revenues was primarily due to $66.6 million from the consolidation of Lingo as a result of obtaining a majority interest in the second quarter of 2022, $44.6 million from the acquisition of BullsEye Telecom (“BullsEye”) in the third quarter of 2022, and $36.3 million from the inclusion of a full year of operating results from the acquisition of Marconi Wireless that occurred in the fourth quarter of 2021, partially offset by a decrease in revenues of $7.8 million from UOL and magicJack subscription services. We expect the Marconi Wireless, UOL and magicJack subscription revenues to continue to decline year over year.
Revenues from services and fees in the Consumer segment decreased approximately $1.4 million, to $18.9 million during the year ended December 31, 2022 from $20.3 million during the year ended December 31, 2021. The primary source of services and fees revenue included in this segment is the licensing of trademarks.
Revenues from services and fees in All Other, which includes the operations of a regional environmental services business and a landscaping business that we acquired in 2022, was approximately $13.8 million during the year ended December 31, 2022.
Trading income and fair value adjustments on loans decreased $423.2 million to a loss of $202.6 million during the year ended December 31, 2022 compared to income of $220.5 million during the year ended December 31, 2021. This was primarily due to decreases of $419.1 million in the Capital Markets segment and $4.1 million in the Wealth Management segment. The loss of $202.6 million during the year ended December 31, 2022 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts of $148.3 million and unrealized losses on the fair value of our loans receivable of $54.3 million.
Interest income – loans and securities lending increased $122.7 million, to $245.4 million during the year ended December 31, 2022 from $122.7 million during the year ended December 31, 2021. This was primarily due to increases of $118.1 million in the Capital Markets segment and $4.6 million in the Auction and Liquidation segment. Interest income from securities lending was $83.1 million and $49.8 million during the year ended December 31, 2022 and 2021, respectively. Interest income from loans was $162.3 million and $39.5 million during the year ended December 31, 2022 and 2021, respectively. The increase in interest income on loans was primarily due to $93.1 million in interest from our loan receivable collateralized by the Badcock receivables portfolio, which was first made in December 2021.
Revenues – Sale of Goods
Revenues from the sale of goods increased $84.1 million, to $142.3 million during the year ended December 31, 2022 from $58.2 million during the year ended December 31, 2021. The increase in revenues from sale of goods was primarily due to increases of $77.8 million from the acquisition of Targus in the fourth quarter of 2022, $3.6 million from the sales of retail goods related to retail liquidation engagements, and $3.2 million in sales of Marconi Wireless devices, partially offset by a decrease of $0.5 million in sales of magicJack devices. Cost of goods sold during the year ended December 31, 2022 and 2021 was $78.6 million and $27.0 million, respectively, resulting in a gross margin of 44.7% and 53.7%, respectively.
Operating Expenses
Direct Cost of Services
Direct costs increased $88.1 million, to $142.5 million during the year ended December 31, 2022 from $54.4 million during the year ended December 31, 2021. Direct costs of services increased $85.0 million in the Communications segment and $9.8 million in All Other, which is from the operations of a regional environmental services business and a landscaping business that we acquired in 2022, partially offset by a decrease of $6.8 million in the Auction and Liquidation segment. The increase in the Communications segment was primarily due to increases of $45.5 million from the inclusion of Lingo from May 31, 2022 to December 31, 2022 as a result of our acquisition of a majority equity interest in the second quarter of 2022, $14.1 million from the acquisition Marconi Wireless in the fourth quarter of 2021, and $27.9 million from the acquisition of BullsEye in the third quarter of 2022, partially offset by decreases of $1.5 million and $1.2 million in magicJack and UOL, respectively. The increase in the All Other category consists of other acquisitions made during 2022. The decrease in the Auction and Liquidation segment was primarily due to a large retail liquidation engagement in Europe in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the years ended December 31, 2022 and 2021 were comprised of the following:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$179,499	25.1%	$347,591	38.4%	$(168,092)	(48.4)%
Wealth Management segment	263,622	36.9%	366,050	40.3%	(102,428)	(28.0)%
Auction and Liquidation segment	19,683	2.7%	14,069	1.6%	5,614	39.9%
Financial Consulting segment	82,196	11.5%	77,418	8.5%	4,778	6.2%
Communications segment	84,001	11.8%	36,240	4.0%	47,761	131.8%
Consumer segment	22,737	3.2%	5,923	0.7%	16,814	n/m
Corporate and Other	62,876	8.8%	58,905	6.5%	3,971	6.7%
Total selling, general & administrative expenses	$714,614	100.0%	$906,196	100.0%	$(191,582)	(21.1)%
Total selling, general and administrative expenses decreased $191.6 million to $714.6 million during the year ended December 31, 2022 from $906.2 million during the year ended December 31, 2021. The decrease of $191.6 million in selling, general and administrative expenses was due to decreases of $168.1 million in the Capital Markets segment, $102.4 million in the Wealth Management segment, partially offset by increases of $47.8 million in the Communications segment, $16.8 million in the Consumer segment, $5.6 million in the Auction and Liquidation segment, $4.8 million in the Financial Consulting segment, and $4.0 million in Corporate and Other.

Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $168.1 million to $179.5 million during the year ended December 31, 2022 from $347.6 million during the year ended December 31, 2021. The decrease was primarily due to decreases of $104.2 million in consulting expenses and $71.5 million in payroll and related expenses, partially offset by an increase in depreciation and amortization of $6.4 million.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $102.4 million to $263.6 million during the year ended December 31, 2022 from $366.1 million during the year ended December 31, 2021. The decrease was primarily due to decreases of $123.4 million in payroll and related expenses, partially offset by increases of $18.8 million in legal settlements and penalties and $1.0 million from the change in fair value change on contingent consideration.
Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment increased by $5.6 million to $19.7 million during the year ended December 31, 2022 from $14.1 million during the year ended December 31, 2021. The increase was primarily due to an increase of $5.0 million in other business development activities and an increase of $1.4 million in payroll and related expenses, partially offset by a decrease of $0.5 million in foreign currency fluctuations.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $4.8 million to $82.2 million during the year ended December 31, 2022 from $77.4 million during the year ended December 31, 2021. The increase was primarily due to increases of $3.9 million in payroll and related expenses, $1.3 million in travel and entertainment expenses, and $0.9 million in other expenses, partially offset by decreases of $1.6 million in legal expenses.
Communications
Selling, general and administrative expenses in the Communications segment increased by $47.8 million to $84.0 million during the year ended December 31, 2022 from $36.2 million during the year ended December 31, 2021. The increase was primarily due to increases of $25.0 million from the consolidation of Lingo as a result of obtaining a majority interest in the second quarter of 2022, $14.4 million from the acquisition of BullsEye in the third quarter of 2022, and $9.0 million from the acquisition of Marconi Wireless in the fourth quarter of 2021.
Consumer
Selling, general and administrative expenses in the Consumer segment increased by $16.8 million to $22.7 million during the year ended December 31, 2022 from $5.9 million during the year ended December 31, 2021. The increase was primarily due to the acquisition of Targus in the fourth quarter of 2022.
Corporate and Other
Selling, general and administrative expenses for the Corporate and Other increased $4.0 million to $62.9 million during the year ended December 31, 2022 from $58.9 million during the year ended December 31, 2021. The increase was primarily due to increases of $8.4 million in payroll and related expenses, $6.6 million of expenses from the operations of a regional environmental services business and a landscaping business that we acquired in 2022, $1.8 million in software and equipment expenses, and $1.1 million in accounting expenses, partially offset by the decrease of $6.5 million in gains on extinguishment of debt, $4.5 million in fair value change on contingent consideration, and $2.6 million in foreign currency fluctuations.
Other Income (Expense). Other income included interest income of $2.7 million during the year ended December 31, 2022 compared to $0.2 million during the year ended December 31, 2021. Dividend income was $35.9 million during the year ended December 31, 2022 compared to $19.7 million during the year ended December 31, 2021. Realized and unrealized gains (losses) on investments was a loss of $201.1 million during the year ended December 31, 2022 compared to gains of $166.1 million during the year ended December 31, 2021. The decrease was primarily due to a decrease in overall values of our investments. Change in fair value of financial instruments and other in the amount of $10.2 million during the year ended December 31, 2022 was primarily due to the change in fair value of warrant liabilities and the forgiveness of a Paycheck Protection Program loan issued to FocalPoint Securities, LLC prior to its acquisition by the Company. Income on equity method investments was $3.6 million during the year ended December 31, 2022 compared to $2.8 million during the year ended December 31, 2021. Interest expense was $141.2 million during the year ended December 31, 2022 compared to $92.5 million during the year ended December 31, 2021. The increase in interest expense was due to additional debt incurred during the year ended December 31, 2022 and higher interest rates due to variable rates on certain of our outstanding debt. The increases in interest expense primarily consisted of $18.6 million related to the senior notes, $15.4 million related to the Nomura term loan, $5.3 million related to the Pathlight term loan, $3.5 million related to the Nomura revolver, $1.6 million related to the Lingo term loan, $0.8 million related to the Targus revolver, and $0.5 million related to the Targus term loan.
(Loss) Income Before Income Taxes. Income (loss) before income taxes decreased $835.2 million to a loss of $220.5 million during the year ended December 31, 2022 from income of $614.8 million during the year ended December 31, 2021. The change was primarily due to a decrease in revenues of approximately $474.0 million, a change to realized and unrealized gains (losses) on investments of $367.2 million, and an increase in interest expense of $48.7 million, partially offset by a a decrease in operating expenses of $28.9 million, an increase in dividend income of $16.1 million, an increase in change in fair value of financial instruments and other of $6.4 million, an increase in interest income of $2.5 million, and an increase in income from equity method investments of $0.8 million.
Benefit from (Provision for) Income Taxes. Benefit from income taxes was $63.9 million during the year ended December 31, 2022 compared to a provision for income taxes of $164.0 million during the year ended December 31, 2021. The effective income tax rate was a provision of 29.0% during the year ended December 31, 2022 as compared to a provision of 26.7% during the year ended December 31, 2021.
Net Income Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interests. Net income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests and redeemable noncontrolling interests was $3.2 million during the year ended December 31, 2022 compared to $5.7 million during the year ended December 31, 2021.
Net (Loss) Income Attributable to the Company. Net loss attributable to the Company during the year ended December 31, 2022 was $159.8 million compared to net income attributable to the Company of $445.1 million during the year ended December 31, 2021. The change was primarily due to a decrease in operating income of $445.1 million, a change to realized and unrealized gains (losses) on investments of $367.2 million, and an increase in interest expense of $48.7 million, partially offset by a change from provision for to benefit from income taxes of $227.8 million, an increase in dividend income of $16.1 million, an increase in change in fair value of financial instruments and other of $6.4 million, a decrease in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $2.5 million, an increase in interest income of $2.5 million, and an increase in income from equity method investments of $0.8 million.
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
Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders during the year ended December 31, 2022 was $167.8 million compared to net income available to common shareholders of $437.6 million during the year ended December 31, 2021. The change was primarily due to a decrease in operating income of $445.1 million, a change to realized and unrealized gains (losses) on investments of $367.2 million, an increase in interest expense of $48.7 million, and an increase in preferred stock dividends of $0.6 million, partially offset by a change from provision for to benefit from income taxes of $227.8 million, an increase in dividend income of $16.1 million, an increase in change in fair value of financial instruments and other of $6.4 million, a decrease in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $2.5 million, an increase in interest income of $2.5 million, and an increase in income from equity method investments of $0.8 million.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Statements of Income
(Dollars in thousands)

	(As Restated)
	Year Ended December 31, 2021		Year Ended December 31, 2020		Change
	Amount	%	Amount	%	Amount	%
Revenues:
Services and fees	$1,153,225	74.2%	$645,906	77.4%	$507,319	78.5%
Trading income and fair value adjustments on loans	220,545	14.2%	56,677	6.8%	163,868	n/m
Interest income - Loans and securities lending	122,723	7.9%	102,499	12.3%	20,224	19.7%
Sale of goods	58,205	3.7%	29,135	3.5%	29,070	99.8%
Total revenues	1,554,698	100.0%	834,217	100.0%	720,481	86.4%

Operating expenses:
Direct cost of services	54,390	3.5%	60,451	7.2%	(6,061)	(10.0)%
Cost of goods sold	26,953	1.7%	12,460	1.5%	14,493	116.3%
Selling, general and administrative expenses	906,196	58.3%	428,537	51.4%	477,659	111.5%
Restructuring charge	—	—%	1,557	0.2%	(1,557)	(100.0)%
Impairment of tradenames	—	—%	12,500	1.5%	(12,500)	(100.0)%
Interest expense - Securities lending and loan participations sold	52,631	3.4%	42,451	5.1%	10,180	24.0%
Total operating expenses	1,040,170	66.9%	557,956	66.9%	482,214	86.4%
Operating income	514,528	33.1%	276,261	33.1%	238,267	86.2%
Other income (expense):
Interest income	229	—%	564	0.1%	(335)	(59.4)%
Dividend income	19,732	1.3%	21,163	2.5%	(1,431)	(6.8)%
Realized and unrealized gains (losses) on investments	166,131	10.7%	47,341	5.7%	118,790	n/m

Change in fair value of financial instruments and other	3,796	0.2%	—	—%	3,796	100.0%
Income (loss) on equity method investments	2,801	0.2%	(623)	(0.1)%	3,424	n/m
Interest expense	(92,455)	(5.9)%	(65,249)	(7.8)%	(27,206)	41.7%
Income before income taxes	614,762	39.5%	279,457	33.5%	335,305	120.0%
Provision for income taxes	(163,960)	(10.5)%	(75,440)	(9.0)%	(88,520)	117.3%
Net income	450,802	29.0%	204,017	24.5%	246,785	121.0%
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	5,748	0.4%	(1,131)	(0.1)%	6,879	n/m
Net income attributable to B. Riley Financial, Inc.	445,054	28.6%	205,148	24.6%	239,906	116.9%
Preferred stock dividends	7,457	0.5%	4,710	0.6%	2,747	58.3%
Net income available to common shareholders	$437,597	28.1%	$200,438	24.0%	$237,159	118.3%
n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	(As Restated)
	Year Ended December 31, 2021		Year Ended December 31, 2020		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees
Capital Markets segment	$555,585	35.7%	$318,714	38.2%	$236,871	74.3%
Wealth Management segment	374,361	24.1%	72,345	8.7%	302,016	n/m
Auction and Liquidation segment	20,169	1.3%	63,101	7.6%	(42,932)	(68.0)%
Financial Consulting segment	94,312	6.1%	91,622	11.0%	2,690	2.9%
Communications segment	88,490	5.7%	83,666	10.0%	4,824	5.8%
Consumer segment	20,308	1.3%	16,458	2.0%	3,850	23.4%
Subtotal	1,153,225	74.2%	645,906	77.4%	507,319	78.5%

Revenues - Sale of goods
Auction and Liquidation segment	53,348	3.4%	25,663	3.1%	27,685	107.9%
Communications segment	4,857	0.3%	3,472	0.4%	1,385	39.9%
Subtotal	58,205	3.7%	29,135	3.5%	29,070	99.8%

Trading income and fair value adjustments on loans
Capital Markets segment	212,922	13.7%	55,873	6.7%	157,049	n/m
Wealth Management segment	7,623	0.5%	804	0.1%	6,819	n/m
Subtotal	220,545	14.2%	56,677	6.8%	163,868	n/m

Interest income - Loans and securities lending
Capital Markets segment	122,723	7.9%	102,499	12.3%	20,224	19.7%

Total revenues	$1,554,698	100.0%	$834,217	100.0%	$720,481	86.4%
n/m - Not applicable or not meaningful.
Total revenues increased approximately $720.5 million to $1,554.7 million during the year ended December 31, 2021 from $834.2 million during the year ended December 31, 2020. The increase in revenues during the year ended December 31, 2021 was primarily due to an increase in revenue from services and fees of $507.3 million, an increase in revenue from trading income and fair value adjustments on loans of $163.9 million, an increase in revenue from sale of goods of $29.1 million, and an increase in revenue from interest income - loans and securities lending of $20.2 million, as further described below. The increase in revenue from services and fees of $507.3 million was primarily due to increases in revenue of $302.0 million in the Wealth Management segment, $236.9 million in the Capital Markets segment, $4.8 million in the Communications segment, $3.9 million in the Consumer segment, and $2.7 million in the Financial

Consulting segment, partially offset by a decrease of $42.9 million in the Auction and Liquidation segment, as further described below.
Revenues from services and fees in the Capital Markets segment increased approximately $236.9 million, to $555.6 million during the year ended December 31, 2021 from $318.7 million during the year ended December 31, 2020. The increase in revenues was primarily due to increases in revenue of $203.2 million from corporate finance, consulting and investment banking fees, $26.0 million from the acquisition of National, and $7.9 million primarily related to dividend income and other asset management fees.
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
Revenues from services and fees in the Communications segment increased $4.8 million to $88.5 million during the year ended December 31, 2021 from $83.7 million during the year ended December 31, 2020. The increase in revenues was primarily due to $12.4 million from the acquisition of a mobile phone services business during Q4 2021, partially offset by a decrease in revenues of $7.6 million from subscription services.
Revenues from services and fees in the Consumer segment increased approximately $3.9 million, to $20.3 million during the year ended December 31, 2021 from $16.5 million during the year ended December 31, 2020. The primary sources of revenue included in this segment are the licensing of trademarks.
Trading income and fair value adjustments on loans increased $163.9 million to income of $220.5 million during the year ended December 31, 2021 compared to $56.7 million during the year ended December 31, 2020. This was primarily due to increases of $157.0 million in the Capital Markets segment and $6.8 million in the Wealth Management segment. The gain of $220.5 million during the year ended December 31, 2021 included realized and unrealized amounts earned on investments made in our proprietary trading accounts of $210.9 million and unrealized amounts on our loans receivable, at fair value of $9.6 million.
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

Operating Expenses
Direct Cost of Services
Total direct costs decreased $6.1 million, to $54.4 million during the year ended December 31, 2021 from $60.5 million during the year ended December 31, 2020. Direct costs of services decreased by $10.0 million in the Auction and Liquidation segment, partially offset by an increase of $4.0 million in the Communications segment. The decrease in direct costs in the Auction and Liquidation segment was primarily due to a decrease in the number of retail fee type engagements performed during the year ended December 31, 2021, partially offset by an increase of $11.7 million of direct costs incurred on a retail liquidation engagement in Europe, where we purchased inventory for resale and as part of the retail liquidation engagement we incurred costs related to the store operations which primarily related to expenses for occupancy, payroll and other store operating costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the years ended December 31, 2021 and 2020 were comprised of the following:
Selling, General and Administrative Expenses

	Year Ended December 31, 2021		Year Ended December 31, 2020		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$347,591	38.4%	$201,348	47.0%	$146,243	72.6%
Wealth Management segment	366,050	40.3%	70,248	16.4%	295,802	n/m
Auction and Liquidation segment	14,069	1.6%	12,359	2.9%	1,710	13.8%
Financial Consulting segment	77,418	8.5%	68,579	16.0%	8,839	12.9%
Communications segment	36,240	4.0%	31,363	7.3%	4,877	15.6%
Consumer segment	5,923	0.7%	5,747	1.3%	176	3.1%
Corporate and Other segment	58,905	6.5%	38,893	9.1%	20,012	51.5%
Total selling, general & administrative expenses	$906,196	100.0%	$428,537	100.0%	$477,659	111.5%
Total selling, general and administrative expenses increased $477.7 million to $906.2 million during the year ended December 31, 2021 from $428.5 million during the year ended December 31, 2020. The increase of $477.7 million in selling, general and administrative expenses was due to increases of $146.2 million in the Capital Markets segment, $295.8 million in the Wealth Management segment, $1.7 million in the Auction and Liquidation segment, $8.8 million in the Financial Consulting segment, $4.9 million in the Communications segment, $0.2 million in the Consumer segment, and $20.0 million in the Corporate and Other segment, as described below.
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
Communications
Selling, general and administrative expenses in the Communications segment increased by $4.9 million to $36.2 million during the year ended December 31, 2021 from $31.4 million during the year ended December 31, 2020. The increase was primarily due to increases of $1.2 million in communications expenses, $0.9 million in payroll and related expenses, $0.8 million due to a legal settlement accrual release in 2020, $0.8 million in transaction costs, $0.7 million in other expenses, and $0.5 million in other business development activities expenses.
Consumer
Selling, general and administrative expenses in the Consumer segment increased by $0.2 million to $5.9 million during the year ended December 31, 2021 from $5.7 million during the year ended December 31, 2020.
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
Impairment of tradenames. Due to the impact of the COVID-19 outbreak on economic activity and market volatility, we tested our intangible assets as of March 31, 2020 and June 30, 2020 and made the determination that the indefinite-lived tradenames in the Consumer segment were impaired and the Company recognized impairment charges of $12.5 million during the year ended December 31, 2020. There was no impairment recognized during the year ended December 31, 2021.
Other Income (Expense). Other income included interest income of $0.2 million during the year ended December 31, 2021 compared to $0.6 million during the year ended December 31, 2020. Dividend income was $19.7 million during the year ended December 31, 2021 compared to $21.2 million during the year ended December 31, 2020. Realized and unrealized gains (losses) on investments was a gain of $166.1 million during the year ended December 31, 2021 compared to a gain of $47.3 million during the year ended December 31, 2020. The increase was primarily due to an increase in overall values of our investments. Change in fair value of financial instruments and other in the amount of $3.8 million during the year ended December 31, 2021 was primarily due to a gain of $6.5 million from National PPP loans that were forgiven by the SBA, partially offset by a loss of $2.7 million due to changes in fair value of warrant liabilities. Income on equity method investments was $2.8 million during the year ended December 31, 2021 compared to a loss of $0.6 million during the year ended December 31, 2020. Interest expense was $92.5 million during the year ended December 31, 2021 compared to $65.2 million during the year ended December 31, 2020. The increase in interest expense was primarily due to increases in interest expense of $20.2 million from the issuance of senior notes, $5.9 million from the Nomura term loan, and $1.9 million from the Nomura revolver.
Income Before Income Taxes. Income before income taxes increased $335.3 million to $614.8 million during the year ended December 31, 2021 from $279.5 million during the year ended December 31, 2020. The increase in income before income taxes was primarily due to increases in revenues of approximately $720.5 million, realized and unrealized gains (losses) on investments of $118.8 million, change in fair value of financial instruments and other of $3.8 million, and income from equity method investments of $3.4 million, partially offset by increases in operating expenses of $482.2 million, interest expense of $27.2 million, a decrease in dividend income of $1.4 million and a decrease in interest income of $0.3 million.
Provision for Income Taxes. Provision for income taxes was $164.0 million during the year ended December 31, 2021 compared to $75.4 million during the year ended December 31, 2020. The effective income tax rate was a provision of 26.7% during the year ended December 31, 2021 as compared to a provision of 27.0% during the year ended December 31, 2020.
Net Income (Loss) Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interests. Net income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income (loss) generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests and redeemable noncontrolling interests was $5.7 million during the year ended December 31, 2021 compared to a net loss of $1.1 million during the year ended December 31, 2020.
Net Income Attributable to the Company. Net income attributable to the Company during the year ended December 31, 2021 was $445.1 million, an increase of $239.9 million, from net income attributable to the Company of $205.1 million during the year ended December 31, 2020. The increase was primarily due to increases in operating income of $238.3 million, realized and unrealized gains (losses) on investments of $118.8 million, change in fair value of financial instruments and other of $3.8 million, and income from equity method investments of $3.4 million, partially offset by increases in provision for income taxes of $88.5 million, interest expense of $27.2 million, net income attributable to noncontrolling interests and redeemable noncontrolling interests of $6.9 million, a decrease in dividend income of $1.4 million, and a decrease in interest income of $0.3 million.
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
Net Income Available to Common Shareholders. Net income available to common shareholders during the year ended December 31, 2021 was $437.6 million, an increase of $237.2 million, from net income available to common shareholders of $200.4 million during the year ended December 31, 2020. The increase was primarily due to increases in operating income of $238.3 million, realized and unrealized gains (losses) on investments of $118.8 million, change in fair value of financial instruments and other of $3.7 million, and income from equity method investments of $3.4 million, partially offset by increases in provision for income taxes of $88.5 million, interest expense of approximately $27.2 million, net income attributable to noncontrolling interests and redeemable noncontrolling interests of $6.9 million, preferred stock dividends of $2.7 million, a decrease in dividend income of $1.4 million, and a decrease in interest income of $0.3 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purpose financing arrangements. During the years ended December 31, 2022 and 2021, we generated net loss attributable to the Company of $159.8 million and net income attributable to the Company of $445.1 million, respectively. Our net loss of $156.6 million included $202.6 million of losses that primarily related to a decrease in the fair value of our portfolio of securities and other investments owned during the year ended December 31, 2022. Our cash flows and profitability are impacted by capital markets engagements performed on a quarterly and annual basis and amounts realized from the sale of our investments in marketable securities.
As of December 31, 2022, we had $268.6 million of unrestricted cash and cash equivalents, $2.3 million of restricted cash, $1,129.3 million of securities and other investments, at fair value, $701.7 million of loans receivable, at fair value, and $2,446.8 million of borrowings outstanding. The borrowings outstanding of $2,446.8 million as of December 31, 2022 included $1,721.8 million of borrowings from the issuance of the series of senior notes that are due at various dates ranging from May 31, 2024 to August 31, 2028 with interest rates ranging from 5.00% to 6.75%, $572.1 million in term loans borrowed pursuant to the Targus, Pathlight, Lingo, BRPI Acquisition Co LLC (“BRPAC”), and Nomura credit agreements discussed below, $127.7 million of revolving credit facility under the Targus and Nomura credit facilities discussed below, and $25.3 million of notes payable.
We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, funds available under the Targus, Pathlight, Lingo, BRPAC, and Nomura term loans, funds available under the Targus and Nomura revolving credit facilities, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.
Cash Flow Summary
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities during the years ended December 31, 2022 and 2021. A discussion of cash flows during the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K during the year ended December 31, 2021, filed with the SEC on February 25, 2022, which is available free of charge on the SEC’s website at www.sec.gov.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$6,653	$50,894
Investing activities	(32,291)	(956,534)
Financing activities	17,637	1,081,045
Effect of foreign currency on cash	(933)	(382)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,934)	$175,023
Cash provided by operating activities was $6.7 million during the year ended December 31, 2022 compared to cash provided by operating activities of $50.9 million during the year ended December 31, 2021. Cash provided by operating activities during the year ended December 31, 2022 included net loss of $156.6 million adjusted for noncash items of $47.6 million and changes in operating assets and liabilities of $115.6 million. Noncash items of $47.6 million included share-based compensation of $61.1 million, depreciation and amortization of $40.0 million, fair value adjustments of $34.9 million, impairment of leaseholds, intangibles and lease loss accrual, and gain (loss) on disposal of fixed assets of $4.9 million, provision for doubtful accounts of $4.2 million, dividends from equity method investments of $4.0 million, income allocated for mandatorily redeemable noncontrolling interests of $1.1 million, and effect of foreign currency on operations of $0.8 million, partially offset by deferred income taxes of $80.4 million, SPAC deconsolidation gain of $8.3 million, gain on equity method investments of $6.8 million, income from equity method investments of $3.6 million, non-cash interest and other of $3.2 million, and gain on extinguishment of debt of $1.1 million. Cash provided by operating activities during the year ended December 31, 2021 included net income of $450.8 million adjusted for noncash items of $91.5 million and changes in operating assets and liabilities of $491.4 million. Noncash items of $91.5 million included deferred income taxes of $61.8 million, share-based compensation of $36.0 million, depreciation and amortization of $25.9 million, loss on extinguishment of debt of $6.1 million, dividends from equity method investments of $2.1 million, provision for doubtful accounts of $1.5 million, effect of foreign currency on operations of $0.1 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.9 million, partially offset by interest and other of $22.3 million, fair value adjustments of $7.6 million, gain on extinguishment of loans of $6.5 million, gain on equity method investments of $3.5 million, income from equity method investments of $2.8 million, and impairment of leaseholds, intangibles and lease loss accrual and gain on disposal of fixed assets of $0.1 million.
Cash used in investing activities was $32.3 million during the year ended December 31, 2022 compared to used in investing activities of $956.5 million during the year ended December 31, 2021. During the year ended December 31, 2022, cash used in investing activities consisted of cash used for purchases of loans receivable of $503.1 million, acquisition of businesses of $261.7 million, purchases of equity method investments of $11.0 million, and purchases of property and equipment and intangible assets of $3.9 million, partially offset by cash received from loans receivable repayment of $574.9 million and funds received from trust account of subsidiary of $172.6 million. During the year ended December 31, 2021, cash used in investing activities consisted of cash used for purchases of loans receivable of $738.9 million, cash of $345.0 million used to fund two trust accounts for the future redemption of our subsidiaries’ redeemable common stock, cash used for acquisition of businesses of $28.3 million, cash used for repayments of loan participations sold of $15.2 million, cash used for purchases of property and equipment and intangible assets of $0.7 million, and purchases of equity method investments of $0.6 million, partially offset by cash received from loans receivable repayment of $172.1 million.
Cash provided by financing activities was $17.6 million during the year ended December 31, 2022 compared to cash provided by financing activities of $1,081.0 million during the year ended December 31, 2021. During the year ended December 31, 2022, cash provided by financing activities primarily consisted of proceeds from term loans of $324.2 million, proceeds from revolving line of credit of $64.9 million, proceeds from issuance of senior notes of $51.6 million, contributions from noncontrolling interests of $21.1 million, proceeds from our offering of preferred stock of $0.9 million, partially offset by redemption of subsidiary temporary equity and distributions of $172.6 million, payment of dividends on our common shares of $119.5 million, repayment on our term loans of $96.2 million, repayment of our revolving line of credit of $17.2 million, payment of employment taxes on vesting of restricted stock of $10.3 million, payment of dividends on our preferred shares of $8.0 million, payment of debt issuance costs of $8.2 million, repurchase of our common stock of $6.5 million, distribution to noncontrolling interests of $4.2 million, payment for contingent consideration of $1.8 million, and repayment of our notes payable of $0.5 million. During the year ended December 31, 2021, cash provided by financing activities primarily consisted of $1,249.1 million proceeds from issuance of senior notes, $345.0 million proceeds from initial public offering of subsidiaries, $300.0 million proceeds from our term loan, $80.0 million proceeds from revolving line of credit, $64.7 million proceeds from our offering of common stock, $13.7 million contributions from noncontrolling interests, $14.7 million proceeds from our offering of preferred stock, partially offset by $507.3 million used to repurchase our senior notes, $347.1 million used to pay dividends on our common shares, $37.6 million used to repay our notes payable, $33.4 million used to pay debt issuance costs, $20.7 million used for repayment on our term loan, $16.5 million distribution to noncontrolling interests, $9.6 million used for payment of employment taxes on vesting of restricted stock, $7.5 million used to pay dividends on our preferred shares, $2.7 million used to repurchase our common stock, and $3.7 million used for payment of participating note payable and contingent consideration.
Credit Agreements
Targus Credit Agreement
On October 18, 2022, our subsidiary, Tiger US Holdings, Inc., a Delaware corporation, among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28.0 million term loan and a five-year $85.0 million revolver loan, which was used to finance part of the acquisition of Targus.
The Targus Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. We are in compliance with all financial covenants in the Targus Credit Agreement as of December 31, 2022.
The term loan bears interest on the outstanding principal amount equal to the Term Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin of 3.75%. The revolver loan consists of base rate loans that bear interest on the outstanding principal amount equal to the base rate plus an applicable margin of 1.00% to 1.75% and term rate loans that bear interest on the outstanding principal amount equal to the revolver SOFR rate plus an applicable margin of 2.00% to 2.75%.
Principal outstanding is due in quarterly installments starting on December 31, 2022. Quarterly installments from December 31, 2022 to September 30, 2027 are in the amount of $1.4 million per quarter and the remaining principal balance is due at final maturity on October 18, 2027.
As of December 31, 2022, the outstanding balance on the term loan was $26.0 million (net of unamortized debt issuance costs of $0.6 million) and the outstanding balance on the revolver loan was $53.0 million. Interest expense on these loans during the year ended December 31, 2022 was $1.3 million (including amortization of deferred debt issuance costs and unused commitment fees of $0.2 million). The interest rate on the term loan was 8.43% and the interest rate on the revolver loan ranged between 6.03% to 9.25% as of December 31, 2022.
Pathlight Credit Agreement
On September 23, 2022, our subsidiary, B. Riley Receivables II, LLC, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148.2 million term loan. The Pathlight Credit Agreement was entered in connection with the purchase of the 2022 Badcock Receivable discussed in Note 3 to the consolidated statements included elsewhere in this Annual Report. On January 12, 2023, Amendment No. 2 to the Pathlight Credit Agreement increased the term loan by an additional $78.3 million.
The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus an applicable margin of 6.50%. As of December 31, 2022, the interest rate on the Pathlight Credit Agreement was 11.0%.
The Pathlight Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Pathlight Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Pathlight Credit Agreement. We are in compliance with all financial covenants in the Pathlight Credit Agreement as of December 31, 2022.
Principal outstanding under the Pathlight Credit Agreement is repaid based on collections of the 2022 Badcock Receivable less other application of payments as defined in the Pathlight Credit Agreement and the remaining principal balance is due at final maturity on September 23, 2027.
As of December 31, 2022, the outstanding balance on the term loan was $118.4 million (net of unamortized debt issuance costs of $2.4 million). Interest expense on the term loan during the year ended December 31, 2022 was $5.3 million (including amortization of deferred debt issuance costs of $1.3 million).
Lingo Credit Agreement
On August 16, 2022, our subsidiary, Lingo, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45.0 million term loan. This loan was used to finance part of the purchase of BullsEye by Lingo. On September 9, 2022, Lingo entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank (the “New Lender”) for an incremental term loan of $7.5 million, increasing the principal balance of the term loan to $52.5 million. On November 10, 2022, Lingo entered into the Second Amendment to the Lingo Credit Agreement with KeyBank National Association for an incremental term loan of $20.5 million, increasing the principal balance of the term loan to $73.0 million.
The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of December 31, 2022, the interest rate on the Lingo Credit Agreement was 7.89%.
The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires the Borrower to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding agreement. We are in compliance with all financial covenants in the Lingo Credit Agreement as of December 31, 2022.
Principal outstanding is due in quarterly installments starting on March 31, 2023. Quarterly installments from March 31, 2023 to December 31, 2023 are in the amount of $2.3 million per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $2.7 million per quarter, from March 31, 2025 to June 30, 2027 are in the amount of $3.7 million, and the remaining principal balance is due at final maturity on August 16, 2027.
As of December 31, 2022, the outstanding balance on the term loan was $72.0 million (net of unamortized debt issuance costs of $1.0 million). Interest expense on the term loan during the year ended December 31, 2022 was $1.6 million (including amortization of deferred debt issuance costs of $0.1 million).
Nomura Credit Agreement
On June 23, 2021, we and our wholly owned subsidiaries, BR Financial Holdings, LLC (the “Primary Guarantor”), and BR Advisory & Investments, LLC (the “Borrower”) entered into a credit agreement (as amended prior to the Second Amendment (as defined below) the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Administrative Agent”), and Wells Fargo Bank, N.A., as collateral agent (the “Collateral Agent”), for a four-year $200.0 million secured term loan credit facility (the “Term Loan Facility”) and a four-year $80.0 million secured revolving loan credit facility (the “Revolving Credit Facility”).
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
Eurodollar loans under the Credit Facilities accrue interest at the Eurodollar Rate plus an applicable margin of 4.50%. Base rate loans accrue interest at the specified base rate plus an applicable margin of 3.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the average utilization of the facility for the immediately preceding fiscal quarter.
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
The Credit Agreement and the Second Amendment contain certain affirmative and negative covenants customary for financings of this type that, among other things, limit our, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement and the Second Amendment contain a financial covenant that requires us to maintain Operating EBITDA of at least $135.0 million and the Primary Guarantor to maintain net asset value of at least $1,100.0 million. The Credit Agreement and the Second Amendment contain customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. We are in compliance with all financial covenants in the Nomura Credit Agreement as of December 31, 2022.
Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility is amortizing in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity on June 23, 2025. Quarterly installments from March 31, 2023 to March 31, 2025 are in the amount of $3.8 million per quarter.
As of December 31, 2022 and 2021, the outstanding balance on the Term Loan Facility and Incremental Facility was $287.0 million (net of unamortized debt issuance costs of $5.5 million) and $292.7 million (net of unamortized debt issuance costs of $7.4 million), respectively. Interest on the term loan during the years ended December 31, 2022 and 2021, was $21.3 million (including amortization of deferred debt issuance costs of $2.1 million) and $5.9 million (including amortization of deferred debt issuance costs of $0.8 million), respectively. The interest rate on the term loan as of December 31, 2022 and 2021 was 9.23% and 4.72%, respectively.
We had an outstanding balance of $74.7 million and $80.0 million under the Revolving Credit Facility as of December 31, 2022 and 2021, respectively. Interest on the revolving facility during the years ended December 31, 2022 and 2021 was $5.4 million (including unused commitment fees of $0.01 million and amortization of deferred financing costs of $0.6 million) and $1.9 million (including unused commitment fees of $0.08 million and amortization of deferred financing costs of $0.3 million), respectively. The interest rate on the revolving facility as of December 31, 2022 and 2021 was 9.23% and 4.67%, respectively.
Wells Fargo Credit Agreement
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to SOFR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $0.2 million, $0.4 million, and $0.6 million during the years ended December 31, 2022, 2021, and 2020, respectively. There is no outstanding balance on this credit facility as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were no open letters of credit outstanding. We are in compliance with all financial covenants in the asset based credit facility as of December 31, 2022.
BRPAC Credit Agreement
On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, UOL, and YMAX Corporation, Delaware corporations (collectively, the “Borrowers”), indirect wholly owned subsidiaries of ours, in the capacity as borrowers, entered into a credit agreement (the “BRPAC Credit Agreement”) with the Banc of California, N.A. in the capacity as agent (the “Agent”) and lender and with the other lenders party thereto (the “Closing Date Lenders”). Certain of the Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Credit Agreement and are parties to the BRPAC Credit Agreement in such capacity (collectively, the “Secured Guarantors”; and together with the Borrowers, the “Credit Parties”). In addition, we and B. Riley Principal Investments, LLC, the parent corporation of BRPAC and a subsidiary of ours, are guarantors of the obligations under the BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares outstanding membership interests of BRPAC are pledged as collateral.
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100.00% of the equity interests of the Credit Parties, (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec LTD., a limited company organized under the laws of Israel.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’ and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC

Credit Agreement. We are in compliance with all financial covenants in the BRPAC Credit Agreement as of December 31, 2022.
Through a series of amendments, including the most recent Fourth Amendment to the BRPAC Credit Agreement (the “Fourth Amendment”) on June 21, 2022, the Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders agreed to the following, among other things: (i) the Lenders agreed to make a new $75.0 million term loan to the Borrowers, the proceeds of which the Borrowers’ used to repay the outstanding principal amount of the existing terms loans and optional loans and will use for other general corporate purposes, (ii) a new applicable margin level of 3.50% was established as set forth from the date of the Fourth Amendment, (iii) Marconi Wireless was added to the Borrowers, (iv) the maturity date of the term loan was set to June 30, 2027, and (v) the Borrowers were permitted to make certain distributions to the parent company of the Borrowers.
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of December 31, 2022 and 2021, the interest rate on the BRPAC Credit Agreement was 7.65% and 3.17%, respectively.
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
As of December 31, 2022, and 2021, the outstanding balance on the term loan was $68.7 million (net of unamortized debt issuance costs of $0.7 million) and $53.7 million (net of unamortized debt issuance costs of $0.6 million), respectively. Interest expense on the term loan during the years ended December 31, 2022, 2021, and 2020, was $3.5 million (including amortization of deferred debt issuance costs of $0.3 million), $2.5 million (including amortization of deferred debt issuance costs of $0.3 million) and $2.4 million (including amortization of deferred debt issuance costs of $0.3 million), respectively.
Senior Note Offerings
During the years ended December 31, 2022 and 2021, the Company issued $111.8 million and $233.4 million, respectively, of senior notes with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. We filed a series of prospectus supplements with the SEC in respect of our offerings of these senior notes.
On November 15, 2022, we issued $60.0 million of senior notes due in May 2024 (“6.75% 2024 Notes”) pursuant to a prospectus supplement. Interest on the 6.75% 2024 Notes is payable quarterly at 6.75%. The 6.75% 2024 Notes are unsecured and due and payable in full on May 30, 2024. In connection with the issuance of the 6.75% 2024 Notes, we received net proceeds of $59.0 million (after underwriting commissions, fees and other issuance costs of $1.0 million)
As of December 31, 2022 and 2021, the total senior notes outstanding was $1,721.8 million (net of unamortized debt issue costs of $18.1 million) and $1,606.6 million (net of unamortized debt issue costs of $21.5 million) with a weighted average interest rate of 5.75% and 5.69%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $99.9 million and $81.5 million during the years ended December 31, 2022 and 2021, respectively.
The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”), supplementing the prospectus filed on August 11, 2021, the prospectus filed on April 6, 2021, and the prospectus filed on January 28, 2021. This program provides for the sale by us of up to $250.0 million of certain of our senior notes. As of December 31, 2022 and 2021, we had $69.5 million and $111.9 million, respectively, remaining availability under the January 2022 Sales Agreement.
Dividends
From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2022, and 2021, we paid cash dividends on our common stock of

$119.5 million, and $347.1 million, respectively. On February 22, 2023, the Company declared a regular quarterly dividend of $1.00 per share, which will be paid on or about March 23, 2023 to stockholders of record as of March 10, 2023. On October 28, 2021, the Board of Directors announced an increase to the regular quarterly dividend from $0.50 per share to $1.00 per share. While it is the Board’s current intention to make regular dividend payments of $1.00 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of our common stock dividend activity during the years ended December 31, 2022 and 2021 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
November 3, 2022	November 29, 2022	November 15, 2022	$1.000	$—	$1.000
July 28, 2022	August 23, 2022	August 11, 2022	1.000	—	1.000
April 28, 2022	May 20, 2022	May 11, 2022	1.000	—	1.000
February 23, 2022	March 23, 2022	March 9, 2022	1.000	—	1.000
October 28, 2021	November 23, 2021	November 9, 2021	1.000	3.000	4.000
July 29, 2021	August 26, 2021	August 13, 2021	0.500	1.500	2.000
May 3, 2021	May 28, 2021	May 17, 2021	0.500	2.500	3.000
February 25, 2021	March 24, 2021	March 10, 2021	0.500	3.000	3.500
Holders of Series A Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. As of December 31, 2022 and 2021, dividends in arrears in respect of the Depositary Shares were $0.8 million and $0.8 million, respectively. On January 9, 2023, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on January 31, 2023 to holders of record as of the close of business on January 20, 2023.
Holders of Series B Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference $25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. As of December 31, 2022 and 2021, dividends in arrears in respect of the Depositary Shares were $0.5 million and $0.5 million, respectively. On January 9, 2023, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on January 31, 2023 to holders of record as of the close of business on January 20, 2023.
A summary of our preferred stock dividend activity during the years ended December 31, 2022 and 2021 was as follows:

			Preferred Dividend per Depositary Share
Date Declared	Date Paid	Stockholder Record Date	Series A	Series B
October 10, 2022	October 31, 2022	October 21, 2022	$0.4296875	$0.4609375
July 7, 2022	July 29, 2022	July 19, 2022	0.4296875	0.4609375
April 7, 2022	April 29, 2022	April 19, 2022	0.4296875	0.4609375
January 10, 2022	January 31, 2022	January 21, 2022	0.4296875	0.4609375
October 6, 2021	November 1, 2021	October 21, 2021	0.4296875	0.4609375
July 8, 2021	August 2, 2021	July 21, 2021	0.4296875	0.4609375
April 5, 2021	April 30, 2021	April 20, 2021	0.4296875	0.4609375
January 11, 2021	January 29, 2021	January 21, 2021	0.4296875	0.4609375

Critical Accounting Policies and Estimates
Our financial statements and the notes thereto contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:
•it requires assumptions to be made that were uncertain at the time the estimate was made; and
•changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on results of operations or financial condition.
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
Our diversified financial platform is affected by a variety of factors including the continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, the possibility of recession or an economic downturn, Russia's invasion of Ukraine, and rising energy prices. These factors create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position, and cash flows may be materially adversely affected.
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
Revenues from contracts with customers in the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Communications segment, Consumer segment and the All Other category are primarily comprised of the following:
Capital Markets Segment - Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent. Fees from underwriting activities are recognized as revenues when the performance obligation for the services related to the underwriting transaction is satisfied under the terms of the engagement and is not subject to any other contingencies. Fees are also earned from financial advisory and consulting services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. The performance obligation for financial advisory services is satisfied over time as work progresses on the engagement and services are delivered to the client. The performance obligation for financial advisory services may also include success and performance-based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Generally, it is probable that the revenue recognized is no longer subject to significant reversal upon the closing of the investment banking transaction.
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
Revenues from other sources in the Capital Markets segment is primarily comprised of (i) interest income from loans receivable and securities lending activities, (ii) related net trading gains and losses from market making activities, the commitment of capital to facilitate customer orders, (iii) trading activities of equity and other securities for the Company’s account, and (iv) other income.
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
Other revenues include (i) net trading gains and losses from market making activities in our fixed income group, (ii) carried interest from our asset management recognized as earnings from financial assets within the scope of ASC 323 - Investments - Equity Method and Joint Ventures, and therefore will not be in the scope of ASC 606 - Revenue from Contracts with Customers. In accordance with ASC 323 - Investments - Equity Method and Joint Ventures, the Company records investment income based on the change in our proportionate claim on net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements, and (iii) other miscellaneous income.
Wealth Management segment - Fees from wealth management asset advisory services consist primarily of investment advisory fees that are recognized over the period the performance obligation for the services provided. Investment advisory and asset management fees are primarily comprised of fees for investment services and are generally based on the dollar amount of the assets being managed. Investment advisory fee revenues as a principal registered investment advisor (“RIA”) are recognized on a gross basis. Asset management fee revenues as an agent are recognized on a net basis.
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
Financial Consulting Segment – Revenues in the Financial Consulting segment are primarily comprised of fees earned from providing bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services. Fees earned from bankruptcy, financial advisory, forensic accounting and real estate consulting services are rendered to clients over time as work progresses on the engagement and services are delivered to the client. Fees may also include success and performance-based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Revenues for valuation and appraisal services are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the report to the customer. Revenues in the Financial Consulting segment also include contractual reimbursable costs.
Communications Segment – Revenues in the Communications segment are primarily comprised of subscription services revenues which consist of fees charged to United Online pay accounts; revenues from the sale of the magicJack access rights; revenues from access rights renewals and mobile apps; prepaid minutes revenues; revenues from access and wholesale charges; service revenue from unified communication as a service (“UCaaS”) hosting services; and revenues from mobile phone voice, text, and data services. Products revenues consist of revenues from the sale of magicJack, mobile phone, and mobile broadband service devices, including the related shipping and handling and installation fees, if applicable. This segment’s revenues also include advertising revenues which consist primarily of amounts from the Company’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met.
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
Product revenues for hardware and shipping are recognized at the time of delivery. Revenues from sales of devices and services represent revenues recognized from sales of the magicJack devices to retailers or direct to customers, net of returns, and rights to access the Company’s servers over the period associated with the access right period, and from sales of mobile phones and voice, text, and data services. The transaction price for devices is allocated between equipment and service based on stand-alone selling prices. Revenues allocated to devices are recognized upon delivery (when control transfers to the customer), and service revenue is recognized ratably over the service term. The Company estimates the return of magicJack device direct sales as part of the transaction price using a six month rolling average of historical returns.
Consumer Segment – Revenues in the Consumer segment primarily consists of the global sales of notebook computer carrying cases and computer accessories; licensing revenues from various licensing agreements that provide revenue based on guaranteed minimum royalty amounts and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales.
Global sales of consumer goods to customers are subject to contracts that contain a single performance obligation and revenue is recognized at a point in time when control of the product transfers to the customer which is generally upon product shipment. Customers consist primarily of equipment manufacturers, distributors (servicing resellers and corporate end-customers), and retailers. Generally, the terms of the contracts for the sale of global goods do not allow for a right of return except for matters related to products with defects or damages.
Licensing revenues include guaranteed minimum royalty amounts that are recognized as revenue on a straight-line basis over the contract term. Royalty payments exceeding the guaranteed minimum amounts in a specific contract year are recognized only subsequent to when the guaranteed minimum amount has been achieved. Other licensing fees are recognized at a point in time once the performance obligations have been satisfied. Payments received as consideration for the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue when earned. Royalty revenue is not recognized unless collectability is probable.
All Other - Revenue from the All Other category come from a regional environmental services business in the New York metropolitan area and a landscaping business in the southeast United States. Revenue is recognized when the customer obtains control of the good or the service is provided.
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
Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. The Codification requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates six reporting units, which are the same as its reporting segments described in Note 24 to the consolidated financial statements. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.
When testing goodwill for impairment, in accordance with ASC 350, the Company made an assessment of qualitative factors on goodwill and other intangible assets and concluded that a positive assertion could be made that it is more likely than not that the fair value of the reporting units exceeded their carrying values. In performing the analysis, qualitative factors indicated that it could be more likely than not that the carrying value of goodwill in the Wealth Management segment could be impaired as a result of the segment loss incurred during the year ended December 31, 2022. The Company performed a quantitative goodwill impairment test for its Wealth Management segment and determined the fair value of this reporting segment using the market approach and income approach exceeded the carrying value of goodwill. The Company concluded there was no impairment of goodwill in the Wealth Management segment. No impairments of goodwill were identified during the years ended December 31, 2022 and 2021.
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
Fair Value Measurements. The Company records loans receivable, securities and other investments owned, securities sold not yet purchased, and mandatorily redeemable noncontrolling interests that were issued after November 5, 2003 at fair value with fair value determined in accordance with the Codification. Our mandatorily redeemable noncontrolling interests are measured at fair value on a recurring basis and are categorized using the three levels of fair value hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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
The carrying amounts reported in the consolidated financial statements for cash, restricted cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the notes payable (including credit lines used to finance liquidation engagements), long-term debt and capital lease obligations approximate fair value because the contractual interest rates or effective yields of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.
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
Recent Accounting Standards
See Note 3(ac) to the accompanying financial statements for recent accounting standards we have not yet adopted and recently adopted.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We periodically use derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of

December 31, 2022, no forward exchange contracts were outstanding. As of December 31, 2021, €6.0 million forward exchange contracts were outstanding.
The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The forward exchange contracts had a net gain of $0.1 million and net gain of $1.1 million during the years ended December 31, 2022 and 2021, respectively. This amount is reported as a component of selling, general and administrative expenses in the consolidated statements of operations.
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
Interest Rate Risk
Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at floating rates of interest. In our portfolio of securities owned we invest in loans receivable that primarily bear interest at a floating rate of interest. If floating rates of interest had increased by 1% during the year ended December 31, 2022, the rate increase would have resulted in an increase in interest expense of $4.2 million.
The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through December 31, 2022 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $101.9 million and $50.5 million during the years ended December 31, 2022 and 2021, respectively, or 9.4% and 3.3% of our total revenues of $1,080.7 million and $1,554.7 million during the years ended December 31, 2022 and 2021, respectively. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our consolidated statements of operations, amounted to a gain of $2.2 million and gain of $1.3 million during the years ended December 31, 2022 and 2021, respectively. We may be exposed to foreign currency risk; however, our operating results during the years ended December 31, 2022 and 2021 included $101.9 million and $50.5 million of revenues and $55.0 million and $42.8 million of operating expenses, respectively, from our foreign subsidiaries and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $5.9 million and $0.7 million change in our operating income during the years ended December 31, 2022 and 2021, respectively.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is submitted as a separate section beginning on page 91 of this Annual Report on Form 10-K (the “Financial Statements”).

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
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of December 31, 2022 our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described in the Report of Management on Internal Control over Financial Reporting.

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2022, we acquired Targus Cayman Holdco Limited (“Targus”), Atlantic Coast Fibers, LLC (“ACR”), BullsEye Telecom (“BullsEye”) and Lingo Management, LLC (“Lingo”). We are in the process of integrating these acquisitions and will be conducting an evaluation of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. Excluding the above mentioned acquisitions, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.
Management has excluded from its assessment of internal controls over financial reporting as of December 31, 2022 the internal control over financial reporting of the Targus, ACR, BullsEye, and Lingo and their subsidiaries. These acquisitions’ total assets and total revenues represents 6.6% and 18.3%, respectively, of our related consolidated financial statements amounts as of and for the year ended December 31, 2022.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded there is a material weakness in internal controls over financial reporting as December 31, 2022, related to:

•The Company identified a material weakness relating to the operating effectiveness of management's review controls over key assumptions that are utilized to determine the fair value of intangible assets for new acquisitions and the fair value of reporting units in the Company’s assessment of goodwill impairment.

•The Company identified a material weakness relating to the operating effectiveness of management's review controls over the income tax provision such that management's review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in the consolidated statements.

•The Company identified a material weakness relating to the operating effectiveness of management’s review controls over the presentation and classification of dividend income and realized and unrealized gains (losses) on certain equity securities.

Remediation
The Company’s material weaknesses relating to the operating effectiveness of management's review controls over key assumptions that are utilized to determine the fair value of intangible assets for new acquisitions and the fair value of reporting units and management’s review controls over the income tax provision described above did not result in a material adjustment to the Company’s consolidated financial statements. The Company’s material weakness for presentation and classification of dividend income and realized and unrealized gains (losses) on certain equity securities resulted in the correction to reclassify certain revenue amounts to other income in the consolidated statement of operations and did not result in changes to the balance sheet, statement of equity, statement of cash flows, net income (loss) or earnings per share as previously reported.
Management continues to implement measures designed to ensure that the control deficiency contributing to the material weakness is remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions include the enhancement of control activity evidence, improvement of the precision level of management review controls, and reclassification of dividend income and realized and unrealized gains (losses) on certain equity securities.
We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2023.
Our independent registered public accounting firm, Marcum LLP, has audited the consolidated financial statements and has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K.
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 11. EXECUTIVE COMPENSATION
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements. The Company’s Consolidated Financial Statements required to be filed in the Annual Report on the Form 10-K and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements and the effectiveness of internal control over financial reporting of the Company, are hereby filed as part of this report, beginning on page 91.
2.Financial Statement Schedules. Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.
(b)Exhibits and Index to Exhibits, below.
(c) Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015.	10-Q	3.1	8/3/2018

3.2	Amended and Restated Bylaws, dated as of November 6, 2014.	10-Q	3.6	11/6/2014

3.3	Amendment to Amended and Restated Bylaws of B. Riley Financial, Inc., dated April 3, 2019.	8-K	3.1	4/9/2019

3.4	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	10/7/2019

3.5	Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	9/4/2020

4.1	Form of common stock certificate.	10-K	4.1	3/30/2015

4.2	Base Indenture, dated as of November 2, 2016, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	11/2/2016

4.3	Second Supplemental Indenture, dated as of May 31, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/31/2017

4.4	Form of 7.50% Senior Note due 2027 (included in Exhibit 4.3).	8-K	4.1	5/31/2017

4.5	Third Supplemental Indenture, dated as of December 13, 2017, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	12/13/2017

4.6	Form of 7.25% Senior Note due 2027 (included in Exhibit 4.5).	8-K	4.1	12/13/2017

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

4.7	Fourth Supplemental Indenture, dated as of May 17, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	5/17/2018

4.8	Form of 7.375% Senior Note due 2023 (included in Exhibit 4.7).	8-K	4.2	5/17/2018

4.9	Fifth Supplemental Indenture, dated as of September 11, 2018, by and between the registrant and U.S. Bank National Association, as Trustee.	8-K	4.1	9/11/2018

4.10	Form of 6.875% Senior Note due 2023 (included in Exhibit 4.9).	8-K	4.2	9/11/2018

4.11	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	4.3	9/23/2019

4.12	Form of 6.50% Senior Note due 2026 (included in Exhibit 4.11).	8-K	4.4	9/23/2019

4.13	Deposit Agreement, dated October 7, 2019, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 6.875% Series A Cumulative Perpetual Preferred Stock.	8-K	4.1	10/7/2019

4.14	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	10/7/2019

4.15	Form of Depositary Receipt.	8-K	4.3	10/7/2019

4.16	Third Supplemental Indenture, dated as of February 12, 2020, by and between the Company and The Bank of New York Mellon Trust Company National Association, as Trustee.	8-K	4.4	2/12/2020

4.17	Form of 6.375% Senior Note due 2025 (included in Exhibit 4.16).	8-K	4.4	2/12/2020

4.18	Deposit Agreement, dated September 4, 2020, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 7.375% Series B Cumulative Perpetual Preferred Stock	8-K	4.1	9/4/2020

4.19	Form of Specimen certificate representing the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	9/4/2020

4.20	Form of Depositary Receipt.	8-K	4.3	9/4/2020

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

4.21	Fourth Supplemental Indenture, dated as of January 25, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.5	1/25/2021

4.22	Form of 6.00% Senior Note due 2028	8-K	4.6	1/25/2021

4.23	Fifth Supplemental Indenture, dated as of March 29, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.6	3/29/2021

4.24	Form of 5.50% Senior Note due 2026	8-K	4.7	3/29/2021

4.25	Sixth Supplemental Indenture, dated as of August 6, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.7	8/6/2021

4.26	Form of 5.25% Senior Note due 2028	8-K	4.8	8/6/2021

4.27	Seventh Supplemental Indenture, dated as of December 3, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	12/3/2021

4.28	Form of 5.00% Senior Note due 2026	8-K	4.9	12/3/2021

4.29*	Description of Registered Securities

10.1	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC).	10-Q	10.8	8/31/2009

10.2	Escrow Agreement, dated as of July 31, 2009, by and among Alternative Asset Management Acquisition Corp., the registrant, Andrew Gumaer, as the Member Representative, and Continental Stock Transfer & Trust Company.	8-K	10.6	8/6/2009

10.3#	Form of Director and Officer Indemnification Agreement.	8-K	10.11	8/6/2009

10.4	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC.	8-K	10.1	5/26/2011

10.5	Second Amended and Restated Credit Agreement, dated as of July 15, 2013, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	8-K	10.1	7/19/2013

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.6	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association.	8-K	10.2	7/19/2013

10.7	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited.	8-K	10.1	3/25/2014

10.8	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association.	8-K	10.2	3/25/2014

10.9	First Amendment to Credit Agreement and Limited Consent and Waiver, dated as of May 28, 2014, by and among Wells Fargo Bank, National Association, Great American Group WF, LLC, Great American Group, Inc. and Great American Group, LLC.	10-Q	10.8	8/14/2014

10.10	Third Amendment to Credit Agreement, dated as of February 5, 2015, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association.	10-Q	10.7	5/7/2015

10.11	Fourth Amendment to Credit Agreement, dated as of February 19, 2015, by and between Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.8	5/7/2015

10.12#	Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.1	8/11/2015

10.13#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement.	10-Q	10.2	8/11/2015

10.14#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement.	10-Q	10.3	8/11/2015

10.15#	B. Riley Financial, Inc. Management Bonus Plan.	8-K	10.1	8/18/2015

10.16	Fifth Amendment to Credit Agreement, dated June 10, 2016, by and among Great American Group WF, LLC, GA Retail, Inc. and Wells Fargo Bank, National Association.	10-Q	10.1	8/5/2016

10.17	Sixth Amendment and Joinder under Credit Facility among Great American Group WF, LLC and Wells Fargo Bank, National Association as Lender October 5, 2016.	10-Q	10.1	11/14/2016

10.18	Seventh Amendment to Credit Agreement, dated as of April 21, 2017, by and among Great American Group WF, LLC, GA Retail, Inc., GA Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada.	8-K	10.1	4/27/2017

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.19	Warrant Agreement, dated as of July 3, 2017, by and between the registrant and Continental Stock Transfer & Trust Company.	8-K	10.1	7/5/2017

10.20#	Registration Rights Agreement, dated as of July 3, 2017, by and among the registrant and the persons listed on the signature pages thereto.	8-K	10.4	7/5/2017

10.21#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.1	1/5/2018

10.22#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Thomas J. Kelleher.	8-K	10.2	1/5/2018

10.23#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Phillip J. Ahn.	8-K	10.4	1/5/2018

10.24#	Employment Agreement, dated as of January 1, 2018, by and between the registrant and Alan N. Forman.	10-K	10.42	3/14/2018

10.25	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among the registrant, bebe stores, inc. and The Manny Mashouf Living Trust.	8-K	10.1	1/16/2018

10.26#	Employment Agreement, dated as of July 10, 2018, by and between the registrant and Kenneth M. Young.	8-K	10.1	7/16/2018

10.27#	Employment Agreement, dated as of July 10, 2018, by and between B. Riley FBR, Inc. and Andrew Moore.	8-K	10.2	7/16/2018

10.28#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Bryant R. Riley.	8-K	10.3	7/16/2018

10.29#	Amendment No. 1 to Employment Agreement, dated as of July 10, 2018, by and between the registrant and Thomas Kelleher.	8-K	10.4	7/16/2018

10.30#	2018 Employee Stock Purchase Plan.	8-K	10.1	7/31/2018

10.31	Credit Agreement, dated December 19, 2018.	8-K	10.1	12/27/2018

10.32	First Amendment to Credit Agreement and Joinder, dated February 1, 2019	8-K	10.2	2/7/2019

10.33	Second Amendment to Credit Agreement, dated December 31, 2020	8-K	10.1	1/6/2021

10.34	Security and Pledge Agreement, dated December 19, 2018.	8-K	10.2	12/27/2018

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.35	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated December 19, 2018.	8-K	10.3	12/27/2018

10.36	Unconditional Guaranty by the registrant, dated December 19, 2018.	8-K	10.3	12/27/2018

10.37#	Amendment to Amended and Restated 2009 Stock Incentive Plan.	10-Q	10.4	11/1/2019

10.38	Form of Restricted Stock Unit Award Agreement (Time-Vesting) under the B. Riley Financial, Inc. 2021 Stock Incentive Plan.	8-K	10.01	5/28/2021

10.39	B. Riley Financial, Inc. 2021 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement, dated April 20, 2021 filed with the Securities and Exchange Commission.	8-K	10.01	6/3/2021

10.40	Credit agreement, dated June 23, 2021, among B. Riley Financial, Inc., BR Financial Holdings, LLC, BR Advisory & Investments, LLC, each of the lenders from time to time parties thereto, Nomura Corporate Funding Americas, LLC, and Wells Fargo Bank, N.A.	8-K	10.1	6/25/2021

10.41	Master Receivables Purchase Agreement, dated as of December 20, 2021, between B. Riley Receivables, LLC and W.S. Badcock Corporation	8-K	10.1	12/22/2021

10.42	Servicing Agreement, dated as of December 20, 2021, between B. Riley Receivables, LLC and W.S. Badcock Corporation	8-K	10.2	12/22/2021

10.43	Form of Director and Officer Indemnification Agreement	8-K	10.3	12/22/2021

10.44	Third Amendment to Credit Agreement, dated as of December 16, 2021.	10-K	10.44	2/25/2022

10.45	Second Incremental Amendment to Credit Agreement, dated as of December 17, 2021.	10-K	10.45	2/25/2022

10.46#	PRSU Grant Agreement	10-K	10.46	2/25/2022

10.47	Third Amended and Restated Credit Agreement, dated as of April 20, 2022, by and among B. Riley Retail Solutions WF, LLC, B. Riley Retail, Inc., B. Riley Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada	8-K	10.1	4/25/2022

10.48	Fourth Amendment to Credit Agreement, dated as of June 21, 2022	10-Q	10.1	7/29/2022

14.1	B. Riley – Code of Business Conduct and Ethics_022321	8-K	14.1	3/01/2021

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

21.1*	Subsidiary List

23.1*	Consent of Marcum LLP

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________________________
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

B. Riley Financial, Inc.

Date: March 15, 2023	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Co-Chief Executive Officer Chairman of the Board	March 15, 2023
(Bryant R. Riley)	(Principal Executive Officer)

/s/ THOMAS J. KELLEHER	Co-Chief Executive Officer Director	March 15, 2023
(Thomas J. Kelleher)

/s/ PHILLIP J. AHN	Chief Financial Officer Chief Operating Officer	March 15, 2023
(Phillip J. Ahn)	(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2023
(Howard E. Weitzman)

/s/ ROBERT L. ANTIN	Director	March 15, 2023
(Robert L. Antin)

/s/ ROBERT D’AGOSTINO	Director	March 15, 2023
(Robert D’Agostino)

/s/ TAMMY BRANDT	Director	March 15, 2023
(Tammy Brandt)

/s/ RENÉE E. LABRAN	Director	March 15, 2023
(Renée E. LaBran)

/s/ RANDALL E. PAULSON	Director	March 15, 2023
(Randall E. Paulson)

/s/ MICHAEL J. SHELDON	Director	March 15, 2023
(Michael J. Sheldon)

/s/ MIMI K. WALTERS	Director	March 15, 2023
(Mimi K. Walters)

B. RILEY FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
B. Riley Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 15, 2023, and expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company has restated its financial statements for the years ended December 31, 2021 and 2020 to correct misstatements.

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

Accounting for acquisition of Intangible Assets in Business Combinations

Description of the Matter

As discussed in Note 4 of the financial statements, the Company completed acquisitions of several entities. These transactions were accounted for as business combinations and the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The acquired intangible assets included approximately $137 million in customer relationships, $16 million in internally developed software and other intangibles and $52 million in trademarks and tradenames. The significant assumptions used to estimate the fair value of the intangible assets included future operating performance and projected cash flows, growth rates, attrition rates, royalty rates and discount rates.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Obtained an understanding, evaluated the design and implementation, and tested the operating effectiveness of controls over the Company’s accounting for acquisitions, including the valuation of identifiable intangible assets. We considered the material weakness relating to management’s review controls in determining the nature, timing and extent of audit tests applied in our audit.
•Evaluated the Company's selection of the valuation methodologies and significant assumptions used by the Company in the valuation of the intangible assets, and the reasonableness of significant assumptions and estimates.
•Involved firm employed valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.
•Evaluated the assumptions utilized in the prospective financial information included in the fair value estimates.
•Tested the mathematical accuracy of the models used to determine the fair values of assets acquired.

Valuation of Level 3 Investments

Description of the Matter

The Company estimates the fair value of Level 3 investments, which includes equity securities and loans receivable. At December 31, 2022, the Company reported equity securities and loans receivable of approximately $368 million and $702 million, respectively.

Management uses judgment to determine the significant assumptions and valuation methodologies used in valuation models to record financial assets at their fair value using Level 3 inputs. These Level 3 inputs are unobservable, supported by little or no market activity, and are significant to the fair value of Level 3 investments. Evaluating management’s significant assumptions and valuation methodologies to determine the fair value of Level 3 investments was complex and required judgment, particularly when evaluating Level 3 inputs such as discount rates, projected EBITDA, multiples of EBITDA, multiples of sales, market price of related securities, market interest rates and expected annualized volatility rates. These significant assumptions are affected by expectations about future economic and industry factors as well as estimates of the investee’s future growth.

How We Addressed the Matter in Our Audit

Our audit procedures related to the valuation of Level 3 investments to address this critical audit matter included the following:

•We obtained an understanding of the control environment, evaluating the design effectiveness, and testing the operating effectiveness of controls over the Company’s process to determine significant assumptions and valuation methodologies used in valuation models to record financial assets at their fair value.
•With the assistance of firm employed valuation specialists, we evaluated the reasonableness of significant assumptions and valuation methodologies, and tested Level 3 inputs for reasonableness.
•Tested the mathematical accuracy of the valuation models used to determine the fair values of Level 3 investments.

/s/ Marcum LLP

We have served as the Company’s auditor since 2009.

Melville, NY
March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and Board of Directors of
B. Riley Financial, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited B. Riley Financial, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in the “Report of Management on Internal Control over Financial Reporting”:

•The Company has a material weakness relating to the operating effectiveness of management's review controls over key assumptions that are utilized to determine the fair value of intangible assets for new acquisitions and the fair value of reporting units in the Company’s assessment of goodwill impairment.

•The Company has a material weakness relating to the operating effectiveness of management's review controls over the income tax provision.

•The Company has a material weakness relating to the operating effectiveness of management’s review controls over the presentation and classification of dividend income and realized and unrealized gains (losses) on certain equity securities. This resulted in a restatement of previously issued financial statements as discussed in Note 2 of the consolidated financial statements.

The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit for the year ended December 31, 2022 of the consolidated financial statements, and this report does not affect our report dated March 15, 2023 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows and the related notes for each of the three years in the period ended December 31, 2022 of the Company, and our report dated March 15, 2023 expressed an unqualified opinion on those consolidated financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded Targus Cayman Holdco Limited, Atlantic Coast Fibers, LLC, BullsEye Telecom, and Lingo Management, LLC and their subsidiaries (“acquired entities”), from its assessment of internal control over financial reporting as of December 31, 2022 because these entities were acquired by the Company in purchase business combinations during 2022. We have also excluded the acquired entities from our audit of internal control over financial reporting. These acquired entities’ combined total assets and total revenues represent approximately 6.6% and 18.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Melville, NY
March 15, 2023

PART IV. FINANCIAL INFORMATION
Item 15. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except par value)

	December 31, 2022	December 31, 2021
Assets:
Assets:
Cash and cash equivalents	$268,618	$278,933
Restricted cash	2,308	927
Due from clearing brokers	48,737	29,657
Securities and other investments owned, at fair value	1,129,268	1,532,095
Securities borrowed	2,343,327	2,090,966
Accounts receivable, net	149,110	49,673
Due from related parties	1,081	2,074
Loans receivable, at fair value (includes $98,729 and $167,744 from related parties as of December 31, 2022 and 2021, respectively)	701,652	873,186
Prepaid expenses and other assets	460,696	463,502
Operating lease right-of-use assets	88,593	56,969
Property and equipment, net	27,141	12,870
Goodwill	512,595	250,568
Other intangible assets, net	374,098	207,651
Deferred income taxes	3,978	2,848
Total assets	$6,111,202	$5,851,919

Liabilities and Equity
Liabilities:
Accounts payable	$81,384	$6,326
Accrued expenses and other liabilities	322,974	343,750
Deferred revenue	85,441	69,507
Deferred income taxes	29,548	93,055
Due to related parties and partners	2,210	—
Due to clearing brokers	19,307	69,398
Securities sold not yet purchased	5,897	28,623
Securities loaned	2,334,031	2,088,685
Operating lease liabilities	99,124	69,072
Notes payable	25,263	357
Revolving credit facility	127,678	80,000
Term loans, net	572,079	346,385
Senior notes payable, net	1,721,751	1,606,560
Total liabilities	5,426,687	4,801,718

Commitments and contingencies (Note 19)
Redeemable noncontrolling interests in equity of subsidiaries	178,622	345,000

B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,545 and 4,512 shares issued and outstanding as of December 31, 2022 and 2021, respectively; liquidation preference of $113,615 and $112,790 as of December 31, 2022 and 2021, respectively.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,523,764 and 27,591,028 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	3	3
Additional paid-in capital	494,201	413,486
(Accumulated deficit) retained earnings	(45,220)	248,862
Accumulated other comprehensive loss	(2,470)	(1,080)
Total B. Riley Financial, Inc. stockholders’ equity	446,514	661,271
Noncontrolling interests	59,379	43,930
Total equity	505,893	705,201
Total liabilities and equity	$6,111,202	$5,851,919
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
		(As Restated)	(As Restated)
Revenues:
Services and fees	$895,623	$1,153,225	$645,906
Trading (loss) income and fair value adjustments on loans	(202,628)	220,545	56,677
Interest income - Loans and securities lending	245,400	122,723	102,499
Sale of goods	142,275	58,205	29,135
Total revenues	1,080,670	1,554,698	834,217

Operating expenses:
Direct cost of services	142,455	54,390	60,451
Cost of goods sold	78,647	26,953	12,460
Selling, general and administrative expenses	714,614	906,196	428,537
Restructuring charge	9,011	—	1,557
Impairment of tradenames	—	—	12,500
Interest expense - Securities lending and loan participations sold	66,495	52,631	42,451
Total operating expenses	1,011,222	1,040,170	557,956
Operating income	69,448	514,528	276,261

Other income (expense):
Interest income	2,735	229	564
Dividend income	35,874	19,732	21,163
Realized and unrealized gains (losses) on investments	(201,079)	166,131	47,341
Change in fair value of financial instruments and other	10,188	3,796	—
Income (loss) from equity method investments	3,570	2,801	(623)
Interest expense	(141,186)	(92,455)	(65,249)
(Loss) income before income taxes	(220,450)	614,762	279,457
Benefit from (provision for) income taxes	63,856	(163,960)	(75,440)
Net (loss) income	(156,594)	450,802	204,017
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	3,235	5,748	(1,131)
Net (loss) income attributable to B. Riley Financial, Inc.	(159,829)	445,054	205,148
Preferred stock dividends	8,008	7,457	4,710
Net (loss) income available to common shareholders	$(167,837)	$437,597	$200,438

Basic (loss) income per common share	$(5.95)	$15.99	$7.83
Diluted (loss) income per common share	$(5.95)	$15.09	$7.56

Weighted average basic common shares outstanding	28,188,530	27,366,292	25,607,278
Weighted average diluted common shares outstanding	28,188,530	29,005,602	26,508,397
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(156,594)	$450,802	$204,017
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(1,390)	(257)	1,165
Other comprehensive (loss) income, net of tax	(1,390)	(257)	1,165
Total comprehensive (loss) income	(157,984)	450,545	205,182
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	6,565	5,748	(1,131)
Comprehensive (loss) income attributable to B. Riley Financial, Inc.	$(164,549)	$444,797	$206,313
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	2,349	$—	26,972,332	$3	$323,109	$39,536	$(1,988)	$29,591	$390,251
Preferred stock issued	1,622	—	—	—	39,455	—	—	—	39,455
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	1,358,212	—	(22,578)	—	—	—	(22,578)
Common stock repurchased and retired	—	—	(2,552,748)	—	(48,248)	—	—	—	(48,248)
Share based payments	—	—	—	—	18,588	—	—	—	18,588
Dividends on common stock ($1.325 per share)	—	—	—	—	—	(36,894)	—	—	(36,894)
Dividends on preferred stock	—	—	—	—	—	(4,710)	—	—	(4,710)
Net income (loss)	—	—	—	—	—	205,148	—	(1,131)	204,017
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,690)	(2,690)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	604	604
Foreign currency translation adjustment	—	—	—	—	—	—	1,165	—	1,165
Balance, December 31, 2020	3,971	$—	25,777,796	$3	$310,326	$203,080	$(823)	$26,374	$538,960
Common stock issued, net of offering costs	—	—	1,413,045	—	64,713	—	—	—	64,713
Preferred stock issued	541	—	—	—	14,712	—	—	—	14,712
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	433,182	—	(9,620)	—	—	—	(9,620)
Common stock repurchased and retired	—	—	(44,650)	—	(2,656)	—	—	—	(2,656)
Warrants exercised	—	—	11,655	—	—	—	—	—	—
Share based payments	—	—	—	—	36,011	—	—	—	36,011
Dividends on common stock ($12.50 per share)	—	—	—	—	—	(373,633)	—	—	(373,633)
Dividends on preferred stock	—	—	—	—	—	(7,457)	—	—	(7,457)
Net income	—	—	—	—	—	445,054	—	5,748	450,802
Remeasurement of B. Riley Principal 150 and 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(18,182)	—	—	(18,182)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,497)	(15,497)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	13,680	13,680
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	13,625	13,625
Other comprehensive loss	—	—	—	—	—	—	(257)	—	(257)
Balance, December 31, 2021	4,512	$—	$27,591,028	$3	$413,486	$248,862	$(1,080)	$43,930	$705,201
Preferred stock issued	33	—	—	—	874	—	—	—	874
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	583,624	—	(10,271)	—	—	—	(10,271)
Common stock repurchased and retired	—	—	(183,257)	—	(6,516)	—	—	—	(6,516)
Shares issued for acquisitions	—	—	532,369	—	35,648	—	—	—	35,648
Share based payments	—	—	—	—	60,890	—	—	—	60,890
Share based payments in equity of subsidiary	—	—	—	—	125	—	—	—	125
Vesting of shares in equity of subsidiary	—	—	—	—	(35)	—	—	35	—
Dividends on common stock ($4.00 per share)	—	—	—	—	—	(124,891)	—	—	(124,891)
Dividends on preferred stock	—	—	—	—	—	(8,008)	—	—	(8,008)
Net (loss) income	—	—	—	—	—	(159,829)	—	5,803	(154,026)
Remeasurement of B. Riley Principal 150 and 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(1,354)	—	—	(1,354)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,731)	(11,731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	21,160	21,160
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	182	182
Other comprehensive loss	—	—	—	—	—	—	(1,390)	—	(1,390)
Balance, December 31, 2022	4,545	$—	28,523,764	$3	$494,201	$(45,220)	$(2,470)	$59,379	$505,893

The accompanying notes are an integral part of these consolidated financial statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(156,594)	$450,802	$204,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,969	25,871	19,369
Provision for doubtful accounts	4,214	1,453	3,385
Share-based compensation	61,140	36,011	18,588
Fair value adjustments	34,871	(7,562)	21,954
Non-cash interest and other	(3,204)	(22,322)	(16,810)
Effect of foreign currency on operations	754	127	(460)
(Income) loss from equity method investments	(3,570)	(2,801)	623
Dividends from equity method investments	4,038	2,136	1,343
Deferred income taxes	(80,431)	61,770	61,619
Impairment of leaseholds and intangibles, lease loss accrual, and gain (loss) on disposal of fixed assets	4,922	(137)	14,107
Change in fair value of financial instruments and other	—	(6,509)	—
(Gain) loss on extinguishment of debt	(1,102)	6,131	(1,556)
Gain on equity method investment	(6,790)	(3,544)	—
De-consolidation of BRPM 150	(8,294)	—	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	1,119	857	1,230
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	(69,172)	40,628	30,401
Securities and other investments owned	390,635	(581,785)	(331,759)
Securities borrowed	(252,361)	(1,325,509)	48,873
Accounts receivable and advances against customer contracts	6,599	(715)	18,776
Prepaid expenses and other assets	(54,273)	(3,737)	10,135
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(141,328)	37,798	31,301
Amounts due to/from related parties and partners	3,925	(1,415)	3,423
Securities sold, not yet purchased	(22,726)	18,011	(31,715)
Deferred revenue	8,966	(3,540)	1,530
Securities loaned	245,346	1,328,875	(50,685)
Net cash provided by operating activities	6,653	50,894	57,689
Cash flows from investing activities:
Purchases of loans receivable	(503,146)	(738,909)	(207,466)
Repayments of loans receivable	574,854	172,119	90,083
Sale of loan receivable to related party	—	—	1,800
Proceeds from loan participations sold	—	—	6,900
Repayment of loan participations sold	—	(15,216)	(2,233)
Acquisition of businesses, net of $50,733 and $34,942 cash acquired in 2022 and 2021, respectfully	(261,693)	(28,254)	(1,500)

	Year Ended December 31,
	2022	2021	2020
Purchases of property, equipment and intangible assets	(3,918)	(676)	(2,045)
Proceeds from sale of property, equipment and intangible assets	2	14	1
Funds received from trust account of subsidiary	172,584	—	320,500
Investment of subsidiaries initial public offering proceeds into trust account	—	(345,000)	(176,750)
Purchases of equity method investments	(10,974)	(612)	(7,500)
Net cash (used in) provided by investing activities	(32,291)	(956,534)	21,790
Cash flows from financing activities:
Proceeds from revolving line of credit, net	64,878	80,000	—
Repayment of revolving line of credit	(17,200)	—	—
Repayment of asset based credit facility	—	—	(37,096)
Repayment of notes payable	(530)	(37,610)	(357)
Payment of participating note payable and contingent consideration	—	(3,714)	(4,250)
Proceeds from term loan	324,200	300,000	75,000
Repayment of term loan	(96,228)	(20,684)	(67,266)
Proceeds from issuance of senior notes	51,601	1,249,083	186,796
Redemption of senior notes	—	(507,348)	(1,829)
Payment of debt issuance and offering costs	(8,222)	(33,377)	(9,845)
Payment for contingent consideration	(1,776)	—	—
ESPP and payment of employment taxes on vesting of restricted stock	(10,286)	(9,620)	(22,578)
Common dividends paid	(119,454)	(347,135)	(38,792)
Preferred dividends paid	(8,008)	(7,457)	(4,710)
Repurchase of common stock	(6,516)	(2,656)	(48,248)
Distribution to noncontrolling interests	(4,208)	(16,542)	(3,826)
Contributions from noncontrolling interests	21,096	13,680	604
Redemption of subsidiary temporary equity and distributions	(172,584)	—	(318,750)
Proceeds from initial public offering of subsidiaries	—	345,000	175,000
Proceeds from offering common stock	—	64,713	—
Proceeds from offering preferred stock	874	14,712	39,455
Net cash provided by (used in) financing activities	17,637	1,081,045	(80,692)
(Decrease) increase in cash, cash equivalents and restricted cash	(8,001)	175,405	(1,213)
Effect of foreign currency on cash, cash equivalents and restricted cash	(933)	(382)	1,311
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,934)	175,023	98
Cash, cash equivalents and restricted cash, beginning of year	279,860	104,837	104,739
Cash, cash equivalents and restricted cash, end of year	$270,926	$279,860	$104,837

Supplemental disclosures:
Interest paid	$193,387	$138,369	$98,595
Taxes paid	$49,357	$88,153	$2,368
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS
B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking, brokerage, wealth management, asset management, direct lending, business advisory, valuation, and asset disposition services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals. The Company also has a portfolio of communication related businesses that provide consumer Internet access and cloud communication services and consumer related businesses that consist of a brands portfolio, which provides licensing of trademarks and brand investments, and Targus Cayman Holdco Limited (“Targus”), which designs and sells laptop and computer accessories.
The Company operates in six reportable operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate and high-net-worth clients; (iii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iv) Financial Consulting, through which the Company provides bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services; (v) Communications, through which the Company provides consumer Internet access and related subscription services, cloud communication services, and mobile phone voice, text, and data services and devices; (vi) Consumer, including brands, which generates revenue through the licensing of trademarks, and Targus, which generates revenue through sales of laptop and computer accessories.
During the fourth quarter of 2022, the Company realigned its segment reporting structure to reflect organizational changes from recent acquisitions and the manner in which capital is allocated. The Consumer segment includes the previously reported Brands segment and Targus, which the Company acquired in the fourth quarter of 2022. The Company has also re-aligned its previously reported Principal Investments - Communications and Other segment into the Communications segment and the All Other category that is reported with Corporate and Other.
On October 18, 2022, the Company acquired all of the issued and outstanding shares of Targus in a transaction pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). The purchase price consideration totaled $247,546, which consisted of $112,686 in cash, $54,000 in seller financing, $59,016 in 6.75% senior notes due 2024, $15,328 in shares of the Company's common stock and stock options, and $6,515 in deferred payments. In accordance with Accounting Standards Codification (“ASC”) 805, the Company used the acquisition method of accounting for this acquisition. Goodwill of $75,753 and other intangible assets of $89,000 were recorded as a result of the acquisition. The acquisition complements the Company's existing investments and offers potential growth to the Company's portfolio of steady-cash generative businesses. To finance part of this acquisition, on October 18, 2022, the Company's subsidiary, Tiger US Holdings, Inc., a Delaware corporation, among others, entered into a credit agreement with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28,000 term loan and a five-year $85,000 revolver loan.
On May 31, 2022, the Company converted $17,500 of a loan receivable with Lingo Management, LLC (“Lingo”) into equity and the Company's ownership interest in Lingo increased from 40% to 80%. This resulted in the consolidation of Lingo and the pre-existing equity method investment was remeasured at fair value resulting in the recognition of other income - realized and unrealized gains (losses) on investments in the amount of $6,790, which is included in trading (losses) income and fair value adjustments on loans in the consolidated statements of operations. Upon the consolidation of Lingo on May 31, 2022, the total fair value of the assets of Lingo was $116,500 and the fair value of the 20% noncontrolling interest was $8,021 and goodwill of $34,412 and other intangible assets of $63,000 were recorded in the accompanying consolidated balance sheet. On February 24, 2023, the Company acquired the remaining 20% ownership in Lingo, increasing the Company's ownership interest from 80% to 100%.
The Company also completed the acquisitions of BullsEye Telecom (“BullsEye”), FocalPoint Securities, LLC (“FocalPoint”), and Atlantic Coast Fibers, LLC (“ACR”) (and related businesses), and other immaterial business during the year ended December 31, 2022. In accordance with ASC 805, the Company used the acquisition method of accounting for these acquisitions, which were not material to our consolidated financial statements. The aggregate purchase price consideration consisted of $145,987 in cash, $20,320 in issuance of common stock of the Company, $52,969 in assumed debt and other consideration payable. The purchase price allocation consisted of $151,925 in goodwill, $52,860 in intangible assets, and $2,522 in net assets acquired. The results of operations of the acquisitions which were not material, have been included in our consolidated financial statements from the date of purchase.
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified a classification error of dividend income and realized and unrealized gains (losses) on certain investments within revenue. The following tables summarize the effects of the correction of the classification error on the Company’s restated consolidated statements of operations for the years ended December 31, 2021 and 2020. The classification error had no impact on the Company's consolidated balance sheet, consolidated statements of equity, cash flows, net income, or earnings per share.

The following tables present the corrections by financial statement line item within statement of operations for all periods presented:

	Year Ended December 31, 2021
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Statement of Operations
Revenues:
Services and fees	$1,172,957	$(19,732)	(a)	$1,153,225
Trading (loss) income and fair value adjustments on loans	386,676	(166,131)	(b)	220,545
Interest income - Loans and securities lending	122,723	—		122,723
Sale of goods	58,205	—		58,205
Total revenues	1,740,561	(185,863)		1,554,698

Operating expenses:
Direct cost of services	54,390	—		54,390
Cost of goods sold	26,953	—		26,953
Selling, general and administrative expenses	906,196	—		906,196
Interest expense - Securities lending and loan participations sold	52,631	—		52,631
Total operating expenses	1,040,170	—		1,040,170
Operating income (loss)	700,391	(185,863)		514,528

Other income (expense):
Interest income	229	—		229
Dividend income	—	19,732	(a)	19,732
Realized and unrealized gains (losses) on investments	—	166,131	(b)	166,131
Change in fair value of financial instruments and other	3,796	—		3,796
Income from equity method investments	2,801	—		2,801
Interest expense	(92,455)	—		(92,455)
Income before income taxes	614,762	—		614,762
Provision for income taxes	(163,960)	—		(163,960)
Net income	450,802	—		450,802
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	5,748	—		5,748
Net income attributable to B. Riley Financial, Inc.	445,054	—		445,054
Preferred stock dividends	7,457	—		7,457
Net income available to common shareholders	$437,597	$—		$437,597

Basic income per common share	$15.99			$15.99
Diluted income per common share	$15.09			$15.09

Weighted average basic common shares outstanding	27,366,292			27,366,292
Weighted average diluted common shares outstanding	29,005,602			29,005,602
(a) To reclassify dividends received from investments from Services and fees to Dividend income.
(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

	Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Statement of Operations
Revenues:
Services and fees	$667,069	$(21,163)	(a)	$645,906
Trading (loss) income and fair value adjustments on loans	104,018	(47,341)	(b)	56,677
Interest income - Loans and securities lending	102,499	—		102,499
Sale of goods	29,135	—		29,135
Total revenues	902,721	(68,504)		834,217

Operating expenses:
Direct cost of services	60,451	—		60,451
Cost of goods sold	12,460	—		12,460
Selling, general and administrative expenses	428,537	—		428,537
Restructuring charge	1,557	—		1,557
Impairment of tradenames	12,500	—		12,500
Interest expense - Securities lending and loan participations sold	42,451	—		42,451
Total operating expenses	557,956	—		557,956
Operating income (loss)	344,765	(68,504)		276,261

Other income (expense):
Interest income	564	—		564
Dividend income	—	21,163	(a)	21,163
Realized and unrealized gains (losses) on investments	—	47,341	(b)	47,341
Loss from equity method investments	(623)	—		(623)
Interest expense	(65,249)	—		(65,249)
(Loss) income before income taxes	279,457	—		279,457
Provision for income taxes	(75,440)	—		(75,440)
Net income	204,017	—		204,017
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,131)	—		(1,131)
Net income attributable to B. Riley Financial, Inc.	205,148	—		205,148
Preferred stock dividends	4,710	—		4,710
Net income available to common shareholders	$200,438	$—		$200,438

Basic income per common share	$7.83			$7.83
Diluted income per common share	$7.56			$7.56

Weighted average basic common shares outstanding	25,607,278			25,607,278
Weighted average diluted common shares outstanding	26,508,397			26,508,397
(a) To reclassify dividends received from investments from Services and fees to Dividend income.

(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated upon consolidation.
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 3(ab) for further discussion.
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
(c) Revenue Recognition
The Company recognizes revenues under ASC 606 – Revenue from Contracts with Customers. Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.
Revenues from contracts with customers in the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Communications segment, Consumer segment, and the All Other category are primarily comprised of the following:
Capital Markets segment
Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent. Fees from underwriting activities are recognized as revenues when the performance obligation for the services related to the underwriting transaction is satisfied under the terms of the engagement and is not subject to any other contingencies. Fees are also earned from financial advisory and consulting services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. The performance obligation for financial advisory services is satisfied over time as work progresses on the engagement and services are delivered to the client. The performance obligation for financial advisory services may also include success and performance-based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Generally, it is probable that the revenue recognized is no longer subject to significant reversal upon the closing of the investment banking transaction.
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
Revenues from other sources in the Capital Markets segment is primarily comprised of (i) interest income from loans receivable and securities lending activities, (ii) related net trading gains and losses from market making activities, the commitment of capital to facilitate customer orders and fair value adjustments on loans, (iii) trading activities from investments in securities for the Company’s account, and (iv) other income.
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
Other revenues include (i) net trading gains and losses from market making activities in the Company’s fixed income group, (ii) carried interest from the Company’s asset management recognized as earnings from financial assets within the scope of ASC 323 - Investments - Equity Method and Joint Ventures, and therefore will not be in the scope of ASC 606 - Revenue from Contracts with Customers. In accordance with ASC 323 - Investments - Equity Method and Joint Ventures, the Company records investment income based on the change in the Company’s proportionate claim on net assets of the investment fund, including performance-based capital allocations, assuming the investment fund was liquidated as of each reporting date pursuant to each fund’s governing agreements, and (iii) other miscellaneous income.
Wealth Management segment
Fees from wealth management asset advisory services consist primarily of investment advisory fees that are recognized over the period the performance obligation for the services is provided. Investment advisory and asset management fees are primarily comprised of fees for investment services and are generally based on the dollar amount of the assets being managed. Investment advisory fee revenues as a principal registered investment advisor (“RIA”) are recognized on a gross basis. Asset management fee revenues as an agent are recognized on a net basis.
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
Financial Consulting segment
Revenues in the Financial Consulting segment are primarily comprised of fees earned from providing bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services. Fees earned from bankruptcy, financial advisory, forensic accounting and real estate consulting services are rendered to clients over time as work progresses on the engagement and services are delivered to the client. Fees may also include success and performance-based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Revenues for valuation and appraisal services are recognized when the performance obligation is completed and is generally at the point in time upon delivery of the report to the customer. Revenues in the Financial Consulting segment also include contractual reimbursable costs.
Communications segment
Revenues in the Communications segment are primarily comprised of subscription services revenues which consist of fees charged to United Online pay accounts; revenues from the sale of the magicJack VocalTec Ltd. (“magicJack”) access rights; revenues from access rights renewals and mobile apps; prepaid minutes revenues; revenues from access and wholesale charges; service revenue from unified communication as a service (“UCaaS”) hosting services; and revenues from mobile phone voice, text, and data services. Products revenues consist of revenues from the sale of magicJack, mobile phone, and mobile broadband service devices, including the related shipping and handling and installation fees, if applicable. This segment’s revenues also include advertising revenues which consist primarily of amounts from the Company’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met.
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
Product revenues for hardware and shipping are recognized at the time of delivery. Revenues from sales of devices and services represent revenues recognized from sales of the magicJack devices to retailers or direct to customers, net of returns, and rights to access the Company’s servers over the period associated with the access right period, and from sales of mobile phones and voice, text, and data services. The transaction price for devices is allocated between equipment and service based on stand-alone selling prices. Revenues allocated to devices are recognized upon delivery (when control transfers to the customer), and service revenue is recognized ratably over the service term. The Company estimates the return of magicJack device direct sales as part of the transaction price using a six-month rolling average of historical returns.
Consumer segment
Revenues in the Consumer segment primarily consists of the global sales of notebook computer carrying cases and computer accessories; licensing revenues from various licensing agreements that provide revenue based on guaranteed minimum royalty amounts and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales.

Global sales of consumer goods to customers are subject to contracts that contain a single performance obligation and revenue is recognized at a point in time when control of the product transfers to the customer which is generally upon product shipment. Customers consist primarily of equipment manufacturers, distributors (servicing resellers and corporate end-customers), and retailers. Generally, the terms of the contracts for the sale of global goods do not allow for a right of return except for matters related to products with defects or damages.
Licensing revenues include guaranteed minimum royalty amounts that are recognized as revenue on a straight-line basis over the contract term. Royalty payments exceeding the guaranteed minimum amounts in a specific contract year are recognized only subsequent to when the guaranteed minimum amount has been achieved. Other licensing fees are recognized at a point in time once the performance obligations have been satisfied. Payments received as consideration for the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue when earned. Royalty revenue is not recognized unless collectability is probable.
All Other
Revenue from the All Other category, which is not a reportable segment, includes income from a regional environmental services business in the New York metropolitan area and a landscaping business in the southeast United States.
The environmental services business is engaged in the recycling of scrap and waste materials and deals primarily in paper products. The business provides processing services that consists of the receipt of materials from municipalities and commercial entities that is then sorted and then disposed of or sold, using third-party processors as needed. The businesses's customer arrangements contain a single obligation to transfer processed recycled goods and revenues are recognized at a point in time as processing fees when the performance obligation is satisfied. The pricing for recyclable materials can fluctuate based upon market conditions and the business has certain arrangements with customers to reduce the risk exposure to commodity pricing volatility through revenue sharing (or processing fee) contracts with customers.
The landscaping business provides landscaping maintenance, improvements, and irrigation services to its customers. Revenues are recognized as the services are performed, which is typically ratably over the term of the contract. The business recognizes revenues as it transfers control of services to its customers in an amount reflecting the total consideration it expects to receive from the customer.
(d) Direct Cost of Services
Direct cost of services relates to service and fee revenues. Direct costs of services include participation in profits under collaborative arrangements in which the Company is a majority participant. Direct costs of services also include the cost of consultants and other direct expenses related to Auction and Liquidation contracts pursuant to commission and fee-based arrangements in the Auction and Liquidation segment. Direct cost of services in the Communications segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks, servers and data centers, sales commissions associated with multi-year service plans, depreciation of network computers and equipment, amortization expense, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billing and processing of customer credit cards and associated bank fees. Direct cost of services does not include an allocation of the Company’s overhead costs.
(e) Interest Expense - Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $66,495, $51,753, and $40,490 during the years ended December 31, 2022, 2021, and 2020, respectively.
(f) Concentration of Risk
Revenues in the Capital Markets, Financial Consulting, Wealth Management, and Communications segments are primarily generated in the United States. Revenues in the Auction and Liquidation segment and Consumer segment are primarily generated in the United States, Australia, Canada, and Europe.

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
(g) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $11,434, $3,681, and $3,013 during the years ended December 31, 2022, 2021, and 2020, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.
(h) Share-Based Compensation
The Company’s share-based payment awards principally consist of grants of restricted stock, restricted stock units and costs associated with the Company’s employee stock purchase plan. In accordance with the applicable accounting guidance, share-based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the consolidated statements of operations over the requisite service or performance period the award is expected to vest.
In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718 - Compensation - Stock Compensation, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. During the years ended December 31, 2022, 2021, and 2020, the Company recognized compensation expense of $369, $758, and $377 respectively, related to the Purchase Plan. As of December 31, 2022 and 2021, there were 362,986 and 450,717 shares reserved for issuance under the Purchase Plan, respectively.
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
(k) Restricted Cash
As of December 31, 2022 and 2021, restricted cash included $2,308 and $927, respectively, primarily consisting of cash collateral for leases.
Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$268,618	$278,933
Restricted cash	2,308	927
Total cash, cash equivalents and restricted cash	$270,926	$279,860
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
(n) Accounts Receivable
Accounts receivable represents amounts due from the Company’s Auction and Liquidation, Financial Consulting, Capital Markets, Wealth Management, Communications, and Consumer customers. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes the expected loss model. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for doubtful accounts are included in Note 7.

(o) Inventories

Inventories are substantially all finished goods from the Consumer and Communications segments and are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. The Company maintains an allowance for excess and obsolete inventories to reflect its estimate of realizable value of the inventory based on historical sales and recoveries. Inventories are included in prepaid and other assets in the consolidated balance sheet.
(p) Leases
The Company determines if an arrangement is, or contains, a lease at the inception date. Operating leases with terms greater than twelve months are included in right-of-use assets, with the related liabilities included in operating lease liabilities in the consolidated balance sheets.
Operating lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value. The Company's lease terms include rent escalations and options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components which are accounted for as a single lease component. See Note 11 for additional information on leases.
(q) Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation expense on property and equipment was $5,677, $3,865, and $3,632 during the years ended December 31, 2022, 2021, and 2020, respectively.
(r) Loans Receivable
Under ASC 326 - Financial Instruments – Credit Losses, the Company elected the fair value option for all outstanding loans receivable. Under the fair value option, loans receivables are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the consolidated statements of operations.
Loans receivable, at fair value totaled $701,652 and $873,186 as of December 31, 2022 and 2021, respectively. The loans have various maturities through March 2027. As of December 31, 2022 and 2021, the aggregate cost of loans receivable accounted for under the fair value option was $769,022 and $877,527, respectively, which included principal balances of $772,873 and $886,831, respectively, and unamortized costs, origination fees, premiums and discounts, totaling $3,851 and $9,304, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded net unrealized losses of $54,439, net unrealized gains of $10,035, and net unrealized losses of 22,033, respectively, on loans receivable, at fair value, which is included in trading income and fair value adjustments on loans on the consolidated statements of operations. Loans receivable, at fair value on non-accrual was $7,153 as of December 31, 2022, which represents approximately 1.0% of total loans receivable, at fair value as of December 31, 2022.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending customers. As of December 31, 2022, the Company has provided limited guarantees with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 19(b). In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of December 31, 2022, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
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

Badcock Loan Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement with W.S. Badcock Corporation, a Florida corporation (“WSBC”), an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”). The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables of WSBC. The accounting for this transaction resulted in the Company recording a $400,000 loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. The loan receivable was measured at fair value on the consolidated balance sheets.
On September 23, 2022, the Company's subsidiary, B Riley Receivables II, LLC, a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“2022 Badcock Receivable”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan discussed in Note 13. The accounting for this transaction resulted in the Company recording a $168,363 loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. The loan receivable was measured at fair value on the consolidated balance sheets.
In connection with these loans, the Company entered into a Servicing Agreement with WSBC pursuant to which WSBC will provide to the Company certain customary servicing and account management services in respect of the receivables purchased by the Company under the Receivables Purchase Agreement. In addition, subject to certain terms and conditions, FRG has agreed to guarantee the performance by WSBC of its obligations under the Master Receivables Purchase Agreements and the Servicing Agreement.
As of December 31, 2022 and 2021, loans receivable to WSBC in the Company's consolidated balance sheets included loans measured at fair value in the amount of $318,109 and $400,000, respectively.
(s) Securities and Other Investments Owned and Securities Sold Not Yet Purchased
Securities owned consist of equity securities including, common and preferred stocks, warrants, and options; corporate bonds; other fixed income securities including, government and agency bonds; loans receivable valued at fair value; and investments in partnerships. Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Changes in the value of these securities are reflected currently in the results of operations.
As of December 31, 2022 and 2021, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	December 31, 2022	December 31, 2021
Securities and other investments owned:
Equity securities	$1,046,710	$1,444,474
Corporate bonds	8,539	7,632
Other fixed income securities	3,956	2,606
Partnership interests and other	70,063	77,383
	$1,129,268	$1,532,095

Securities sold not yet purchased:
Equity securities	$4,466	$20,302
Corporate bonds	1,162	6,327
Other fixed income securities	269	1,994
	$5,897	$28,623
The Company owns certain equity securities that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. Investments become subject to the equity method of accounting when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the Company possesses more than 20% of the voting interests of the investee. However, the Company may have the ability to exercise significant influence over the investee when the Company owns less than 20% of the voting interests of the investee depending on the facts and circumstances that demonstrate that the ability to exercise influence is present, such as when the Company has representation on the board of directors of such investee.

The following tables contain summarized financial information with respect to two of the Company's individually greater than 20% investments, where the Company has a voting interest in each investee of 41% and 43%, respectively, which has been aggregated and included below for purposes of the disclosure a quarter in arrears as of and for the twelve months ended September 30, 2022 and 2021, which is the period in which the most recent financial information is available:

	As of September 30,
	2022	2021
Total assets	$202,520	$198,454
Total liabilities	$5,737	$8,232
Equity attributable to investee	$196,783	$190,222

	For the twelve months ended September 30,
	2022	2021	2020
Revenues	$127,240	$99,386	$44,766
Net income (loss) attributable to investees	$67,354	$62,925	$(13,721)

The following tables contain summarized financial information with respect to B&W, where the Company owns a 31% voting interest, included below for purposes of the disclosure a quarter in arrears as of and for the twelve months ended September 30, 2022 and 2021, which is the period in which the most recent financial information is available:

	As of September 30,
	2022	2021
Total assets	$881,567	$729,358
Total liabilities	$898,695	$708,958
Equity attributable to investee	$(17,128)	$20,400

	For the twelve months ended September 30,
	2022	2021	2020
Revenues	$832,233	$680,921	$596,880
Net (loss) income attributable to investees	$(13,868)	$481	$(2,520)
As of December 31, 2022 and 2021, the fair value of these equity securities totaled $371,948 and $407,834, respectively, and are included in securities and other investments owned, at fair value in the consolidated balance sheets.
(t) Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.
Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. ASC 350 – Intangibles - Goodwill and Other requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates six reporting units, which are the same as its reporting segments described in Note 24. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.
When testing goodwill for impairment, in accordance with ASC 350, the Company made an assessment of qualitative factors on goodwill and other intangible assets and concluded that a positive assertion could be made that it is more likely than not that the fair value of the reporting units exceeded their carrying values. In performing the analysis, qualitative factors indicated that it could be more likely than not that the carrying value of goodwill in the Wealth Management segment could be impaired as a result of the segment loss incurred during the year ended December 31, 2022. The Company performed a quantitative goodwill impairment test for its Wealth Management segment and determined the fair value of this reporting segment using the market approach and income approach exceeded the carrying value of goodwill. The Company concluded there was no impairment of goodwill in the Wealth Management segment. No impairments of goodwill were identified during the years ended December 31, 2022, 2021, and 2020.
During the years ended December 31, 2022 and 2021, the Company recognized no impairment of indefinite-lived intangibles. During the year ended December 31, 2020, the Company determined that the COVID-19 outbreak was a triggering event for testing the indefinite-lived tradenames in the Consumer segment during the first quarter and again in the second quarter and determined that the indefinite-lived tradenames in the Consumer segment were impaired. As a result, the Company recognized impairment charges of $12,500 during the year ended December 31, 2020, which were included as an impairment of tradenames in the Company’s consolidated statements of operations.
The Company reviews the carrying value of its finite-lived amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. During the year ended December 31, 2022, the Company recognized $4,174 impairment of finite-lived intangibles representing the carrying amount of tradenames and software development costs as a result of the reorganization and consolidation activities in the Wealth Management segment and the Communications segment, which was included as a restructuring charge in the Company's consolidated statements of operations. During the years ended December 31, 2021, and 2020, the Company recognized no impairment of finite-lived intangibles.
(u) Fair Value Measurements
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC 820 - Fair Value Measurements. As of December 31, 2022 and 2021, partnership and investment fund interests valued at NAV of $70,063 and $77,383, respectively, and are included in securities and other investments owned in the accompanying consolidated balance sheets.
Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. As of December 31, 2022 and 2021, investments in nonpublic entities valued using a measurement alternative of $94,109 and $59,745, respectively, are included in securities and other investments owned in the accompanying consolidated balance sheets.
The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments when they are deemed to be other-than-temporarily impaired, investments adjusted to their fair value by applying the measurement alternative, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the years ended December 31, 2022, 2021, and 2020, the Company did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

As of December 31, 2022, funds held in trust represents amounts invested in a mutual fund that invests in U.S. Treasury securities that were purchased with funds raised through the initial public offering of B. Riley Principal 250 Merger Corporation (“BRPM 250”). As of December 31, 2021, funds held in trust represents amounts invested in a mutual fund that invests in U.S. Treasury securities that were purchased with funds raised through the initial public offering of BRPM 250 and B. Riley Principal 150 Merger Corporation (“BRPM 150”), which are consolidated special purpose acquisition corporations (“SPACs”). As of December 31, 2022 and 2021, the Company had $174,437 and $345,024, respectively, of funds held in trust related to the SPACs. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of the class A public common shares of the SPACs as set forth in the trust agreement. The funds held in trust are included within Level 1 of the fair value hierarchy and included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
The Company has warrant liabilities related to warrants of the SPAC that are held by investors in BRPM 250. The warrants are accounted for as liabilities in accordance with ASC 815 - Derivatives and Hedging and are measured at fair value at inception and on a recurring basis using quoted prices in over-the-counter markets. Warrant liabilities are included in Level 1 of the fair value hierarchy and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets in the amount of $173 for BRPM 250 and $12,938 for B. Riley Principal 150 Merger Corporation (“BRPM 150”) and BRPM 250 as of December 31, 2022 and 2021, respectively. Changes in fair value of warrants are included within change in fair value of financial instruments and other as part of other income (expense) in the consolidated statements of operations. The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2022 and 2021.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2022 Using
	Fair value at December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$174,437	$174,437	$—	$—
Securities and other investments owned:
Equity securities	952,601	584,136	—	368,465
Corporate bonds	8,539	—	8,539	—
Other fixed income securities	3,956	—	3,956	—
Total securities and other investments owned	965,096	584,136	12,495	368,465
Loans receivable, at fair value	701,652	—	—	701,652
Total assets measured at fair value	$1,841,185	$758,573	$12,495	$1,070,117

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,466	$4,466	$—	$—
Corporate bonds	1,162	—	1,162	—
Other fixed income securities	269	—	269	—
Total securities sold not yet purchased	5,897	4,466	1,431	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	—	—	4,648
Warrant liabilities	173	173	—	—
Contingent consideration	31,046	—	—	31,046
Total liabilities measured at fair value	$41,764	$4,639	$1,431	$35,694

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2021 Using
	Fair value at December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$345,024	$345,024	$—	$—
Securities and other investments owned:
Equity securities	1,384,729	1,007,180	—	377,549
Corporate bonds	7,632	—	7,632	—
Other fixed income securities	2,606	—	2,606	—
Total securities and other investments owned	1,394,967	1,007,180	10,238	377,549
Loans receivable, at fair value	873,186	—	—	873,186
Total assets measured at fair value	$2,613,177	$1,352,204	$10,238	$1,250,735

Liabilities:
Securities sold not yet purchased:
Equity securities	$20,302	$20,302	$—	$—
Corporate bonds	6,327	—	6,327	—
Other fixed income securities	1,994	—	1,994	—
Total securities sold not yet purchased	28,623	20,302	8,321	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	—	4,506
Warrant liabilities	12,938	12,938	—	—
Total liabilities measured at fair value	$46,067	$33,240	$8,321	$4,506
As of December 31, 2022 and 2021, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $1,070,117 and $1,250,735, respectively, or 17.5% and 21.4%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2022:

	Fair value at December 31, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$304,172	Market approach	Multiple of EBITDA	1.50x - 10.50x	6.00x
			Multiple of Sales	3.0x	3.0x
			Market price of related security	$10.01 - $18.88	$16.91
	57,267	Discounted cash flow	Market interest rate	23.8%	23.8%
	7,026	Option pricing model	Annualized volatility	0.3% - 26.1%	70.0%
Loans receivable at fair value	694,499	Discounted cash flow	Market interest rate	6.0% - 83.5%	23.9%
	7,153	Market approach	Multiple of EBITDA	4.5x	4.5x
Total level 3 assets measured at fair value	$1,070,117

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,648	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	31,046	Discounted cash flow	EBITDA volatility	80.0%	80.0%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
Total level 3 liabilities measured at fair value	$35,694

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2021:

	Fair value at December 31, 2021	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$291,178	Market approach	Multiple of EBITDA	3.25x - 17.50x	6.67x
			Multiple of PV-10	0.60x - 0.65x	0.61x
			Multiple of Sales	1.45x - 1.60x	1.48x
			Market price of related security	$0.84 - $51.43	$42.13
	74,157	Discounted cash flow	Market interest rate	14.8%	14.8%
	12,214	Option pricing model	Annualized volatility	30.0% - 280.0%	74.0%
Loans receivable at fair value	873,186	Discounted cash flow	Market interest rate	6.0% - 38.0%	26.3%
Total level 3 assets measured at fair value	$1,250,735

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,506	Market approach	Operating income multiple	6.0x	6.0x
The changes in Level 3 fair value hierarchy during the year ended December 31, 2022 and 2021 are as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period				Level 3 Balance at End of Year
		Fair Value Adjustments	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Year Ended December 31, 2022
Equity securities	$377,549	$11,110	$—	$18,458	$(38,652)	$368,465
Loans receivable at fair value	873,186	(54,357)	11,474	(87,814)	(40,837)	701,652
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	1,150	(1,008)	—	4,648
Contingent consideration	—	(10,371)	—	41,417	—	31,046

Year Ended December 31, 2021
Equity securities	$149,292	$88,804	$—	$138,766	$687	$377,549
Loans receivable at fair value	390,689	10,035	10,952	461,510	—	873,186
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,700	—	(194)	—	—	4,506
Warrant liabilities	—	—	—	10,466	(10,466)	—

The amounts reported in the table above as of December 31, 2022 and 2021 include the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of December 31, 2022 and 2021, the senior notes payable had a carrying amount of $1,721,751 and $1,606,560, respectively, and a fair value of $1,431,787 and $1,661,189, respectively. The carrying amount of the term loan approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.
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
The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2022. These investments were measured due to an observable price change or impairment during the year ended December 31, 2022.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2022
Investments in nonpublic entities that do not report NAV	$20,251	$—	$18,659	$1,592
(v) Derivative and Foreign Currency Translation
The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of December 31, 2022, there were no forward exchange contracts outstanding. As of December 31, 2021, forward exchange contracts in the amount of €6,000 were outstanding.
The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. Forward exchange contracts had a net gain of $68, net gain of $1,052, and net loss of $285 during the years ended December 31, 2022, 2021 and 2020, respectively. This amount is reported as a component of selling, general and administrative expenses in the consolidated statements of operations and is included in cash flows from operating activities in the consolidated cash flows.
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains were $2,224, $1,256, and transaction losses were $639, during the years ended December 31, 2022, 2021, and 2020, respectively. These amounts are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

As disclosed in Note 3(ab) below, the Company consolidated a VIE, BRPM 250, which has outstanding warrants that were issued in its initial public offering. The warrants were recorded as a liability since the warrants contain a provision to be settled in cash in the event of a qualifying cash tender offer for BRPM 250, which is outside the control of the Company. The outstanding warrants are considered derivative instruments with the warrant liability measured at fair value at each reporting date until exercised or upon expiration, with changes in fair value reported in other income in the consolidated statements of operations. As of December 31, 2022 and 2021, the warrant liability for BRPM 250 totaled $173 and BRPM 150 and 250 totaled $12,938, respectively, which is included in accrued expenses and other liabilities in the consolidated balance sheets.
(w) Redeemable Noncontrolling Interests in Equity of Subsidiaries
The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the class A ordinary shareholders in the BRPM 250 sponsored SPAC and the 20% noncontrolling interest of Lingo. These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the consolidated balance sheet, outside of the permanent equity section. The class A ordinary shareholders of BRPM 250 have redemption rights that are considered to be outside of the Company’s control. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within retained earnings (accumulated deficit). The operating agreement with Lingo has provisions which result in the noncontrolling interest being accounted for as temporary equity. Net income (losses) are reflected in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in the consolidated statement of operations.
Changes to redeemable noncontrolling interest consist of the following:

Year Ended December 31, 2022
Balance, January 1, 2021	$—
Proceeds from issuance of BRPM 150 common stock of $172,500 and BRPM 250 common stock of $172,500 subject to possible redemption	345,000
Balance, December 31, 2021	345,000
Net loss	(1,215)
De-consolidation of BRPM 150	(172,584)
Contributions - Fair value of Lingo non-controlling interest as of May 31, 2022 (see Note 4)	8,021
Distributions	(600)
Balance, December 31, 2022	$178,622
(x) Common Stock Warrants
On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC. The BR Brands Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brands Warrants immediately vested and became exercisable upon issuance, and the remaining two-thirds of warrants vested and became exercisable on the second anniversary of the closing, upon the BR Brands’ satisfaction of specified financial performance targets. The BR Brands warrants expire in February 2025. As of December 31, 2022, 200,000 BR Brands warrants were outstanding.
(y) Equity Method Investments
As of December 31, 2022 and 2021, equity method investments of $41,298 and $39,190, respectively, were included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The Company’s share of earnings or losses from the equity method investees is included in income (loss) from equity method investments in the accompanying consolidated statements of operations.
bebe stores, inc.
As of December 31, 2022 and 2021, the Company had 40.1% ownership interest in bebe stores, inc. (“bebe”). In December 2021, the Company purchased an additional 71,970 shares of newly issued common stock of bebe for $612 and increased its ownership interest from 39.5% to 40.1%. The equity ownership in bebe is accounted for under the equity method of accounting and is included in prepaid expenses and other assets in the consolidated balance sheets. The common stock of bebe is publicly traded. The fair value of bebe as of December 31, 2022 and 2021 was $25,423 and $43,472, respectively. The carrying value of the investment in bebe as of December 31, 2022 and 2021 was $40,383 and $36,662, respectively.
As of December 31, 2022, the carrying value of the Company’s equity method investment in bebe exceeded the fair value based on the quoted market prices. In consideration of these facts, the Company evaluated its investment for other than temporary impairment under ASC 323. The Company did not utilize bright-line tests in the evaluation. Based on the available facts and information regarding the operating results of bebe, the Company’s ability and intent to hold the investments until recovery, the relative amount of the declines, and the length of time that the fair values were less than the carrying values, the Company concluded that recognition of impairment losses in earnings was not required. However, the Company will continue to monitor the investment and it is possible that impairment losses will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.
The total assets and liabilities of bebe as of December 31, 2022 was $94,401 and $45,858, respectively. The total assets and liabilities of bebe as of December 31, 2021 was $78,761 and $40,173, respectively. Total revenues of bebe during the years ended December 31, 2022, 2021, and 2020 was $55,452, $50,745, and $6,258, respectively. Net income of bebe during the years ended December 31, 2022, 2021, and 2020 was $17,423, $8,366, and $6,383, respectively.
National Holdings Corporation
As of December 31, 2020, the Company owned approximately 45% of the outstanding common stock of National that was included in prepaid expenses and other assets in the consolidated balance sheets. The equity ownership in National is accounted for under the equity method of accounting for periods prior to February 25, 2021. On February 25, 2021, the Company completed the acquisition of National by acquiring the 55% of common stock not previously owned by the Company.
Other Equity Method Investments
The Company had other equity method investments over which the Company exercises significant influence but that did not meet the requirements for consolidation, the largest ownership interest being a 40% ownership interest in Lingo, which was acquired in November 2020. On May 31, 2022, the Company's ownership increased to 80% and Lingo's operating results are consolidated with the Company from May 31, 2022 through December 31, 2022 as more fully described above in Note 4. The equity ownership in these other investments was accounted for at the applicable times under the equity method of accounting and was included in prepaid expenses and other assets in the consolidated balance sheets.
(z) Supplemental Non-cash Disclosures
During the year ended December 31, 2022, non-cash investing activities included $35,648 in issuance of the Company's common stock and stock options as part of purchase price consideration from acquisitions the Company completed and the repayment of loans receivable in the amount of $850 with equity securities. During the year ended December 31, 2022, non-cash financing activities included $22,661 in seller financing for deferred cash consideration, the conversion of $17,500 of a loan receivable to equity related to an acquisition, and the distribution of investment securities of $4,408 to non-controlling interests. During the year ended December 31, 2022, other non-cash activities included the recognition of new operating lease right-of-use assets of $48,552 and the recognition of new operating lease liabilities of $49,050.
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
(aa) Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. Certain amounts reported in the Capital Markets segment during the years ended December 31, 2021 and 2020 have been reclassified and reported in the Consumer segment during the years ended December 31, 2021 and 2020 as a result of changes in the Company's reportable operating segments in the fourth quarter of 2022. See Note 24 for more details. Prior period amounts presented in Note 20 during the years ended December 31, 2021 and 2020 have been aggregated to reflect the Company's amended stock incentive plan. See Note 20 for more details.
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
The Company, has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities under the accounting guidance.
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
Placement agent fees attributable to such arrangements during the years ended December 31, 2022 and 2021 were $12,576 and $66,263, respectively, and are included in services and fees in the consolidated statements of operations.
The carrying amounts included in the Company’s consolidated financial statements related to variable interests in VIEs that were not consolidated is shown below.

	December 31, 2022	December 31, 2021
Securities and other investments owned, at fair value	$33,743	$27,445
Loans receivable, at fair value	46,700	205,265
Other assets	3,755	4,956
Maximum exposure to loss	$84,198	$237,666
B. Riley Principal 150 and 250 Merger Corporations
In 2021, the Company along with BRPM 150 and BRPM 250, both special purpose acquisition companies incorporated as Delaware corporations, consummated the initial public offerings of 17,250,000 units of BRPM 150 and 17,250,000 units of BRPM 250. Each Unit of BRPM 150 and BRPM 250 consisted of one share of class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of BRPM 150 or BRPM 250 class A common stock at an exercise price of $11.50 per share. The BRPM 150 and BRPM 250 Units were each sold at a price of $10.00 per unit, generating gross proceeds to BRPM 150 of $172,500 and BRPM 250 of $172,500. These proceeds which totaled $345,000 were deposited in a trust account established for the benefit of the BRPM 150 and BRPM 250 class A public shareholders and was included in prepaid expenses and other assets in the balance sheet. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of BRPM 150 and BRPM 250. Under the terms of the BRPM 150 and BRPM 250 initial public offerings, BRPM 150 and BRPM 250 are required to consummate a business combination transaction within 24 months (or 27 months under certain circumstances) of the completion of their respective initial public offerings.
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
On July 19, 2022, BRPM 150 completed a business combination with FaZeClan Holdings, Inc. (“Faze Holdings”) in a reverse merger transaction resulting in BRPM 150 no longer being a VIE of the Company and no longer being included in the consolidated group of the Company. In connection with the de-consolidation of BRPM 150, among other items, prepaid expenses and other assets decreased by $172,584 related to funds held in a trust account and redeemable noncontrolling interests in equity of subsidiaries decreased by $172,500. During the year ended December 31, 2022, the Company recognized incentive fees of $41,885, which is included in services and fees in the consolidated statement of operations. See Note 23 for further discussion.
(ac) Recent Accounting Standards
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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820). This update clarifies that a contractual restriction on the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Therefore, a contractual sale restriction should not be considered when measuring an equity security’s fair value. The update also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. Specific disclosures related to equity securities subject to contractual sale restrictions are required and include the fair value of such equity securities on the balance sheet, the nature and remaining duration of the corresponding restrictions, and any circumstances that could cause a lapse in the restrictions. The amendments in this update are effective for the Company for fiscal periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Investment companies as defined by Topic 946 should apply the amendments in this update to an equity security with a contract containing a sale restriction that was executed or modified on or after the date of adoption. For an equity security with a contract containing a sale restriction that was executed before the date of adoption, investment companies should continue to account for the equity security under their historical accounting policy for measuring such securities until the contractual restrictions expire or are modified. The Company has not yet adopted this update and is currently evaluating the effect, if any, this new standard will have on its financial position and results of operations.
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
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provided optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments applied only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refined the scope of Topic 848 through optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The Company adopted the ASU effective January 1, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company adopted the ASU effective immediately. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.
NOTE 4 — ACQUISITIONS
2022 Acquisitions
Acquisition of Targus
On October 18, 2022, the Company acquired all of the issued and outstanding shares of Targus in a transaction pursuant to Purchase Agreement with Targus, the sellers identified therein, and the other parties thereto. The purchase price consideration totaled $247,546, which consisted of cash in the amount of $112,686, seller financing of $54,000, the issuance of $59,016 in 6.75% senior notes due 2024, the issuance of $15,328 of the Company’s common stock and stock options, and deferred payments of $6,515. In accordance with ASC 805, the Company used the acquisition method of accounting for this acquisition. Goodwill of $75,753 and other intangible assets of $89,000 were recorded as a result of the acquisition. The acquisition complements the Company’s existing investments and offers potential growth to the Company’s operations in the Consumer segment.
The assets and liabilities of Targus, both tangible and intangible, were recorded at their estimated fair values as of the October 18, 2022 acquisition date. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Targus, were charged against earnings in the amount of $1,921 and included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022. Targus goodwill recognized subsequent to the acquisition will be non-deductible for tax purposes.
The fair value of acquisition consideration and preliminary purchase price allocation was as follows:

Consideration paid:
Cash	$112,686
Fair value of seller financing	54,000
Fair value of 2,400,000 RILYO shares issued in senior notes at $24.59 per share	59,016
Fair value of 227,491 B. Riley common shares issued at $42.11 per share	9,580
Fair value of 215,876 stock options attributable to service period prior to acquisition	5,749
Fair value of deferred payments	6,515
Total consideration	$247,546

Assets acquired and liabilities assumed:
Cash and cash equivalents	$18,810
Accounts receivable	91,039
Prepaid and other assets	90,289
Right-of-use assets	7,665
Property and equipment	8,320
Other intangible assets	89,000
Accounts payable	(54,553)
Accrued expenses and other liabilities	(58,911)
Deferred income taxes	(9,989)
Contingent consideration	(2,212)
Lease liability	(7,665)
Net tangible assets acquired and liabilities assumed	171,793
Goodwill	75,753
Total	$247,546
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Category	Useful life	Fair Value
Customer relationships	9 years	$50,000
Internally developed software and other intangibles	1 to 3 years	4,000
Tradenames	N/A	35,000
Total		$89,000

Unaudited Pro Forma Information

Acquisition of Targus

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of Targus as if it had occurred on January 1, 2021. The pro forma amounts include the historical operating results of the Targus prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include adjustments and consequential tax effects to reflect incremental depreciation and amortization expense to be incurred based on preliminary fair values of the identifiable intangible assets acquired, the incremental interest expense associated with the issuance of debt to finance the acquisition, and the adjustments to exclude acquisition related costs incurred during the year ended December 31, 2022 and to recognize these costs during the year ended December 31, 2021 as if incurred on January 1, 2021. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations of the combined company were, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

	Pro Forma (unaudited)
	Year Ended December 31,
	2022	2021

Revenues	$1,418,291	$1,887,385
Net (loss) income	$(138,448)	$461,892
Net (loss) income attributable to B. Riley Financial, Inc.	$(141,683)	$456,144
Net (loss) income attributable to common shareholders	$(149,691)	$448,687

These pro forma results do not necessarily represent the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021, nor are they indicative of the results of operations for future periods. For the period from October 18, 2022 to December 31, 2022, revenues and pre-tax income from Targus included in the Company’s consolidated results of operations were $77,821 and $6,899, respectively.
Other Acquisitions
During the year ended December 31, 2022, the Company converted $17,500 of a loan receivable with Lingo into equity and the Company's ownership interest in Lingo increased from 40% to 80%. This resulted in the consolidation of Lingo and the pre-existing equity method investment was remeasured at fair value resulting in the recognition of a gain of $6,790, which is included in trading (losses) income and fair value adjustments on loans in the consolidated statements of operations. Upon the consolidation of Lingo on May 31, 2022, the total fair value of the assets of Lingo was $116,500 and the fair value of the 20% noncontrolling interest was $8,021. As part of the acquisition, the Company assumed liabilities in the amount of $32,172 and recorded goodwill of $34,412 and other intangible assets of $63,000 were recorded in the accompanying consolidated balance sheet.
The Company also completed the acquisitions of BullsEye, FocalPoint, and ACR (and related businesses), and other immaterial business. In accordance with ASC 805, the Company used the acquisition method of accounting for these acquisitions, which were not material to our consolidated financial statements. The aggregate purchase price consideration consisted of $145,987 in cash, $20,320 in issuance of common stock of the Company, $52,969 in assumed debt and other consideration payable. The purchase price allocation consisted of $151,925 in goodwill, $52,860 in intangible assets, and $2,522 in net assets acquired. The results of operations of the acquisitions which were not material, have been included in our consolidated financial statements from the date of purchase.
2021 Acquisitions
Acquisition of National
On February 25, 2021, the Company completed the acquisition of all of the outstanding shares of National not already owned by the Company. The total cash consideration for the approximately 55% of National outstanding shares that the Company did not previously own and settlement of outstanding share-based awards amounted to $35,314. The Company used the acquisition method of accounting for this acquisition. The acquisition expands the Company’s investment banking, wealth management and financial planning offerings by adding National’s brokerage, insurance, tax preparation and advisory services.
Valuation Assumptions for Purchase Price Allocation
Our valuation assumptions used to value the acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets, inventories, property and equipment, and deferred income taxes. In determining the fair value of intangible assets acquired, the Company must make assumptions about the future performance of the acquired businesses, including among other things, the forecasted revenue growth attributable to the asset groups and projected operating expenses inclusive of expected synergies, future cost savings, and other benefits expected to be achieved by combining the businesses acquired with the Company. The intangible assets acquired are primarily comprised of customer relationships, trade names and trademarks, developed technology, and backlog. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocations. The estimated fair value of the customer relationships and backlog are determined using the multi-period excess earnings method and the estimated fair value of the trade names and trademarks and developed technology are determined using the relief from royalty method. Both methods require forward looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions.
NOTE 5 — RESTRUCTURING CHARGE
The Company recorded restructuring charges in the amount of $9,011, $0, and $1,557 during the years ended December 31, 2022, 2021, and 2020, respectively.
The restructuring charges during the year ended December 31, 2022 were primarily related to the reorganization and consolidation activities in the Wealth Management segment and the Communications segment. Reorganization and consolidation activities consisted of reductions in workforce, facility closures, and related intangible impairments and asset disposals.
The restructuring charges during the year ended December 31, 2020 were primarily related to impairment of certain acquired tradename intangibles associated with the Company’s brand realignment across its subsidiary companies to provide greater external consistency and affiliation.
The following tables summarize the changes in accrued restructuring charge during the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$624	$727	$1,600
Restructuring charge	9,011	—	1,557
Cash paid	(2,712)	(114)	(901)
Non-cash items	(4,588)	11	(1,529)
Balance, end of year	$2,335	$624	$727
The following table summarizes the restructuring activities by reportable segment during the years ended December 31, 2022 and 2020:

	Capital Markets	Wealth Management	Auction and Liquidation	Financial Consulting	Communications	Total
Restructuring charges for the year ended December 31, 2022:
Employee termination	$—	$1,150	$—	$—	$1,054	$2,204
Impairment of intangibles	—	2,012	—	—	2,162	4,174
Facility closure and consolidation	—	1,792	—	—	841	2,633
Total restructuring charge	$—	$4,954	$—	$—	$4,057	$9,011

Restructuring charges for the year ended December 31, 2020:
Impairment of intangibles	$917	$—	$140	$500	$—	$1,557
Total restructuring charge	$917	$—	$140	$500	$—	$1,557

There were no restructuring charges during the year ended December 31, 2021.

NOTE 6 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2022 and 2021:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of December 31, 2022
Securities borrowed	$2,343,327	$—	$2,343,327	$2,343,327	$—
Securities loaned	$2,334,031	$—	$2,334,031	$2,334,031	$—
As of December 31, 2021
Securities borrowed	$2,090,966	$—	$2,090,966	$2,090,966	$—
Securities loaned	$2,088,685	$—	$2,088,685	$2,088,685	$—
_______________________

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(2)	Includes the amount of cash collateral held/posted.
NOTE 7 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	December 31, 2022	December 31, 2021
Accounts receivable	$144,120	$39,045
Investment banking fees, commissions and other receivables	8,654	14,286
Total accounts receivable	152,774	53,331
Allowance for doubtful accounts	(3,664)	(3,658)
Accounts receivable, net	$149,110	$49,673
Additions and changes to the allowance for doubtful accounts consist of the following:

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$3,658	$3,114	$1,514
Add: Additions to reserve	4,164	1,453	3,385
Less: Write-offs	(4,145)	(1,074)	(1,785)
Less: Recovery	(13)	165	—
Balance, end of period	$3,664	$3,658	$3,114

NOTE 8 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	December 31, 2022	December 31, 2021
Funds held in trust account for BRPM 150 in 2022 and both BRPM 150 and 250 in 2021 to redeem noncontrolling interests in equity of subsidiaries	$174,437	$345,024
Inventory	101,675	3,981
Equity method investments	41,298	39,190
Prepaid expenses	17,623	14,965
Unbilled receivables	14,144	12,315
Other receivables	66,403	40,483
Other assets	45,116	7,544
Prepaid expenses and other assets	$460,696	$463,502
Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service-based contracts in the Auction and Liquidation segment, mobile handsets in the Communications segment, and consulting related engagements in the Financial Consulting segment.
NOTE 9 — PROPERTY AND EQUIPMENT
Property and equipment, net, consists of the following:

	Estimated Useful Lives	December 31, 2022	December 31, 2021
Leasehold improvements	Shorter of the remaining lease term or estimated useful life	$13,484	$13,766
Machinery, equipment and computer software	1 to 15 years	30,930	16,624
Furniture and fixtures	3 to 5 years	5,972	4,724
Total		50,386	35,114
Less: Accumulated depreciation and amortization		(23,245)	(22,244)
		$27,141	$12,870
Depreciation expense was $5,677, $3,865, and $3,632 during the years ended December 31, 2022, 2021, and 2020, respectively.
NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $512,595 and $250,568 as of December 31, 2022 and 2021, respectively. The increase in goodwill for the year ended December 31, 2022 was primarily from the acquisitions of Targus in the Consumer segment, FocalPoint in the Capital Markets segment, and Lingo and BullsEye in the Communications segment (See Note 1).

The changes in the carrying amount of goodwill during the years ended December 31, 2022 and 2021 were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Balance as of December 31, 2020	$50,806	$28,396	$1,975	$23,680	$122,189	$—	$—	$227,046
Goodwill acquired during the year:
Acquisition of other businesses	532	22,799	—	—	191	—	—	23,522
Balance as of December 31, 2021	51,338	51,195	1,975	23,680	122,380	—	—	250,568
Goodwill acquired during the year:
Acquisition of other businesses	110,680	—	—	—	70,815	75,753	4,779	262,027
Balance as of December 31, 2022	$162,018	$51,195	$1,975	$23,680	$193,195	$75,753	$4,779	$512,595
Intangible assets consisted of the following:

		As of December 31, 2022			As of December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1.9 to 16 Years	$268,253	$(87,049)	$181,204	$130,801	$(59,671)	$71,130
Domain names	7 years	185	(169)	16	185	(143)	42
Advertising relationships	8 years	100	(81)	19	100	(69)	31
Internally developed software and other intangibles	0.5 to 5 Years	28,295	(12,714)	15,581	15,275	(8,820)	6,455
Trademarks	3 to 10 Years	23,309	(6,307)	17,002	6,369	(1,652)	4,717
Total		320,142	(106,320)	213,822	152,730	(70,355)	82,375

Non-amortizable assets:
Tradenames		160,276	—	160,276	125,276	—	125,276
Total intangible assets		$480,418	$(106,320)	$374,098	$278,006	$(70,355)	$207,651

Amortization expense was $34,292, $22,006, and $15,737 during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, estimated future amortization expense was $38,705, $34,281, $30,027, $27,126, $24,769 during the years ended December 31, 2023, 2024, 2025, 2026 and 2027, respectively. The estimated future amortization expense after December 31, 2027 was $58,914.
NOTE 11 — LEASING ARRANGEMENTS
The Company’s operating lease assets primarily represent the lease of office space and facilities where the Company conducts its operations with the weighted average lease term of 10.4 years and 7.4 years as of December 31, 2022 and 2021, respectively. The operating leases have lease terms up to 19.6 years and 10.0 years as of December 31, 2022 and 2021, respectively. The weighted average discount rate used to calculate the present value of lease payments was 6.21% and 5.25% as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021, and 2020, the total operating lease expense was $17,518, $15,230, and $13,434, respectively. During the years ended December 31, 2022, 2021, and 2020, $1,305, $1,377, and $1,225, respectively, of operating lease expense were attributable to variable lease expenses. Operating lease expense is included in selling, general and administrative expenses in the consolidated statements of operations.
During the years ended December 31, 2022, 2021, and 2020, cash payments against operating lease liabilities totaled $18,548, $15,509, and $12,901 respectively, and non-cash lease expense transactions totaled $4,465, $3,750, and $3,314, respectively. Cash flows from operating leases are classified as net cash flows from operating activities in the accompanying consolidated statements of cash flows.
As of December 31, 2022, maturities of operating lease liabilities were as follows:

Operating Leases
Year ending December 31:
2023	$19,846
2024	19,687
2025	18,622
2026	13,430
2027	9,877
Thereafter	53,327
Total lease payments	134,789
Less: imputed interest	(35,665)
Total operating lease liability	$99,124
As of December 31, 2022 and 2021, the Company did not have any significant leases executed but not yet commenced.
NOTE 12 — NOTES PAYABLE
Asset Based Credit Facility
The Company is party to a credit agreement (as amended, the “Credit Agreement”) governing its asset-based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $183, $435, and $639 during the years ended December 31, 2022, 2021, and 2020, respectively. There is no outstanding balance on this credit facility as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were no open letters of credit outstanding.
The Company is in compliance with all financial covenants in the asset-based credit facility as of December 31, 2022.
Other Notes Payable
As of December 31, 2022 and 2021, the outstanding balance for the other notes payable was $25,263 and $357, respectively. Interest expense was $1,125, $21, and $51 during the years ended December 31, 2022, 2021, and 2020, respectively. Notes payable consisted of additional deferred cash consideration owed to the sellers of FocalPoint as of December 31, 2022. Notes payable to a clearing organization for one of the Company’s broker dealers, which accrued interest at the prime rate plus 2.00%, matured on January 31, 2022 and was repaid during the year ended December 31, 2022.
NOTE 13 — TERM LOANS AND REVOLVING CREDIT FACILITY
Targus Credit Agreement
On October 18, 2022, the Company's subsidiary, Tiger US Holdings, Inc., a Delaware corporation, among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28,000 term loan and a five-year $85,000 revolver loan, which was used to finance part of the acquisition of Targus.
The Targus Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. The Company is in compliance with all financial covenants in the Targus Credit Agreement as of December 31, 2022.
The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus an applicable margin of 3.75%. The revolver loan consists of base rate loans that bear interest on the outstanding principal amount equal to the base rate plus an applicable margin of 1.00% to 1.75% and term rate loans that bear interest on the outstanding principal amount equal to the revolver SOFR rate plus an applicable margin of 2.00% to 2.75%.
Principal outstanding is due in quarterly installments starting on December 31, 2022. Quarterly installments from December 31, 2022 to September 30, 2027 are in the amount of $1,400 per quarter and the remaining principal balance is due at final maturity on October 18, 2027.
As of December 31, 2022, the outstanding balance on the term loan was $26,021 (net of unamortized debt issuance costs of $580) and the outstanding balance on the revolver loan was $52,978. Interest expense on these loans during the year ended December 31, 2022 was $1,322 (including amortization of deferred debt issuance costs and unused commitment fees of $157). The interest rate on the term loan was 8.43% and the interest rate on the revolver loan ranged between 6.03% to 9.25% as of December 31, 2022.
Pathlight Credit Agreement
On September 23, 2022, the Company's subsidiary, B. Riley Receivables II, LLC, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148,200 term loan. The Pathlight Credit Agreement was entered in connection with the purchase of the 2022 Badcock Receivable discussed in Note 3. On January 12, 2023, Amendment No. 2 to the Pathlight Credit Agreement increased the term loan by an additional $78,296. The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus an applicable margin of 6.50%. As of December 31, 2022, the interest rate on the Pathlight Credit Agreement was 11.01%.
The Pathlight Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Pathlight Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Pathlight Credit Agreement. The Company is in compliance with all financial covenants in the Pathlight Credit Agreement as of December 31, 2022.
Principal outstanding under the Pathlight Credit Agreement is repaid based on collections of the 2022 Badcock Receivable less other application of payments as defined in the Pathlight Credit Agreement and the remaining principal balance is due at final maturity on September 23, 2027. As of December 31, 2022, the outstanding balance on the term loan was $118,437 (net of unamortized debt issuance costs of $2,377). Interest expense on the term loan during the year ended December 31, 2022 was $5,331 (including amortization of deferred debt issuance costs of $1,328).
Lingo Credit Agreement
On August 16, 2022, the Company's subsidiary, Lingo, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45,000 term loan. This loan was used to finance part of the purchase of Bullseye by Lingo. On September 9, 2022, Lingo entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank (the “New Lender”) for an incremental term loan of $7,500, increasing the principal balance of the term loan to $52,500. On November 10, 2022, Lingo entered into the Second Amendment to the Lingo Credit Agreement with KeyBank National Association for an incremental term loan of $20,500, increasing the principal balance of the term loan to $73,000.
The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of December 31, 2022, the interest rate on the Lingo Credit Agreement was 7.89%.
The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires the Borrower to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding agreement. The Company is in compliance with all financial covenants in the Lingo Credit Agreement as of December 31, 2022.
Principal outstanding is due in quarterly installments starting on March 31, 2023. Quarterly installments from March 31, 2023 to December 31, 2023 are in the amount of $2,281 per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $2,738 per quarter, from March 31, 2025 to June 30, 2027 are in the amount of $3,650, and the remaining principal balance is due at final maturity on August 16, 2027.
As of December 31, 2022, the outstanding balance on the term loan was $71,985 (net of unamortized debt issuance costs of $1,016). Interest expense on the term loan during the year ended December 31, 2022 was $1,619 (including amortization of deferred debt issuance costs of $97).
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
Eurodollar loans under the Credit Facilities accrue interest at the Eurodollar Rate plus an applicable margin of 4.50%. Base rate loans accrue interest at the specified base rate plus an applicable margin of 3.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the average utilization of the facility for the immediately preceding fiscal quarter.
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
The Credit Agreement and the Second Amendment contain certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement and the Second Amendment contain a financial covenant that requires the Company to maintain Operating EBITDA of at least $135,000 and the Primary Guarantor to maintain net asset value of at least $1,100,000. The Credit Agreement and the Second Amendment contain customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. The Company is in compliance with all financial covenants in the Nomura Credit Agreement as of December 31, 2022.
Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility is amortizing in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity on June 23, 2025. Quarterly installments from March 31, 2023 to March 31, 2025 are in the amount of $3,750 per quarter.
As of December 31, 2022 and 2021, the outstanding balance on the Term Loan Facility and Incremental Facility was $286,962 (net of unamortized debt issuance costs of $5,538) and $292,650 (net of unamortized debt issuance costs of $7,350), respectively. Interest on the term loan during the years ended December 31, 2022 and 2021, was $21,310 (including amortization of deferred debt issuance costs of $2,085) and $5,907 (including amortization of deferred debt issuance costs of $766), respectively. The interest rate on the term loan as of December 31, 2022 and 2021 was 9.23% and 4.72%, respectively.
The Company had an outstanding balance of $74,700 and $80,000 under the Revolving Credit Facility as of December 31, 2022 and 2021, respectively. Interest on the revolving facility during the years ended December 31, 2022 and 2021 was $5,441 (including unused commitment fees of $13 and amortization of deferred financing costs of $586) and $1,915 (including unused commitment fees of $76 and amortization of deferred financing costs of $305), respectively. The interest rate on the revolving facility as of December 31, 2022 and 2021 was 9.23% and 4.67%, respectively.

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
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100.00% of the equity interests of the Credit Parties, (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec LTD., a limited company organized under the laws of Israel. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of December 31, 2022.
Through a series of amendments, including the most recent Fourth Amendment to the BRPAC Credit Agreement (the “Fourth Amendment”) on June 21, 2022, the Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders agreed to the following, among other things: (i) the Lenders agreed to make a new $75,000 term loan to the Borrowers, the proceeds of which the Borrowers’ used to repay the outstanding principal amount of the existing terms loans and optional loans and will use for other general corporate purposes, (ii) a new applicable margin level of 3.50% was established as set forth from the date of the Fourth Amendment, (iii) Marconi Wireless Holdings, LLC (“Marconi Wireless”) was added to the Borrowers, (iv) the maturity date of the term loan was set to June 30, 2027, and (v) the Borrowers were permitted to make certain distributions to the parent company of the Borrowers.
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of December 31, 2022 and 2021, the interest rate on the BRPAC Credit Agreement was 7.65% and 3.17%, respectively.
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
As of December 31, 2022, and 2021, the outstanding balance on the term loan was $68,674 (net of unamortized debt issuance costs of $701) and $53,735 (net of unamortized debt issuance costs of $582), respectively. Interest expense on the term loan during the years ended December 31, 2022, 2021, and 2020, was $3,478 (including amortization of deferred debt issuance costs of $331), $2,468 (including amortization of deferred debt issuance costs of $300), and $2,369 (including amortization of deferred debt issuance costs of $278), respectively.

NOTE 14 — SENIOR NOTES PAYABLE
Senior notes payable, net, is comprised of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
6.750% Senior notes due May 31, 2024	$199,232	$111,170
6.500% Senior notes due September 30, 2026	180,532	178,787
6.375% Senior notes due February 28, 2025	146,432	144,521
6.000% Senior notes due January 31, 2028	266,058	259,347
5.500% Senior notes due March 31, 2026	217,440	214,243
5.250% Senior notes due August 31, 2028	405,483	397,302
5.000% Senior notes due December 31, 2026	324,714	322,679
	1,739,891	1,628,049
Less: Unamortized debt issuance costs	(18,140)	(21,489)
	$1,721,751	$1,606,560
During the years ended December 31, 2022 and 2021, the Company issued $111,841 and $233,416, respectively, of senior notes with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
On November 15, 2022, the Company issued $60,000 of senior notes due in May 2024 (“6.75% 2024 Notes”) pursuant to a prospectus supplement. Interest on the 6.75% 2024 Notes is payable quarterly at 6.75%. The 6.75% 2024 Notes are unsecured and due and payable in full on May 30, 2024. In connection with the issuance of the 6.75% 2024 Notes, the Company received net proceeds of $59,016 (after underwriting commissions, fees and other issuance costs of $984). The Notes bear interest at the rate of 6.75% per annum.
As of December 31, 2022 and 2021, the total senior notes outstanding was $1,721,751 (net of unamortized debt issue costs of $18,140) and $1,606,560 (net of unamortized debt issue costs of $21,489) with a weighted average interest rate of 5.75% and 5.69%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $99,854, $81,475, and $61,233 during the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, the aggregate maturities of borrowings from notes payable, term loans, credit facilities, and senior notes for the next five years are as follows:

Amount
2023	$165,592
2024	262,912
2025	531,663
2026	758,101
2027	86,528
Sales Agreement Prospectus to Issue Up to $250,000 of Senior Notes
The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”) superseding the prospectus filed with the SEC on August 11, 2021, the prospectus filed with the SEC on April 6, 2021, and the prospectus filed with the SEC on January 28, 2021. This program provides for the sale by the Company of up to $250,000 of certain of the Company’s senior notes. As of December 31, 2022 and 2021, the Company had $69,500 and $111,911, respectively, remaining availability under the Sales Agreement Prospectus.
NOTE 15 — REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from contracts with customers from the Company's six reportable operating segments and the All Other category during the years ended December 31, 2022, 2021, and 2020 is reported below. There were no revenues in the All Other category during the years ended December 31, 2021 and 2020.

	Capital Markets	Wealth Management	Auction and Liquidation	Financial Consulting	Communications	Consumer	All Other	Total
Revenues for the year ended December 31, 2022:
Corporate finance, consulting and investment banking fees	$169,955	$—	$—	$58,143	$—	$—	$—	$228,098
Wealth and asset management fees	12,547	204,805	—	—	—	—	—	217,352
Commissions, fees and reimbursed expenses	41,316	19,299	12,581	40,365	—	—	—	113,561
Subscription services	—	—	—	—	219,379	—	—	219,379
Sale of goods	—	—	56,928	—	7,526	77,821	—	142,275
Advertising, licensing and other	—	—	—	—	8,750	18,940	13,797	41,487
Total revenues from contracts with customers	223,818	224,104	69,509	98,508	235,655	96,761	13,797	962,152

Interest income - Loans and securities lending	240,813	—	4,587	—	—	—	—	245,400
Trading (losses) gains on investments	(151,816)	3,522	—	—	—	—	—	(148,294)
Fair value adjustment on loans	(54,334)	—	—	—	—	—	—	(54,334)
Other	69,115	6,631	—	—	—	—	—	75,746
Total revenues	$327,596	$234,257	$74,096	$98,508	$235,655	$96,761	$13,797	$1,080,670

	Capital Markets	Wealth Management	Auction and Liquidation	Financial Consulting	Communications	Consumer	Total
	(As Restated)					(As Restated)
Revenues for the year ended December 31, 2021:
Corporate finance, consulting and investment banking fees	$484,247	$—	$—	$56,439	$—	$—	$540,686
Wealth and asset management fees	6,769	282,711	—	—	—	—	289,480
Commissions, fees and reimbursed expenses	48,382	75,776	19,079	37,873	—	—	181,110
Subscription services	—	—	—	—	79,149	—	79,149
Service contract revenues	—	—	1,090	—	—	—	1,090
Sale of goods	—	—	53,348	—	4,857	—	58,205
Advertising, licensing and other	—	—	—	—	9,341	20,308	29,649
Total revenues from contracts with customers	539,398	358,487	73,517	94,312	93,347	20,308	1,179,369

Interest income - Loans and securities lending	122,723	—	—	—	—	—	122,723
Trading gains on investments	203,287	7,623	—	—	—	—	210,910
Fair value adjustment on loans	9,635	—	—	—	—	—	9,635
Other	16,187	15,874	—	—	—	—	32,061
Total revenues	$891,230	$381,984	$73,517	$94,312	$93,347	$20,308	$1,554,698

	Capital Markets	Wealth Management	Auction and Liquidation	Financial Consulting	Communications	Consumer	Total
	(As Restated)					(As Restated)
Revenues for the year ended December 31, 2020:
Corporate finance, consulting and investment banking fees	$255,023	$—	$—	$54,051	$—	$—	$309,074
Wealth and asset management fees	7,391	71,204	—	—	—	—	78,595
Commissions, fees and reimbursed expenses	48,416	—	50,035	36,855	—	—	135,306
Subscription services	—	—	—	—	72,666	—	72,666
Service contract revenues	—	—	13,066	—	—	—	13,066
Sale of goods	—	—	25,663	—	3,472	—	29,135
Advertising, licensing and other	—	—	—	—	11,000	16,458	27,458
Total revenues from contracts with customers	310,830	71,204	88,764	90,906	87,138	16,458	665,300

Interest income - Loans and securities lending	102,499	—	—	—	—	—	102,499
Trading gains on investments	77,906	804	—	—	—	—	78,710
Fair value adjustment on loans	(22,033)	—	—	—	—	—	(22,033)
Other	7,884	1,141	—	716	—	—	9,741
Total revenues	$477,086	$73,149	$88,764	$91,622	$87,138	$16,458	$834,217
Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company’s progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. Payment terms vary by customer with due dates varying in advance of service or upon invoice of the service or for the sale of goods with credit terms. Revenues by geographic region by segment is included in Note 24 – Business Segments.
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
Subscription services. Subscription service revenues are primarily earned from the Communications segment's service contracts and are recognized in the period in which the transaction price has been determinable and the related performance obligations for services are provided to the customer. UOL pay accounts generally pay in advance for their internet access services and revenues are then recognized ratably over the service period. Subscription service revenues from magicJack include (a) revenues for initial access rights, which are recognized ratably over the service term, (b) revenues from access rights renewal, which are recognized ratably over the extended access right period; (c) revenues from access and wholesale charges, which are recognized as calls are terminated to the network; (d) revenues from UCaaS services, which are recognized in the period the services are provided over the term of the customer agreements; and (e) prepaid international long distance minutes, which are recognized as the minutes are used or expired. Subscription service revenues from our mobile phone business include revenues from mobile voice, text, and data services and are recognized ratably over the service period. Voice, text, and data overage charges are recognized over time as the consumer simultaneously receives and consumes the benefits each period as the Company performs.

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
Sale of goods. Sale of goods primarily consists of the sale of magicJack and Marconi Wireless devices, amounts from the sale of goods acquired in Auction and Liquidation asset purchase agreements, and amounts from the sale of goods from Targus in the Consumer segment. Revenues from the sale of magicJack and Marconi Wireless devices are recognized upon delivery (when control transfers to the customer). Sale of product revenues also include the related shipping and handling and installment fees, if applicable. Revenues from the sale of goods acquired in Auction and Liquidation asset purchase agreements are recognized when control of the product and risks of ownership has been transferred to the buyer. Revenue from the sale of Targus goods is recognized when control of the product transfers to the customer, generally upon product shipment. Revenue is measured as the amount of consideration expected to be received in exchange for the transfer of product. There are no significant judgments or estimates made to determine the amount or timing of reported revenues. Sales terms do not allow for a right of return except for matters related to products with defects or damages.
Advertising, licensing and other. Advertising revenues consist of amounts from UOL’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements. Advertising revenues are recognized in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the transaction price is determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of customer-provided performance data to the contractual performance obligation and to internal or third-party performance data in circumstances where that data is available.
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
Other income primarily consists of services revenues from the operations of a regional environmental services business and a landscaping business. The environmental services business is engaged in the recycling of scrap and waste materials and deals primarily in paper products. Customer arrangements contain a single obligation to transfer processed recycled goods and revenues are recognized at a point in time as processing fees when the performance obligation is satisfied. The landscaping business provides landscaping maintenance, improvements, and irrigation services to its customers. Revenues are recognized as the services are performed, which is typically ratably over the term of the contract.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligation(s) with an original expected duration exceeding one year was not material as of December 31, 2022. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of December 31, 2022.
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $149,110 and $49,673 as of December 31, 2022 and 2021, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2022 and 2021. The Company also has $14,144 and $12,315 of unbilled receivables included in prepaid expenses and other assets as of December 31, 2022 and 2021, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of December 31, 2022 and 2021 was $85,441 and $69,507, respectively. The Company expects to recognize the deferred revenue of $85,441 as of December 31, 2022 as service and fee revenues when the performance obligation is met during the years December 31, 2023, 2024, 2025, 2026 and 2027 in the amount of $54,696, $13,713, $7,994, $3,897, and $1,780, respectively. The Company expects to recognize the deferred revenue of $3,361 after December 31, 2027.
During the years ended December 31, 2022, 2021, and 2020, the Company recognized revenue of $37,254, $39,906, and $38,330 that was recorded as deferred revenue at the beginning of each period, respectively.
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
The capitalized costs to fulfill a contract were $5,990 and $1,605 as of December 31, 2022 and 2021, respectively, and are recorded in prepaid expenses and other assets in the consolidated balance sheets. During the years ended December 31, 2022, 2021, and 2020, the Company recognized expenses of $3,117, $580, and $405 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during years ended December 31, 2022, 2021, and 2020.

NOTE 16 — INCOME TAXES
The Company’s provision for income taxes consists of the following during the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$15,793	$67,322	$4,730
State	(1,053)	30,036	3,297
Foreign	1,638	4,796	5,344
Total current provision	16,378	102,154	13,371
Deferred:
Federal	(60,736)	42,734	41,979
State	(19,544)	17,824	18,518
Foreign	46	1,248	1,572
Total deferred	(80,234)	61,806	62,069
Total (benefit from) provision for income taxes	$(63,856)	$163,960	$75,440
A reconciliation of the federal statutory rate of 21.0% to the effective tax rate for income before income taxes is as follows during the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Provision for income taxes at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	7.2%	6.5%	6.3%
Noncontrolling interest tax differential	0.6%	0.1%	(0.1%)
Employee stock based compensation	1.7%	(1.1%)	(2.2%)
Other	(1.5%)	0.2%	2.0%
Effective income tax rate	29.0%	26.7%	27.0%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax assets:
Accrued liabilities and other	$19,942	$8,286
Mandatorily redeemable noncontrolling interests	1,190	1,190
Other	42	649
State taxes	—	5,321
Share based payments	14,346	6,871
Foreign tax and other tax credit carryforwards	—	490
Capital loss carryforward	66,308	62,539
Net operating loss carryforward	39,801	32,445
Total deferred tax assets	141,629	117,791

Deferred tax liabilities:
Deductible goodwill and other intangibles	(44,155)	(5,129)
State taxes	(3,839)	—
Depreciation	(4,087)	(1,592)
Deferred revenue	(15,967)	(116,631)
Other	(15,574)	(6,483)
Total deferred tax liabilities	(83,622)	(129,835)

Net deferred tax assets	58,007	(12,044)
Valuation allowance	(83,577)	(78,163)
Net deferred tax liabilities	$(25,570)	$(90,207)

Deferred tax assets, net	$3,978	$2,848
Deferred tax liabilities, net	(29,548)	(93,055)
Net deferred tax liabilities	$(25,570)	$(90,207)
During the years ended December 31, 2022, 2021, and 2020, the Company's loss before income taxes of $220,450, income before income taxes of $614,762, and $279,457 includes a United States component of loss before income taxes of $229,174, income before income taxes of $598,882, and $264,654 and a foreign component comprised of income before income taxes of $8,724, $15,880, and $14,803, respectively. As of December 31, 2022, the Company had federal net operating loss carryforwards of $55,349 and state net operating loss carryforwards of $46,981. During the years ended December 31, 2022, 2021, and 2020, the Company recorded a benefit in the provision for income taxes related to federal and state net operating loss carryforwards in the amount of $1,820, $1,527, and $1,313, respectively. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2033 through December 31, 2038, the state net operating loss carryforwards will expire in tax years commencing in December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss, and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2022, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The valuation allowance increased by $5,414 during the year ended December 31, 2022. The Company does not believe that it is more likely than not that it will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $66,308 against these deferred tax assets.
As of December 31, 2022, the Company had gross unrecognized tax benefits totaling $16,146 all of which would have an impact on the Company’s effective income tax rate, if recognized. A reconciliation of the amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows:

Year Ended December 31, 2022
Beginning balance	$10,826
Additions for current year tax positions	7,129
Reductions for prior year tax positions	(1,766)
Reductions due to lapse in statutes of limitations	(43)
Ending balance	$16,146
The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain federal, state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments, and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2019 to 2022.
As of December 31, 2022, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $34 within the next 12 months due to expiration of statute of limitations.
During the year ended December 31, 2022, the Company had accrued interest and penalties relating to uncertain tax positions of $531 and $4,785 for UOL and magicJack, respectively, all of which was included in income taxes payable. During the year ended December 31, 2022, the Company recorded a net benefit of $39 and $702 for UOL and magicJack, respectively, related to interest and penalties for uncertain tax positions primarily due to the lapse in statute of limitations.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases if stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of public traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of excise tax is generally 1% of the fair market value of the shares repurchased at the time of repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Company does not expect the IR Act to have a material impact on its financial position and result of operations.
NOTE 17 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Remeasurements to the carrying value of the redeemable noncontrolling interests in equity of subsidiaries are not deemed to be a dividend (see Note 3(w)). According to ASC 480 - Distinguishing Liabilities from Equity, there is no impact on earnings per share in the computation of basic and diluted earnings per share to common shareholders for changes in the carrying value of the redeemable noncontrolling interests in equity, when such changes in carrying value which in substance approximates fair value.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,651,011, 1,639,310, and 1,445,301 during the years ended December 31, 2022, 2021, and 2020, respectively, because to do so would have been anti-dilutive.
Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Net (loss) income attributable to B. Riley Financial, Inc.	$(159,829)	$445,054	$205,148
Preferred stock dividends	(8,008)	(7,457)	(4,710)
Net (loss) income applicable to common shareholders	$(167,837)	$437,597	$200,438

Weighted average common shares outstanding:
Basic	28,188,530	27,366,292	25,607,278
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	1,514,728	901,119
Contingently issuable shares	—	124,582	—
Diluted	28,188,530	29,005,602	26,508,397

Basic (loss) income per common share	$(5.95)	$15.99	$7.83
Diluted (loss) income per common share	$(5.95)	$15.09	$7.56
NOTE 18 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31, 2022	December 31, 2021
Accrued payroll and related expenses	$86,798	$107,904
Dividends payable	33,923	28,486
Income taxes payable	14,760	39,776
Other tax liabilities	23,426	20,106
Contingent consideration	31,046	—
Accrued expenses	68,180	96,250
Other liabilities	64,841	51,228
Accrued expenses and other liabilities	$322,974	$343,750
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, customer deposits, and accrued legal fees.
NOTE 19 — COMMITMENTS AND CONTINGENCIES
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
(b) Babcock & Wilcox Commitments and Guarantee
On June 30, 2021, the Company agreed to guaranty (the “B. Riley Guaranty”) up to $110,000 of obligations that Babcock & Wilcox Enterprises, Inc. (“B&W”) may owe to providers of cash collateral pledged in connection with B&W’s debt financing. The B. Riley Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of B&W’s obligations under a reimbursement agreement with respect to such cash collateral. B&W will pay the Company $935 per annum in connection with the B. Riley Guaranty. B&W has agreed to reimburse the Company to the extent the B. Riley Guaranty is called upon. As of December 31, 2022, the B. Riley Guaranty was in respect of up to $100,000 of B&W obligations after B&W made paydowns of $10,000 during the year ended December 31, 2022.
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
(c) Other Commitments
On June 19, 2020, the Company participated in a loan facility agreement to provide a total loan commitment up to €33,000 to a retailer in Europe. The Company made an initial funding of €6,600 in July 2020 and no additional borrowings were made after the initial funding. The On December 29, 2021, the availability period under the loan expired, leaving no outstanding commitments under the facility as of December 31, 2021. The loan was repaid in full on March 28, 2022.
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
NOTE 20 — SHARE-BASED PAYMENTS
2021 Stock Incentive Plan
On May 27, 2021, the 2021 Stock Incentive Plan (the “2021 Plan”) replaced the Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”) and replaced the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”). Equity awards previously granted or available for issuance under the 2009 Plan and FBR Stock Plan are now included in the 2021 Plan activity reported below.
Share-based compensation expense for restricted stock units under the 2021 Plan was $60,520, $35,253, and $18,211 during the years ended December 31, 2022, 2021, and 2020, respectively. During the year ended December 31, 2022, in connection with employee stock incentive plans the Company granted 728,056 restricted stock units with a total grant date fair value of $38,946 and 144,891 performance stock units with a total grant date fair value of $5,643. During the year ended December 31, 2021, in connection with employee stock incentive plans the Company granted 531,486 restricted stock units with a total grant date fair value of $36,296 and 2,098,540 performance stock units with a total grant date fair value of $72,429.
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
As of December 31, 2022, the expected remaining unrecognized share-based compensation expense of $66,425 was to be expensed over a weighted average period of 1.3 years. As of December 31, 2021, the expected remaining unrecognized share-based compensation expense of $87,822 was to be expensed over a weighted average period of 1.9 years.
A summary of equity incentive award activity during the years ended December 31, 2022 and 2021 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2020	1,117,342	$19.59
Granted	2,630,026	50.78
Vested	(562,609)	20.00
Forfeited	(16,402)	37.60
Nonvested at December 31, 2021	3,168,357	$52.84
Granted	872,947	51.08
Vested	(571,448)	36.98
Forfeited	(94,229)	57.46
Nonvested at December 31, 2022	3,375,627	$54.66
During the years ended December 31, 2022 and 2021, the per-share weighted average grant-date fair value of restricted stock units granted was $53.49 and $68.29, respectively. During the years ended December 31, 2022 and 2021, the per-share weighted average grant-date fair value of performance stock units granted was $38.95 and $34.51, respectively. During the years ended December 31, 2022 and 2021, the total fair value of shares vested was $21,132 and $11,251, respectively.

As discussed in Note 4, there were 215,876 stock options with a fair value of $5,749 issued as part of the consideration for the purchase price of Targus. All of these options were exercised during the fourth quarter of 2022 and there are no stock options outstanding as of December 31, 2022.
NOTE 21 — BENEFIT PLANS AND CAPITAL TRANSACTIONS
(a) Employee Benefit Plans
The Company maintains qualified defined contribution 401(k) plans, which cover substantially all of its U.S. employees. Under the plans, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan documents permit annual discretionary contributions from the Company. Employer contributions in the amount of $2,550, $2,125 and $1,565 were made during the years ended December 31, 2022, 2021, and 2020, respectively.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan, share based compensation was $369, $758 and $377 during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, there were 362,986 and 450,717 shares, respectively, reserved for issuance under the Purchase Plan.

(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2022, the Company repurchased 183,257 shares of its common stock for $6,517, which represents an average price of $35.56 per common share. The shares repurchased under the program were retired. On March 3, 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases of up to $50,000 of the Company's outstanding common shares and expires in October 2023. On October 31, 2022, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of the Company's outstanding common shares and expires in October 2023. On October 25, 2021, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of the Company's outstanding common shares and expired in October 2022.
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
During the years ended December 31, 2022 and 2021, the Company issued depositary shares equivalent to 20 and 233 shares, respectively, of the Series A Preferred Stock through ATM sales. There were 2,834 and 2,814 shares issued and outstanding as of December 31, 2022 and 2021, respectively. Total liquidation preference for the Series A Preferred Stock as of December 31, 2022 and 2021, was $70,854 and $70,362, respectively. Dividends on the Series A preferred paid during the years ended December 31, 2022 and 2021, were $1.71875 per depositary share.
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
During the years ended December 31, 2022 and 2021, the Company issued depositary shares equivalent to 13 and 307 shares, respectively, of the Series B Preferred Stock through ATM sales. There were 1,710 shares and 1,697 shares issued and outstanding as of December 31, 2022, and 2021, respectively. Total liquidation preference for the Series B Preferred Stock as of December 31, 2022 and 2021, was $42,761 and $42,428, respectively. Dividends on the Series B preferred paid during the years ended December 31, 2022 and 2021, were $1.84375 per depositary share.
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
(e) Dividends
From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2022, 2021, and 2020, the Company paid cash dividends on its common stock of $119,454, $347,135, and $38,792, respectively. On February 22, 2023, the Company declared a regular quarterly dividend of $1.00 per share, which will be paid on or about March 23, 2023 to stockholders of record as of March 10, 2023. On October 28, 2021, the Board of Directors announced an increase to the regular quarterly dividend from $0.50 per share to $1.00 per share. While it is the Board’s current intention to make regular dividend payments of $1.00 per share each quarter and special dividend payments dependent upon certain circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of our common stock dividend activity during the years ended December 31, 2022, 2021, and 2020 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
November 3, 2022	November 29, 2022	November 15, 2022	$1.000	$—	$1.000
July 28, 2022	August 23, 2022	August 11, 2022	1.000	—	1.000
April 28, 2022	May 20, 2022	May 11, 2022	1.000	—	1.000
February 23, 2022	March 23, 2022	March 9, 2022	1.000	—	1.000
October 28, 2021	November 23, 2021	November 9, 2021	1.000	3.000	4.000
July 29, 2021	August 26, 2021	August 13, 2021	0.500	1.500	2.000
May 3, 2021	May 28, 2021	May 17, 2021	0.500	2.500	3.000
February 25, 2021	March 24, 2021	March 10, 2021	0.500	3.000	3.500
October 28, 2020	November 24, 2020	November 10, 2020	0.375	—	0.375
July 30, 2020	August 28, 2020	August 14, 2020	0.300	0.050	0.350
May 8, 2020	June 10, 2020	June 1, 2020	0.250	—	0.250
March 3, 2020	March 31, 2020	March 17, 2020	0.250	0.100	0.350
Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of December 31, 2022 and 2021, dividends in arrears in respect of the Depositary Shares were $812 and $806, respectively. On January 9, 2023, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on January 31, 2023 to holders of record as of the close of business on January 20, 2023.
Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of December 31, 2022 and 2021, dividends in arrears in respect of the Depositary Shares were $526 and $522, respectively. On January 9, 2023, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on January 31, 2023 to holders of record as of the close of business on January 20, 2023.

A summary of our preferred stock dividend activity during the years ended December 31, 2022, 2021, and 2020 was as follows:

			Preferred Dividend per Depositary Share
Date Declared	Date Paid	Stockholder Record Date	Series A	Series B
October 10, 2022	October 31, 2022	October 21, 2022	$0.4296875	$0.4609375
July 7, 2022	July 29, 2022	July 19, 2022	0.4296875	0.4609375
April 7, 2022	April 29, 2022	April 19, 2022	0.4296875	0.4609375
January 10, 2022	January 31, 2022	January 21, 2022	0.4296875	0.4609375
October 6, 2021	November 1, 2021	October 21, 2021	0.4296875	0.4609375
July 8, 2021	August 2, 2021	July 21, 2021	0.4296875	0.4609375
April 5, 2021	April 30, 2021	April 20, 2021	0.4296875	0.4609375
January 11, 2021	January 29, 2021	January 21, 2021	0.4296875	0.4609375
October 8, 2020	October 31, 2020	October 21, 2020	0.4296875	0.4609375
July 7, 2020	July 31, 2020	July 21, 2020	0.4296875	—
April 13, 2020	April 30, 2020	April 23, 2020	0.4296875	—
January 9, 2020	January 31, 2020	January 21, 2020	0.4296875	—
NOTE 22 — NET CAPITAL REQUIREMENTS
B. Riley Securities (“BRS”) and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, to not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2022, BRS had net capital of $175,503, which was $169,458 in excess of its required minimum net capital of $6,045 and BRWM had net capital of $11,144, which was $8,615 in excess of its required minimum net capital of $2,529. As of December 31, 2021, BRS had net capital of $277,611, which was $265,093 in excess of its required minimum net capital of $12,518 and BRWM had net capital of $13,833, which was $12,819 in excess of its required minimum net capital of $1,014.
NOTE 23 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds.
As of December 31, 2022, amounts due from related parties of $1,081 included were from the Funds for management fees and other operating expenses. As of December 31, 2021, amounts due from related parties of $2,306 included $621 from the Funds for management fees and other operating expenses and $1,635 due from CA Global for operating expenses related to wholesale and industrial liquidation engagements managed by CA Global on behalf of GA Global Partners.
During the years ended December 31, 2021 and 2020, the Company recorded interest expense of $525 and $1,710, respectively, related to loan participations sold to BRC Partners Opportunity Fund, LP (“BRCPOF”), a private equity fund managed by one of its subsidiaries. There were no loan participations sold or related interest expense to BRCPOF during the year ended December 31, 2022. The Company also recorded commission income of $555 and $568 from introducing trades on behalf of BRCPOF during the years ended December 31, 2021 and 2020, respectively. There was no commission income from introducing traders on behalf of BRCPOF during the year ended December 31, 2022. Our executive officers and members of our board of directors had 47.2% and 55.8% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 27.8% and 31.8% in the BRCPOF as of December 31, 2022 and 2021, respectively.

In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. During the years ended December 31, 2022, 2021, and 2020, management fees paid for investment advisory services by Whitehawk was $1,173, $1,729, and $1,214, respectively.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:
Babcock and Wilcox
The Company had a last-out term loan receivable due from B&W that is included in loans receivable, at fair value with a fair value of $176,191 as of December 31, 2020. On June 1, 2021, the Company agreed to settle the outstanding balance and accrued interest on the last-out term loan receivable in exchange for $848 and 2,916,880 shares of B&W’s 7.75% Series A Cumulative Perpetual Preferred Stock.
During the years ended December 31, 2022, 2021, and 2020, the Company earned $154, $15,766, and $2,486, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
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
The Company is also a party to indemnification agreements for the benefit of B&W, and the B. Riley Guaranty, each as disclosed above in Note 19 – Commitments and Contingencies.
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company has loans receivable due from The Arena Group Holdings, Inc. (fka the Maven, Inc.) (“Arena”) included in loans receivable, at fair value of $98,729 and $69,835 as of December 31, 2022 and 2021, respectively. Interest on these loans is payable at 10.0% per annum with maturity dates through December 2023. During the year ended December 31, 2022, the Company earned $2,023 in underwriting and financial advisory and other fees from Arena in connection with Arena's capital raising activities.
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
Faze Clan

On March 9, 2022, the Company loaned $10,000 to Faze Clan, Inc. (“Faze”) pursuant to a bridge credit agreement (the “Bridge Agreement”). On April 25, 2022, the Company loaned an additional $10,000 pursuant to the Bridge Agreement. All principal and accrued interest pursuant to the Bridge Agreement was repaid upon closing of Faze’s business combination (the “Business Combination”) with BRPM 150, which following the Business Combination changed its name to Faze Holdings. As a result of the Business Combination, BRPM 150 is no longer a VIE of the Company. On July 19, 2022, in connection with the Business Combination, the Company purchased 5,342,500 shares of Faze Holdings Class A common stock for $10.00 per share. During the year ended December 31, 2022, the Company earned $41,885 of incentive fees for the de-consolidation of BRPM 150 and $9,632 of underwriting and financial advisory fees from Faze and BRPM 150 in connection with the Business Combination and capital raising activities.

Lingo
On May 31, 2022, the Company converted $17,500 of a loan receivable with Lingo Management, LLC (“Lingo”) into equity and the Company's ownership interest in Lingo increased from 40% to 80%. This resulted in the consolidation of Lingo as more fully discussed in Note 1.
Targus
On October 18, 2022, the Company acquired all of the issued and outstanding shares of Targus for total purchase consideration of $247,546 as more fully discussed in Note 4. At the time of the acquisition, the chief executive officer of Targus was also a member of the Company’s board of directors. Upon closing the acquisition, the individual resigned from the Company’s board of directors and continues to serve as the chief executive officer of Targus.

Other
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the years ended December 31, 2022 and 2021, the Company earned $4,168 and $26,236, respectively, of fees related to these services.
NOTE 24 — BUSINESS SEGMENTS
The Company’s business is classified into six reportable operating segments: the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Communications segment, and Consumer segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure. During the fourth quarter of 2022, the Company realigned its segment reporting structure to reflect organizational changes from recent acquisitions and the manner in which capital is allocated. The Consumer segment includes the previously reported Brands segment and Targus, which the Company acquired in the fourth quarter of 2022. The Company has also re-aligned its previously reported Principal Investments - Communications and Other segment into the Communications segment and the All Other category that is reported with Corporate and Other below.
The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2022	2021	2020
		(As Restated)	(As Restated)
Capital Markets segment:
Revenues - Services and fees	$292,933	$555,585	$318,714
Trading (loss) income and fair value adjustments on loans	(206,150)	212,922	55,873
Interest income - Loans and securities lending	240,813	122,723	102,499
Total revenues	327,596	891,230	477,086
Selling, general and administrative expenses	(171,006)	(345,455)	(198,962)
Restructuring charge	—	—	(917)
Interest expense - Securities lending and loan participations sold	(66,495)	(52,631)	(42,451)
Depreciation and amortization	(8,493)	(2,136)	(2,386)
Segment (loss) income	81,602	491,008	232,370
Wealth Management segment:
Revenues - Services and fees	230,735	374,361	72,345
Trading income and fair value adjustments	3,522	7,623	804
Total revenues	234,257	381,984	73,149
Selling, general and administrative expenses	(258,134)	(357,130)	(68,368)
Restructuring charge	(4,955)	—	—
Depreciation and amortization	(5,488)	(8,920)	(1,880)

	Year Ended December 31,
	2022	2021	2020
Segment (loss) income	(34,320)	15,934	2,901
Auction and Liquidation segment:
Revenues - Services and fees	12,581	20,169	63,101
Revenues - Sale of goods	56,928	53,348	25,663
Interest Income - Loan	4,587	—	—
Total revenues	74,096	73,517	88,764
Direct cost of services	(23,920)	(30,719)	(40,730)
Cost of goods sold	(17,893)	(20,675)	(9,766)
Selling, general and administrative expenses	(19,683)	(14,069)	(12,357)
Restructuring charge	—	—	(140)
Depreciation and amortization	—	—	(2)
Segment income	12,600	8,054	25,769
Financial Consulting segment:
Revenues - Services and fees	98,508	94,312	91,622
Selling, general and administrative expenses	(81,891)	(77,062)	(68,232)
Restructuring charge	—	—	(500)
Depreciation and amortization	(305)	(356)	(347)
Segment income	16,312	16,894	22,543
Communications segment:
Revenues - Services and fees	228,129	88,490	83,666
Revenues - Sale of goods	7,526	4,857	3,472
Total revenues	235,655	93,347	87,138
Direct cost of services	(108,686)	(23,671)	(19,721)
Cost of goods sold	(8,592)	(6,278)	(2,694)
Selling, general and administrative expenses	(64,836)	(25,493)	(20,352)
Depreciation and amortization	(19,165)	(10,747)	(11,011)
Restructuring charge	(4,056)	—	—
Segment income	30,320	27,158	33,360
Consumer segment:
Revenues - Services and fees	18,940	20,308	16,458
Revenues - Sale of goods	77,821	—	—
Total revenues	96,761	20,308	16,458
Cost of goods sold	(52,162)	—	—
Selling, general and administrative expenses	(18,458)	(3,178)	(2,889)
Depreciation and amortization	(4,279)	(2,745)	(2,858)
Impairment of tradenames	—	—	(12,500)
Segment income	21,862	14,385	(1,789)
Consolidated operating income from reportable segments	128,376	573,433	315,154
All Other:
Revenues - Services and fees	13,797	—	—
Corporate and other expenses	(72,725)	(58,905)	(38,893)
Interest income	2,735	229	564
Dividend income	35,874	19,732	21,163
Realized and unrealized gains (losses) on investments	(201,079)	166,131	47,341

	Year Ended December 31,
	2022	2021	2020
Change in fair value of financial instruments and other	10,188	3,796	—
Income (loss) on equity method investments	3,570	2,801	(623)
Interest expense	(141,186)	(92,455)	(65,249)
(Loss) income before income taxes	(220,450)	614,762	279,457
Benefit from (provision for) income taxes	63,856	(163,960)	(75,440)
Net (loss) income	(156,594)	450,802	204,017
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	3,235	5,748	(1,131)
Net (loss) income attributable to B. Riley Financial, Inc.	(159,829)	445,054	205,148
Preferred stock dividends	8,008	7,457	4,710
Net (loss) income available to common shareholders	$(167,837)	$437,597	$200,438

The following table presents revenues by geographical area:

	Year Ended December 31,
	2022	2021	2020
		(As Restated)	(As Restated)
Revenues:
Revenues - Services and fees:
North America	$888,679	$1,148,751	$619,964
Australia	—	—	664
Europe	6,944	4,474	25,278
Total Revenues - Services and fees	895,623	1,153,225	645,906

Trading (loss) income and fair value adjustments on loans
North America	(202,628)	220,545	56,677

Revenues - Sale of goods
North America	51,899	12,130	6,788
Australia	4,903	—	—
Europe and Middle East	75,413	46,075	22,347
Asia	7,970	—	—
Latin America	2,090	—	—
Total Revenues - Sale of Goods	142,275	58,205	29,135

Revenues - Interest income - Loans and securities lending:
North America	240,813	122,723	102,499
Europe	4,587	—	—
	245,400	122,723	102,499
Total Revenues:
North America	978,763	1,504,149	785,928
Australia	4,903	—	664
Europe and Middle East	86,944	50,549	47,625
Asia	7,970	—	—
Latin America	2,090	—	—
Total Revenues	$1,080,670	$1,554,698	$834,217
The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	December 31, 2022	December 31, 2021
Long-lived Assets - Property and Equipment, net:
North America	$26,276	$12,870
Europe	577	—
Asia Pacific	162	—
Australia	126	—
Total	$27,141	$12,870
Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
As previously disclosed in Note 2, in connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2022, the Company identified a classification error of dividend income and realized and unrealized gains (losses) on certain investments within revenue. As a result of this classification error, the Company has restated its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021, three and six months ended June 30, 2022 and 2021, and three and nine months ended September 30, 2022 and 2021. The classification error had no impact on the Company's consolidated balance sheet, consolidated statements of equity, cash flows, net income, or earnings per share for the foregoing periods.
The following tables represent our restated unaudited condensed consolidated financial statements for each quarter-to-date and year-to-date interim period within the nine months ended September 30, 2022 and the year ended December 31, 2021 and at each interim period therein. The 2022 quarterly restatements will be effective with the filing of our future 2023 unaudited interim condensed consolidated financial statement filings in Quarterly Reports on Form 10-Q.
The financial information as previously reported for the quarters ended September 30, 2022, June 30, 2022, and March 31, 2022 were derived from our Quarterly Reports on Form 10-Q filed on November 4, 2022, July 29, 2022, and May 6, 2022, respectively. The financial information as previously reported for the quarter ended December 31, 2021 were derived from our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022.
For the quarterly periods during the year ended December 31, 2022
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

		As Restated
	December 31, 2022	September 30, 2022		June 30, 2022		March 31, 2022
	Three Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended

Revenues:
Services and fees	$243,837	$257,310	$651,786	$191,662	$394,476	$202,814
Trading (loss) income and fair value adjustments on loans	(58,670)	(6,917)	(143,958)	(117,763)	(137,041)	(19,278)
Interest income - Loans and securities lending	62,545	57,594	182,855	63,835	125,261	61,426
Sale of goods	134,380	4,130	7,895	1,887	3,765	1,878
Total revenues	382,092	312,117	698,578	139,621	386,461	246,840

Operating expenses:
Direct cost of services	68,496	44,523	73,959	17,785	29,436	11,651
Cost of goods sold	71,313	3,089	7,334	1,994	4,245	2,251
Selling, general and administrative expenses	208,552	163,727	506,062	167,136	342,335	175,199
Restructuring charge	995	8,016	8,016	—	—	—

Interest expense - Securities lending and loan participations sold	22,738	17,447	43,757	14,544	26,310	11,766
Total operating expenses	372,094	236,802	639,128	201,459	402,326	200,867
Operating (loss) income	9,998	75,315	59,450	(61,838)	(15,865)	45,973

Other income (expense):
Interest income	1,482	686	1,253	500	567	67
Dividend income	9,595	9,175	26,279	9,243	17,104	7,861
Realized and unrealized gains (losses) on investments	(64,874)	19,071	(136,205)	(106,164)	(155,276)	(49,112)
Change in fair value of financial instruments and other	460	(574)	9,728	4,321	10,302	5,981
Income (loss) from equity method investments	285	(91)	3,285	(3,399)	3,376	6,775
Interest expense	(44,399)	(34,587)	(96,787)	(31,764)	(62,200)	(30,436)
(Loss) income before income taxes	(87,453)	68,995	(132,997)	(189,101)	(201,992)	(12,891)
Benefit from (provision for) income taxes	23,998	(16,350)	39,858	52,513	56,208	3,695
Net (loss) income	(63,455)	52,645	(93,139)	(136,588)	(145,784)	(9,196)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(6,010)	4,808	9,245	3,571	4,437	866
Net (loss) income attributable to B. Riley Financial, Inc.	(57,445)	47,837	(102,384)	(140,159)	(150,221)	(10,062)
Preferred stock dividends	2,002	2,002	6,006	2,002	4,004	2,002
Net (loss) income available to common shareholders	$(59,447)	$45,835	$(108,390)	$(142,161)	$(154,225)	$(12,064)

Basic (loss) income per common share	$(2.08)	$1.62	$(3.86)	$(5.07)	$(5.52)	$(0.43)
Diluted (loss) income per common share	$(2.08)	$1.53	$(3.86)	$(5.07)	$(5.52)	$(0.43)

Weighted average basic common shares outstanding	28,545,714	28,293,064	28,068,160	28,051,570	27,953,845	27,855,033
Weighted average diluted common shares outstanding	28,545,714	29,968,417	28,068,160	28,051,570	27,953,845	27,855,033

For the quarterly periods during the year ended December 31, 2021
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	As Restated
	December 31, 2021	September 30, 2021		June 30, 2021		March 31, 2021
	Three Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended

Revenues:
Services and fees	$308,062	$295,561	$845,163	$262,607	$549,602	$286,995
Trading income and fair value adjustments on loans	54,848	34,892	165,697	18,411	130,805	112,394
Interest income - Loans and securities lending	33,443	26,869	89,280	25,491	62,411	36,920
Sale of goods	3,961	34,959	54,244	12,457	19,285	6,828
Total revenues	400,314	392,281	1,154,384	318,966	762,103	443,137

Operating expenses:
Direct cost of services	12,955	18,019	41,435	12,094	23,416	11,322
Cost of goods sold	5,559	12,442	21,394	3,626	8,952	5,326
Selling, general and administrative expenses	270,712	244,218	635,484	199,922	391,266	191,344
Interest expense - Securities lending and loan participations sold	12,362	10,097	40,269	10,983	30,172	19,189
Total operating expenses	301,588	284,776	738,582	226,625	453,806	227,181
Operating income	98,726	107,505	415,802	92,341	308,297	215,956

Other income (expense):
Interest income	54	70	175	56	105	49
Dividend income	7,786	5,936	11,946	3,536	6,010	2,474
Realized and unrealized gains (losses) on investments	14,010	(16,695)	152,121	14,268	168,816	154,548

Change in fair value of financial instruments and other	(4,471)	1,758	8,267	6,509	6,509	—
Income (loss) from method equity investments	1,629	1,149	1,172	(852)	23	875
Interest expense	(26,441)	(25,372)	(66,014)	(20,856)	(40,642)	(19,786)
Income before income taxes	91,293	74,351	523,469	95,002	449,118	354,116
Provision for income taxes	(23,847)	(22,693)	(140,113)	(19,902)	(117,420)	(97,518)
Net income	67,446	51,658	383,356	75,100	331,698	256,598
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	3,274	1,108	2,474	(576)	1,366	1,942
Net income attributable to B. Riley Financial, Inc.	64,172	50,550	380,882	75,676	330,332	254,656
Preferred stock dividends	1,990	1,929	5,467	1,789	3,538	1,749
Net income available to common shareholders	$62,182	$48,621	$375,415	$73,887	$326,794	$252,907

Basic income per common share	$2.26	$1.76	$13.75	$2.70	$12.03	$9.38
Diluted income per common share	$2.08	$1.69	$13.07	$2.58	$11.39	$8.81

Weighted average basic common shares outstanding	27,569,188	27,570,716	27,297,917	27,344,184	27,159,257	26,972,275
Weighted average diluted common shares outstanding	29,840,704	28,794,066	28,726,492	28,668,465	28,690,444	28,710,368

For the three months ended September 30, 2022
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Three Months Ended September 30, 2022
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$266,485	$(9,175)	(a)	$257,310
Trading (loss) income and fair value adjustments on loans	12,154	(19,071)	(b)	(6,917)
Interest income - Loans and securities lending	57,594	—		57,594
Sale of goods	4,130	—		4,130
Total revenues	340,363	(28,246)		312,117

Operating expenses:
Direct cost of services	44,523	—		44,523
Cost of goods sold	3,089	—		3,089
Selling, general and administrative expenses	163,727	—		163,727
Restructuring charge	8,016	—		8,016
Interest expense - Securities lending and loan participations sold	17,447	—		17,447
Total operating expenses	236,802	—		236,802
Operating income (loss)	103,561	(28,246)		75,315

Other income (expense):
Interest income	686	—		686
Dividend income	—	9,175	(a)	9,175
Realized and unrealized gains (losses) on investments	—	19,071	(b)	19,071
Change in fair value of financial instruments and other	(574)	—		(574)
Loss from equity method investments	(91)	—		(91)
Interest expense	(34,587)	—		(34,587)
Income before income taxes	68,995	—		68,995
Provision for income taxes	(16,350)	—		(16,350)
Net income	52,645	—		52,645
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	4,808	—		4,808
Net income attributable to B. Riley Financial, Inc.	47,837	—		47,837
Preferred stock dividends	2,002	—		2,002
Net income available to common shareholders	$45,835	$—		$45,835

Basic income per common share	$1.62			$1.62
Diluted income per common share	$1.53			$1.53

Weighted average basic common shares outstanding	28,293,064			28,293,064
Weighted average diluted common shares outstanding	29,968,417			29,968,417
(a) To reclassify dividends received from investments from Services and fees to Dividend income.
(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

For the nine months ended September 30, 2022
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Nine Months Ended September 30, 2022
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$678,065	$(26,279)	(a)	$651,786
Trading (loss) income and fair value adjustments on loans	(280,163)	136,205	(b)	(143,958)
Interest income - Loans and securities lending	182,855	—		182,855
Sale of goods	7,895	—		7,895
Total revenues	588,652	109,926		698,578

Operating expenses:
Direct cost of services	73,959	—		73,959
Cost of goods sold	7,334	—		7,334
Selling, general and administrative expenses	506,062	—		506,062
Restructuring charge	8,016	—		8,016
Interest expense - Securities lending and loan participations sold	43,757	—		43,757
Total operating expenses	639,128	—		639,128
Operating (loss) income	(50,476)	109,926		59,450

Other income (expense):
Interest income	1,253	—		1,253
Dividend income	—	26,279	(a)	26,279
Realized and unrealized gains (losses) on investments	—	(136,205)	(b)	(136,205)
Change in fair value of financial instruments and other	9,728	—		9,728
Income from equity method investments	3,285	—		3,285
Interest expense	(96,787)	—		(96,787)
Loss before income taxes	(132,997)	—		(132,997)
Benefit from income taxes	39,858	—		39,858
Net loss	(93,139)	—		(93,139)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	9,245	—		9,245
Net loss attributable to B. Riley Financial, Inc.	(102,384)	—		(102,384)
Preferred stock dividends	6,006	—		6,006
Net loss available to common shareholders	$(108,390)	$—		$(108,390)

Basic loss per common share	$(3.86)			$(3.86)
Diluted loss per common share	$(3.86)			$(3.86)

Weighted average basic common shares outstanding	28,068,160			28,068,160
Weighted average diluted common shares outstanding	28,068,160			28,068,160
(a) To reclassify dividends received from investments from Services and fees to Dividend income.
(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

For the three months ended June 30, 2022
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Three Months Ended June 30, 2022
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$200,905	$(9,243)	(a)	$191,662
Trading (loss) income and fair value adjustments on loans	(223,927)	106,164	(b)	(117,763)
Interest income - Loans and securities lending	63,835	—		63,835
Sale of goods	1,887	—		1,887
Total revenues	42,700	96,921		139,621

Operating expenses:
Direct cost of services	17,785	—		17,785
Cost of goods sold	1,994	—		1,994
Selling, general and administrative expenses	167,136	—		167,136
Interest expense - Securities lending and loan participations sold	14,544	—		14,544
Total operating expenses	201,459	—		201,459
Operating (loss) income	(158,759)	96,921		(61,838)

Other income (expense):
Interest income	500	—		500
Dividend income	—	9,243	(a)	9,243
Realized and unrealized gains (losses) on investments	—	(106,164)	(b)	(106,164)
Change in fair value of financial instruments and other	4,321	—		4,321
Loss from equity method investments	(3,399)	—		(3,399)
Interest expense	(31,764)	—		(31,764)
Loss before income taxes	(189,101)	—		(189,101)
Benefit from income taxes	52,513	—		52,513
Net loss	(136,588)	—		(136,588)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	3,571	—		3,571
Net loss attributable to B. Riley Financial, Inc.	(140,159)	—		(140,159)
Preferred stock dividends	2,002	—		2,002
Net loss available to common shareholders	$(142,161)	$—		$(142,161)

Basic loss per common share	$(5.07)			$(5.07)
Diluted loss per common share	$(5.07)			$(5.07)

Weighted average basic common shares outstanding	28,051,570			28,051,570
Weighted average diluted common shares outstanding	28,051,570			28,051,570
(a) To reclassify dividends received from investments from Services and fees to Dividend income.
(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

For the six months ended June 30, 2022

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Six Months Ended June 30, 2022
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$411,580	$(17,104)	(a)	$394,476
Trading (loss) income and fair value adjustments on loans	(292,317)	155,276	(b)	(137,041)
Interest income - Loans and securities lending	125,261	—		125,261
Sale of goods	3,765	—		3,765
Total revenues	248,289	138,172		386,461

Operating expenses:
Direct cost of services	29,436	—		29,436
Cost of goods sold	4,245	—		4,245
Selling, general and administrative expenses	342,335	—		342,335
Interest expense - Securities lending and loan participations sold	26,310	—		26,310
Total operating expenses	402,326	—		402,326
Operating (loss) income	(154,037)	138,172		(15,865)

Other income (expense):
Interest income	567	—		567
Dividend income	—	17,104	(a)	17,104
Realized and unrealized gains (losses) on investments	—	(155,276)	(b)	(155,276)
Change in fair value of financial instruments and other	10,302	—		10,302
Income from equity method investments	3,376	—		3,376
Interest expense	(62,200)	—		(62,200)
Loss before income taxes	(201,992)	—		(201,992)
Benefit from income taxes	56,208	—		56,208
Net loss	(145,784)	—		(145,784)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	4,437	—		4,437
Net loss attributable to B. Riley Financial, Inc.	(150,221)	—		(150,221)
Preferred stock dividends	4,004	—		4,004
Net loss available to common shareholders	$(154,225)	$—		$(154,225)

Basic loss per common share	$(5.52)			$(5.52)
Diluted loss per common share	$(5.52)			$(5.52)

Weighted average basic common shares outstanding	27,953,845			27,953,845
Weighted average diluted common shares outstanding	27,953,845			27,953,845
(a) To reclassify dividends received from investments from Services and fees to Dividend income.

(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

For the three months ended March 31, 2022
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Three Months Ended March 31, 2022
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$210,675	$(7,861)	(a)	$202,814
Trading (loss) income and fair value adjustments on loans	(68,390)	49,112	(b)	(19,278)
Interest income - Loans and securities lending	61,426	—		61,426
Sale of goods	1,878	—		1,878
Total revenues	205,589	41,251		246,840

Operating expenses:
Direct cost of services	11,651	—		11,651
Cost of goods sold	2,251	—		2,251
Selling, general and administrative expenses	175,199	—		175,199
Interest expense - Securities lending and loan participations sold	11,766	—		11,766
Total operating expenses	200,867	—		200,867
Operating income	4,722	41,251		45,973

Other income (expense):
Interest income	67	—		67
Dividend income	—	7,861	(a)	7,861
Realized and unrealized gains (losses) on investments	—	(49,112)	(b)	(49,112)
Change in fair value of financial instruments and other	5,981	—		5,981
Income (loss) from equity method investments	6,775	—		6,775
Interest expense	(30,436)	—		(30,436)
Loss before income taxes	(12,891)	—		(12,891)
Benefit from income taxes	3,695	—		3,695
Net loss	(9,196)	—		(9,196)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	866	—		866
Net loss attributable to B. Riley Financial, Inc.	(10,062)	—		(10,062)
Preferred stock dividends	2,002	—		2,002
Net loss available to common shareholders	$(12,064)	$—		$(12,064)

Basic loss per common share	$(0.43)			$(0.43)
Diluted loss per common share	$(0.43)			$(0.43)

Weighted average basic common shares outstanding	27,855,033			27,855,033
Weighted average diluted common shares outstanding	27,855,033			27,855,033
(a) To reclassify dividends received from investments from Services and fees to Dividend income.
(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

For the three months ended December 31, 2021

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Three Months Ended December 31, 2021
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$315,848	$(7,786)	(a)	$308,062
Trading income (loss) and fair value adjustments on loans	68,858	(14,010)	(b)	54,848
Interest income - Loans and securities lending	33,443	—		33,443
Sale of goods	3,961	—		3,961
Total revenues	422,110	(21,796)		400,314

Operating expenses:
Direct cost of services	12,955	—		12,955
Cost of goods sold	5,559	—		5,559
Selling, general and administrative expenses	270,712	—		270,712
Interest expense - Securities lending and loan participations sold	12,362	—		12,362
Total operating expenses	301,588	—		301,588
Operating income (loss)	120,522	(21,796)		98,726

Other income (expense):
Interest income	54	—		54
Dividend income	—	7,786	(a)	7,786
Realized and unrealized gains (losses) on investments	—	14,010	(b)	14,010
Change in fair value of financial instruments and other	(4,471)	—		(4,471)
Income from equity method investments	1,629	—		1,629
Interest expense	(26,441)	—		(26,441)
Income before income taxes	91,293	—		91,293
Provision for income taxes	(23,847)	—		(23,847)
Net income	67,446	—		67,446
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	3,274	—		3,274
Net income attributable to B. Riley Financial, Inc.	64,172	—		64,172
Preferred stock dividends	1,990	—		1,990
Net income available to common shareholders	$62,182	$—		$62,182

Basic income per common share	$2.26			$2.26
Diluted income per common share	$2.08			$2.08

Weighted average basic common shares outstanding	27,569,188			27,569,188
Weighted average diluted common shares outstanding	29,840,704			29,840,704
(a) To reclassify dividends received from investments from Services and fees to Dividend income.

(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

For the three months ended September 30, 2021
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Three Months Ended September 30, 2021
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$301,497	$(5,936)	(a)	$295,561
Trading income and fair value adjustments on loans	18,197	16,695	(b)	34,892
Interest income - Loans and securities lending	26,869	—		26,869
Sale of goods	34,959	—		34,959
Total revenues	381,522	10,759		392,281

Operating expenses:
Direct cost of services	18,019	—		18,019
Cost of goods sold	12,442	—		12,442
Selling, general and administrative expenses	244,218	—		244,218
Interest expense - Securities lending and loan participations sold	10,097	—		10,097
Total operating expenses	284,776	—		284,776
Operating income	96,746	10,759		107,505

Other income (expense):
Interest income	70	—		70
Dividend income	—	5,936	(a)	5,936
Realized and unrealized gains (losses) on investments	—	(16,695)	(b)	(16,695)
Change in fair value of financial instruments and other	1,758	—		1,758
Income from equity method investments	1,149	—		1,149
Interest expense	(25,372)	—		(25,372)
Income before income taxes	74,351	—		74,351
Provision for income taxes	(22,693)	—		(22,693)
Net income	51,658	—		51,658
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	1,108	—		1,108
Net income attributable to B. Riley Financial, Inc.	50,550	—		50,550
Preferred stock dividends	1,929	—		1,929
Net income available to common shareholders	$48,621	$—		$48,621

Basic income per common share	$1.76			$1.76
Diluted income per common share	$1.69			$1.69

Weighted average basic common shares outstanding	27,570,716			27,570,716
Weighted average diluted common shares outstanding	28,794,066			28,794,066
(a) To reclassify dividends received from investments from Services and fees to Dividend income.
(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

For the nine months ended September 30, 2021

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Nine Months Ended September 30, 2021
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$857,109	$(11,946)	(a)	$845,163
Trading income (loss) and fair value adjustments on loans	317,818	(152,121)	(b)	165,697
Interest income - Loans and securities lending	89,280	—		89,280
Sale of goods	54,244	—		54,244
Total revenues	1,318,451	(164,067)		1,154,384

Operating expenses:
Direct cost of services	41,435	—		41,435
Cost of goods sold	21,394	—		21,394
Selling, general and administrative expenses	635,484	—		635,484
Interest expense - Securities lending and loan participations sold	40,269	—		40,269
Total operating expenses	738,582	—		738,582
Operating income (loss)	579,869	(164,067)		415,802

Other income (expense):
Interest income	175	—		175
Dividend income	—	11,946	(a)	11,946
Realized and unrealized gains (losses) on investments	—	152,121	(b)	152,121
Change in fair value of financial instruments and other	8,267	—		8,267
Income from equity method investments	1,172	—		1,172
Interest expense	(66,014)	—		(66,014)
Income before income taxes	523,469	—		523,469
Provision for income taxes	(140,113)	—		(140,113)
Net income	383,356	—		383,356
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	2,474	—		2,474
Net income attributable to B. Riley Financial, Inc.	380,882	—		380,882
Preferred stock dividends	5,467	—		5,467
Net income available to common shareholders	$375,415	$—		$375,415

Basic income per common share	$13.75			$13.75
Diluted income per common share	$13.07			$13.07

Weighted average basic common shares outstanding	27,297,917			27,297,917
Weighted average diluted common shares outstanding	28,726,492			28,726,492
(a) To reclassify dividends received from investments from Services and fees to Dividend income.

(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

For the three months ended June 30, 2021
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Three Months Ended June 30, 2021
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$266,143	$(3,536)	(a)	$262,607
Trading income (loss) and fair value adjustments on loans	32,679	(14,268)	(b)	18,411
Interest income - Loans and securities lending	25,491	—		25,491
Sale of goods	12,457	—		12,457
Total revenues	336,770	(17,804)		318,966

Operating expenses:
Direct cost of services	12,094	—		12,094
Cost of goods sold	3,626	—		3,626
Selling, general and administrative expenses	199,922	—		199,922
Interest expense - Securities lending and loan participations sold	10,983	—		10,983
Total operating expenses	226,625	—		226,625
Operating income (loss)	110,145	(17,804)		92,341

Other income (expense):
Interest income	56	—		56
Dividend income	—	3,536	(a)	3,536
Realized and unrealized gains (losses) on investments	—	14,268	(b)	14,268
Change in fair value of financial instruments and other	6,509	—		6,509
Loss from equity method investments	(852)	—		(852)
Interest expense	(20,856)	—		(20,856)
Income before income taxes	95,002	—		95,002
Provision for income taxes	(19,902)	—		(19,902)
Net income	75,100	—		75,100
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(576)	—		(576)
Net income attributable to B. Riley Financial, Inc.	75,676	—		75,676
Preferred stock dividends	1,789	—		1,789
Net income available to common shareholders	$73,887	$—		$73,887

Basic income per common share	$2.70			$2.70
Diluted income per common share	$2.58			$2.58

Weighted average basic common shares outstanding	27,344,184			27,344,184
Weighted average diluted common shares outstanding	28,668,465			28,668,465
(a) To reclassify dividends received from investments from Services and fees to Dividend income.
(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

For the six months ended June 30, 2021

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Six Months Ended June 30, 2021
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$555,612	$(6,010)	(a)	$549,602
Trading income (loss) and fair value adjustments on loans	299,621	(168,816)	(b)	130,805
Interest income - Loans and securities lending	62,411	—		62,411
Sale of goods	19,285	—		19,285
Total revenues	936,929	(174,826)		762,103

Operating expenses:
Direct cost of services	23,416	—		23,416
Cost of goods sold	8,952	—		8,952
Selling, general and administrative expenses	391,266	—		391,266
Interest expense - Securities lending and loan participations sold	30,172	—		30,172
Total operating expenses	453,806	—		453,806
Operating income (loss)	483,123	(174,826)		308,297

Other income (expense):
Interest income	105	—		105
Dividend income	—	6,010	(a)	6,010
Realized and unrealized gains (losses) on investments	—	168,816	(b)	168,816
Change in fair value of financial instruments and other	6,509	—		6,509
Income from equity method investments	23	—		23
Interest expense	(40,642)	—		(40,642)
Income before income taxes	449,118	—		449,118
Provision for income taxes	(117,420)	—		(117,420)
Net income	331,698	—		331,698
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	1,366	—		1,366
Net income attributable to B. Riley Financial, Inc.	330,332	—		330,332
Preferred stock dividends	3,538	—		3,538
Net income available to common shareholders	$326,794	$—		$326,794

Basic income per common share	$12.03			$12.03
Diluted income per common share	$11.39			$11.39

Weighted average basic common shares outstanding	27,159,257			27,159,257
Weighted average diluted common shares outstanding	28,690,444			28,690,444
(a) To reclassify dividends received from investments from Services and fees to Dividend income.

(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

For the three months ended March 31, 2021
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Three Months Ended March 31, 2021
	As Reported	Restatement Adjustments	Restatement Reference	As Restated

Revenues:
Services and fees	$289,469	$(2,474)	(a)	$286,995
Trading (loss) income and fair value adjustments on loans	266,942	(154,548)	(b)	112,394
Interest income - Loans and securities lending	36,920	—		36,920
Sale of goods	6,828	—		6,828
Total revenues	600,159	(157,022)		443,137

Operating expenses:
Direct cost of services	11,322	—		11,322
Cost of goods sold	5,326	—		5,326
Selling, general and administrative expenses	191,344	—		191,344
Interest expense - Securities lending and loan participations sold	19,189	—		19,189
Total operating expenses	227,181	—		227,181
Operating income (loss)	372,978	(157,022)		215,956

Other income (expense):
Interest income	49	—		49
Dividend income	—	2,474	(a)	2,474
Realized and unrealized gains (losses) on investments	—	154,548	(b)	154,548
Change in fair value of financial instruments and other	—	—		—
Income from equity method investments	875	—		875
Interest expense	(19,786)	—		(19,786)
Income before income taxes	354,116	—		354,116
Provision for income taxes	(97,518)	—		(97,518)
Net income	256,598	—		256,598
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	1,942	—		1,942
Net income attributable to B. Riley Financial, Inc.	254,656	—		254,656
Preferred stock dividends	1,749	—		1,749
Net income available to common shareholders	$252,907	$—		$252,907

Basic income per common share	$9.38			$9.38
Diluted income per common share	$8.81			$8.81

Weighted average basic common shares outstanding	26,972,275			26,972,275
Weighted average diluted common shares outstanding	28,710,368			28,710,368
(a) To reclassify dividends received from investments from Services and fees to Dividend income.
(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.