Form 10-Q
period 2023-03-31
B. Riley Financial, Inc.
filed 2023-05-08
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2023, there were 28,135,636 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023
Explanatory Note
As previously disclosed in the Explanatory Note of the 2022 Annual Report on Form 10-K, we restated our audited consolidated financial statements as of and for the years ended December 31, 2020 and 2021 and each of our unaudited condensed consolidated financial statements for the quarterly and year-to-date periods during 2021 and for the first three quarters of the year ending 2022. The restatement of these periods was effective with the filing of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 2 to the consolidated financial statements in our 2022 Annual Report on Form 10-K for additional information related to the restatement.
Additionally, as previously disclosed in our 2022 Annual Report on Form 10-K, we restated the relevant unaudited financial information for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022. Accordingly, the condensed consolidated financial statements as of and for the three months ended March 31, 2022 included in this Quarterly Report on Form 10-Q have been restated to reflect the restatement adjustments as described in the 2022 Form 10-K. See also Note 2 to our condensed consolidated financial statements for further information on the impact of the restatement adjustments on the condensed consolidated financial statements as of and for the quarterly period ended March 31, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$209,971	$268,618
Restricted cash	2,351	2,308
Due from clearing brokers	19,145	48,737
Securities and other investments owned, at fair value	1,049,230	1,129,268
Securities borrowed	2,942,843	2,343,327
Accounts receivable, net	120,853	149,110
Due from related parties	372	1,081
Loans receivable, at fair value (includes $97,062 and $98,729 from related parties as of March 31, 2023 and December 31, 2022, respectively)	772,085	701,652
Prepaid expenses and other assets	491,872	460,696
Operating lease right-of-use assets	88,989	88,593
Property and equipment, net	27,577	27,141
Goodwill	523,997	512,595
Other intangible assets, net	366,060	374,098
Deferred income taxes	2,845	3,978
Total assets	$6,618,190	$6,111,202
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$59,969	$81,384
Accrued expenses and other liabilities	263,335	322,974
Deferred revenue	84,019	85,441
Deferred income taxes	34,274	29,548
Due to related parties and partners	431	2,210
Due to clearing brokers	6,033	19,307
Securities sold not yet purchased	7,806	5,897
Securities loaned	2,937,982	2,334,031
Operating lease liabilities	100,075	99,124
Notes payable	19,882	25,263
Revolving credit facility	139,463	127,678
Term loans, net	626,613	572,079
Senior notes payable, net	1,722,977	1,721,751
Total liabilities	6,002,859	5,426,687

Commitments and contingencies (Note 17)
Redeemable noncontrolling interests in equity of subsidiaries	174,967	178,622
B. Riley Financial, Inc. equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 and 4,545 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; and liquidation preference of $114,082 and $113,615 as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,135,636 and 28,523,764 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	445,352	494,201
Accumulated deficit	(62,566)	(45,220)
Accumulated other comprehensive loss	(1,604)	(2,470)
Total B. Riley Financial, Inc. stockholders’ equity	381,185	446,514
Noncontrolling interests	59,179	59,379
Total equity	440,364	505,893
Total liabilities and equity	$6,618,190	$6,111,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Revenues:		As Restated
Services and fees	$235,559	$202,814
Trading income (loss) and fair value adjustments on loans	51,568	(19,278)
Interest income - Loans and securities lending	77,186	61,426
Sale of goods	67,777	1,878
Total revenues	432,090	246,840
Operating expenses:
Direct cost of services	54,397	11,651
Cost of goods sold	47,626	2,251
Selling, general and administrative expenses	212,627	175,199
Restructuring charge	93	—
Interest expense - Securities lending and loan participations sold	32,424	11,766
Total operating expenses	347,167	200,867
Operating income	84,923	45,973
Other income (expense):
Interest income	2,574	67
Dividend income	13,204	7,861
Realized and unrealized losses on investments	(28,442)	(49,112)
Change in fair value of financial instruments and other	(209)	5,981
(Loss) income from equity investments	(10)	6,775
Interest expense	(47,561)	(30,436)
Income (loss) before income taxes	24,479	(12,891)
(Provision for) benefit from income taxes	(7,919)	3,695
Net income (loss)	16,560	(9,196)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(595)	866
Net income (loss) attributable to B. Riley Financial, Inc.	17,155	(10,062)
Preferred stock dividends	2,012	2,002
Net income (loss) available to common shareholders	$15,143	$(12,064)

Basic income (loss) per common share	$0.53	$(0.43)
Diluted income (loss) per common share	$0.51	$(0.43)

Weighted average basic common shares outstanding	28,585,337	27,855,033
Weighted average diluted common shares outstanding	29,513,435	27,855,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$16,560	$(9,196)
Other comprehensive income (loss):
Change in cumulative translation adjustment	866	(488)
Other comprehensive income (loss), net of tax	866	(488)
Total comprehensive income (loss)	17,426	(9,684)
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(449)	866
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$17,875	$(10,550)
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)
(Dollars in thousands, except share data)
For the Three Months Ended March 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	4,545	$—	28,523,764	$3	$494,201	$(45,220)	$(2,470)	$59,379	$505,893
Preferred stock issued	18	—	—	—	467	—	—	—	467
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	1,012,751	—	(4,819)	—	—	—	(4,819)
Common stock repurchased and retired	—	—	(1,452,831)	—	(53,803)	—	—	—	(53,803)
Shares issued for the acquisition of a business	—	—	51,952	—	2,111	—	—	—	2,111
Remeasurement of Lingo redeemable minority interest	—	—	—	—	(6,483)	—	—	—	(6,483)
Share based payments	—	—	—	—	13,678	—	—	—	13,678
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(31,291)	—	—	(31,291)
Dividends on preferred stock	—	—	—	—	—	(2,012)	—	—	(2,012)
Net income	—	—	—	—	—	17,155	—	(449)	16,706
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(720)	(720)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	431	431
Remeasurement of B. Riley Principal 250 Merger Corporation subsidiary temporary equity	—	—	—	—	—	(1,198)	—	—	(1,198)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	538	538
Other comprehensive income	—	—	—	—	—	—	866	—	866
Balance, March 31, 2023	4,563	$—	28,135,636	$3	$445,352	$(62,566)	$(1,604)	$59,179	$440,364

Balance, January 1, 2022	4,512	$—	27,591,028	$3	$413,486	$248,862	$(1,080)	$43,930	$705,201
Preferred stock issued	23	—	—	—	639	—	—	—	639
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	32,328	—	(1,294)	—	—	—	(1,294)
Shares issued for the acquisition of FocalPoint	—	—	304,878	—	20,320	—	—	—	20,320
Share based payments	—	—	—	—	17,013	—	—	—	17,013
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(31,033)	—	—	(31,033)
Dividends on preferred stock	—	—	—	—	—	(2,002)	—	—	(2,002)
Net loss	—	—	—	—	—	(10,062)	—	866	(9,196)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(935)	(935)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,770	1,770
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	182	182
Other comprehensive loss	—	—	—	—	—	—	(488)	—	(488)
Balance, March 31, 2022	4,535	$—	27,928,234	$3	$450,164	$205,765	$(1,568)	$45,813	$700,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$16,560	$(9,196)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,077	7,848
Provision for doubtful accounts	3,173	405
Share-based compensation	13,746	17,013
Fair value adjustments, non-cash	(46,050)	(15,816)
Non-cash interest and other	(1,141)	(3,596)
Effect of foreign currency on operations	271	(34)
Loss (income) from equity investments	10	(6,775)
Dividends from equity investments	129	774
Deferred income taxes	5,807	(41,900)
Loss on loans receivable and disposal of fixed assets	5	257
Gain on extinguishment of loan	—	(1,102)
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	308	215
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	16,318	(80,091)
Securities and other investments owned	95,037	215,973
Securities borrowed	(599,516)	461,193
Accounts receivable	25,083	6,355
Prepaid expenses and other assets	(25,705)	1,701
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(67,536)	(82,962)
Amounts due to/from related parties and partners	(1,070)	594
Securities sold, not yet purchased	1,909	(21,125)
Deferred revenue	(1,749)	4,924
Securities loaned	603,951	(469,553)
Net cash provided by (used in) operating activities	52,617	(14,898)
Cash flows from investing activities:
Purchases of loans receivable	(311,970)	(93,853)
Repayments of loans receivable	260,587	101,000
Sale of loan receivable	7,500	—
Acquisition of businesses and minority interest, net of $234 and $26,076 cash acquired for 2023 and 2022, respectively	(12,287)	(40,047)
Purchases of property, equipment and intangible assets	(1,696)	(176)
Proceeds from sale of property, equipment, intangible assets, and other	1,364	2
Purchase of equity and other investments	(662)	(2,439)
Net cash used in investing activities	(57,164)	(35,513)
Cash flows from financing activities:

Proceeds from revolving line of credit	29,021	—
Repayment of revolving line of credit	(17,237)	—
Repayment of notes payable	(11,510)	(357)
Repayment of term loan	(72,924)	(4,116)
Proceeds from term loan	128,187	—
Proceeds from issuance of senior notes	—	20,037
Payment of debt issuance and offering costs	(1,957)	—
Payment of contingent consideration	(1,302)	(181)
Payment of employment taxes on vesting of restricted stock	(4,819)	(1,294)
Common dividends paid	(46,856)	(27,886)
Preferred dividends paid	(2,012)	(2,002)
Repurchase of common stock	(53,803)	—
Distribution to noncontrolling interests	(1,023)	(1,051)
Contribution from noncontrolling interests	431	1,770
Proceeds from issuance of preferred stock	467	639
Net cash used in financing activities	(55,337)	(14,441)
Decrease in cash, cash equivalents and restricted cash	(59,884)	(64,852)
Effect of foreign currency on cash, cash equivalents and restricted cash	1,280	(496)
Net decrease in cash, cash equivalents and restricted cash	(58,604)	(65,348)
Cash, cash equivalents and restricted cash, beginning of period	270,926	279,860
Cash, cash equivalents and restricted cash, end of period	$212,322	$214,512

Supplemental disclosures:
Interest paid	$81,423	$38,272
Taxes paid	$2,932	$73
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
The Company operates in six reportable operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate and high-net-worth clients; (iii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iv) Financial Consulting, through which the Company provides bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services; (v) Communications, through which the Company provides consumer Internet access and related subscription services, cloud communication services, and mobile phone voice, text, and data services and devices; and (vi) Consumer, including brands, which generates revenue through the licensing of trademarks, and Targus, which generates revenue through sales of laptop and computer accessories.
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
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2022, the Company identified a classification error of dividend income and realized and unrealized gains (losses) on certain investments within revenue. The following tables summarize the effects of the correction of the classification error on the Company’s restated condensed consolidated statements of operations for the three months ended March 31, 2022. The classification error had no impact on the Company's condensed consolidated balance sheet, condensed consolidated statements of equity, cash flows, net income, or earnings per share.

The following tables present the corrections by financial statement line item within the condensed consolidated statement of operations for all periods presented:

	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Statement of Operations
Revenues:
Services and fees	$210,675	$(7,861)	(a)	$202,814
Trading (loss) income and fair value adjustments on loans	(68,390)	49,112	(b)	(19,278)
Interest income - Loans and securities lending	61,426	—		61,426
Sale of goods	1,878	—		1,878
Total revenues	205,589	41,251		246,840

Operating expenses:
Direct cost of services	11,651	—		11,651
Cost of goods sold	2,251	—		2,251
Selling, general and administrative expenses	175,199	—		175,199
Interest expense - Securities lending and loan participations sold	11,766	—		11,766
Total operating expenses	200,867	—		200,867
Operating income	4,722	41,251		45,973

Other income (expense):
Interest income	67	—		67
Dividend income	—	7,861	(a)	7,861
Realized and unrealized gains (losses) on investments	—	(49,112)	(b)	(49,112)
Change in fair value of financial instruments and other	5,981	—		5,981
Income from equity method investments	6,775	—		6,775
Interest expense	(30,436)	—		(30,436)
Loss before income taxes	(12,891)	—		(12,891)
Provision for income taxes	3,695	—		3,695
Net loss	(9,196)	—		(9,196)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	866	—		866
Net loss attributable to B. Riley Financial, Inc.	(10,062)	—		(10,062)
Preferred stock dividends	2,002	—		2,002
Net loss available to common shareholders	$(12,064)	$—		$(12,064)

Basic loss per common share	$(0.43)			$(0.43)
Diluted loss per common share	$(0.43)			$(0.43)

Weighted average basic common shares outstanding	27,855,033			27,855,033
Weighted average diluted common shares outstanding	27,855,033			27,855,033

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
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 3(o) for further discussion.
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
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
(c) Interest Expense — Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $32,424 and $11,766 during the three months ended March 31, 2023 and 2022, respectively.
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
(e) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $5,121 and $1,763 during the three months ended March 31, 2023 and 2022, respectively. Advertising expense was included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
(f) Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
(g) Restricted Cash
As of March 31, 2023 and December 31, 2022, restricted cash included $2,351 and $2,308 of cash collateral for leases, respectively.
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$209,971	$268,618
Restricted cash	2,351	2,308
Total cash, cash equivalents and restricted cash	$212,322	$270,926
(h) Loans Receivable
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
Loans receivable, at fair value totaled $772,085 and $701,652 as of March 31, 2023 and December 31, 2022, respectively. The loans have various maturities through March 2027. As of March 31, 2023 and December 31, 2022, the historical cost of loans receivable accounted for under the fair value option was $795,996 and $769,022, respectively, which included principal balances of $799,616 and $772,873 respectively, and unamortized costs, origination fees, premiums and discounts, totaling $3,620 and $3,851, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded net unrealized gains of $43,459 and $10,937, respectively, on the loans receivable at fair value, which was included in trading income (losses) and fair value adjustments on loans on the condensed consolidated statements of operations. Loans receivable, at fair value on non-accrual was $39,552 and $7,153 as of March 31, 2023 and December 31, 2022, respectively, which represented approximately 5.1% and 1.0% of total loans receivable, at fair value as of March 31, 2023 and December 31, 2022, respectively.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of March 31, 2023, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 17. In accordance with the new credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of March 31, 2023, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
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
Badcock Loan Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement with W.S. Badcock Corporation, a Florida corporation (“WSBC”), an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”). The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables of WSBC. On September 23, 2022, the Company's subsidiary, B Riley Receivables II, LLC (“BRRII”), a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“2022 Badcock Receivable”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan discussed in Note 11. During the three months ended March 31, 2023, BRRII entered into Amendment No. 2 and No. 3 to the 2022 Badcock Receivable with WSBC for a total of $145,278 in additional consumer credit receivables. The accounting for these transactions resulted in the Company recording a loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. The loan receivable was measured at fair value on the condensed consolidated balance sheets.
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
As of March 31, 2023 and December 31, 2022, loans receivable to WSBC in the Company's condensed consolidated balance sheets included loans measured at fair value in the amount of $324,328 and $318,109, respectively.
(i) Securities and Other Investments Owned and Securities Sold Not Yet Purchased
Securities and other investments owned consist of marketable securities and investments in partnership interests and other securities recorded at fair value. Securities sold, but not yet purchased represents obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Changes in the value of these securities are reflected currently in the results of operations.

As of March 31, 2023 and December 31, 2022, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31, 2023	December 31, 2022
Securities and other investments owned:
Equity securities	$929,582	$1,046,710
Corporate bonds	65,470	8,539
Other fixed income securities	5,248	3,956
Partnership interests and other	48,930	70,063
	$1,049,230	$1,129,268

Securities sold not yet purchased:
Equity securities	$6,122	$4,466
Corporate bonds	480	1,162
Other fixed income securities	1,204	269
	$7,806	$5,897
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

The following tables contain summarized financial information with respect to two of the Company's individually greater than 20% investments, where the Company has a voting interest in each investee of 41% and 43%, respectively, which has been aggregated and included below for purposes of the disclosure a quarter in arrears (for balance sheet information the period ended December 31, 2022 and September 30, 2022 correspond to the period ended March 31, 2023 and December 31, 2022, respectively, of the Company and for income statement information the three months ended December 31, 2022 and 2021 correspond to the three months ended March 31, 2023 and 2022, respectively, of the Company), which is the period in which the most recent financial information is available:

	December 31, 2022	September 30, 2022
Total assets	$197,101	$202,520
Total liabilities	$6,789	$5,737
Equity attributable to investee	$190,312	$196,783

	For the three months ended December 31,
	2022	2021
Revenues	$27,971	$27,209
Net income (loss) attributable to investees	$11,808	$12,882

The following tables contain summarized financial information with respect to B&W, where the Company owns a 31% voting interest, included below for purposes of the disclosure a quarter in arrears (for balance sheet information the period ended December 31, 2022 and September 30, 2022 correspond to the period ended March 31, 2023 and December 31, 2022, respectively, of the Company and for income statement information the three months ended December 31, 2022 and 2021 correspond to the three months ended March 31, 2023 and 2022, respectively, of the Company), which is the period in which the most recent financial information is available:

	December 31, 2022	September 30, 2022
Total assets	$942,655	$881,567
Total liabilities	$944,744	$898,695
Equity attributable to investee	$(2,089)	$(17,128)

	For the three months ended December 31,
	2022	2021
Revenues	$249,877	$192,295
Net income attributable to investees	$2,021	$25,874
As of March 31, 2023 and December 31, 2022, the fair value of these equity securities totaled $370,502 and $371,948, respectively, and are included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
(j) Fair Value Measurements
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC 820 - Fair Value Measurements. As of March 31, 2023 and December 31, 2022, partnership and investment fund interests valued at NAV of $48,930 and $70,063, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. As of March 31, 2023 and December 31, 2022, investments in nonpublic entities valued using a measurement alternative of $86,920 and $94,109, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.
The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments when they are deemed to be other-than-temporarily impaired, investments adjusted to their fair value by applying the measurement alternative, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. The Company did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, funds held in trust represents amounts invested in a mutual fund that invests in U.S. Treasury securities that were purchased with funds raised through the initial public offering of B. Riley Principal 250 Merger Corporation (“BRPM 250”), which is a consolidated special purpose acquisition corporation (“SPAC”). As of March 31, 2023 and December 31, 2022, the Company had $176,182 and $174,437, respectively, of funds held in trust related to the SPAC. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of the class A public common shares of the SPAC as set forth in the trust agreement. The funds held in trust are included within Level 1 of the fair value hierarchy and included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.
The Company has warrant liabilities related to warrants of the SPAC that are held by investors in BRPM 250. The warrants are accounted for as liabilities in accordance with ASC 815 - Derivatives and Hedging and are measured at fair value at inception and on a recurring basis using quoted prices in over-the-counter markets. Warrant liabilities are included in Level 1 of the fair value hierarchy and included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets in the amount of $381 and $173 for BRPM 250 as of March 31, 2023 and December 31, 2022, respectively. Changes in fair value of warrants are included within change in fair value of financial instruments and other as part of other income (expense) in the consolidated statements of operations. The fair value of mandatorily redeemable noncontrolling interests is determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2023 Using
	Fair value as of March 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$176,182	$176,182	$—	$—
Securities and other investments owned:
Equity securities	842,662	483,621	—	359,041
Corporate bonds	65,470	53,716	11,754	—
Other fixed income securities	5,248	—	5,248	—
Total securities and other investments owned	913,380	537,337	17,002	359,041
Loans receivable, at fair value	772,085	—	—	772,085
Total assets measured at fair value	$1,861,647	$713,519	$17,002	$1,131,126

Liabilities:
Securities sold not yet purchased:
Equity securities	$6,122	$6,122	$—	$—
Corporate bonds	480	—	480	—
Other fixed income securities	1,204	—	1,204	—
Total securities sold not yet purchased	7,806	6,122	1,684	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,654	—	—	4,654
Warrant liabilities	381	381	—	—
Contingent consideration	28,884	—	—	28,884
Total liabilities measured at fair value	$41,725	$6,503	$1,684	$33,538

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2022 Using
	Fair value at December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$174,437	$174,437	$—	$—
Securities and other investments owned:
Equity securities	952,601	584,136	—	368,465
Corporate bonds	8,539	—	8,539	—
Other fixed income securities	3,956	—	3,956	—
Total securities and other investments owned	965,096	584,136	12,495	368,465
Loans receivable, at fair value	701,652	—	—	701,652
Total assets measured at fair value	$1,841,185	$758,573	$12,495	$1,070,117

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,466	$4,466	$—	$—
Corporate bonds	1,162	—	1,162	—
Other fixed income securities	269	—	269	—
Total securities sold not yet purchased	5,897	4,466	1,431	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	—	—	4,648
Warrant liabilities	173	173	—	—
Contingent consideration	31,046	—	—	31,046
Total liabilities measured at fair value	$41,764	$4,639	$1,431	$35,694
As of March 31, 2023 and December 31, 2022, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $1,131,126 and $1,070,117, respectively, or 17.1% and 17.5%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.
The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of March 31, 2023 and December 31, 2022:

	Fair value at March 31, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$297,136	Market approach	Multiple of EBITDA	1.5x - 16.0x	6.3x
			Multiple of Sales	3.8x	3.8x
			Market price of related security	$0.01 - $14.05	$7.33
	57,974	Discounted cash flow	Market interest rate	23.8%	23.8%
	3,931	Option pricing model	Annualized volatility	30.0% - 510.0%	80.0%
Loans receivable at fair value	744,018	Discounted cash flow	Market interest rate	9.7% - 35.6%	18.1%
	28,067	Market approach	Market price of related security	$13.25	$13.25
Total level 3 assets measured at fair value	$1,131,126

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,654	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	28,884	Discounted cash flow	EBITDA volatility	75%	75%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
			Revenue volatility	5.1%	5.1%
Total level 3 liabilities measured at fair value	$33,538

	Fair value at December 31, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$304,172	Market approach	Multiple of EBITDA	1.5x - 10.5x	6.0x
			Multiple of Sales	3.0x	3.0x
			Market price of related security	$10.01 - $18.88	$16.91
	57,267	Discounted cash flow	Market interest rate	23.8%	23.8%
	7,026	Option pricing model	Annualized volatility	0.3% - 26.1%	70.0%
Loans receivable at fair value	694,499	Discounted cash flow	Market interest rate	6.0% - 83.5%	23.9%
	7,153	Market approach	Multiple of EBITDA	4.5x	4.5x
Total level 3 assets measured at fair value	$1,070,117

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,648	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	31,046	Discounted cash flow	EBITDA volatility	80.0%	80.0%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
Total level 3 liabilities measured at fair value	$35,694

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2023 and 2022 were as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period				Level 3 Balance at End of Period
		Fair Value Adjustments	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Three Months Ended March 31, 2023
Equity securities	$368,465	$(9,016)	$—	$6,487	$(6,895)	$359,041
Loans receivable at fair value	701,652	43,459	231	26,743	—	772,085
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	—	308	(302)	—	4,654
Contingent consideration	31,046	(3,447)	—	1,285	—	28,884

Three Months Ended March 31, 2022
Equity securities	$377,549	$(4,543)	$—	$19,912	$(4,254)	$388,664
Loans receivable at fair value	873,186	10,937	3,238	(4,970)	—	882,391
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	247	(251)	—	4,502
Contingent consideration	—	—	—	22,464	—	22,464
The amount reported in the table above as of March 31, 2023 and December 31, 2022 included the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of March 31, 2023 and December 31, 2022, the senior notes payable had a carrying amount of $1,722,977 and $1,721,751, respectively, and fair value of $1,258,532 and $1,431,787, respectively. The carrying amount of the term loans approximates fair value because the effective yield of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.
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
The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022. These investments were measured due to an observable price change or impairment during the periods below.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2023
Investments in nonpublic entities that do not report NAV	$4,271	$—	$—	$4,271
As of December 31, 2022
Investments in nonpublic entities that do not report NAV	$20,251	$—	$18,659	$1,592
(k) Derivative and Foreign Currency Translation
The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of March 31, 2023 and December 31, 2022, there were no forward exchange contracts outstanding.
The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was zero and $68 during the three months ended March 31, 2023 and 2022, respectively. This amount was reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction losses were $234 and gains were $296 during the three months ended March 31, 2023 and 2022, respectively. These amounts were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
As disclosed in Note 3(o) below, the Company has consolidated a VIE, BRPM 250, which has outstanding warrants that were issued in its initial public offerings. The warrants have been recorded as a liability since the warrants contain a provision to be settled in cash in the event of a qualifying cash tender offer for BRPM 250, which is outside the control of the Company. The outstanding warrants are considered derivative instruments with the warrant liability measured at fair value at each reporting date until exercised or upon expiration, with changes in fair value reported in other income in the condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the warrant liability for BRPM 250 totaled $381 and $173, respectively, which was included in accrued expenses and other liabilities in the condensed consolidated balance sheet.
(l) Redeemable Noncontrolling Interests in Equity of Subsidiaries
The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the class A ordinary shareholders in the BRPM 250 sponsored SPAC and the 20% noncontrolling interest of Lingo Management, LLC (“Lingo”), which on February 24, 2023, the Company acquired, increasing its ownership interest in Lingo to 100%. These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the condensed consolidated balance sheet, outside of the permanent equity section. The class A ordinary shareholders of BRPM 250 have redemption rights that are considered to be outside of the Company’s control. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within retained earnings (accumulated deficit). The operating agreement with Lingo has provisions which result in the noncontrolling interest being accounted for as temporary equity. Net income (losses) are reflected in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in the condensed consolidated statement of operations.

Changes to redeemable noncontrolling interest consist of the following:

Three Months Ended March 31, 2023
Balance, December 31, 2022	$178,622
Net loss	(146)
Purchase of Lingo minority interest	(11,190)
Remeasurement adjustments for Lingo and BRPM 250	7,681
Balance, March 31, 2023	$174,967
(m) Equity Investment
As of March 31, 2023 and December 31, 2022, equity investments of $41,816 and $41,298, respectively, were included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees was included in income from equity investments in the accompanying condensed consolidated statements of operations.
bebe stores, inc.
As of March 31, 2023 and December 31, 2022, the Company had a 41.3% and 40.1% ownership interest in bebe stores, inc. (“bebe”), respectively. The equity ownership in bebe was accounted for under the equity method of accounting and was included in prepaid expenses and other assets in the condensed consolidated balance sheets. The common stock of bebe is publicly traded. The fair value of bebe as of March 31, 2023 and December 31, 2022 was $22,573 and $25,423, respectively. The carrying value of the investment in bebe as of March 31, 2023 and December 31, 2022 was $40,937 and $40,383, respectively.
As of March 31, 2023, the carrying value of the Company’s equity method investment in bebe exceeded the fair value based on the quoted market prices. In consideration of these facts, the Company evaluated its investment for other than temporary impairment under ASC 323. The Company did not utilize bright-line tests in the evaluation. Based on the available facts and information regarding the operating results of bebe, the Company’s ability and intent to hold the investments until recovery, the relative amount of the declines, and the length of time that the fair values were less than the carrying values, the Company concluded that recognition of impairment losses in earnings was not required. However, the Company will continue to monitor the investment and it is possible that impairment losses will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.
Other Equity Investments
The Company had other equity method investments over which the Company exercises significant influence but that did not meet the requirements for consolidation, the largest ownership interest being a 40% ownership interest in Lingo, which was acquired in November 2020. On May 31, 2022, the Company's ownership increased to 80% and Lingo's operating results were consolidated with the Company. On February 24, 2023, the Company acquired the remaining 20% ownership in Lingo, increasing the Company's ownership interest from 80% to 100%. The equity ownership in these other investments was accounted for at the applicable times under the equity method of accounting and was included in prepaid expenses and other assets in the condensed consolidated balance sheets.
(n) Supplemental Non-cash Disclosures
During the three months ended March 31, 2023, non-cash investing activities included $15,000 of a convertible note receivable which was included in loans receivable, at fair value, that converted into an equity security, $1,190 of loans receivable, at fair value, was credited to the consideration paid for the purchase of the Lingo noncontrolling interest, and $2,111 of common stock issued as part of the purchase price consideration for a business acquisition. During the three months ended March 31, 2023, non-cash financing activities included $7,000 in seller financing related to the purchase of the Lingo noncontrolling interest. During the three months ended March 31, 2022, non-cash investing activities included $20,320 in issuance of the Company's common stock as part of the purchase price consideration from the FocalPoint acquisition and $22,661 in seller financing for deferred cash consideration.

(o) Variable Interest Entities
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
Placement agent fees attributable to such arrangements during the three months ended March 31, 2023 and 2022 were zero and $12,051, respectively, and were included in services and fees in the condensed consolidated statements of operations.
The carrying value of the Company’s investments in the VIEs that were not consolidated is shown below.

	March 31, 2023	December 31, 2022
Securities and other investments owned, at fair value	$35,383	$33,743
Loans receivable, at fair value	58,611	46,700
Other assets	2,570	3,755
Maximum exposure to loss	$96,564	$84,198
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
On July 19, 2022, BRPM 150 completed a business combination with FaZeClan Holdings, Inc. (“Faze Holdings”) in a reverse merger transaction resulting in BRPM 150 no longer being a VIE of the Company and no longer being included in the consolidated group of the Company. In connection with the de-consolidation of BRPM 150, among other items, prepaid expenses and other assets decreased by $172,584 related to funds held in a trust account and redeemable noncontrolling interests in equity of subsidiaries decreased by $172,500. During the year ended December 31, 2022, the Company recognized incentive fees of $41,885, which was included in services and fees in the consolidated statement of operations.
On April 21, 2023, the Board of Directors of BRPM 250 approved a plan to redeem all of the outstanding shares of Class A common stock of BRPM 250, effective as of May 4, 2023. On May 4, 2023, the funds held in trust in the amount of $176,182 which is included in prepaid expenses and other assets will be distributed to pay income taxes and redeem the $174,967 of the redeemable noncontrolling interest in equity of subsidiaries that is included in the condensed consolidated balance sheet as of March 31, 2023.
(p) Recent Accounting Standards
Not yet adopted
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
Recently adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about an entity’s use of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. An entity should also consider whether the existence of a supplier finance program changes the appropriate presentation of the payables in the program from trade payables to borrowings. The Company adopted the ASU effective January 1, 2023. The ASU had no impact on the consolidated results of operations, cash flows, and financial position and was immaterial to the financial statement disclosures.
NOTE 4 — ACQUISITIONS
2022 Acquisitions
Acquisition of Targus

On October 18, 2022, the Company acquired all of the issued and outstanding shares of Targus in a transaction pursuant to a purchase agreement among Targus, the sellers identified therein, and the other parties thereto. The purchase price consideration totaled $247,546, which consisted of cash in the amount of $112,686, seller financing of $54,000, the issuance of $59,016 in 6.75% senior notes due 2024, the issuance of $15,328 of the Company’s common stock and stock options, and deferred payments of $6,515. In accordance with ASC 805, the Company used the acquisition method of accounting for this acquisition. Goodwill of $78,519 and other intangible assets of $89,000 were recorded as a result of the acquisition. The acquisition complements the Company’s existing investments and offers potential growth to the Company’s operations in the Consumer segment.
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
The fair value of acquisition consideration and preliminary purchase price allocation was as follows:

Consideration paid:
Cash	$112,686
Fair value of seller financing	54,000
Fair value of 2,400,000 RILYO shares issued in senior notes at $24.59 per share	59,016
Fair value of 227,491 B. Riley common shares issued at $42.11 per share	9,580
Fair value of 215,876 stock options attributable to service period prior to acquisition	5,749
Fair value of deferred payments	6,515
Total consideration	$247,546

Assets acquired and liabilities assumed:
Cash and cash equivalents	$18,810
Accounts receivable	91,039
Prepaid and other assets	90,289
Right-of-use assets	7,665
Property and equipment	8,320
Other intangible assets	89,000
Accounts payable	(54,553)
Accrued expenses and other liabilities	(61,677)
Deferred income taxes	(9,989)
Contingent consideration	(2,212)
Lease liability	(7,665)
Net tangible assets acquired and liabilities assumed	169,027
Goodwill	78,519
Total	$247,546
During the three months ended March 31, 2023, goodwill for Targus changed by $2,766 related to certain purchase price accounting adjustments.
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Category	Useful life	Fair Value
Customer relationships	9 years	$50,000
Internally developed software and other intangibles	1 to 3 years	4,000
Tradenames	N/A	35,000
Total		$89,000

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

Pro Forma (unaudited)
Three Months Ended March 31, 2022

Revenues	$341,287
Net loss	$(7,313)
Net loss attributable to B. Riley Financial, Inc.	$(8,179)
Net loss attributable to common shareholders	$(10,181)

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
The Company also completed the acquisitions of BullsEye Telecom (“BullsEye”), FocalPoint Securities, LLC (“FocalPoint”), and Atlantic Coast Fibers, LLC (“ACR”) (and related businesses), and other immaterial business. In accordance with ASC 805, the Company used the acquisition method of accounting for these acquisitions, which were not material to our consolidated financial statements. The aggregate purchase price consideration consisted of $145,987 in cash, $20,320 in issuance of common stock of the Company, $52,969 in assumed debt and other consideration payable. The purchase price allocation consisted of $151,925 in goodwill, $52,860 in intangible assets, and $2,522 in net assets acquired. The results of operations of the acquisitions which were not material have been included in our consolidated financial statements from the date of purchase. In February 2023, certain working capital holdback provisions in the

BullsEye purchase agreement were finalized resulting in the Company receiving $1,101 of cash which reduced goodwill from $151,925 to $150,824.
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
NOTE 5 — RESTRUCTURING CHARGE
The Company had $93 and no restructuring charges during the three months ended March 31, 2023 and 2022, respectively. The restructuring charges during the three months ended March 31, 2023 were primarily related to reorganization and consolidation activities in the Wealth Management segment and the Communications segment. Reorganization and consolidation activities consisted of reductions in workforce and facility closures.
The following tables summarize the changes in accrued restructuring charge during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$2,335	$624
Restructuring charge	93	—
Cash paid	(438)	(27)
Non-cash items	6	2
Balance, end of period	$1,996	$599
The following table summarizes the restructuring activities by reportable segment during the three months ended March 31, 2023. There were no restructuring charges during the three months ended March 31, 2022.

	Wealth Management	Communications	Total
Restructuring charges for the three months ended March 31, 2023:
Employee termination	$—	$60	$60
Facility closure and consolidation	33	—	33
Total restructuring charge	$33	$60	$93
NOTE 6 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2023 and December 31, 2022:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of March 31, 2023
Securities borrowed	$2,942,843	$—	$2,942,843	$2,942,843	$—
Securities loaned	$2,937,982	$—	$2,937,982	$2,937,982	$—
As of December 31, 2022
Securities borrowed	$2,343,327	$—	$2,343,327	$2,343,327	$—
Securities loaned	$2,334,031	$—	$2,334,031	$2,334,031	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.
NOTE 7 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	March 31, 2023	December 31, 2022
Accounts receivable	$116,411	$144,120
Investment banking fees, commissions and other receivables	10,766	8,654
Total accounts receivable	127,177	152,774
Allowance for doubtful accounts	(6,324)	(3,664)
Accounts receivable, net	$120,853	$149,110
Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$3,664	$3,658
Add: Additions to reserve	3,173	405
Less: Write-offs	(488)	(960)
Less: Recovery	(25)	—
Balance, end of period	$6,324	$3,103

NOTE 8 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	March 31, 2023	December 31, 2022
Funds held in trust account for BRPM 250 to redeem noncontrolling interests in equity of subsidiaries	$176,182	$174,437
Inventory	113,107	101,675
Equity method investments	41,816	41,298
Prepaid expenses	23,699	17,623
Unbilled receivables	14,857	14,144
Other receivables	67,902	66,403
Other assets	54,309	45,116
Prepaid expenses and other assets	$491,872	$460,696
Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based contracts in the Auction and Liquidation segment, mobile handsets in the Communications segment, and consulting related engagements in the Financial Consulting segment.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $523,997 and $512,595 as of March 31, 2023 and December 31, 2022, respectively.
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Balance as of December 31, 2022	$162,018	$51,195	$1,975	$23,680	$193,195	$75,753	$4,779	$512,595

Acquisition of other business	—	—	—	7,273	—	—	2,428	9,701
Other	—	—	—	36	(1,101)	2,766	—	1,701
Balance as of March 31, 2023	$162,018	$51,195	$1,975	$30,989	$192,094	$78,519	$7,207	$523,997
During the three months ended March 31, 2023, the changes in goodwill included $36 of foreign currency translation amounts, $(1,101) of working capital settlements as described in Note 4, and $2,766 related to certain purchase price accounting adjustments.

Intangible assets consisted of the following:

		As of March 31, 2023			As of December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1.0 to 16 Years	$270,511	$(94,872)	$175,639	$268,253	$(87,049)	$181,204
Domain names	7 years	185	(176)	9	185	(169)	16
Advertising relationships	8 years	100	(84)	16	100	(81)	19
Internally developed software and other intangibles	0.5 to 5 Years	28,295	(14,522)	13,773	28,295	(12,714)	15,581
Trademarks	3 to 10 Years	21,532	(5,185)	16,347	23,309	(6,307)	17,002
Total		320,623	(114,839)	205,784	320,142	(106,320)	213,822

Non-amortizable assets:
Tradenames		160,276	—	160,276	160,276	—	160,276
Total intangible assets		$480,899	$(114,839)	$366,060	$480,418	$(106,320)	$374,098
Amortization expense was $10,473 and $6,816 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, estimated future amortization expense was $23,998, $26,786, $22,198, $18,897, and $26,132 for the three months ended March 31, 2023 (remaining nine months), 2024, 2025, 2026 and 2027, respectively. The estimated future amortization expense after December 31, 2027 was $87,773.
NOTE 10 — NOTES PAYABLE
Asset Based Credit Facility
The Company is party to a credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $18 and $108 during the three months ended March 31, 2023 and 2022, respectively. There was no outstanding balance on this credit facility as of March 31, 2023 and December 31, 2022. As of March 31, 2023, there were no open letters of credit outstanding.
The Company is in compliance with all financial covenants in the asset based credit facility as of March 31, 2023.
Other Notes Payable

As of March 31, 2023 and December 31, 2022, the outstanding balance for the other notes payable was $19,882 and $25,263, respectively. Interest expense was $174 and $232 during the three months ended March 31, 2023 and 2022, respectively. Notes payable primarily consisted of additional deferred cash consideration owed to the sellers of FocalPoint and a promissory note related to the Lingo minority interest purchase as of March 31, 2023. Notes payable to a clearing organization for one of the Company’s broker dealers, which accrued interest at the prime rate plus 2.0%, matured on January 31, 2022 and was repaid during December 31, 2022.
NOTE 11 — TERM LOANS AND REVOLVING CREDIT FACILITY
Targus Credit Agreement
On October 18, 2022, the Company's subsidiary, Tiger US Holdings, Inc. (the “Borrower”), a Delaware corporation, among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28,000 term loan and a five-year $85,000 revolver loan, which was used to finance part of the acquisition of Targus.
The Targus Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. The Company is in compliance with all financial covenants in the Targus Credit Agreement as of March 31, 2023.
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
Principal outstanding is due in quarterly installments starting on December 31, 2022. Quarterly installments from June 30, 2023 to September 30, 2027 are in the amount of $1,400 per quarter and the remaining principal balance is due at final maturity on October 18, 2027.
As of March 31, 2023 and December 31, 2022, the outstanding balance on the term loan was $24,678 (net of unamortized debt issuance costs of $522) and $26,021 (net of unamortized debt issuance costs of $580), respectively, and the outstanding balance on the revolver loan was $62,463 and $52,978, respectively. Interest expense on these loans during the three months ended March 31, 2023 was $1,689 (including amortization of deferred debt issuance costs and unused commitment fees of $173). The interest rate on the term loan was 8.66% and 8.43% and the interest rate on the revolver loan ranged between 6.66% and 9.75% and between 6.03% to 9.25% as of March 31, 2023 and December 31, 2022, respectively.
Pathlight Credit Agreement
On September 23, 2022, the Company's subsidiary, B. Riley Receivables II, LLC, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148,200 term loan. On January 12, 2023, Amendment No. 2 to the Pathlight Credit Agreement increased the term loan by an additional $78,296. On March 31, 2023, Amendment No. 3 to the Pathlight Credit Agreement increased the term loan by an additional $49,890. The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus an applicable margin of 6.50%. As of March 31, 2023 and December 31, 2022, the interest rate on the Pathlight Credit Agreement was 11.40% and 11.01%, respectively.
The Pathlight Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Pathlight Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Pathlight Credit Agreement. The Company is in compliance with all financial covenants in the Pathlight Credit Agreement as of March 31, 2023.
Principal outstanding under the Pathlight Credit Agreement is repaid based on collections of the 2022 Badcock Receivable less other application of payments as defined in the Pathlight Credit Agreement and the remaining principal balance is due at final maturity on September 23, 2027. As of March 31, 2023 and December 31, 2022, the outstanding balance on the term loan was $184,358 (net of unamortized debt issuance costs of $3,837) and $118,437 (net of unamortized debt issuance costs of $2,377), respectively. Interest expense on the term loan during the three months ended March 31, 2023 was $6,430 (including amortization of deferred debt issuance costs of $1,744).
Lingo Credit Agreement
On August 16, 2022, the Company's subsidiary, Lingo (the “Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45,000 term loan. This loan was used to finance part of the purchase of Bullseye by Lingo. On September 9, 2022, Lingo entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank (the “New Lender”) for an incremental term loan of $7,500, increasing the principal balance of the term loan to $52,500. On November 10, 2022, Lingo entered into the Second Amendment to the Lingo Credit Agreement with KeyBank National Association for an incremental term loan of $20,500, increasing the principal balance of the term loan to $73,000.
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of March 31, 2023 and December 31, 2022, the interest rate on the Lingo Credit Agreement was 8.48% and 7.89%, respectively.
The Lingo Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. The Company is in compliance with all financial covenants in the Lingo Credit Agreement as of March 31, 2023.
Principal outstanding is due in quarterly installments. Quarterly installments from June 30, 2023 to December 31, 2023 are in the amount of $2,281 per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $2,738 per quarter, from March 31, 2025 to June 30, 2027 are in the amount of $3,650, and the remaining principal balance is due at final maturity on August 16, 2027.
As of March 31, 2023 and December 31, 2022, the outstanding balance on the term loan was $69,778 (net of unamortized debt issuance costs of $940) and $71,985 (net of unamortized debt issuance costs of $1,016), respectively. Interest expense on the term loan during the three months ended March 31, 2023 was $1,561 (including amortization of deferred debt issuance costs of $75).
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
SOFR rate loans under the Credit Facilities accrue interest at the term SOFR rate plus a term SOFR adjustment determined by the selected interest period and an applicable margin of 4.50%. Base rate loans accrue interest at the Base Rate plus an applicable margin of 3.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the average utilization of the facility for the immediately preceding fiscal quarter.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain operating earnings before interest, taxes, depreciation, and amortization (EBITDA) of at least $135,000 and the Primary Guarantor to maintain net asset value of at least $1,100,000. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. The Company is in compliance with all financial covenants in the Credit Agreement as of March 31, 2023.
Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility began to amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity on June 23, 2025. Quarterly installments from June 30, 2023 to March 31, 2025 are in the amount of $3,750 per quarter.
As of March 31, 2023 and December 31, 2022, the outstanding balances on the Term Loan Facility and Incremental Facility were $283,739 (net of unamortized debt issuance costs of $5,011) and $286,962 (net of unamortized debt issuance costs of $5,538), respectively. Interest on the term loan during the three months ended March 31, 2023 and 2022 was $7,300 (including amortization of deferred debt issuance costs of $527) and $4,102 (including amortization of deferred debt issuance costs of $509, respectively. The interest rate on the term loan as of March 31, 2023 and December 31, 2022 was 9.59% and 9.23%, respectively.
The Company had an outstanding balance of $77,000 and $74,700 under the Revolving Credit Facility as of March 31, 2023 and December 31, 2022, respectively. Interest on the revolving facility during the three months ended March 31, 2023 and 2022 was $1,956 (including amortization of deferred financing costs of $150) and $1,100 (including amortization of deferred financing costs of $143). The interest rate on the revolving facility as of March 31, 2023 and December 31, 2022 was 9.69% and 9.23%, respectively.
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
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100% of the equity interests of the Credit Parties; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec LTD., a limited company organized under the laws of Israel. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of March 31, 2023.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of March 31, 2023 and December 31, 2022, the interest rate on the BRPAC Credit Agreement was 8.23% and 7.65%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from June 30, 2023 to December 31, 2023 are in the amount of $4,688 per quarter, from March 31, 2024 to December 31, 2026 are in the amount of $3,750 per quarter, on March 31, 2027 is in the amount of $2,813, and the remaining principal balance is due at final maturity on June 30, 2027.
As of March 31, 2023 and December 31, 2022, the outstanding balance on the term loan was $64,061 (net of unamortized debt issuance costs of $627) and $68,674 (net of unamortized debt issuance costs of $701), respectively. Interest expense on the term loan during the three months ended March 31, 2023 and 2022 was $1,443 (including amortization of deferred debt issuance costs of $74) and $502 (including amortization of deferred debt issuance costs of $72), respectively.

NOTE 12 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	March 31, 2023	December 31, 2022
6.750% Senior notes due May 31, 2024	$199,232	$199,232
6.500% Senior notes due September 30, 2026	180,532	180,532
6.375% Senior notes due February 28, 2025	146,432	146,432
6.000% Senior notes due January 31, 2028	266,058	266,058
5.500% Senior notes due March 31, 2026	217,440	217,440
5.250% Senior notes due August 31, 2028	405,483	405,483
5.000% Senior notes due December 31, 2026	324,714	324,714
	1,739,891	1,739,891
Less: Unamortized debt issuance costs	(16,914)	(18,140)
	$1,722,977	$1,721,751
During the three months ended March 31, 2023 and 2022, the Company issued zero and $20,073, respectively, of senior notes with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
As of March 31, 2023 and December 31, 2022, the total senior notes outstanding was $1,722,977 (net of unamortized debt issue costs of $16,914) and $1,721,751 (net of unamortized debt issue costs of $18,140) with a weighted average interest rate of 5.75% and 5.75%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $26,227 and $24,409 during the three months ended March 31, 2023 and 2022, respectively.
Sales Agreement Prospectus to Issue Up to $250,000 of Senior Notes
The most recent sales agreement prospectus was filed by the Company with the SEC on January 5, 2022 (the “Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $250,000 of certain of the Company’s senior notes. As of March 31, 2023 and December 31, 2022, the Company had $70 remaining availability under the Sales Agreement Prospectus.
NOTE 13 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued payroll and related expenses	$60,141	$86,798
Dividends payable	18,360	33,923
Income taxes payable	12,100	14,760
Other tax liabilities	19,617	23,426
Contingent consideration	28,884	31,046
Accrued expenses	79,520	68,180
Other liabilities	44,713	64,841
Accrued expenses and other liabilities	$263,335	$322,974
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, customer deposits, and accrued legal fees.

NOTE 14 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by the Company's six reportable operating segments and the All Other category during the three months ended March 31, 2023 and 2022 was as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Revenues for the three months ended March 31, 2023
Corporate finance, consulting and investment banking fees	$39,149	$—	$—	$14,515	$—	$—	$—	$53,664
Wealth and asset management fees	664	43,310	—	—	—	—	—	43,974
Commissions, fees and reimbursed expenses	9,218	3,928	5,444	10,495	—	—	—	29,085
Subscription services	—	—	—	—	83,008	—	—	83,008
Sale of goods	—	—	216	—	1,867	65,694	—	67,777
Advertising, licensing and other	—	—	—	—	2,044	4,309	9,273	15,626
Total revenues from contracts with customers	49,031	47,238	5,660	25,010	86,919	70,003	9,273	293,134

Interest income - Loans and securities lending	77,186	—	—	—	—	—	—	77,186
Trading (loss) gain on investments	7,020	1,272	—	—	—	—	—	8,292
Fair value adjustment on loans	43,276	—	—	—	—	—	—	43,276
Other	8,898	1,304	—	—	—	—	—	10,202
Total revenues	$185,411	$49,814	$5,660	$25,010	$86,919	$70,003	$9,273	$432,090

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Revenues for the three months ended March 31, 2022
Corporate finance, consulting and investment banking fees	$41,673	$—	$—	$16,970	$—	$—	$—	$58,643
Wealth and asset management fees	2,400	64,222	—	—	—	—	—	66,622
Commissions, fees and reimbursed expenses	12,045	12,849	3,355	8,966	—	—	—	37,215
Subscription services	—	—	—	—	27,813	—	—	27,813
Sale of goods	—	—	—	—	1,878	—	—	1,878
Advertising, licensing and other	—	—	—	—	2,274	4,557	699	7,530
Total revenues from contracts with customers	56,118	77,071	3,355	25,936	31,965	4,557	699	199,701

Interest income - Loans and securities lending	61,426	—	—	—	—	—	—	61,426
Trading (loss) gain on investments	(30,738)	522	—	—	—	—	—	(30,216)
Fair value adjustment on loans	10,938	—	—	—	—	—	—	10,938
Other	5,105	(114)	—		—	—	—	4,991
Total revenues	$102,849	$77,479	$3,355	$25,936	$31,965	$4,557	$699	$246,840
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $120,853 and $149,110 as of March 31, 2023 and December 31, 2022, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2023 and 2022. The Company also has $14,857 and $14,144 of unbilled receivables included in prepaid expenses and other assets as of March 31, 2023 and December 31, 2022, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of March 31, 2023 and December 31, 2022 was $84,019 and $85,441, respectively. The Company expects to recognize the deferred revenue of $84,019 as of March 31, 2023 as service and fee revenues when the performance obligation is met during the years ended December 31, 2023 (remaining nine months), 2024, 2025, 2026 and 2027 in the amount of $54,839, $13,350, $7,449, $3,552, and $1,780, respectively. The Company expects to recognize the deferred revenue of $3,049 after December 31, 2027.
During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $22,502 and $14,939 that was recorded as deferred revenue at the beginning of the respective year.
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
The capitalized costs to fulfill a contract were $7,190 and $5,990 as of March 31, 2023 and December 31, 2022, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, the Company recognized expenses of $1,015 and $915 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended March 31, 2023 and 2022.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of March 31, 2023. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of March 31, 2023.
NOTE 15 — INCOME TAXES
The Company’s effective income tax rate was a provision of 32.4% during the three months ended March 31, 2023 and a benefit of 28.7% during the three months ended March 31, 2022.
As of March 31, 2023, the Company had federal net operating loss carryforwards of $55,349 and state net operating loss carryforwards of $46,981, respectively. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2033 through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2023, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $66,308 against these deferred tax assets.

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of public traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Company does not expect the IR Act to have a material impact on its financial position and result of operations.
NOTE 16 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Remeasurements to the carrying value of the redeemable noncontrolling interests in equity of subsidiaries are not deemed to be a dividend (see Note 3(l)). According to ASC 480 - Distinguishing Liabilities from Equity, there is no impact on earnings per share in the computation of basic and diluted earnings per share to common shareholders for changes in the carrying value of the redeemable noncontrolling interests in equity, when such changes in carrying value which in substance approximates fair value.
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,999,273 and 1,350,062 for the three months ended March 31, 2023 and 2022, respectively, because to do so would have been anti-dilutive.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to B. Riley Financial, Inc.	$17,155	$(10,062)
Preferred stock dividends	(2,012)	(2,002)
Net income (loss) applicable to common shareholders	$15,143	$(12,064)

Weighted average common shares outstanding:
Basic	28,585,337	27,855,033
Effect of dilutive potential common shares:
Restricted stock units and warrants	928,098	—
Diluted	29,513,435	27,855,033

Basic income (loss) per common share	$0.53	$(0.43)
Diluted income (loss) per common share	$0.51	$(0.43)

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
NOTE 18 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the 2021 Stock Incentive Plan (the “2021 Plan”), share-based compensation expense for restricted stock units under the Company’s 2021 Plan was $13,312 and $16,860 during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, in connection with employee stock incentive plans, the Company granted 502,824 restricted stock units with a grant date fair value of $19,338. During the three months ended March 31, 2022, in connection with employee stock incentive plans, the Company granted 161,559 restricted stock units with a grant date fair value of $11,863 and 65,000 performance based restricted stock units with a grant date fair value of $2,329. The restricted stock units generally vest over a period of one to five years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the two to three-year period following the grant. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan ("Purchase Plan"), share based compensation was $298 and $153 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, there were 362,986 shares reserved for issuance under the Purchase Plan.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2023 and 2022, the Company repurchased 1,452,831 shares of its common stock for $53,688, which represents an average price of $36.95 per common share and zero shares of its common stock, respectively. The shares repurchased under the program are retired. On October 31, 2022, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of the Company's outstanding common shares and the reauthorized program expires in October 2023.
(d) Preferred Stock
During the three months ended March 31, 2023 and 2022, the Company issued zero and 19 depository shares of the Series A Preferred Stock, respectively. There were 2,834 shares issued and outstanding as of March 31, 2023 and December 31, 2022. Total liquidation preference for the Series A Preferred Stock as of March 31, 2023 and December 31, 2022 was $70,854. Dividends on the Series A preferred paid during the three months ended March 31, 2023 and 2022 were $0.4296875 per depository share, respectively.
During the three months ended March 31, 2023 and 2022, the Company issued 18 and 4 depository shares of the Series B Preferred Stock. There were 1,729 and 1,710 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. Total liquidation preference for the Series B Preferred Stock as of March 31, 2023 and December 31, 2022 was $43,228 and $42,761, respectively. Dividends on the Series B preferred paid during the three months ended March 31, 2023 and 2022 were $0.4609375 per depository share, respectively.
NOTE 19 — NET CAPITAL REQUIREMENTS
B. Riley Securities (“BRS”) and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2023, BRS had net capital of $146,827, which was $142,696 in excess of required minimum net capital of $4,131; and BRWM had net capital of $11,105, which was $8,780 in excess of required minimum net capital of $2,325.
As of December 31, 2022, BRS had net capital of $175,503, which was $169,458 in excess of its required minimum net capital of $6,045; and BRWM had net capital of $11,144, which was $8,615 in excess of its required minimum net capital of $2,529.
NOTE 20 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds.

As of March 31, 2023 and December 31, 2022, amounts due from related parties of $372 and $1,081, respectively, were due from the Funds for management fees and other operating expenses.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for two of the funds, GACP I, L.P. and GACP II, L.P. During the three months ended March 31, 2023 and 2022, management fees paid for investment advisory services by Whitehawk was $1,142 and $1,079, respectively.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:
Babcock and Wilcox
During the three months ended March 31, 2023 and 2022, the Company earned zero and $53, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
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
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company has loans receivable due from the Arena Group Holdings, Inc. (fka the Maven, Inc.) ("Arena") included in loans receivable, at fair value of $97,062 and $98,729 as of March 31, 2023 and December 31, 2022, respectively. Interest on these loans is payable at 10% per annum with maturity dates through December 2023. During the three months ended March 31, 2023 and 2022, the Company earned zero and $2,021 underwriting and financial advisory and other fees from Arena in connection with Arena's capital raising activities, respectively.
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

Lingo

On May 31, 2022, the Company converted $17,500 of a loan receivable with Lingo into equity and the Company's ownership interest in Lingo increased from 40% to 80%. On February 24, 2023, the Company acquired the remaining 20% ownership in Lingo, increasing the Company's ownership interest to 100%.
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

Other
During the three months ended March 31, 2023, the Company sold a loan receivable including accrued interest in the amount of $7,600 to two related parties. BRC Partners Opportunity Fund, LP (“BRCPOF”) purchased $3,519 of the loan receivable including accrued interest and 272 Capital L.P. (“272LP”) purchased $4,081 of the loan receivable including accrued interest, both of the partnerships are private equity funds managed by one of the Company’s subsidiaries. Our executive officers and members of our board of directors have 70.4% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 41.0% in the BRCPOF as of March 31, 2023. Our executive officers and members of our board of directors have a 13.6% financial interest in the 272LP as of March 31, 2023.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended March 31, 2023 and 2022, the Company earned $784 and $1,880 of fees related to these services, respectively.
NOTE 21 — BUSINESS SEGMENTS
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
The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended March 31,
	2023	2022
Capital Markets segment:		(As Restated)
Revenues - Services and fees	$57,929	$61,223
Trading income (loss) and fair value adjustments on loans	50,296	(19,800)
Interest income - Loans and securities lending	77,186	61,426
Total revenues	185,411	102,849
Selling, general and administrative expenses	(65,711)	(34,117)
Interest expense - Securities lending and loan participations sold	(32,424)	(11,766)
Depreciation and amortization	(1,256)	(1,893)
Segment income	86,020	55,073
Wealth Management segment:
Revenues - Services and fees	48,542	76,957
Trading income and fair value adjustments on loans	1,272	522
Total revenues	49,814	77,479

Selling, general and administrative expenses	(47,322)	(85,742)
Restructuring charge	(33)	—
Depreciation and amortization	(1,086)	(1,833)
Segment income (loss)	1,373	(10,096)
Auction and Liquidation segment:
Revenues - Services and fees	5,444	3,355
Revenues - Sale of goods	216	—
Total revenues	5,660	3,355
Direct cost of services	(3,128)	(2,335)
Cost of goods sold	(52)	—
Selling, general and administrative expenses	(2,280)	(1,820)
Segment income (loss)	200	(800)
Financial Consulting segment:
Revenues - Services and fees	25,010	25,936
Selling, general and administrative expenses	(21,149)	(20,943)
Depreciation and amortization	(78)	(81)
Segment income	3,783	4,912
Communications segment:
Revenues - Services and fees	85,052	30,087
Revenues - Sale of goods	1,867	1,878
Total revenues	86,919	31,965
Direct cost of services	(44,733)	(9,316)
Cost of goods sold	(2,168)	(2,251)
Selling, general and administrative expenses	(22,544)	(8,245)
Restructuring charge	(60)	—
Depreciation and amortization	(6,631)	(3,184)
Segment income	10,783	8,969
Consumer segment:
Revenues - Services and fees	4,309	4,557
Revenues - Sale of goods	65,694	—
Total revenues	70,003	4,557
Cost of goods sold	(45,406)	—
Selling, general and administrative expenses	(20,112)	(756)
Depreciation and amortization	(2,839)	(583)
Segment income	1,646	3,218
Consolidated operating income from reportable segments	103,805	61,276
All Other:
Revenues - Services and fees	9,273	699
Direct cost of services	(6,536)	—
Corporate and other expenses	(21,619)	(16,002)
Interest income	2,574	67
Dividend income	13,204	7,861
Realized and unrealized losses on investments	(28,442)	(49,112)
Change in fair value of financial instruments and other	(209)	5,981
(Loss) income on equity investments	(10)	6,775
Interest expense	(47,561)	(30,436)

Income (loss) before income taxes	24,479	(12,891)
(Provision for) benefit from income taxes	(7,919)	3,695
Net income (loss)	16,560	(9,196)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(595)	866
Net income (loss) attributable to B. Riley Financial, Inc.	17,155	(10,062)
Preferred stock dividends	2,012	2,002
Net income (loss) available to common shareholders	$15,143	$(12,064)
The following table presents revenues by geographical area:

	Three Months Ended March 31,
	2023	2022
		(As Restated)
Revenues:
Revenues - Services and fees:
North America	$234,930	$200,861
Europe	629	1,953
Total Revenues - Services and fees	235,559	202,814

Trading income (loss) and fair value adjustments on loans
North America	51,568	(19,278)

Revenues - Sale of goods
North America	37,947	1,878
Australia	3,459	—
Europe, Middle East, and Africa	17,428	—
Asia	6,224	—
Latin America	2,719	—
Total Revenues - Sale of goods	67,777	1,878

Revenues - Interest income - Loans and securities lending:
North America	77,186	61,426

Total Revenues:
North America	401,631	244,887
Australia	3,459	—
Europe, Middle East, and Africa	18,057	1,953
Asia	6,224	—
Latin America	2,719	—
Total Revenues	$432,090	$246,840
The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	March 31, 2023	December 31, 2022
Long-lived Assets - Property and Equipment, net:
North America	$26,770	$26,276
Europe	532	577
Asia Pacific	165	162
Australia	110	126
Total	$27,577	$27,141
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
Overview
Restatement of Previously Issued Consolidated Financial Statements
We have restated certain previously reported financial information for the years ended March 31, 2022 and 2021 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations and Revenue sections. See the Explanatory Note preceding Part I, Financial Information, for background on the restatement, the fiscal periods impacted, and other information.

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
Recent Developments
Our diversified financial platform is affected by a variety of factors including the continuing high inflation, the actions by the Federal Reserve to address inflation, the possibility of recession or an economic downturn, Russia's invasion of Ukraine, and rising energy prices. These factors create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position, and cash flows may be materially adversely affected.
Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Revenues:		(As Restated)
Services and fees	$235,559	$202,814	$32,745	16.1%
Trading income (loss) and fair value adjustments on loans	51,568	(19,278)	70,846	n/m
Interest income - Loans and securities lending	77,186	61,426	15,760	25.7%
Sale of goods	67,777	1,878	65,899	n/m
Total revenues	432,090	246,840	185,250	75.0%
Operating expenses:
Direct cost of services	54,397	11,651	42,746	n/m
Cost of goods sold	47,626	2,251	45,375	n/m
Selling, general and administrative expenses	212,627	175,199	37,428	21.4%
Restructuring charge	93	—	93	100.0%
Interest expense - Securities lending and loan participations sold	32,424	11,766	20,658	175.6%
Total operating expenses	347,167	200,867	146,300	72.8%
Operating income	84,923	45,973	38,950	84.7%
Other income (expense):
Interest income	2,574	67	2,507	n/m
Dividend income	13,204	7,861	5,343	68.0%
Realized and unrealized losses on investments	(28,442)	(49,112)	20,670	(42.1)%
Change in fair value of financial instruments and other	(209)	5,981	(6,190)	100.0%
(Loss) income from equity investments	(10)	6,775	(6,785)	(100.1)%
Interest expense	(47,561)	(30,436)	(17,125)	56.3%
Income (loss) before income taxes	24,479	(12,891)	37,370	n/m
(Provision for) benefit from income taxes	(7,919)	3,695	(11,614)	n/m
Net income (loss)	16,560	(9,196)	25,756	n/m
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(595)	866	(1,461)	(168.7)%
Net income (loss) attributable to B. Riley Financial, Inc.	17,155	(10,062)	27,217	n/m
Preferred stock dividends	2,012	2,002	10	0.5%
Net income (loss) available to common shareholders	$15,143	$(12,064)	$27,207	n/m

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Revenues - Services and fees:		(As Restated)
Capital Markets segment	$57,929	$61,223	$(3,294)	(5.4)%
Wealth Management segment	48,542	76,957	(28,415)	(36.9)%
Auction and Liquidation segment	5,444	3,355	2,089	62.3%
Financial Consulting segment	25,010	25,936	(926)	(3.6)%
Communications segment	85,052	30,087	54,965	182.7%
Consumer segment	4,309	4,557	(248)	(5.4)%
All Other	9,273	699	8,574	n/m
Subtotal	235,559	202,814	32,745	16.1%

Revenues - Sale of goods:
Auction and Liquidation segment	216	—	216	100.0%
Communications segment	1,867	1,878	(11)	(0.6)%
Consumer segment	65,694	—	65,694	100.0%
Subtotal	67,777	1,878	65,899	n/m

Trading income (loss) and fair value adjustments on loans
Capital Markets segment	50,296	(19,800)	70,096	n/m
Wealth Management segment	1,272	522	750	143.7%
Subtotal	51,568	(19,278)	70,846	n/m

Interest income - Loans and securities lending:
Capital Markets segment	77,186	61,426	15,760	25.7%
Total revenues	$432,090	$246,840	$185,250	75.0%
_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues increased approximately $185.3 million to $432.1 million during the three months ended March 31, 2023 from $246.8 million during the three months ended March 31, 2022. The increase in revenues during the three months ended March 31, 2023 was primarily due to an increase in revenue from trading (loss) income and fair value adjustments on loans of $70.8 million, sale of goods of $65.9 million, services and fees of $32.7 million, and an increase in revenue interest income from loans and securities lending of $15.8 million. The increase in revenue from services and fees in the three months ended March 31, 2023 consisted of increases in revenue of $55.0 million in the Communications segment, $8.6 million in All Other, and $2.1 million in the Auction and Liquidation segment, partially offset by decreases in revenues of $28.4 million in the Wealth Management segment, $3.3 million in the Capital Markets segment, $0.9 million in the Financial Consulting segment, and $0.2 million in the Consumer segment.
Revenues from services and fees in the Capital Markets segment decreased $3.3 million to $57.9 million during the three months ended March 31, 2023 from $61.2 million during the three months ended March 31, 2022. The decrease in revenues was primarily due to decreases of $2.8 million of commission fees, $2.5 million of corporate finance, consulting, and investment banking fees, and $1.7 million of asset management fees, partially offset by an increase of $3.8 million in other income.

Revenues from services and fees in the Wealth Management segment decreased $28.4 million to $48.5 million during the three months ended March 31, 2023 from $77.0 million during the three months ended March 31, 2022. The decrease in revenues was primarily due to a decrease in revenue of $20.9 million from wealth and asset management fees and $8.9 million of commission fees, partially offset by an increase of $1.4 million in other income.
Revenues from services and fees in the Auction and Liquidation segment increased $2.1 million to $5.4 million during the three months ended March 31, 2023 from $3.4 million during the three months ended March 31, 2022. The increase in revenues was primarily due to an increase in retail fee liquidation engagements.
Revenues from services and fees in the Financial Consulting segment decreased $0.9 million to $25.0 million during the three months ended March 31, 2023 from $25.9 million during the three months ended March 31, 2022. The decrease in revenues was primarily due to a decrease of $2.2 million within our Real Estate division, partially offset by an increase of $1.3 million within our Advisory Services division.
Revenues from services and fees in the Communications segment increased $55.0 million to $85.1 million during the three months ended March 31, 2023 from $30.1 million during the three months ended March 31, 2022. The increase in revenues was primarily due to an increase of $29.4 million in subscription services from the acquisition of BullsEye Telecom (“BullsEye”) in the third quarter of 2022, $28.4 million in subscription services from the acquisition of the remaining non-controlling interests in Lingo Management, LLC (“Lingo”) in the second quarter of 2022, partially offset by decreases in subscription revenue of $2.6 million for United Online, Inc. (“UOL”), magicJack VocalTec Ltd. (“magicJack”), and Marconi Wireless Holdings, LLC (“Marconi”). We expect the subscription revenue to continue to decline year over year.
Revenues from services and fees in the Consumer segment decreased $0.2 million to $4.3 million during the three months ended March 31, 2023 from $4.6 million during the three months ended March 31, 2022. The primary source of revenue from services and fees included in this segment is the licensing of trademarks.
Revenues from services and fees in All Other, which includes the operations of a regional environmental services business and a landscaping business that we acquired in 2022, increased $8.6 million to $9.3 million during the three months ended March 31, 2023 from $0.7 million during the three months ended March 31, 2022.
Trading income (loss) and fair value adjustments on loans increased $70.8 million to income of $51.6 million during the three months ended March 31, 2023 compared to a loss of $19.3 million during the three months ended March 31, 2022. This increase was primarily due to increases of $70.1 million in the Capital Markets segment and $0.8 million in the Wealth Management segment. The income of $51.6 million during the three months ended March 31, 2023 was primarily due to an unrealized gain on our loans receivable, at fair value of $43.3 million and realized and unrealized gain on investments made in our proprietary trading accounts of $8.3 million.
Interest income – loans and securities lending increased $15.8 million to $77.2 million during the three months ended March 31, 2023 from $61.4 million during the three months ended March 31, 2022. Interest income from securities lending was $37.2 million and $15.0 million during the three months ended March 31, 2023 and 2022, respectively. Interest income from loans was $40.0 million and $46.4 million during the three months ended March 31, 2023 and 2022, respectively.
Revenues – Sale of Goods
Revenues from the sale of goods increased $65.9 million to $67.8 million during the three months ended March 31, 2023 from $1.9 million during the three months ended March 31, 2022. Revenues from sale of goods were attributable to an increase of $65.7 million from the Consumer segment due to the acquisition of Targus in the fourth quarter of 2022 and an increase of $0.2 million from the Auction and Liquidation segment. Cost of goods sold for three months ended March 31, 2023 was $47.6 million, resulting in gross margin of 29.7%. Cost of goods sold for three months ended March 31, 2022 was $2.3 million, resulting in negative gross margin of 19.9%. The change in gross margin was primarily due to the acquisition of Targus in the fourth quarter of 2022.
Operating Expenses
Direct Cost of Services
Direct cost of services increased $42.7 million to $54.4 million during the three months ended March 31, 2023 from $11.7 million during the three months ended March 31, 2022. The increase in direct cost of services was primarily attributable to increases of $35.4 million from the Communications segment from the acquisitions of Lingo in the second quarter of 2022 and BullsEye in the third quarter of 2022, $6.5 million from All Other due to other acquisitions made during 2022, and $0.8 million from the Auction and Liquidation segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the three months ended March 31, 2023 and 2022 were comprised of the following:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$66,967	31.4%	$36,010	20.6%	$30,957	86.0%
Wealth Management segment	48,408	22.8%	87,575	50.0%	(39,167)	(44.7)%
Auction and Liquidation segment	2,280	1.1%	1,820	1.0%	460	25.3%
Financial Consulting segment	21,227	10.0%	21,024	12.0%	203	1.0%
Communications segment	29,175	13.7%	11,429	6.5%	17,746	155.3%
Consumer segment	22,951	10.8%	1,339	0.8%	21,612	n/m
Corporate and All Other	21,619	10.2%	16,002	9.1%	5,617	35.1%
Total selling, general & administrative expenses	$212,627	100.0%	$175,199	100.0%	$37,428	21.4%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses increased approximately $37.4 million to $212.6 million during the three months ended March 31, 2023 from $175.2 million during the three months ended March 31, 2022. The increase was primarily due to an increase of $31.0 million in the Capital Markets segment, $21.6 million in the Consumer segment, $17.7 million in the Communications segment, $5.6 million in Corporate and All Other, $0.5 million in the Auction and Liquidation segment and $0.2 million in the Financial Consulting segment, partially offset by a decrease of $39.2 million in the Wealth Management segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment increased by $31.0 million to $67.0 million during the three months ended March 31, 2023 from $36.0 million during the three months ended March 31, 2022. The increase was primarily due to increases of $32.8 million in consulting expenses and $1.4 million in investment and banking deal expenses, partially offset by decreases of $2.8 million in payroll and related expenses.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $39.2 million to $48.4 million during the three months ended March 31, 2023 from $87.6 million during the three months ended March 31, 2022. The decrease was primarily due to decreases of $25.8 million in payroll and related expenses, $6.8 million in legal settlements made in the prior year, $4.5 million in other expenses, $1.4 million in clearing charges, and $0.9 million in software and equipment expenses.
Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment increased $0.5 million to $2.3 million during the three months ended March 31, 2023 from $1.8 million during the three months ended March 31, 2022.

Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $0.2 million to $21.2 million during the three months ended March 31, 2023 from $21.0 million during the three months ended March 31, 2022.
Communications
Selling, general and administrative expenses in the Communications segment increased $17.7 million to $29.2 million for the three months ended March 31, 2023 from $11.4 million for the three months ended March 31, 2022. The increase was primarily due to increases of $10.7 million from the acquisition of the remaining non-controlling interests in Lingo in the first quarter of 2023 and $9.1 million from the acquisition of Bullseye in the third quarter of 2022, partially offset by a decrease of $1.3 million in payroll and related expenses and $0.8 million in other expenses.
Consumer
Selling, general and administrative expenses in the Consumer segment increased $21.6 million to $23.0 million for the three months ended March 31, 2023 from $1.3 million during the three months ended March 31, 2022. The increase was primarily due to an increase of $21.9 million from the acquisition of Targus in the fourth quarter of 2022.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased approximately $5.6 million to $21.6 million during the three months ended March 31, 2023 from $16.0 million for the three months ended March 31, 2022. The increase was primarily due to increases of $2.4 million from the acquisition of other businesses in 2022, $1.9 million in accounting expenses, and $1.2 million in other expenses.
Other Income (Expense). Other income included interest income of $2.6 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. Dividend income was $13.2 million during the three months ended March 31, 2023 compared to $7.9 million during the three months ended March 31, 2022. Realized and unrealized losses on investments was $28.4 million during the three months ended March 31, 2023 compared to $49.1 million during the three months ended March 31, 2022. The change was primarily due to an increase in overall values of our investments. Change in fair value of financial instruments and other was $0.2 million during the three months ended March 31, 2023 and $6.0 million during the three months ended March 31, 2022. The change was primarily due to the change in fair value of warrant liabilities and the forgiveness of a Paycheck Protection Program loan in 2022. Interest expense was $47.6 million during the three months ended March 31, 2023 compared to $30.4 million during the three months ended March 31, 2022. The increase in interest expense was due to additional debt incurred during the three months ended March 31, 2023 and higher interest rates due to variable rates on certain of our outstanding debt. The increases in interest expense primarily consisted of $6.4 million from the Pathlight term loan, $1.8 million from the issuance of senior notes, $1.6 million from the Lingo term loan, $0.6 million and $1.2 million from the Targus term loan and revolving credit facility, respectively, $0.9 million from the BRPAC term loan and $3.2 million and $0.9 million from the Nomura term loan and revolving credit facility, respectively. During the three months ended March 31, 2023, loss from equity investments was $0.01 million compared to income from equity investments of $6.8 million during the three months ended March 31, 2022. The decrease was primarily due to $6.7 million in earnings related to the bebe equity method investment in the prior year.
Income (Loss) Before Income Taxes. Income before income taxes was $24.5 million during the three months ended March 31, 2023 compared to loss of $12.9 million during the three months ended March 31, 2022. The change was primarily due to an increase in revenue of $185.3 million, a decrease in realized and unrealized losses on investments of $20.7 million, an increase of $5.3 million in dividend income, and an increase of $2.5 million in interest income, partially offset by an increase in operating expenses of approximately $146.3 million, increase in interest expense of $17.1 million, decrease in income from equity investments of $6.8 million, and a decrease in change in fair value of financial instruments and other of $6.2 million.
(Provision for) Benefit from Income Taxes. Provision for income taxes was $7.9 million during the three months ended March 31, 2023 compared to a benefit of $3.7 million during the three months ended March 31, 2022. The effective income tax rate was 32.4% for the three months ended March 31, 2023 as compared to 28.7% for the three months ended March 31, 2022.

Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests was $0.6 million during the three months ended March 31, 2023 compared to net income of $0.9 million during the three months ended March 31, 2022.
Net Income (Loss) Attributable to the Company. Net income attributable to the Company was $17.2 million during the three months ended March 31, 2023 compared to net loss attributable to the Company of $10.1 million for the three months ended March 31, 2022. The change was primarily due to an increase in operating income of $39.0 million, a decrease in realized and unrealized loss on investments of $20.7 million, an increase of $5.3 million in dividend income, an increase of $2.5 million in interest income, and a decrease in net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests of $1.5 million, partially offset by an increase in interest expense of $17.1 million, a change from benefit from to provision for income taxes of $11.6 million, a decrease in income (loss) from equity investments of $6.8 million, and a decrease in change in fair value of financial instruments and other of $6.2 million.

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

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. On January 9, 2023, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on January 31, 2023 to holders of record as of the close of business on January 20, 2023.
Net Income (Loss) Available to Common Shareholders. Net income available to common shareholders was $15.1 million during the three months ended March 31, 2023 compared to net loss available to common shareholders of $12.1 million during the three months ended March 31, 2022. The change was primarily due to an increase in operating income of $39.0 million, a decrease in realized and unrealized loss on investments of $20.7 million, an increase of $5.3 million in dividend income, an increase of $2.5 million in interest income, and a decrease in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $1.5 million, partially offset by an increase in interest expense of $17.1 million, a change from benefit from to provision for income taxes of $11.6 million, a decrease in income (loss) from equity investments of $6.8 million, and a decrease in change in fair value of financial instruments and other of $6.2 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the three months ended March 31, 2023 and 2022, we generated net income of $16.6 million and net loss of $9.2 million, respectively. Our cash flows and profitability are impacted by capital market engagements performed on a quarterly and annual basis and amounts realized from the sale of our investments in marketable securities.
As of March 31, 2023, we had $210.0 million of unrestricted cash and cash equivalents, $2.4 million of restricted cash, $1,049.2 million of securities and other investments, at fair value, $772.1 million of loans receivable, at fair value, and $2,508.9 million of borrowings outstanding. The borrowings outstanding of $2,508.9 million as of March 31, 2023 included $1,723.0 million of borrowings from the issuance of the series of senior notes that are due at various dates ranging from May 31, 2024 to August 31, 2028 with interest rates ranging from 5.00% to 6.75%, $626.6 million in term loans borrowed pursuant to the Targus, Pathlight, Lingo, BRPI Acquisition Co LLC (“BRPAC”), and Nomura credit agreements discussed below, $139.5 million of revolving credit facility under the Targus and Nomura credit facilities discussed below, and $19.9 million of notes payable.
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

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On May 4, 2023, we declared a regular dividend of $1.00 per share that will be paid on or about May 23, 2023 to stockholders of record as of May 16, 2023. On February 22, 2023, the Company declared a regular quarterly dividend of $1.00 per share, which was paid on March 23, 2023 to stockholders of record as of March 10, 2023. During the year ended December 31, 2022, we paid cash dividends on our common stock of $119.5 million. While it is the Board’s current intention to make regular dividend payments of $1.00 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of common stock dividend activity for the three months ended March 31, 2023 and the year ended December 31, 2022 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
February 22, 2023	March 23, 2023	March 10, 2023	$1.000	$—	$1.000
November 3, 2022	November 29, 2022	November 15, 2022	1.000	—	1.000
July 28, 2022	August 23, 2022	August 11, 2022	1.000	—	1.000
April 28, 2022	May 20, 2022	May 11, 2022	1.000	—	1.000
February 23, 2022	March 23, 2022	March 9, 2022	1.000	—	1.000

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of March 31, 2023, dividends in arrears in respect of the Depositary Shares were $0.8 million. On April 10, 2023, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on May 1, 2023 to holders of record as of the close of business on April 21, 2023.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of March 31, 2023, dividends in arrears in respect of the Depositary Shares were $0.5 million. On April 10, 2023, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on May 1, 2023 to holders of record as of the close of business on April 21, 2023.
A summary of preferred stock dividend activity for the three months ended March 31, 2023 and the year ended December 31, 2022 was as follows:

		Stockholder	Preferred Dividend per Depositary Share
Date Declared	Date Paid	Record Date	Series A	Series B
January 9, 2023	January 31, 2023	January 20, 2023	$0.4296875	$0.4609375
October 10, 2022	October 31, 2022	October 21, 2022	0.4296875	0.4609375
July 7, 2022	July 29, 2022	July 19, 2022	0.4296875	0.4609375
April 7, 2022	April 29, 2022	April 19, 2022	0.4296875	0.4609375
January 10, 2022	January 31, 2022	January 21, 2022	0.4296875	0.4609375
Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$52,617	$(14,898)
Investing activities	(57,164)	(35,513)
Financing activities	(55,337)	(14,441)
Effect of foreign currency on cash	1,280	(496)
Net decrease in cash, cash equivalents and restricted cash	$(58,604)	$(65,348)
Cash provided by operating activities was $52.6 million during the three months ended March 31, 2023 compared to cash used in operating activities of $14.9 million during the three months ended March 31, 2022. Cash provided by operating activities for the three months ended March 31, 2023 consisted of the impact of net income of $16.6 million, noncash items of $10.7 million, and changes in operating assets and liabilities of $46.7 million. The negative cash flow impact from noncash items of $10.7 million included fair value adjustments of $46.1 million and non-cash interest and other of $1.1 million, partially offset by share-based compensation of $13.7 million, depreciation and amortization of $13.1 million, deferred income taxes of $5.8 million, provision for doubtful accounts of $3.2 million, effect of foreign currency of $0.3 million, income allocated for mandatorily redeemable noncontrolling interests of $0.3 million and dividends from equity investments of $0.1 million. Cash used in operating activities for the three months ended March 31, 2022 consisted of the negative impact of net loss of $9.2 million and noncash items of $42.7 million, partially offset by the negative impact of changes in operating assets and liabilities of $37.0 million. The negative cash flow impact from noncash items of $42.7 million included deferred income taxes of $41.9 million, fair value adjustments of $15.8 million, income from equity investments of $6.8 million, noncash interest and other of $3.6 million, and gain on extinguishment of loan of $1.1 million, partially offset by share-based compensation of $17.0 million, depreciation and amortization of $7.8 million, dividends from equity investments of $0.8 million, provision for doubtful accounts of $0.4 million, loss on disposal of fixed assets and other of $0.3 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.2 million.

Cash used in investing activities was $57.2 million during the three months ended March 31, 2023 compared to cash used in investing activities of $35.5 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, cash used in investing activities consisted of cash used for purchases of loans receivable of $312.0 million, acquisition of businesses and minority interest of $12.3 million, purchases of property and equipment of $1.7 million, and purchase of equity and other investments of $0.7 million, partially offset by cash received from loans receivable repayment of $260.6 million, sale of loan receivable of $7.5 million, and proceeds from sale of property, equipment, intangible assets, and other of $1.4 million. During the three months ended March 31, 2022, cash used in investing activities consisted of cash used for purchases of loans receivable of $93.9 million, acquisition of businesses of $40.0 million, purchases of equity and other investments of $2.4 million, and purchases of property and equipment of $0.2 million partially offset by cash received from loans receivable repayment of $101.0 million.

Cash used in financing activities was $55.3 million during the three months ended March 31, 2023 compared to cash used in financing activities of $14.4 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, cash used in financing activities primarily consisted of $72.9 million used in the repayment of term loan, $53.8 million used to repurchase our common shares, $46.9 million used to pay dividends on our common shares, $17.2 million used in payment of revolving lines of credit, $11.5 million used to repay our notes payable, $4.8 million used in payment of employment taxes on vesting of restricted stock, $2.0 million used to pay debt issuance and offering costs, $2.0 million used to pay dividends on our preferred shares, $1.3 million used to pay contingent consideration, and $1.0 million in distributions to noncontrolling interests, partially offset by cash provided by $128.2 million proceeds from term loans, $29.0 million proceeds from revolving line of credit, $0.5 million proceeds from issuance of preferred stock, and $0.4 million contributions from noncontrolling interests. During the three months ended March 31, 2022, cash used in financing activities primarily consisted of $27.9 million used to pay dividends on our common shares, $4.1 million used in the repayment of term loan, $2.0 million used to pay dividends on our preferred shares, $1.3 million used in payment of employment taxes on vesting of restricted stock, $1.1 million in distributions to noncontrolling interests, and $0.4 million used to repay our notes payable, partially offset by cash provided by $20.0 million in proceeds from issuance of senior notes, $1.8 million in contributions from noncontrolling interests, and $0.6 million in proceeds from issuance of preferred stock.

Credit Agreements
Targus Credit Agreement
On October 18, 2022, our subsidiary, Tiger US Holdings, Inc. (the “Borrower”), a Delaware corporation, among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28.0 million term loan and a five-year $85.0 million revolver loan, which was used to finance part of the acquisition of Targus.
The Targus Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. We are in compliance with all financial covenants in the Targus Credit Agreement as of March 31, 2023.
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
As of March 31, 2023 and December 31, 2022, the outstanding balance on the term loan was $24.7 million (net of unamortized debt issuance costs of $0.5 million) and $26.0 million (net of unamortized debt issuance costs of $0.6 million) and the outstanding balance on the revolver loan was $62.5 million and $53.0 million, respectively. Interest expense on these loans during the three months ended March 31, 2023 was $1.7 million (including amortization of deferred debt issuance costs and unused commitment fees of $0.2 million). The interest rate on the term loan was 8.66% and 8.43% and the interest rate on the revolver loan ranged between 6.66% to 9.75% and 6.03% to 9.25% as of March 31, 2023 and December 31, 2022, respectively.
Pathlight Credit Agreement
On September 23, 2022, our subsidiary, B. Riley Receivables II, LLC, a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148.2 million term loan. On January 12, 2023, Amendment No. 2 to the Pathlight Credit Agreement increased the term loan by an additional $78.3 million. On March 31, 2023, Amendment No. 3 to the Pathlight Credit Agreement increased the term loan by an additional $49.9 million.
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus an applicable margin of 6.5%. As of March 31, 2023 and December 31, 2022, the interest rate on the Pathlight Credit Agreement was 11.4% and 11.0%, respectively.
The Pathlight Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Pathlight Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Pathlight Credit Agreement. We are in compliance with all financial covenants in the Pathlight Credit Agreement as of March 31, 2023.

Principal outstanding under the Pathlight Credit Agreement is repaid based on collections of the 2022 Badcock Receivable less other application of payments as defined in the Pathlight Credit Agreement and the remaining principal balance is due at final maturity on September 23, 2027.
As of March 31, 2023 and December 31, 2022, the outstanding balance on the term loan was $184.4 million (net of unamortized debt issuance costs of $3.8 million) and $118.4 million (net of unamortized debt issuance costs of $2.4 million). Interest expense on the term loan during the three months ended March 31, 2023 was $6.4 million (including amortization of deferred debt issuance costs of $1.7 million).
Lingo Credit Agreement
On August 16, 2022, our subsidiary, Lingo (the “Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45.0 million term loan. This loan was used to finance part of the purchase of BullsEye by Lingo. On September 9, 2022, Lingo entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank (the “New Lender”) for an incremental term loan of $7.5 million, increasing the principal balance of the term loan to $52.5 million. On November 10, 2022, Lingo entered into the Second Amendment to the Lingo Credit Agreement with KeyBank National Association for an incremental term loan of $20.5 million, increasing the principal balance of the term loan to $73.0 million.
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of March 31, 2023 and December 31, 2022, the interest rate on the Lingo Credit Agreement was 8.48% and 7.89%, respectively.
The Lingo Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. We are in compliance with all financial covenants in the Lingo Credit Agreement as of March 31, 2023.
Principal outstanding is due in quarterly installments. Quarterly installments from June 30, 2023 to December 31, 2023 are in the amount of $2.3 million per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $2.7 million per quarter, from March 31, 2025 to June 30, 2027 are in the amount of $3.7 million, and the remaining principal balance is due at final maturity on August 16, 2027.
As of March 31, 2023 and December 31, 2022, the outstanding balance on the term loan was $69.8 million (net of unamortized debt issuance costs of $0.9 million) and $72.0 million (net of unamortized debt issuance costs of $1.0 million), respectively. Interest expense on the term loan during the three months ended March 31, 2023 was $1.6 million (including amortization of deferred debt issuance costs of $0.1 million).
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

SOFR rate loans under the Credit Facilities accrue interest at the term SOFR rate plus a term SOFR adjustment determined by the selected interest period and an applicable margin of 4.50%. Base rate loans accrue interest at the Base Rate plus an applicable margin of 3.50%. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the average utilization of the Revolving Credit Facility for the immediately preceding fiscal quarter.
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
The Credit Agreement and the Second Amendment contain certain affirmative and negative covenants customary for financings of this type that, among other things, limit our, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement and the Second Amendment contain a financial covenant that requires us to maintain Operating EBITDA of at least $135.0 million and the Primary Guarantor to maintain net asset value of at least $1,100.0 million. The Credit Agreement and the Second Amendment contain customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. We are in compliance with all financial covenants in the Nomura Credit Agreement as of March 31, 2023.
Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility began to amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity on June 23, 2025. Quarterly installments from June 30, 2023 to March 31, 2025 are in the amount of $3.8 million per quarter.

As of March 31, 2023 and December 31, 2022, the outstanding balances on the Term Loan Facility and Incremental Facility were $283.7 million (net of unamortized debt issuance costs of $5.0 million) and $287.0 million (net of unamortized debt issuance costs of $5.5 million), respectively. Interest on the term loan during the three months ended March 31, 2023 and 2022 was $7.3 million (including amortization of deferred debt issuance costs of $0.5 million) and $4.1 million (including amortization of deferred debt issuance costs of $0.5 million), respectively. The interest rate on the term loan as of March 31, 2023 and December 31, 2022 was 9.59% and 9.23%, respectively.

We had an outstanding balance of $77.0 million and $74.7 million under the Revolving Credit Facility as of March 31, 2023 and December 31, 2022, respectively. Interest on the revolving facility during the three months ended March 31, 2023 and 2022 was $2.0 million (including amortization of deferred financing costs of $0.2 million) and $1.1 million (including amortization of deferred financing costs of $0.1 million), respectively. The interest rate on the Revolving Credit Facility as of March 31, 2023 and December 31, 2022 was 9.69% and 9.23%, respectively.
Wells Fargo Credit Agreement
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the SOFR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related Credit Agreement. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $0.02 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. There was no outstanding balance on this credit facility as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, there were no open letters of credit outstanding.
We are in compliance with all financial covenants in the asset based credit facility as of March 31, 2023.
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
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100% of the equity interests of the Credit Parties; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec LTD., a limited company organized under the laws of Israel. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the BRPAC Credit Agreement. We are in compliance with all financial covenants in the BRPAC Credit Agreement as of March 31, 2023.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of March 31, 2023 and December 31, 2022, the interest rate on the BRPAC Credit Agreement was 8.23% and 7.65%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from June 30, 2023 to December 31, 2023 are in the amount of $4.7 million per quarter, from March 31, 2024 to December 31, 2026 are in the amount of $3.8 million per quarter, on March 31, 2027 is in the amount of $2.8 million, and the remaining principal balance is due at final maturity on June 30, 2027.

As of March 31, 2023 and December 31, 2022, the outstanding balance on the term loan was $64.1 million (net of unamortized debt issuance costs of $0.6 million) and $68.7 million (net of unamortized debt issuance costs of $0.7 million), respectively. Interest expense on the term loan during the three months ended March 31, 2023 and 2022 was $1.4 million (including amortization of deferred debt issuance costs of $0.1 million) and $0.5 million (including amortization of deferred debt issuance costs of $0.1 million), respectively.
Senior Note Offerings
During the three months ended March 31, 2023 and 2022, we issued zero and $20.1 million, respectively, of senior notes due with maturities dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. We filed a series of prospectus supplements with the SEC in respect of our offerings of these senior notes.
As of March 31, 2023 and December 31, 2022, the total senior notes outstanding was $1,723.0 million (net of unamortized debt issue costs of $16.9 million) and $1,721.8 million (net of unamortized debt issue costs of $18.1 million) with a weighted average interest rate of 5.75% and 5.75%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $26.2 million and $24.4 million during the three months ended March 31, 2023 and 2022, respectively.

The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $250.0 million of certain of the Company’s senior notes. As of March 31, 2023 and December 31, 2022, the Company had $0.1 million remaining availability under the January 2022 Sales Agreement.
Recent Accounting Standards
See Note 3(p) to the accompanying financial statements for recent accounting standards we have recently adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We periodically use derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of March 31, 2023 and December 31, 2022, there were no forward exchange contracts outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was zero and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

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
Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. In our portfolio of securities owned, we invest in loans receivable that primarily bear interest at a floating rate of interest. If floating rates of interest had increased by 1% during the three months ended March 31, 2023, the rate increase would have resulted in an increase in interest expense of $1.9 million.
The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable, and investments in partnership interests. Our cash and cash equivalents through March 31, 2023 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $30.5 million and $2.0 million during the three months ended March 31, 2023 and 2022, respectively or 7.0% and 0.8% of our total revenues of $432.1 million and $246.8 million during the three months ended March 31, 2023 and 2022, respectively. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a loss of $0.2 million and gain of $0.3 million during the three months ended March 31, 2023 and 2022, respectively. We may be exposed to foreign currency risk; however, our operating results during the three months ended March 31, 2023 and 2022, included $30.5 million and $2.0 million of revenues and $8.4 million and $1.7 million of operating expenses from our foreign subsidiaries, respectively and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.7 million and $0.2 million change in our operating income during the three months ended March 31, 2023 and 2022, respectively.
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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of March 31, 2023 our disclosure controls and procedures were not effective at the reasonable assurance level.

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
Item 1A. Risk Factors.
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2022, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2023, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 through January 31, 2023	80,142	$36.51	70,939	$41,021,994
February 1 through February 28, 2023	550,863	$40.69	548,712	$18,695,396
March 1 through March 31, 2023	833,393	$34.66	833,180	$30,978,861
Total	1,464,398	$37.03	1,452,831
______________________________
(1) Includes purchases of 11,567 shares made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under our 2021 Stock Incentive Plan.
(2) Includes purchases of 1,452,831 shares under the Company's annual share repurchase programs. On March 3, 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases of up to $50,000 of the Company's outstanding common shares and the reauthorized program expires in October 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Bryant R. Riley	8-K	10.1	4/14/2023

10.2#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Thomas J. Keller	8-K	10.2	4/14/2023

10.3#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Phillip J. Ahn	8-K	10.3	4/14/2023

10.4#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Alan N. Forman	8-K	10.4	4/14/2023

10.5#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Andrew Moore	8-K	10.5	4/14/2023

10.6#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Kenneth M. Young	8-K	10.6	4/14/2023

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: May 8, 2023	By:	/s/ PHILLIP J. AHN
	Name:	Phillip J. Ahn
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)