Form 10-Q
period 2023-06-30
B. Riley Financial, Inc.
filed 2023-08-09
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-37503

B. RILEY FINANCIAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0223495
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 800 Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)
(310) 966-1444
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RILY	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 6.875% share of Series A Cumulative Perpetual Preferred Stock	RILYP	Nasdaq Global Market
Depositary Shares, each representing a 1/1000th fractional interest in a 7.375% share of Series B Cumulative Perpetual Preferred Stock	RILYL	Nasdaq Global Market
6.75% Senior Notes due 2024	RILYO	Nasdaq Global Market
6.375% Senior Notes due 2025	RILYM	Nasdaq Global Market
5.00% Senior Notes due 2026	RILYG	Nasdaq Global Market
5.50% Senior Notes due 2026	RILYK	Nasdaq Global Market
6.50% Senior Notes due 2026	RILYN	Nasdaq Global Market
5.25% Senior Notes due 2028	RILYZ	Nasdaq Global Market
6.00% Senior Notes due 2028	RILYT	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023, there were 30,571,779 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023
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
Additionally, as previously disclosed in our 2022 Annual Report on Form 10-K, we restated the relevant unaudited financial information for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 included in this Quarterly Report on Form 10-Q have been restated to reflect the restatement adjustments as described in the 2022 Form 10-K. See also Note 2 to our condensed consolidated financial statements for further information on the impact of the restatement adjustments on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$107,581	$268,618
Restricted cash	2,321	2,308
Due from clearing brokers	22,289	48,737
Securities and other investments owned, at fair value	1,072,444	1,129,268
Securities borrowed	2,938,521	2,343,327
Accounts receivable, net	118,927	149,110
Due from related parties	669	1,081
Loans receivable, at fair value (includes $130,024 and $98,729 from related parties as of June 30, 2023 and December 31, 2022, respectively)	683,827	701,652
Prepaid expenses and other assets	309,083	460,696
Operating lease right-of-use assets	85,207	88,593
Property and equipment, net	28,443	27,141
Goodwill	526,827	512,595
Other intangible assets, net	354,328	374,098
Deferred income taxes	2,845	3,978
Total assets	$6,253,312	$6,111,202
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$60,264	$81,384
Accrued expenses and other liabilities	251,260	322,974
Deferred revenue	77,089	85,441
Deferred income taxes	46,624	29,548
Due to related parties and partners	289	2,210
Due to clearing brokers	—	19,307
Securities sold not yet purchased	2,686	5,897
Securities loaned	2,929,265	2,334,031
Operating lease liabilities	96,473	99,124
Notes payable	21,298	25,263
Revolving credit facility	110,875	127,678
Term loans, net	529,242	572,079
Senior notes payable, net	1,666,009	1,721,751
Total liabilities	5,791,374	5,426,687

Commitments and contingencies (Note 17)
Redeemable noncontrolling interests in equity of subsidiaries	—	178,622
B. Riley Financial, Inc. equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 and 4,545 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; and liquidation preference of $114,082 and $113,615 as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,480,870 and 28,523,764 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	452,254	494,201
Accumulated deficit	(49,140)	(45,220)
Accumulated other comprehensive loss	(597)	(2,470)
Total B. Riley Financial, Inc. stockholders’ equity	402,520	446,514
Noncontrolling interests	59,418	59,379
Total equity	461,938	505,893
Total liabilities and equity	$6,253,312	$6,111,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:		As Restated		As Restated
Services and fees	$230,327	$191,662	$465,886	$394,476
Trading income (loss) and fair value adjustments on loans	42,365	(117,763)	93,933	(137,041)
Interest income - Loans and securities lending	75,199	63,835	152,385	125,261
Sale of goods	58,387	1,887	126,164	3,765
Total revenues	406,278	139,621	838,368	386,461
Operating expenses:
Direct cost of services	55,941	17,785	110,338	29,436
Cost of goods sold	40,317	1,994	87,943	4,245
Selling, general and administrative expenses	188,885	167,136	401,512	342,335
Restructuring charge	628	—	721	—
Impairment of tradenames	1,733	—	1,733	—
Interest expense - Securities lending and loan participations sold	35,780	14,544	68,204	26,310
Total operating expenses	323,284	201,459	670,451	402,326
Operating income (loss)	82,994	(61,838)	167,917	(15,865)
Other income (expense):
Interest income	701	500	3,275	567
Dividend income	9,555	9,243	22,759	17,104
Realized and unrealized gains (losses) on investments	18,843	(106,164)	(9,599)	(155,276)
Change in fair value of financial instruments and other	381	4,321	172	10,302
Income (loss) from equity investments	143	(3,399)	133	3,376
Interest expense	(47,332)	(31,764)	(94,893)	(62,200)
Income (loss) before income taxes	65,285	(189,101)	89,764	(201,992)
(Provision for) benefit from income taxes	(21,504)	52,513	(29,423)	56,208
Net income (loss)	43,781	(136,588)	60,341	(145,784)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,600)	3,571	(3,195)	4,437
Net income (loss) attributable to B. Riley Financial, Inc.	46,381	(140,159)	63,536	(150,221)
Preferred stock dividends	2,015	2,002	4,027	4,004
Net income (loss) available to common shareholders	$44,366	$(142,161)	$59,509	$(154,225)

Basic income (loss) per common share	$1.57	$(5.07)	$2.09	$(5.52)
Diluted income (loss) per common share	$1.55	$(5.07)	$2.05	$(5.52)

Weighted average basic common shares outstanding	28,239,116	28,051,570	28,411,270	27,953,845
Weighted average diluted common shares outstanding	28,654,246	28,051,570	29,082,885	27,953,845
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$43,781	$(136,588)	$60,341	$(145,784)
Other comprehensive income (loss):
Change in cumulative translation adjustment	1,007	(2,316)	1,873	(2,804)
Other comprehensive income (loss), net of tax	1,007	(2,316)	1,873	(2,804)
Total comprehensive income (loss)	44,788	(138,904)	62,214	(148,588)
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,600)	3,698	(3,049)	4,564
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$47,388	$(142,602)	$65,263	$(153,152)
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)
(Dollars in thousands, except share data)
For the Three Months Ended June 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, April 1, 2023	4,563	$—	28,135,636	$3	$445,352	$(62,566)	$(1,604)	$59,179	$440,364
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	345,234	—	(3,523)	—	—	—	(3,523)
Share based payments	—	—	—	—	10,425	—	—	—	10,425
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(30,144)	—	—	(30,144)
Dividends on preferred stock	—	—	—	—	—	(2,015)	—	—	(2,015)
Net income	—	—	—	—	—	46,381	—	(2,600)	43,781
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(740)	(740)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,579	3,579
Remeasurement of B. Riley Principal 250 Merger Corporation subsidiary temporary equity	—	—	—	—	—	(796)	—	—	(796)
Other comprehensive income	—	—	—	—	—	—	1,007	—	1,007
Balance, June 30, 2023	4,563	$—	28,480,870	$3	$452,254	$(49,140)	$(597)	$59,418	$461,938

Balance, April 1, 2022	4,535	$—	27,928,234	$3	$450,164	$205,765	$(1,568)	$45,813	$700,177
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	362,224	—	(5,146)	—	—	—	(5,146)
Share based payments	—	—	—	—	14,202	—	—	—	14,202
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(31,034)	—	—	(31,034)
Dividends on preferred stock	—	—	—	—	—	(2,002)	—	—	(2,002)
Net loss	—	—	—	—	—	(140,159)	—	3,698	(136,461)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(801)	(801)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,757	6,757
Other comprehensive loss	—	—	—	—	—	—	(2,316)	—	(2,316)
Balance, June 30, 2022	4,535	$—	28,290,458	$3	$459,220	$32,570	$(3,884)	$55,467	$543,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Six Months Ended June 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	4,545	$—	28,523,764	$3	$494,201	$(45,220)	$(2,470)	$59,379	$505,893
Preferred stock issued	18	—	—	—	467	—	—	—	467
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	1,357,985	—	(8,342)	—	—	—	(8,342)
Common stock repurchased and retired	—	—	(1,452,831)	—	(53,803)	—	—	—	(53,803)
Shares issued for the acquisition of a business	—	—	51,952	—	2,111	—	—	—	2,111
Remeasurement of Lingo redeemable minority interest	—	—	—	—	(6,483)	—	—	—	(6,483)
Share based payments	—	—	—	—	24,103	—	—	—	24,103
Dividends on common stock ($2.00 per share)	—	—	—	—	—	(61,435)	—	—	(61,435)
Dividends on preferred stock	—	—	—	—	—	(4,027)	—	—	(4,027)
Net income	—	—	—	—	—	63,536	—	(3,049)	60,487
Remeasurement of B. Riley Principal 250 Merger Corporation subsidiary temporary equity	—	—	—	—	—	(1,994)	—	—	(1,994)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,460)	(1,460)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,010	4,010
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	538	538
Other comprehensive income	—	—	—	—	—	—	1,873	—	1,873
Balance, June 30, 2023	4,563	$—	28,480,870	$3	$452,254	$(49,140)	$(597)	$59,418	$461,938

Balance, January 1, 2022	4,512	$—	27,591,028	$3	$413,486	$248,862	$(1,080)	$43,930	$705,201
Preferred stock issued	23	—	—	—	639	—	—	—	639
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	394,552	—	(6,440)	—	—	—	(6,440)
Shares issued for the acquisition of FocalPoint	—	—	304,878	—	20,320	—	—	—	20,320
Share based payments	—	—	—	—	31,215	—	—	—	31,215
Dividends on common stock ($2.00 per share)	—	—	—	—	—	(62,067)	—	—	(62,067)
Dividends on preferred stock	—	—	—	—	—	(4,004)	—	—	(4,004)
Net loss	—	—	—	—	—	(150,221)	—	4,564	(145,657)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,736)	(1,736)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8,527	8,527
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	182	182
Other comprehensive loss	—	—	—	—	—	—	(2,804)	—	(2,804)
Balance, June 30, 2022	4,535	$—	28,290,458	$3	$459,220	$32,570	$(3,884)	$55,467	$543,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$60,341	$(145,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,611	15,809
Provision for doubtful accounts	3,802	1,276
Share-based compensation	24,238	31,215
Fair value adjustments, non-cash	(56,634)	(13,572)
Non-cash interest and other	(5,117)	(1,237)
Effect of foreign currency on operations	(224)	298
Income from equity investments	(133)	(3,376)
Dividends from equity investments	129	1,908
Deferred income taxes	18,516	(95,342)
Impairment of intangibles, loss on disposal of fixed assets, and other	1,583	122
Gain on extinguishment of loan	—	(1,102)
Gain on equity investment	—	(6,790)
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	778	436
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	7,141	(65,644)
Securities and other investments owned	72,074	390,147
Securities borrowed	(595,194)	(323,108)
Accounts receivable	26,381	5,308
Prepaid expenses and other assets	(13,834)	(12,598)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(74,185)	(138,605)
Amounts due to/from related parties and partners	(1,509)	1,876
Securities sold, not yet purchased	(3,211)	(23,220)
Deferred revenue	(8,682)	6,568
Securities loaned	595,234	325,516
Net cash provided by (used in) operating activities	77,105	(49,899)
Cash flows from investing activities:
Purchases of loans receivable	(359,957)	(199,109)
Repayments of loans receivable	413,417	241,695
Sale of loan receivable	7,500	—
Acquisition of businesses and minority interest, net of $234 and $27,740 cash acquired for 2023 and 2022, respectively	(12,287)	(38,383)
Purchases of property, equipment and intangible assets	(4,757)	(896)
Proceeds from sale of property, equipment, intangible assets, and other	1,511	2
Funds received from trust account of subsidiary	175,763	—
Purchase of equity and other investments	(4,871)	(2,786)

Net cash provided by investing activities	216,319	523
Cash flows from financing activities:
Proceeds from revolving line of credit	62,030	—
Repayment of revolving line of credit	(78,834)	—
Repayment of notes payable	(11,728)	(357)
Repayment of term loan	(172,826)	(54,316)
Proceeds from term loan	128,187	75,000
Proceeds from issuance of senior notes	185	35,874
Redemption of senior notes	(58,924)	—
Payment of debt issuance and offering costs	(3,205)	(450)
Payment of contingent consideration	(1,339)	(451)
ESPP and payment of employment taxes on vesting of restricted stock	(8,342)	(6,440)
Common dividends paid	(80,348)	(62,039)
Preferred dividends paid	(4,027)	(4,004)
Repurchase of common stock	(53,803)	—
Distribution to noncontrolling interests	(2,535)	(2,414)
Contributions from noncontrolling interests	4,010	8,527
Redemption of subsidiary temporary equity and distributions	(175,763)	—
Proceeds from issuance of preferred stock	467	639
Net cash used in financing activities	(456,795)	(10,431)
Decrease in cash, cash equivalents and restricted cash	(163,371)	(59,807)
Effect of foreign currency on cash, cash equivalents and restricted cash	2,347	(3,027)
Net decrease in cash, cash equivalents and restricted cash	(161,024)	(62,834)
Cash, cash equivalents and restricted cash, beginning of period	270,926	279,860
Cash, cash equivalents and restricted cash, end of period	$109,902	$217,026

Supplemental disclosures:
Interest paid	$155,520	$83,102
Taxes paid	$6,040	$45,343
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
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2022, the Company identified a classification error of dividend income and realized and unrealized gains (losses) on certain investments within revenue. The following tables summarize the effects of the correction of the classification error on the Company’s restated condensed consolidated statements of operations for the three and six months ended June 30, 2022. The classification error had no impact on the Company's condensed consolidated balance sheet, condensed consolidated statements of equity, cash flows, net income, or earnings per share.

The following tables present the corrections by financial statement line item within the condensed consolidated statement of operations for all periods presented:

	Three Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Statement of Operations
Revenues:
Services and fees	$200,905	$(9,243)	(a)	$191,662
Trading (loss) income and fair value adjustments on loans	(223,927)	106,164	(b)	(117,763)
Interest income - Loans and securities lending	63,835	—		63,835
Sale of goods	1,887	—		1,887
Total revenues	42,700	96,921		139,621

Operating expenses:
Direct cost of services	17,785	—		17,785
Cost of goods sold	1,994	—		1,994
Selling, general and administrative expenses	167,136	—		167,136
Interest expense - Securities lending and loan participations sold	14,544	—		14,544
Total operating expenses	201,459	—		201,459
Operating (loss) income	(158,759)	96,921		(61,838)

Other income (expense):
Interest income	500	—		500
Dividend income	—	9,243	(a)	9,243
Realized and unrealized gains (losses) on investments	—	(106,164)	(b)	(106,164)
Change in fair value of financial instruments and other	4,321	—		4,321
Income from equity method investments	(3,399)	—		(3,399)
Interest expense	(31,764)	—		(31,764)
Loss before income taxes	(189,101)	—		(189,101)
Provision for income taxes	52,513	—		52,513
Net loss	(136,588)	—		(136,588)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	3,571	—		3,571
Net loss attributable to B. Riley Financial, Inc.	(140,159)	—		(140,159)
Preferred stock dividends	2,002	—		2,002
Net loss available to common shareholders	$(142,161)	$—		$(142,161)

Basic loss per common share	$(5.07)			$(5.07)
Diluted loss per common share	$(5.07)			$(5.07)

Weighted average basic common shares outstanding	28,051,570			28,051,570
Weighted average diluted common shares outstanding	28,051,570			28,051,570
(a) To reclassify dividends received from investments from Services and fees to Dividend income.
(b) To reclassify realized and unrealized gains (losses) on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains (losses) on investments.

	Six Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Statement of Operations
Revenues:
Services and fees	$411,580	$(17,104)	(a)	$394,476
Trading (loss) income and fair value adjustments on loans	(292,317)	155,276	(b)	(137,041)
Interest income - Loans and securities lending	125,261	—		125,261
Sale of goods	3,765	—		3,765
Total revenues	248,289	138,172		386,461

Operating expenses:
Direct cost of services	29,436	—		29,436
Cost of goods sold	4,245	—		4,245
Selling, general and administrative expenses	342,335	—		342,335
Interest expense - Securities lending and loan participations sold	26,310	—		26,310
Total operating expenses	402,326	—		402,326
Operating (loss) income	(154,037)	138,172		(15,865)

Other income (expense):
Interest income	567	—		567
Dividend income	—	17,104	(a)	17,104
Realized and unrealized gains (losses) on investments	—	(155,276)	(b)	(155,276)
Change in fair value of financial instruments and other	10,302	—		10,302
Income from equity method investments	3,376	—		3,376
Interest expense	(62,200)	—		(62,200)
Loss before income taxes	(201,992)	—		(201,992)
Provision for income taxes	56,208	—		56,208
Net loss	(145,784)	—		(145,784)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	4,437	—		4,437
Net loss attributable to B. Riley Financial, Inc.	(150,221)	—		(150,221)
Preferred stock dividends	4,004	—		4,004
Net loss available to common shareholders	$(154,225)	$—		$(154,225)

Basic loss per common share	$(5.52)			$(5.52)
Diluted loss per common share	$(5.52)			$(5.52)

Weighted average basic common shares outstanding	27,953,845			27,953,845
Weighted average diluted common shares outstanding	27,953,845			27,953,845
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
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
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
(c) Interest Expense — Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $35,780 and $14,544 during the three months ended June 30, 2023 and 2022, respectively, and $68,204 and $26,310 during the six months ended June 30, 2023 and 2022, respectively.
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
(e) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $5,736 and $2,594 during the three months ended June 30, 2023 and 2022 and $10,857 and $4,357 during the six months ended June 30, 2023 and 2022, respectively. Advertising expense was included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
(f) Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
(g) Restricted Cash
As of June 30, 2023 and December 31, 2022, restricted cash included $2,321 and $2,308 of cash collateral for leases, respectively.
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$107,581	$268,618
Restricted cash	2,321	2,308
Total cash, cash equivalents and restricted cash	$109,902	$270,926
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
Loans receivable, at fair value totaled $683,827 and $701,652 as of June 30, 2023 and December 31, 2022, respectively. The loans have various maturities through June 2026. As of June 30, 2023 and December 31, 2022, the historical cost of loans receivable accounted for under the fair value option was $698,531 and $769,022, respectively, which included principal balances of $703,432 and $772,873 respectively, and unamortized costs, origination fees, premiums and discounts, totaling $4,901 and $3,851, respectively. During the three months ended June 30, 2023 and 2022, the Company recorded net unrealized gains of $9,207 and net unrealized losses of $10,985, respectively, and during the six months ended June 30, 2023 and 2022 the Company recorded net unrealized gains of $52,666 and net unrealized losses of $129, respectively, on the loans receivable at fair value, which was included in trading income (loss) and fair value adjustments on loans on the condensed consolidated statements of operations. Loans receivable, at fair value on non-accrual was $41,656 and $7,153 as of June 30, 2023 and December 31, 2022, respectively, which represented approximately 6.1% and 1.0% of total loans receivable, at fair value as of June 30, 2023 and December 31, 2022, respectively.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of June 30, 2023, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 17. In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of June 30, 2023, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
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
Badcock Loan Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement with W.S. Badcock Corporation, a Florida corporation (“WSBC”), an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”). The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables of WSBC. On September 23, 2022, the Company's subsidiary, B Riley Receivables II, LLC (“BRRII”), a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“2022 Badcock Receivable”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan discussed in Note 11. During the six months ended June 30, 2023, BRRII entered into Amendment Nos. 2 and No. 3 to the 2022 Badcock Receivable with WSBC for a total of $145,278 in additional consumer credit receivables. The accounting for these transactions resulted in the Company recording a loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. The loan receivable was measured at fair value on the condensed consolidated balance sheets.
In connection with these loans, the Company entered into a Servicing Agreement with WSBC pursuant to which WSBC provides to the Company certain customary servicing and account management services in respect of the receivables purchased by the Company under the Receivables Purchase Agreement. In addition, subject to certain terms and conditions, FRG has agreed to guarantee the performance by WSBC of its obligations under the Master Receivables Purchase Agreements and the Servicing Agreement.
As of June 30, 2023 and December 31, 2022, loans receivable to WSBC in the Company's condensed consolidated balance sheets included loans measured at fair value in the amount of $206,196 and $318,109, respectively.
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

As of June 30, 2023 and December 31, 2022, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	June 30, 2023	December 31, 2022
Securities and other investments owned:
Equity securities	$963,817	$1,046,710
Corporate bonds	62,977	8,539
Other fixed income securities	5,093	3,956
Partnership interests and other	40,557	70,063
	$1,072,444	$1,129,268

Securities sold not yet purchased:
Equity securities	$951	$4,466
Corporate bonds	703	1,162
Other fixed income securities	1,032	269
	$2,686	$5,897
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

The following tables contain summarized financial information with respect to two of the Company's individually greater than 20% investments, where the Company has a voting interest in each investee of 41% and 43%, respectively, which has been aggregated and included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of March 31, 2023 and September 30, 2022 correspond to amounts as of June 30, 2023 and December 31, 2022, respectively, of the Company; for income statement amounts during the three and six months ended March 31, 2023 and 2022 correspond to amounts during the three and six months ended June 30, 2023 and 2022, respectively, of the Company), which is the period in which the most recent financial information is available:

	March 31, 2023	September 30, 2022
Total assets	$189,999	$202,520
Total liabilities	$9,579	$5,737
Equity attributable to investee	$180,420	$196,783

	For the three months ended March 31,		For the six months ended March 31,
	2023	2022	2023	2022
Revenues	$16,457	$21,674	$44,428	$48,883
Net income attributable to investees	$10,878	$18,853	$22,686	$31,735

The following tables contain summarized financial information with respect to B&W, where the Company owns a 31% voting interest, included below for purposes of the disclosure a quarter in arrears balance sheet amounts as of March 31, 2023 and September 30, 2022 correspond to amounts as of June 30, 2023 and December 31, 2022, respectively, of the Company; for income statement amounts during the three and six months ended March 31, 2023 and 2022 correspond to amounts during the three and six months ended June 30, 2023 and 2022, respectively, of the Company), which is the period in which the most recent financial information is available:

	March 31, 2023	September 30, 2022
Total assets	$986,420	$881,567
Total liabilities	$978,626	$898,695
Equity attributable to investee	$(10,206)	$(17,128)

	For the three months ended March 31,		For the six months ended March 31,
	2023	2022	2023	2022
Revenues	$257,247	$204,049	$507,124	$396,344
Net (loss) income attributable to investees	$(16,211)	$(11,979)	$(14,190)	$13,895
As of June 30, 2023 and December 31, 2022, the fair value of these equity securities totaled $365,657 and $371,948, respectively, and are included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC 820 - Fair Value Measurements. As of June 30, 2023 and December 31, 2022, partnership and investment fund interests valued at NAV of $40,557 and $70,063, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. As of June 30, 2023 and December 31, 2022, investments in nonpublic entities valued using a measurement alternative of $88,959 and $94,109, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.
The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments when they are deemed to be other-than-temporarily impaired, investments adjusted to their fair value by applying the measurement alternative, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. The Company did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition as of June 30, 2023 and December 31, 2022.
As of December 31, 2022, the Company had $174,437 of funds held in trust that were invested in a mutual fund that invests in U.S. Treasury securities that were purchased with funds raised through the initial public offering of B. Riley Principal 250 Merger Corporation (“BRPM 250”), which was a special purpose acquisition corporation (“SPAC”). The funds raised were held in a trust account that was restricted for use and may only be used for purposes of completing an initial business combination or redemption of the class A public common shares of the SPAC as set forth in the trust agreement. As of December 31, 2022, the funds held in trust were included within Level 1 of the fair value hierarchy and included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The BRPM 250 Class A public shares were deemed cancelled on May 4, 2023, and the funds held in trust were used to fund the corresponding redemption amounts to the BRPM 250 Class A shareholders.
The Company had warrant liabilities related to warrants of the SPAC that are held by investors in BRPM 250. The warrants were accounted for as liabilities in accordance with ASC 815 - Derivatives and Hedging and were measured at fair value at inception and on a recurring basis using quoted prices in over-the-counter markets. Warrant liabilities were included in Level 1 of the fair value hierarchy and included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets in the amount of $173 for BRPM 250 as of December 31, 2022. The warrants expired worthless on May 4, 2023 when all of the BRPM 250 Class A public shares were redeemed. Changes in fair value of warrants were included within change in fair value of financial instruments and other as part of other income (expense) in the consolidated statements of operations. The fair value of mandatorily redeemable noncontrolling interests was determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2023 Using
	Fair value as of June 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$874,858	$487,728	$—	$387,130
Corporate bonds	62,977	57,081	5,896	—
Other fixed income securities	5,093	—	5,093	—
Total securities and other investments owned	942,928	544,809	10,989	387,130
Loans receivable, at fair value	683,827	—	—	683,827
Total assets measured at fair value	$1,626,755	$544,809	$10,989	$1,070,957

Liabilities:
Securities sold not yet purchased:
Equity securities	$951	$951	$—	$—
Corporate bonds	703	—	703	—
Other fixed income securities	1,032	—	1,032	—
Total securities sold not yet purchased	2,686	951	1,735	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,352	—	—	4,352
Contingent consideration	27,724	—	—	27,724
Total liabilities measured at fair value	$34,762	$951	$1,735	$32,076

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2022 Using
	Fair value at December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$174,437	$174,437	$—	$—
Securities and other investments owned:
Equity securities	952,601	584,136	—	368,465
Corporate bonds	8,539	—	8,539	—
Other fixed income securities	3,956	—	3,956	—
Total securities and other investments owned	965,096	584,136	12,495	368,465
Loans receivable, at fair value	701,652	—	—	701,652
Total assets measured at fair value	$1,841,185	$758,573	$12,495	$1,070,117

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,466	$4,466	$—	$—
Corporate bonds	1,162	—	1,162	—
Other fixed income securities	269	—	269	—
Total securities sold not yet purchased	5,897	4,466	1,431	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	—	—	4,648
Warrant liabilities	173	173	—	—
Contingent consideration	31,046	—	—	31,046
Total liabilities measured at fair value	$41,764	$4,639	$1,431	$35,694
As of June 30, 2023 and December 31, 2022, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $1,070,957 and $1,070,117, respectively, or 17.1% and 17.5%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of June 30, 2023 and December 31, 2022:

	Fair value at June 30, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$309,614	Market approach	Multiple of EBITDA	1.5x - 16.0x	6.9x
			Multiple of Sales	2.9x - 3.8x	3.2x
			Market price of related security	$0.01 - $79.15	$3.04
	66,218	Discounted cash flow	Market interest rate	13.5% - 20.8%	20.4%
	11,298	Option pricing model	Annualized volatility	25.0% - 535.0%	95.0%
Loans receivable at fair value	659,979	Discounted cash flow	Market interest rate	9.0% - 23.6%	16.9%
	23,848	Market approach	Market price of related security	$10.37	$10.37
Total level 3 assets measured at fair value	$1,070,957

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,352	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	27,724	Discounted cash flow	EBITDA volatility	70%	70%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
			Revenue volatility	5.1%	5.1%
Total level 3 liabilities measured at fair value	$32,076

	Fair value at December 31, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$304,172	Market approach	Multiple of EBITDA	1.5x - 10.5x	6.0x
			Multiple of Sales	3.0x	3.0x
			Market price of related security	$10.01 - $18.88	$16.91
	57,267	Discounted cash flow	Market interest rate	23.8%	23.8%
	7,026	Option pricing model	Annualized volatility	0.3% - 26.1%	70.0%
Loans receivable at fair value	694,499	Discounted cash flow	Market interest rate	6.0% - 83.5%	23.9%
	7,153	Market approach	Multiple of EBITDA	4.5x	4.5x
Total level 3 assets measured at fair value	$1,070,117

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,648	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	31,046	Discounted cash flow	EBITDA volatility	80.0%	80.0%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
Total level 3 liabilities measured at fair value	$35,694

The changes in Level 3 fair value hierarchy during the three months ended June 30, 2023 and 2022 were as follows:

	Level 3 Balance at Beginning of Period	Level 3 Changes During the Period				Level 3 Balance at End of Period
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Three Months Ended June 30, 2023
Equity securities	$359,041	$17,287	$12	$10,918	$(128)	$387,130
Loans receivable at fair value	772,085	9,207	(1,281)	(95,934)	(250)	683,827
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,654	—	470	(772)	—	4,352
Contingent consideration	28,884	(1,123)	—	(37)	—	27,724

Three Months Ended June 30, 2022
Equity securities	$388,664	$(19,504)	$—	$(1,489)	$(33,755)	$333,916
Loans receivable at fair value	882,391	(10,984)	2,135	(61,865)	(40,837)	770,840
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,502	—	221	(563)	—	4,160
Contingent consideration	22,464	(4,500)	—	(242)	—	17,722
(1) - Fair value adjustments represent realized and unrealized gains (losses) of which $13,932 relating to equity securities and $9,207 relating to loans receivable, at fair value were included in trading income (loss) and fair value adjustments on loans and $3,355 relating to equity securities were included in realized and unrealized gains (losses) on investments in the condensed consolidated statement of operations.
The changes in Level 3 fair value hierarchy during the six months ended June 30, 2023 and 2022 were as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period				Level 3 Balance at End of Period
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Six Months Ended June 30, 2023
Equity securities	$368,465	$8,271	$12	$17,405	$(7,023)	$387,130
Loans receivable at fair value	701,652	52,666	(1,050)	(69,191)	(250)	683,827
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	—	778	(1,074)	—	4,352
Contingent consideration	31,046	(4,570)	—	1,248	—	27,724

Six Months Ended June 30, 2022
Equity securities	$377,549	$(24,047)	$—	$18,423	$(38,009)	$333,916
Loans receivable at fair value	873,186	(47)	5,373	(66,835)	(40,837)	770,840
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	468	(814)	—	4,160
Contingent consideration	—	(4,500)	—	22,222	—	17,722
(1) - Fair value adjustments represent realized and unrealized gains (losses) of which $13,920 relating to equity securities and $52,666 relating to loans receivable, at fair value were included in trading income (loss) and fair value adjustments on loans and $(5,649) relating to equity securities were included in realized and unrealized gains (losses) on investments in the condensed consolidated statement of operations.
The amount reported in the table above as of June 30, 2023 and December 31, 2022 included the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of June 30, 2023 and December 31, 2022, the senior notes payable had a carrying amount of $1,666,009 and $1,721,751, respectively, and fair value of $1,339,607 and $1,431,787, respectively. The carrying amount of the term loans approximates fair value because the effective yield of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.
The investments in nonpublic entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in realized and unrealized gains (losses) on investments on the condensed consolidated statements of operations. These investments are evaluated on a nonrecurring basis based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of these investments in nonpublic entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments. Investments in nonpublic entities that do not report NAV are subject to a qualitative assessment for indicators of impairment. If indicators of impairment are present, the Company is required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.
The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022. These investments were measured due to an observable price change or impairment during the periods below.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2023
Investments in nonpublic entities that do not report NAV	$1,476	$—	$1,476	$—
As of December 31, 2022
Investments in nonpublic entities that do not report NAV	$20,251	$—	$18,659	$1,592
(k) Derivative and Foreign Currency Translation
The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of June 30, 2023 and December 31, 2022, there were no forward exchange contracts outstanding.
The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was zero during the three months ended June 30, 2023 and 2022, and zero and $68 during the six months ended June 30, 2023 and 2022, respectively. This amount was reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction losses were $353 and gains were $834 during the three months ended June 30, 2023 and 2022, respectively, and transaction losses were $587 and gains were $1,130 during the six months ended June 30, 2023 and 2022, respectively. These amounts were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
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
Changes to redeemable noncontrolling interest consist of the following:

Six Months Ended June 30, 2023
Balance, December 31, 2022	$178,622
Net loss	(146)
Purchase of Lingo minority interest	(11,190)
Remeasurement adjustments for Lingo and BRPM 250	8,477
Redemption of BRPM 250 Class A common stock	(175,763)
Balance, June 30, 2023	$—
(m) Equity Investment
As of June 30, 2023 and December 31, 2022, equity investments of $46,174 and $41,298, respectively, were included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees was included in income from equity investments in the accompanying condensed consolidated statements of operations.
bebe stores, inc.
As of June 30, 2023 and December 31, 2022, the Company had a 47.5% and 40.1% ownership interest in bebe stores, inc. (“bebe”), respectively. The equity ownership in bebe was accounted for under the equity method of accounting and was included in prepaid expenses and other assets in the condensed consolidated balance sheets. The common stock of bebe is publicly traded. The fair value of bebe as of June 30, 2023 and December 31, 2022 was $16,511 and $25,423, respectively. The carrying value of the investment in bebe as of June 30, 2023 and December 31, 2022 was $44,037 and $40,383, respectively.
As of June 30, 2023, the carrying value of the Company’s equity method investment in bebe exceeded the fair value based on the quoted market prices. In consideration of these facts, the Company evaluated its investment for other than temporary impairment under ASC 323. The Company did not utilize bright-line tests in the evaluation. Based on the available facts and information regarding the operating results of bebe, the Company’s ability and intent to hold the investments until recovery, the relative amount of the declines, and the length of time that the fair values were less than the carrying values, the Company concluded that recognition of impairment losses in earnings was not required. However, the

Company will continue to monitor the investment and it is possible that impairment losses will be recorded in earnings in future periods based on changes in facts and circumstances or intentions.
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
(n) Supplemental Non-cash Disclosures
During the six months ended June 30, 2023, non-cash investing activities included $15,000 of a convertible note receivable which was included in loans receivable, at fair value, that converted into an equity security, $1,190 of loans receivable, at fair value, was credited to the consideration paid for the purchase of the Lingo noncontrolling interest, and $2,111 of common stock issued as part of the purchase price consideration for a business acquisition. During the six months ended months ended June 30, 2023, non-cash financing activities included $7,000 in seller financing related to the purchase of the Lingo noncontrolling interest. During the six months ended June 30, 2022, non-cash investing activities included $20,320 in issuance of the Company's common stock as part of the purchase price consideration from an acquisition and $22,661 in seller financing for deferred cash consideration, the conversion of $17,500 of debt owed by Lingo to equity, and the repayment of loans receivable in the amount of $850 with equity securities.
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
Placement agent fees attributable to such arrangements were $399 and $37 during the three months ended June 30, 2023 and 2022, respectively, and $399 and $12,088 during the six months ended June 30, 2023 and 2022, respectively, and were included in services and fees in the condensed consolidated statements of operations.

The carrying value of the Company’s investments in the VIEs that were not consolidated is shown below.

	June 30, 2023	December 31, 2022
Securities and other investments owned, at fair value	$35,465	$33,743
Loans receivable, at fair value	54,718	46,700
Other assets	3,941	3,755
Maximum exposure to loss	$94,124	$84,198
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
On April 21, 2023, the Board of Directors of BRPM 250 approved a plan to redeem all of the outstanding shares of Class A common stock of BRPM 250, effective as of May 4, 2023. The BRPM 250 Class A public shares were deemed cancelled on May 4, 2023, and the funds held in trust were used to fund the corresponding redemption amounts to the BRPM 250 Class A shareholders and BRPM 250 is no longer a VIE.
(p) Recent Accounting Standards
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
Recently adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. An entity should also consider whether the existence of a supplier finance program changes the appropriate presentation of the payables in the program from trade payables to borrowings. The Company adopted the ASU effective January 1, 2023. The ASU had no impact on the consolidated results of operations, cash flows, and financial position and was immaterial to the financial statement disclosures.
NOTE 4 — ACQUISITIONS
2022 Acquisitions
Acquisition of Targus
On October 18, 2022, the Company acquired all of the issued and outstanding shares of Targus in a transaction pursuant to a purchase agreement among Targus, the sellers identified therein, and the other parties thereto. The purchase price consideration totaled $247,546, which consisted of cash in the amount of $112,686, seller financing of $54,000, the issuance of $59,016 in 6.75% senior notes due 2024, the issuance of $15,329 of the Company’s common stock and stock options, and deferred payments of $6,515. In accordance with ASC 805, the Company used the acquisition method of accounting for this acquisition. Goodwill of $79,421 and other intangible assets of $89,000 were recorded as a result of the acquisition. The acquisition complements the Company’s existing investments and offers potential growth to the Company’s operations in the Consumer segment.
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
The fair value of acquisition consideration and preliminary purchase price allocation was as follows:

Consideration paid:
Cash	$112,686
Fair value of seller financing	54,000
Fair value of 2,400,000 RILYO shares issued in senior notes at $24.59 per share	59,016
Fair value of 227,491 B. Riley common shares issued at $42.11 per share	9,580
Fair value of 215,876 stock options attributable to service period prior to acquisition	5,749
Fair value of deferred payments	6,515
Total consideration	$247,546

Assets acquired and liabilities assumed:
Cash and cash equivalents	$18,810
Accounts receivable	91,039
Prepaid and other assets	90,289
Right-of-use assets	7,665
Property and equipment	8,320
Other intangible assets	89,000
Accounts payable	(54,553)
Accrued expenses and other liabilities	(62,579)
Deferred income taxes	(9,989)
Contingent consideration	(2,212)
Lease liability	(7,665)
Net tangible assets acquired and liabilities assumed	168,125
Goodwill	79,421
Total	$247,546
During the six months ended June 30, 2023, goodwill for Targus changed by $3,668 related to certain purchase price accounting adjustments.
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Category	Useful life	Fair Value
Customer relationships	9 years	$50,000
Internally developed software and other intangibles	1 to 3 years	4,000
Tradenames	N/A	35,000
Total		$89,000

Unaudited Pro Forma Information

Acquisition of Targus

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of Targus as if it had occurred on January 1, 2021.

	Pro Forma (unaudited)
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Revenues	$233,834	$575,121
Net loss	$(135,394)	$(142,707)
Net loss attributable to B. Riley Financial, Inc.	$(138,965)	$(147,144)
Net loss attributable to common shareholders	$(140,967)	$(151,148)

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
During the year ended December 31, 2022, the Company also completed the acquisitions of BullsEye Telecom (“BullsEye”), FocalPoint Securities, LLC (“FocalPoint”), and Atlantic Coast Fibers, LLC (“ACR”) (and related businesses), and other immaterial business. In accordance with ASC 805, the Company used the acquisition method of accounting for these acquisitions, which were not material to our consolidated financial statements. The aggregate purchase price consideration consisted of $145,987 in cash, $20,320 in issuance of common stock of the Company, $52,969 in assumed debt and other consideration payable. The purchase price allocation consisted of $151,925 in goodwill, $52,860 in intangible assets, and $2,522 in net assets acquired. The results of operations of the acquisitions which were not material have been included in our consolidated financial statements from the date of purchase. During the six months ended June 30, 2023, certain working capital holdback provisions in the BullsEye purchase agreement were finalized resulting in the Company receiving $672 of cash, which reduced goodwill from $151,925 to $151,253.
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
NOTE 5 — RESTRUCTURING CHARGE
The Company had $628 and no restructuring charges during the three months ended June 30, 2023 and 2022, respectively, and $721 and no restructuring charges during the six months ended June 30, 2023 and 2022, respectively. The restructuring charges during the three and six months ended months ended June 30, 2023 were primarily related to reorganization and consolidation activities in the Wealth Management segment, Communications segment, and Consumer segment. Reorganization and consolidation activities consisted of reductions in workforce and facility closures.
The following tables summarize the changes in accrued restructuring charge during the three and six months ended months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$1,996	$599	$2,335	$624
Restructuring charge	628	—	721	—
Cash paid	(929)	(28)	(1,367)	(55)
Non-cash items	97	3	103	5
Balance, end of period	$1,792	$574	$1,792	$574
The following table summarizes the restructuring activities by reportable segment during the three and six months ended months ended June 30, 2023. There were no restructuring charges during the three and six months ended June 30, 2022.

	Wealth Management	Communications	Consumer	Total
Restructuring charges for the three months ended June 30, 2023:
Employee termination	$—	$197	$403	$600
Facility closure and consolidation	28	—	—	28
Total restructuring charge	$28	$197	$403	$628

Restructuring charges for the six months ended June 30, 2023:
Employee termination	$—	$257	$403	$660
Facility closure and consolidation	61	—	—	61
Total restructuring charge	$61	$257	$403	$721
NOTE 6 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2023 and December 31, 2022:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of June 30, 2023
Securities borrowed	$2,938,521	$—	$2,938,521	$2,938,521	$—
Securities loaned	$2,929,265	$—	$2,929,265	$2,929,265	$—
As of December 31, 2022
Securities borrowed	$2,343,327	$—	$2,343,327	$2,343,327	$—
Securities loaned	$2,334,031	$—	$2,334,031	$2,334,031	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.
NOTE 7 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	June 30, 2023	December 31, 2022
Accounts receivable	$114,086	$144,120
Investment banking fees, commissions and other receivables	11,106	8,654
Total accounts receivable	125,192	152,774
Allowance for doubtful accounts	(6,265)	(3,664)
Accounts receivable, net	$118,927	$149,110
Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$6,324	$3,103	$3,664	$3,658
Add: Additions to reserve	629	871	3,802	1,276
Less: Write-offs	(713)	(1,209)	(1,201)	(2,169)
Less: Recovery	25	8	—	8
Balance, end of period	$6,265	$2,773	$6,265	$2,773

NOTE 8 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	June 30, 2023	December 31, 2022
Funds held in trust account for BRPM 250 to redeem noncontrolling interests in equity of subsidiaries	$—	$174,437
Inventory	114,957	101,675
Equity method investments	46,174	41,298
Prepaid expenses	20,139	17,623
Unbilled receivables	17,979	14,144
Other receivables	65,058	66,403
Other assets	44,776	45,116
Prepaid expenses and other assets	$309,083	$460,696
Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based contracts in the Auction and Liquidation segment, mobile handsets in the Communications segment, and consulting related engagements in the Financial Consulting segment.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $526,827 and $512,595 as of June 30, 2023 and December 31, 2022, respectively.
The changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Balance as of December 31, 2022	$162,018	$51,195	$1,975	$23,680	$193,195	$75,753	$4,779	$512,595

Acquisition of other business	—	—	—	7,273	—	—	2,428	9,701
Other	—	—	—	191	672	3,668	—	4,531
Balance as of June 30, 2023	$162,018	$51,195	$1,975	$31,144	$193,867	$79,421	$7,207	$526,827
During the six months ended June 30, 2023, the changes in goodwill included $191 of foreign currency translation amounts, $672 of working capital settlements as described in Note 4, and $3,668 related to certain purchase price accounting adjustments.

Intangible assets consisted of the following:

		As of June 30, 2023			As of December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1.0 to 16 Years	$270,512	$(102,396)	$168,116	$268,253	$(87,049)	$181,204
Domain names	7 years	185	(182)	3	185	(169)	16
Advertising relationships	8 years	100	(88)	12	100	(81)	19
Internally developed software and other intangibles	0.5 to 5 Years	28,395	(16,337)	12,058	28,295	(12,714)	15,581
Trademarks	3 to 10 Years	20,871	(7,008)	13,863	23,309	(6,307)	17,002
Total		320,063	(126,011)	194,052	320,142	(106,320)	213,822

Non-amortizable assets:
Tradenames		160,276	—	160,276	160,276	—	160,276
Total intangible assets		$480,339	$(126,011)	$354,328	$480,418	$(106,320)	$374,098
Amortization expense was $10,103 and $6,940 during the three months ended June 30, 2023 and 2022, respectively, and 20,576 and $13,756 during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, estimated future amortization expense was $19,279, $33,689, $30,029, $26,792, and $24,412 for the years ended December 31, 2023 (remaining six months), 2024, 2025, 2026 and 2027, respectively. The estimated future amortization expense after December 31, 2027 was $59,851.
NOTE 10 — NOTES PAYABLE
Asset Based Credit Facility
The Company is party to a credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $18 and $39 during the three months ended June 30, 2023 and 2022, respectively and $36 and $147 during the six months ended June 30, 2023 and 2022, respectively. There was no outstanding balance on this credit facility as of June 30, 2023 and December 31, 2022. As of June 30, 2023, there were no open letters of credit outstanding.
The Company is in compliance with all financial covenants in the asset based credit facility as of June 30, 2023.

Other Notes Payable
As of June 30, 2023 and December 31, 2022, the outstanding balance for the other notes payable was $21,298 and $25,263, respectively. Interest expense was $144 and $295 during the three months ended June 30, 2023 and 2022, respectively, and $318 and $527 during the six months ended June 30, 2023 and 2022, respectively. Notes payable primarily consisted of additional deferred cash consideration owed to the sellers of FocalPoint and a promissory note related to the Lingo minority interest purchase. Notes payable to a clearing organization for one of the Company’s broker dealers, which accrued interest at the prime rate plus 2.0%, matured on January 31, 2022 and was repaid during December 31, 2022.
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
The Targus Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. The Company is in compliance with all financial covenants in the Targus Credit Agreement as of June 30, 2023.
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
Principal outstanding that is due in quarterly installments started on December 31, 2022. Quarterly installments from September 30, 2023 to September 30, 2027 are in the amount of $1,400 per quarter and the remaining principal balance is due at final maturity on October 18, 2027.
As of June 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $23,333 (net of unamortized debt issuance costs of $467) and $26,021 (net of unamortized debt issuance costs of $580), respectively, and the outstanding balance on the revolver loan was $53,875 and $52,978, respectively. Interest expense on these loans during the three and six months ended June 30, 2023 was $2,068 (including amortization of deferred debt issuance costs of $151 and unused commitment fees of $20) and $3,757 (including amortization of deferred debt issuance costs of $305 and unused commitment fees of $39), respectively. The interest rate on the term loan was 9.09% and 8.43% and the interest rate on the revolver loan ranged between 7.18% and 10.00% and between 6.03% to 9.25% as of June 30, 2023 and December 31, 2022, respectively.
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

As of June 30, 2023 and December 31, 2022, the interest rate on the Pathlight Credit Agreement was 11.72% and 11.01%, respectively.
The Pathlight Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Pathlight Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults, and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Pathlight Credit Agreement. The Company is in compliance with all financial covenants in the Pathlight Credit Agreement as of June 30, 2023.
Principal outstanding under the Pathlight Credit Agreement is repaid based on collections of the 2022 Badcock Receivable less other application of payments as defined in the Pathlight Credit Agreement and the remaining principal balance is due at final maturity on September 23, 2027. As of June 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $102,607 (net of unamortized debt issuance costs of $2,041) and $118,437 (net of unamortized debt issuance costs of $2,377), respectively. Interest expense on the term loan during the three and six months ended June 30, 2023 was $5,877 (including amortization of deferred debt issuance costs of $1,796) and $12,307 (including amortization of deferred debt issuance costs of $3,540), respectively.
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
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of June 30, 2023 and December 31, 2022, the interest rate on the Lingo Credit Agreement was 8.93% and 7.89%, respectively.
The Lingo Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. The Company is in compliance with all financial covenants in the Lingo Credit Agreement as of June 30, 2023.
Principal outstanding is due in quarterly installments. Quarterly installments from September 30, 2023 to December 31, 2023 are in the amount of $2,281 per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $2,738 per quarter, from March 31, 2025 to June 30, 2027 are in the amount of $3,650, and the remaining principal balance is due at final maturity on August 16, 2027.
As of June 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $67,571 (net of unamortized debt issuance costs of $867) and $71,985 (net of unamortized debt issuance costs of $1,016), respectively. Interest expense on the term loan during the three and six months ended June 30, 2023 was $1,626 (including amortization of deferred debt issuance costs of $74) and $3,187 (including amortization of deferred debt issuance costs of $149), respectively.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain operating earnings before interest, taxes, depreciation, and amortization (EBITDA) of at least $135,000 and the Primary Guarantor to maintain net asset value of at least $1,100,000. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. The Company is in compliance with all financial covenants in the Credit Agreement as of June 30, 2023.
Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility began to amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity on June 23, 2025. Quarterly installments from September 30, 2023 to March 31, 2025 are in the amount of $3,750 per quarter.
As of June 30, 2023 and December 31, 2022, the outstanding balances on the Term Loan Facility and Incremental Facility were $280,525 (net of unamortized debt issuance costs of $4,475) and $286,962 (net of unamortized debt issuance costs of $5,538), respectively. Interest on the term loan during the three months ended June 30, 2023 and 2022 was $7,557 (including amortization of deferred debt issuance costs of $536) and $4,735 (including amortization of deferred debt issuance costs of $516), respectively, and during the six months ended June 30, 2023 and 2022 was $14,857 (including amortization of deferred debt issuance costs of $1,062) and $8,837 (including amortization of deferred debt issuance costs of $1,025), respectively. The interest rate on the term loan as of June 30, 2023 and December 31, 2022 was 9.99% and 9.23%, respectively.

The Company had an outstanding balance of $57,000 and $74,700 under the Revolving Credit Facility as of June 30, 2023 and December 31, 2022, respectively. Interest on the revolving facility during the three months ended June 30, 2023 and 2022 was $1,527 (including unused commitment fees of $28 and amortization of deferred financing costs of $151) and $1,227 (including amortization of deferred financing costs of $145), respectively, and during the six months ended June 30, 2023 and 2022 was $3,483 (including unused commitment fees of $28 and amortization of deferred financing costs of $301) and $2,327 (including amortization of deferred financing costs of $288), respectively. The interest rate on the revolving facility as of June 30, 2023 and December 31, 2022 was 9.99% and 9.23%, respectively.
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
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of June 30, 2023.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of June 30, 2023 and December 31, 2022, the interest rate on the BRPAC Credit Agreement was 8.18% and 7.65%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from September 30, 2023 to December 31, 2023 are in the amount of $4,356 per quarter, from March 31, 2024 to December 31, 2026 are in the amount of $3,485 per quarter, on March 31, 2027 is in the amount of $2,614, and the remaining principal balance is due at final maturity on June 30, 2027.

As of June 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $55,206 (net of unamortized debt issuance costs of $557) and $68,674 (net of unamortized debt issuance costs of $701), respectively. Interest expense on the term loan during the three months ended June 30, 2023 and 2022 was $1,348 (including amortization of deferred debt issuance costs of $70) and $578 (including amortization of deferred debt issuance costs of $99), respectively, and during the six months ended June 30, 2023 and 2022 was $2,791 (including amortization of deferred debt issuance costs of $144) and $1,080 (including amortization of deferred debt issuance costs of $171), respectively.
NOTE 12 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	June 30, 2023	December 31, 2022
6.750% Senior notes due May 31, 2024	$140,492	$199,232
6.500% Senior notes due September 30, 2026	180,532	180,532
6.375% Senior notes due February 28, 2025	146,432	146,432
6.000% Senior notes due January 31, 2028	266,057	266,058
5.500% Senior notes due March 31, 2026	217,440	217,440
5.250% Senior notes due August 31, 2028	405,483	405,483
5.000% Senior notes due December 31, 2026	324,714	324,714
	1,681,150	1,739,891
Less: Unamortized debt issuance costs	(15,141)	(18,140)
	$1,666,009	$1,721,751
The Company issued $185 and $15,800 during the three months ended June 30, 2023 and 2022, respectively, and $185 and $35,873 during the six months ended June 30, 2023 and 2022, respectively, of senior notes with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
In June 2023, the Company entered into note purchase agreements in connection with the 6.75% Senior Notes due 2024 (“6.75% 2024 Notes”) that were issued for the Targus acquisition. The note purchase agreements had a repurchase date of June 30, 2023 on which date the Company repurchased 2,356,978 shares of its 6.75% 2024 Notes with an aggregate principal amount of $58,924. The repurchase price was equal to the aggregate principal amount, plus accrued and unpaid interest up to, but excluding, the repurchase date. The total repurchase payment included approximately $663 in accrued interest.
As of June 30, 2023 and December 31, 2022, total senior notes outstanding was $1,666,009 (net of unamortized debt issue costs of $15,141) and $1,721,751 (net of unamortized debt issue costs of $18,140) with a weighted average interest rate of 5.71% and 5.75%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $26,776 and $24,650 during the three months ended June 30, 2023 and 2022, respectively, and $53,003 and $49,072 during the six months ended June 30, 2023 and 2022, respectively.
Sales Agreement Prospectus to Issue Up to $250,000 of Senior Notes
The most recent sales agreement prospectus was filed by the Company with the SEC on January 5, 2022 (the “Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $250,000 of certain of the Company’s senior notes. As of June 30, 2023 and December 31, 2022, the Company had $137,974 and $138,159, respectively, remaining availability under the Sales Agreement Prospectus.
NOTE 13 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30, 2023	December 31, 2022
Accrued payroll and related expenses	$60,286	$86,798
Dividends payable	15,011	33,923
Income taxes payable	18,655	14,760
Other tax liabilities	19,295	23,426
Contingent consideration	27,724	31,046
Accrued expenses	66,361	68,180
Other liabilities	43,928	64,841
Accrued expenses and other liabilities	$251,260	$322,974
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, customer deposits, and accrued legal fees.
NOTE 14 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by the Company's six reportable operating segments and the All Other category during the three and six months ended months ended June 30, 2023 and 2022 was as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Revenues for the three months ended June 30, 2023
Corporate finance, consulting and investment banking fees	$30,727	$—	$—	$19,144	$—	$—	$—	$49,871
Wealth and asset management fees	1,258	44,449	—	—	—	—	—	45,707
Commissions, fees and reimbursed expenses	7,946	3,006	8,885	12,068	—	—	—	31,905
Subscription services	—	—	—	—	82,183	—	—	82,183
Sale of goods	—	—	1,676	—	1,640	55,071	—	58,387
Advertising, licensing and other	—	—	—	—	1,133	5,041	9,669	15,843
Total revenues from contracts with customers	39,931	47,455	10,561	31,212	84,956	60,112	9,669	283,896

Interest income - Loans and securities lending	75,199	—	—	—	—	—	—	75,199
Trading gains on investments	32,685	473	—	—	—	—	—	33,158
Fair value adjustment on loans	9,207	—	—	—	—	—	—	9,207
Other	5,030	(212)	—	—	—	—	—	4,818
Total revenues	$162,052	$47,716	$10,561	$31,212	$84,956	$60,112	$9,669	$406,278

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Revenues for the three months ended June 30, 2022
Corporate finance, consulting and investment banking fees	$35,473	$—	$—	$15,646	$—	$—	$—	$51,119
Wealth and asset management fees	2,519	53,291	—	—	—	—	—	55,810
Commissions, fees and reimbursed expenses	11,336	3,311	2,488	8,664	—	—	—	25,799
Subscription services	—	—	—	—	37,809	—	—	37,809
Sale of goods	—	—	—	—	1,887	—	—	1,887
Advertising, licensing and other	—	—	—	—	2,226	5,174	611	8,011
Total revenues from contracts with customers	49,328	56,602	2,488	24,310	41,922	5,174	611	180,435

Interest income - Loans and securities lending	62,399	—	1,436	—	—	—	—	63,835
Trading (losses) gains on investments	(108,329)	1,528	—	—	—	—	—	(106,801)
Fair value adjustment on loans	(10,962)	—	—	—	—	—	—	(10,962)
Other	8,855	4,259	—		—	—	—	13,114
Total revenues	$1,291	$62,389	$3,924	$24,310	$41,922	$5,174	$611	$139,621

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Revenues for the six months ended June 30, 2023
Corporate finance, consulting and investment banking fees	$69,877	$—	$—	$33,659	$—	$—	$—	$103,536
Wealth and asset management fees	1,922	87,759	—	—	—	—	—	89,681
Commissions, fees and reimbursed expenses	17,164	6,935	14,329	22,563	—	—	—	60,991
Subscription services	—	—	—	—	165,190	—	—	165,190
Sale of goods	—	—	1,892	—	3,507	120,765	—	126,164
Advertising, licensing and other	—	—	—	—	3,178	9,350	18,942	31,470
Total revenues from contracts with customers	88,963	94,694	16,221	56,222	171,875	130,115	18,942	577,032

Interest income - Loans and securities lending	152,385	—	—	—	—	—	—	152,385
Trading gains on investments	39,705	1,745	—	—	—	—	—	41,450
Fair value adjustment on loans	52,483	—	—	—	—	—	—	52,483
Other	13,927	1,091	—	—	—	—	—	15,018
Total revenues	$347,463	$97,530	$16,221	$56,222	$171,875	$130,115	$18,942	$838,368

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Revenues for the six months ended June 30, 2022
Corporate finance, consulting and investment banking fees	$77,146	$—	$—	$32,616	$—	$—	$—	$109,762
Wealth and asset management fees	4,919	117,513	—	—	—	—	—	122,432
Commissions, fees and reimbursed expenses	23,381	16,161	5,843	17,630	—	—	—	63,015
Subscription services	—	—	—	—	65,622	—	—	65,622
Sale of goods	—	—	—	—	3,765	—	—	3,765
Advertising, licensing and other	—	—	—	—	4,500	9,731	1,310	15,541
Total revenues from contracts with customers	105,446	133,674	5,843	50,246	73,887	9,731	1,310	380,137

Interest income - Loans and securities lending	123,825	—	1,436	—	—	—	—	125,261
Trading (losses) gains on investments	(139,067)	2,050	—	—	—	—	—	(137,017)
Fair value adjustment on loans	(24)	—	—	—	—	—	—	(24)
Other	13,960	4,144	—	—	—	—	—	18,104
Total revenues	$104,140	$139,868	$7,279	$50,246	$73,887	$9,731	$1,310	$386,461
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $118,927 and $149,110 as of June 30, 2023 and December 31, 2022, respectively. The Company had no significant impairments related to these receivables during the three and six months ended months ended June 30, 2023 and 2022. The Company also has $17,979 and $14,144 of unbilled receivables included in prepaid expenses and other assets as of June 30, 2023 and December 31, 2022, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of June 30, 2023 and December 31, 2022 was $77,089 and $85,441, respectively. The Company expects to recognize the deferred revenue of $77,089 as of June 30, 2023 as service and fee revenues when the performance obligation is met during the years ended December 31,

2023 (remaining six months), 2024, 2025, 2026 and 2027 in the amount of $50,260, $12,500, $6,764, $3,063, and $1,577, respectively. The Company expects to recognize the deferred revenue of $2,925 after December 31, 2027.
During the three months ended June 30, 2023 and 2022, the Company recognized revenue of $11,665 and $10,055 that was recorded as deferred revenue at the beginning of the respective year. During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $34,167 and $24,994 that was recorded as deferred revenue at the beginning of the respective year.
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
The capitalized costs to fulfill a contract were $7,908 and $5,990 as of June 30, 2023 and December 31, 2022, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended June 30, 2023 and 2022, the Company recognized expenses of $1,258 and $175 related to capitalized costs to fulfill a contract, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized expenses of $2,273 and $1,090 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended months ended June 30, 2023 and 2022.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of June 30, 2023. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of June 30, 2023.
NOTE 15 — INCOME TAXES
The Company’s effective income tax rate was a provision of 32.8% during the six months ended June 30, 2023 and a benefit of 27.8% during the six months ended June 30, 2022.
As of June 30, 2023, the Company had federal net operating loss carryforwards of $55,349 and state net operating loss carryforwards of $46,981, respectively. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2033 through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2023, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $66,308 against these deferred tax assets.

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
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 1,985,442 and 1,757,081 during the three months ended June 30, 2023 and 2022, respectively, and 1,992,357 and 1,553,571 during the six months ended June 30, 2023 and 2022, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to B. Riley Financial, Inc.	$46,381	$(140,159)	$63,536	$(150,221)
Preferred stock dividends	(2,015)	(2,002)	(4,027)	(4,004)
Net income (loss) applicable to common shareholders	$44,366	$(142,161)	$59,509	$(154,225)

Weighted average common shares outstanding:
Basic	28,239,116	28,051,570	28,411,270	27,953,845
Effect of dilutive potential common shares:
Restricted stock units and warrants	415,130	—	671,615	—
Diluted	28,654,246	28,051,570	29,082,885	27,953,845

Basic income (loss) per common share	$1.57	$(5.07)	$2.09	$(5.52)
Diluted income (loss) per common share	$1.55	$(5.07)	$2.05	$(5.52)
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
On August 10, 2020, the Company entered into a project specific indemnity rider to a general agreement of indemnity made by B&W in favor of one of its sureties. Pursuant to the indemnity rider, the Company agreed to indemnify the surety in connection with a default by B&W under the underlying indemnity agreement relating to a $29,970 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity rider, B&W paid the Company fees in the amount of $600 on August 26, 2020. On April 20, 2023, the indemnity rider was reduced to $8,991.
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
(c) FRG Commitments and Guarantees
On May 10, 2023, the Company entered into certain agreements pursuant to which the Company has, among other things, agreed to provide certain equity funding and other support in connection with the acquisition (the “Acquisition”) by Freedom VCM, Inc., a Delaware corporation (“Parent”), of Franchise Group, Inc., a Delaware corporation (“FRG”). Parent has agreed to acquire FRG pursuant to an Agreement and Plan of Merger, dated as of May 10, 2023, by and among Parent, Freedom VCM Subco, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (the “Merger Sub”), and FRG (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth therein, at the closing, Merger Sub will merge with and into FRG, with FRG surviving the merger as a wholly owned subsidiary of Parent. The buyer group includes members of the senior management team of FRG, including FRG’s Chief Executive Officer. The Company is not a party to the Merger Agreement. B. Riley entered into the Equity Commitment Letter and the Limited Guarantee, each as defined below, in connection with the Acquisition. FRG has scheduled a special meeting of stockholders for August 17, 2023 to vote on the transaction and related matters. The proposed transaction is anticipated to close in the second half of 2023, subject to FRG's stockholder's approval and satisfaction or waiver of the closing conditions contained in the definitive documentation.

Equity Commitment Letter
The Company entered into an Equity Commitment Letter, dated as of May 10, 2023 (the “Equity Commitment Letter”), with Freedom VCM Holdings, LLC (“TopCo”) and Parent, pursuant to which the Company, subject to the terms and conditions of the Equity Commitment Letter, has agreed to contribute to TopCo, at or prior to the closing of the Merger, an amount equal to up to $560,000 in equity financing (the “B. Riley Equity Commitment”). The B. Riley Equity Commitment will then be used by TopCo to fund part of the Acquisition. FRG is a third party beneficiary of the Equity Commitment Letter, and FRG is entitled to specifically enforce the Equity Commitment Letter; provided, however, that the Company’s obligations under the Equity Commitment Letter will terminate in the event that any claim is brought by FRG with respect to the Limited Guarantee, as defined below. Subject to certain conditions set forth in the Equity Commitment Letter, the Company has the right to assign all or a portion of such commitments to its affiliates, financing sources or other investors, and the Company expects the actual amount to be funded by it at Closing to be less than the $560,000.

Limited Guarantee
The Company and FRG entered into a Limited Guarantee dated as of May 10, 2023 (the “Limited Guarantee”) in favor of FRG, pursuant to which the Company agreed to guarantee to FRG the due and punctual payment, performance and discharge when required by Parent or Merger Sub to FRG of certain liabilities and obligations of Parent or Merger Sub under the Merger Agreement pursuant to and in accordance therewith, including (i) a termination fee due to FRG in the amount of $55,000 if the Merger Agreement is terminated under certain specified circumstances provided for in the Merger Agreement; (ii) certain reimbursement obligations of Parent when required to be paid by Parent pursuant to the Merger Agreement; and (iii) liabilities or damages resulting from any actual fraud or Willful and Material Breach (as defined in the Merger Agreement) by Parent or Merger Sub required to be paid by Parent or Merger Sub pursuant to the Merger Agreement; provided, that, except in the case of actual fraud or Willful and Material Breach by Parent or Merger Sub, the aggregate liability of the Company under the Limited Guarantee will not exceed $57,000. The Company also waived certain defenses arising out of certain events set forth in the Limited Guarantee.
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

NOTE 18 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the 2021 Stock Incentive Plan (the “2021 Plan”), share-based compensation expense for restricted stock units under the Company’s 2021 Plan was $10,231 and $14,159 during the three months ended June 30, 2023 and 2022, respectively and $23,543 and $31,019 during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, in connection with employee stock incentive plans, the Company granted 537,168 restricted stock units with a grant date fair value of $20,496. During the six months ended June 30, 2022, in connection with employee stock incentive plans, the Company granted 555,168 restricted stock units with a grant date fair value of $31,670 and 65,000 performance based restricted stock units with a grant date fair value of $2,329. The restricted stock units generally vest over a period of one to five years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the two to three-year period following the grant. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan ("Purchase Plan"), share based compensation was $126 and $43 for the three months ended June 30, 2023 and 2022, respectively, and $424 and $196 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, there were 301,582 and 362,986 shares reserved for issuance under the Purchase Plan, respectively.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2023 and 2022, the Company repurchased 1,452,831 shares of its common stock for $53,688, which represents an average price of $36.95 per common share, and zero shares of its common stock, respectively. The shares repurchased under the program are retired. On March 3, 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of the Company's outstanding common shares and the reauthorized program expires in October 2023.
On July 28, 2023, the Company issued 2,090,909 shares of common stock through a public offering at a price of $55.00 per share for net proceeds of approximately $115,000 after underwriting fees and costs.
(d) Preferred Stock
During the six months ended June 30, 2023 and 2022, the Company issued zero and 19 depository shares of the Series A Preferred Stock, respectively. There were 2,834 shares issued and outstanding as of June 30, 2023 and December 31, 2022. Total liquidation preference for the Series A Preferred Stock as of June 30, 2023 and December 31, 2022 was $70,854. Dividends on the Series A preferred paid during the six months ended June 30, 2023 and 2022 were $0.4296875 per depository share.
During the six months ended June 30, 2023 and 2022, the Company issued 18 and 4 depository shares of the Series B Preferred Stock. There were 1,729 and 1,710 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. Total liquidation preference for the Series B Preferred Stock as of June 30, 2023 and December 31, 2022 was $43,228 and $42,761, respectively. Dividends on the Series B preferred paid during the six months ended June 30, 2023 and 2022 were $0.4609375 per depository share.
NOTE 19 — NET CAPITAL REQUIREMENTS
B. Riley Securities (“BRS”) and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2023, BRS had net capital of $127,286, which was $123,745 in excess of required minimum net capital of $3,541; and BRWM had net capital of $13,510, which was $11,328 in excess of required minimum net capital of $2,182.
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
As of June 30, 2023 and December 31, 2022, amounts due from related parties of $669 and $1,081, respectively, were due from the Funds for management fees and other operating expenses.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for two of the funds, GACP I, L.P. and GACP II, L.P. During the three months ended June 30, 2023 and 2022, management fees paid for investment advisory services by Whitehawk was zero and $94, respectively. During the six months ended June 30, 2023 and 2022, management fees paid for investment advisory services by Whitehawk was $1,142 and $1,173, respectively.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:
Babcock and Wilcox
During the three and six months ended June 30, 2022, the Company earned $11 and $64, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
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
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company has loans receivable due from the Arena Group Holdings, Inc. (fka the Maven, Inc.) (“Arena”) included in loans receivable, at fair value of $97,395 and $98,729 as of June 30, 2023 and December 31, 2022, respectively. Interest on these loans is payable at 10.0% per annum with maturity dates through December 2023. During the three and six months ended June 30, 2022, the Company earned $2 and $2,023, respectively, of underwriting and financial advisory and other fees from Arena in connection with Arena's capital raising activities.
Applied Digital
On May 20, 2023, the Company entered into a loan agreement with Applied Digital (“APLD”) and had a loans receivable due from APLD included in loans receivable, at fair value of $32,628 as of June 30, 2023. Interest on these loans was payable at 9.0% per annum with a maturity date of May 20, 2025. On July 17, 2023, APLD repaid the loans receivable in full and the Company recognized interest income and loan fees of $1,447.
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

Other
During the six months ended June 30, 2023, the Company sold a loan receivable including accrued interest in the amount of $7,600 to two related parties. BRC Partners Opportunity Fund, LP (“BRCPOF”) purchased $3,519 of the loan receivable including accrued interest and 272 Capital L.P. (“272LP”) purchased $4,081 of the loan receivable including accrued interest; both of the partnerships are private equity funds managed by one of the Company’s subsidiaries. Our executive officers and members of our board of directors have 71.8% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 42.1% in the BRCPOF as of June 30, 2023. Our executive officers and members of our board of directors have a 14.3% financial interest in the 272LP as of June 30, 2023.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended June 30, 2023 months ended June 30, 2023 and 2022, the Company earned $30 and $2,156 of fees related to these services, respectively. During the six months ended June 30, 2023 months ended June 30, 2023 and 2022, the Company earned $814 and $4,036 of fees related to these services, respectively.
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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capital Markets segment:		(As Restated)		(As Restated)
Revenues - Services and fees	$44,961	$58,184	$102,890	$119,406
Trading income (loss) and fair value adjustments on loans	41,892	(119,292)	92,188	(139,091)
Interest income - Loans and securities lending	75,199	62,399	152,385	123,825
Total revenues	162,052	1,291	347,463	104,140
Selling, general and administrative expenses	(45,870)	(45,865)	(111,581)	(79,982)
Impairment of tradenames	(1,733)	—	(1,733)	—
Interest expense - Securities lending and loan participations sold	(35,780)	(14,544)	(68,204)	(26,310)
Depreciation and amortization	(993)	(2,204)	(2,249)	(4,097)
Segment income (loss)	77,676	(61,322)	163,696	(6,249)
Wealth Management segment:
Revenues - Services and fees	47,243	60,860	95,785	137,818
Trading income and fair value adjustments on loans	473	1,529	1,745	2,050
Total revenues	47,716	62,389	97,530	139,868
Selling, general and administrative expenses	(47,964)	(68,394)	(95,286)	(154,136)
Restructuring charge	(28)	—	(61)	—
Depreciation and amortization	(1,082)	(1,308)	(2,168)	(3,141)
Segment (loss) income	(1,358)	(7,313)	15	(17,409)
Auction and Liquidation segment:
Revenues - Services and fees	8,885	2,488	14,329	5,843
Revenues - Sale of goods	1,676	—	1,892	—
Interest Income - Loan	—	1,436	—	1,436
Total revenues	10,561	3,924	16,221	7,279
Direct cost of services	(3,453)	(1,296)	(6,581)	(3,631)
Cost of goods sold	(618)	—	(670)	—
Selling, general and administrative expenses	(2,302)	(2,177)	(4,582)	(3,997)
Segment income (loss)	4,188	451	4,388	(349)
Financial Consulting segment:
Revenues - Services and fees	31,212	24,310	56,222	50,246
Selling, general and administrative expenses	(22,791)	(19,948)	(43,940)	(40,891)
Depreciation and amortization	(103)	(78)	(181)	(159)
Segment income	8,318	4,284	12,101	9,196
Communications segment:
Revenues - Services and fees	83,316	40,035	168,368	70,122
Revenues - Sale of goods	1,640	1,887	3,507	3,765
Total revenues	84,956	41,922	171,875	73,887
Direct cost of services	(46,085)	(16,489)	(90,818)	(25,805)
Cost of goods sold	(2,046)	(1,994)	(4,214)	(4,245)
Selling, general and administrative expenses	(20,241)	(12,176)	(42,785)	(20,421)
Restructuring charge	(197)	—	(257)	—

Depreciation and amortization	(6,405)	(3,555)	(13,036)	(6,739)
Segment income	9,982	7,708	20,765	16,677
Consumer segment:
Revenues - Services and fees	5,041	5,174	9,350	9,731
Revenues - Sale of goods	55,071	—	120,765	—
Total revenues	60,112	5,174	130,115	9,731
Cost of goods sold	(37,653)	—	(83,059)	—
Selling, general and administrative expenses	(17,331)	(818)	(37,443)	(1,574)
Depreciation and amortization	(2,639)	(583)	(5,478)	(1,166)
Restructuring charge	(403)	—	(403)	—
Segment income	2,086	3,773	3,732	6,991
Consolidated operating income (loss) from reportable segments	100,892	(52,419)	204,697	8,857
All Other:
Revenues - Services and fees	9,669	611	18,942	1,310
Direct cost of services	(6,403)	—	(12,939)	—
Corporate and other expenses	(21,164)	(10,030)	(42,783)	(26,032)
Interest income	701	500	3,275	567
Dividend income	9,555	9,243	22,759	17,104
Realized and unrealized gains (losses) on investments	18,843	(106,164)	(9,599)	(155,276)
Change in fair value of financial instruments and other	381	4,321	172	10,302
Income (loss) on equity investments	143	(3,399)	133	3,376
Interest expense	(47,332)	(31,764)	(94,893)	(62,200)
Income (loss) before income taxes	65,285	(189,101)	89,764	(201,992)
(Provision for) benefit from income taxes	(21,504)	52,513	(29,423)	56,208
Net income (loss)	43,781	(136,588)	60,341	(145,784)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,600)	3,571	(3,195)	4,437
Net income (loss) attributable to B. Riley Financial, Inc.	46,381	(140,159)	63,536	(150,221)
Preferred stock dividends	2,015	2,002	4,027	4,004
Net income (loss) available to common shareholders	$44,366	$(142,161)	$59,509	$(154,225)

The following table presents revenues by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Revenues
Revenues - Services and fees
North America	$229,911	$189,841	$464,841	$390,702
Europe	416	1,821	1,045	3,774
Total Revenues - Services and fees	230,327	191,662	465,886	394,476

Trading income (loss) and fair value adjustments on loans
North America	42,365	(117,763)	93,933	(137,041)

Revenues - Sale of goods
North America	29,407	1,887	67,354	3,765
Australia	3,171	—	6,630	—
Europe, Middle East, and Africa	17,198	—	34,626	—
Asia	6,316	—	12,540	—
Latin America	2,295	—	5,014	—
Total Revenues - Sale of goods	58,387	1,887	126,164	3,765

Revenues - Interest income - Loans and securities lending
North America	75,199	62,399	152,385	123,825
Europe	—	1,436	—	1,436
Total Revenues - Interest income - Loans and securities lending	75,199	63,835	152,385	125,261

Total Revenues
North America	376,882	136,364	778,513	381,251
Australia	3,171	—	6,630	—
Europe, Middle East, and Africa	17,614	3,257	35,671	5,210
Asia	6,316	—	12,540	—
Latin America	2,295	—	5,014	—
Total Revenues	$406,278	$139,621	$838,368	$386,461
The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	June 30, 2023	December 31, 2022
Long-lived Assets - Property and Equipment, net:
North America	$27,708	$26,276
Europe	487	577
Asia Pacific	147	162
Australia	101	126
Total	$28,443	$27,141
Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of the segments and therefore, total segment assets have not been disclosed.

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
Overview
Restatement of Previously Issued Consolidated Financial Statements
We have restated certain previously reported financial information for the three and six months ended June 30, 2022 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations and Revenue sections. See the Explanatory Note preceding Part I, Financial Information, for background on the restatement, the fiscal periods impacted, and other information.

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
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Revenues:		(As Restated)
Services and fees	$230,327	$191,662	$38,665	20.2%
Trading income (loss) and fair value adjustments on loans	42,365	(117,763)	160,128	(136.0)%
Interest income - Loans and securities lending	75,199	63,835	11,364	17.8%
Sale of goods	58,387	1,887	56,500	n/m
Total revenues	406,278	139,621	266,657	191.0%
Operating expenses:
Direct cost of services	55,941	17,785	38,156	n/m
Cost of goods sold	40,317	1,994	38,323	n/m
Selling, general and administrative expenses	188,885	167,136	21,749	13.0%
Restructuring charge	628	—	628	100.0%
Impairment of tradenames	1,733	—	1,733	100.0%
Interest expense - Securities lending and loan participations sold	35,780	14,544	21,236	146.0%
Total operating expenses	323,284	201,459	121,825	60.5%
Operating income (loss)	82,994	(61,838)	144,832	n/m
Other income (expense):
Interest income	701	500	201	40.2%
Dividend income	9,555	9,243	312	3.4%
Realized and unrealized gains (losses) on investments	18,843	(106,164)	125,007	(117.7)%
Change in fair value of financial instruments and other	381	4,321	(3,940)	(91.2)%
Income (loss) from equity investments	143	(3,399)	3,542	(104.2)%
Interest expense	(47,332)	(31,764)	(15,568)	49.0%
Income (loss) before income taxes	65,285	(189,101)	254,386	(134.5)%
(Provision for) benefit from income taxes	(21,504)	52,513	(74,017)	(140.9)%
Net income (loss)	43,781	(136,588)	180,369	(132.1)%
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,600)	3,571	(6,171)	(172.8)%
Net income (loss) attributable to B. Riley Financial, Inc.	46,381	(140,159)	186,540	(133.1)%
Preferred stock dividends	2,015	2,002	13	0.6%
Net income (loss) available to common shareholders	$44,366	$(142,161)	$186,527	(131.2)%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Revenues - Services and fees:		(As Restated)
Capital Markets segment	$44,961	$58,184	$(13,223)	(22.7)%
Wealth Management segment	47,243	60,860	(13,617)	(22.4)%
Auction and Liquidation segment	8,885	2,488	6,397	n/m
Financial Consulting segment	31,212	24,310	6,902	28.4%
Communications segment	83,316	40,035	43,281	108.1%
Consumer segment	5,041	5,174	(133)	(2.6)%
All Other	9,669	611	9,058	n/m
Subtotal	230,327	191,662	38,665	20.2%

Revenues - Sale of goods:
Auction and Liquidation segment	1,676	—	1,676	100.0%
Communications segment	1,640	1,887	(247)	(13.1)%
Consumer segment	55,071	—	55,071	100.0%
Subtotal	58,387	1,887	56,500	n/m

Trading income (loss) and fair value adjustments on loans
Capital Markets segment	41,892	(119,292)	161,184	(135.1)%
Wealth Management segment	473	1,529	(1,056)	(69.1)%
Subtotal	42,365	(117,763)	160,128	(136.0)%

Interest income - Loans and securities lending:
Capital Markets segment	75,199	62,399	12,800	20.5%
Auction and Liquidation segment	—	1,436	(1,436)	(100.0)%
Subtotal	75,199	63,835	11,364	17.8%

Total revenues	$406,278	$139,621	$266,657	191.0%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues increased $266.7 million to $406.3 million during the three months ended June 30, 2023 from $139.6 million during the three months ended June 30, 2022. The increase in revenues during the three months ended June 30, 2023 was primarily due to an increase in revenue from trading (loss) income and fair value adjustments on loans of $160.1 million, sale of goods of $56.5 million, services and fees of $38.7 million, and an increase in interest income from loans and securities lending of $11.4 million. The increase in revenue from services and fees in the three months ended June 30, 2023 consisted of increases in revenue of $43.3 million in the Communications segment, $9.1 million in All Other, $6.9 million in the Financial Consulting segment, and $6.4 million in the Auction and Liquidation segment, partially offset by decreases in revenues of $13.6 million in the Wealth Management segment, $13.2 million in the Capital Markets segment, and $0.1 million in the Consumer segment.
Revenues from services and fees in the Capital Markets segment decreased $13.2 million to $45.0 million during the three months ended June 30, 2023 from $58.2 million during the three months ended June 30, 2022. The decrease in revenues was primarily due to decreases of $4.7 million of corporate finance, consulting, and investment banking fees, $3.8 million in other income, $3.4 million of commission fees, and $1.3 million of asset management fees.
Revenues from services and fees in the Wealth Management segment decreased $13.6 million to $47.2 million during the three months ended June 30, 2023 from $60.9 million during the three months ended June 30, 2022. The decrease in revenues was primarily due to a decrease in revenue of $8.8 million from wealth and asset management fees and $4.5 million in other income.
Revenues from services and fees in the Auction and Liquidation segment increased $6.4 million to $8.9 million during the three months ended June 30, 2023 from $2.5 million during the three months ended June 30, 2022. The increase in revenues was primarily due to an increase in the size of retail fee liquidation engagements.
Revenues from services and fees in the Financial Consulting segment increased $6.9 million to $31.2 million during the three months ended June 30, 2023 from $24.3 million during the three months ended June 30, 2022. The increase in revenues was primarily due to an increase of $9.1 million within our Advisory Services division, partially offset by a decrease of $2.2 million within our Real Estate division.
Revenues from services and fees in the Communications segment increased $43.3 million to $83.3 million during the three months ended June 30, 2023 from $40.0 million during the three months ended June 30, 2022. The increase in revenues was primarily due to an increase of $46.5 million in subscription services from the acquisition of the remaining non-controlling interests in Lingo Management, LLC (“Lingo”) in the first quarter of 2023 and BullsEye Telecom (“BullsEye”) acquired in the third quarter of 2022, partially offset by decreases in subscription revenue of $2.1 million for United Online, Inc. (“UOL”), magicJack VocalTec Ltd. (“magicJack”), and Marconi Wireless Holdings, LLC (“Marconi”), and $0.7 million in advertising, licensing and other revenue. We expect UOL, magicJack and Marconi subscription revenue to continue to decline year over year.
Revenues from services and fees in the Consumer segment decreased $0.1 million to $5.0 million during the three months ended June 30, 2023 from $5.2 million during the three months ended June 30, 2022. The primary source of revenue from services and fees included in this segment is the licensing of trademarks.
Revenues from services and fees in All Other, which includes the operations of a regional environmental services business and a landscaping business that we acquired in 2022, increased $9.1 million to $9.7 million during the three months ended June 30, 2023 from $0.6 million during the three months ended June 30, 2022.
Trading income (loss) and fair value adjustments on loans increased approximately $160.1 million to income of $42.4 million during the three months ended June 30, 2023 compared to a loss of $117.8 million during the three months ended June 30, 2022. This increase was primarily due to increases of $161.2 million in the Capital Markets segment partially offset by a decrease of $1.1 million in the Wealth Management segment. The income of $42.4 million during the three months ended June 30, 2023 was primarily due to realized and unrealized gains on investments made in our proprietary trading accounts of $33.2 million and an unrealized gain on our loans receivable, at fair value of $9.2 million.
Interest income – loans and securities lending increased $11.4 million to $75.2 million during the three months ended June 30, 2023 from $63.8 million during the three months ended June 30, 2022. Interest income from securities lending was $40.1 million and $18.7 million during the three months ended June 30, 2023 and 2022, respectively. Interest income from loans was $35.1 million and $45.1 million during the three months ended June 30, 2023 and 2022, respectively.
Revenues – Sale of Goods
Revenues from the sale of goods increased $56.5 million to $58.4 million during the three months ended June 30, 2023 from $1.9 million during the three months ended June 30, 2022. Revenues from sale of goods were attributable to an increase of $55.1 million from the Consumer segment due to the acquisition of Targus in the fourth quarter of 2022 and an increase of $1.7 million from the Auction and Liquidation segment. Cost of goods sold for three months ended June 30, 2023 was $40.3 million, resulting in gross margin of 30.9%. Cost of goods sold for three months ended June 30, 2022 was $2.0 million, resulting in negative gross margin of 5.7%. The change in gross margin was primarily due to the acquisition of Targus in the fourth quarter of 2022.

Operating Expenses
Direct Cost of Services
Direct cost of services increased approximately $38.2 million to $55.9 million during the three months ended June 30, 2023 from $17.8 million during the three months ended June 30, 2022. The increase in direct cost of services was primarily attributable to increases of $29.6 million from the Communications segment from the acquisitions of Lingo in the second quarter of 2022 and BullsEye in the third quarter of 2022, $6.4 million from All Other due to other acquisitions made during 2022, and $2.2 million from the Auction and Liquidation segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the three months ended June 30, 2023 and 2022 were comprised of the following:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$46,863	24.8%	$48,069	28.8%	$(1,206)	(2.5)%
Wealth Management segment	49,046	26.0%	69,702	41.7%	(20,656)	(29.6)%
Auction and Liquidation segment	2,302	1.2%	2,177	1.3%	125	5.7%
Financial Consulting segment	22,894	12.1%	20,026	12.0%	2,868	14.3%
Communications segment	26,646	14.1%	15,731	9.4%	10,915	69.4%
Consumer segment	19,970	10.6%	1,401	0.8%	18,569	n/m
Corporate and All Other	21,164	11.2%	10,030	6.0%	11,134	111.0%
Total selling, general & administrative expenses	$188,885	100.0%	$167,136	100.0%	$21,749	13.0%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses increased $21.7 million to $188.9 million during the three months ended June 30, 2023 from $167.1 million during the three months ended June 30, 2022. The increase was primarily due to an increase of $18.6 million in the Consumer segment, $10.9 million in the Communications segment, $11.1 million in Corporate and All Other, $2.9 million in the Financial Consulting segment, and $0.1 million in the Auction and Liquidation segment, partially offset by a decrease of $20.7 million in the Wealth Management segment and $1.2 million in the Capital Markets segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $1.2 million to $46.9 million during the three months ended June 30, 2023 from $48.1 million during the three months ended June 30, 2022. The decrease was primarily due to a decrease of $1.2 million in depreciation and amortization.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $20.7 million to $49.0 million during the three months ended June 30, 2023 from $69.7 million during the three months ended June 30, 2022. The decrease was primarily due to decreases of $12.4 million in payroll and related expenses, $5.3 million in penalties, $2.0 million in other expenses, and $1.0 million in legal expenses.
Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment increased $0.1 million to $2.3 million during the three months ended June 30, 2023 from $2.2 million during the three months ended June 30, 2022.

Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $2.9 million to $22.9 million during the three months ended June 30, 2023 from $20.0 million during the three months ended June 30, 2022. The increase was primarily due to increases of $1.5 million in other expenses and $1.4 million in payroll and related expenses.
Communications
Selling, general and administrative expenses in the Communications segment increased $10.9 million to $26.6 million for the three months ended June 30, 2023 from $15.7 million for the three months ended June 30, 2022. The increase was primarily due to increases of $14.4 million from the acquisition of additional equity interest in Lingo in the second quarter of 2022 and from the acquisition of Bullseye in the third quarter of 2022, partially offset by a decrease of $1.5 million in transaction costs, $1.0 million in payroll and related expenses, $0.8 million in other expenses, and $0.2 million in business promotion and marketing expenses.
Consumer
Selling, general and administrative expenses in the Consumer segment increased $18.6 million to $20.0 million for the three months ended June 30, 2023 from $1.4 million during the three months ended June 30, 2022. The increase was primarily due to an increase of $19.1 million from the acquisition of Targus in the fourth quarter of 2022, partially offset by a decrease of $0.5 million in depreciation and amortization.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased approximately $11.1 million to $21.2 million during the three months ended June 30, 2023 from $10.0 million for the three months ended June 30, 2022. The increase was primarily due to a $4.5 million decrease in fair value of contingent consideration in 2022, an increase in expenses of $3.2 million from the acquisition of other businesses in 2022, $1.6 million in foreign currency fluctuations, $1.1 million in transaction costs, and $0.5 million in legal expenses.
Impairment of tradenames. We recognized impairment charges of $1.7 million during the three months ended June 30, 2023 related to the Capital Markets segment. There was no impairment recognized during the three months ended June 30, 2022.
Other Income (Expense). Other income included interest income of $0.7 million and $0.5 million during the three months ended June 30, 2023 and 2022, respectively. Dividend income was $9.6 million during the three months ended June 30, 2023 compared to $9.2 million during the three months ended June 30, 2022. Realized and unrealized gains (losses) on investments was a gain of $18.8 million during the three months ended June 30, 2023 compared to a loss of $106.2 million during the three months ended June 30, 2022. The change was primarily due to an increase in overall values of our investments. Change in fair value of financial instruments and other was $0.4 million during the three months ended June 30, 2023 and $4.3 million during the three months ended June 30, 2022. The change was primarily due to the change in fair value of warrant liabilities and the forgiveness of a Paycheck Protection Program loan in 2022. Interest expense was $47.3 million during the three months ended June 30, 2023 compared to $31.8 million during the three months ended June 30, 2022. The increase in interest expense was due to additional debt incurred during the three months ended June 30, 2023 and higher interest rates due to variable rates on certain of our outstanding debt. The increases in interest expense primarily consisted of $5.9 million from the Pathlight term loan, $1.9 million from the issuance of senior notes, $1.6 million from the Lingo term loan, $0.6 million and $1.3 million from the Targus term loan and revolving credit facility, respectively, $0.8 million from the BRPAC term loan, and $2.8 million and $0.3 million from the Nomura term loan and revolving credit facility, respectively. During the three months ended June 30, 2023, income from equity investments was $0.1 million compared to loss from equity investments of $3.4 million during the three months ended June 30, 2022. The increase was primarily due to $3.7 million in losses recognized from the conversion of debt to equity in the acquisition of Lingo in the second quarter of 2022.
Income (Loss) Before Income Taxes. Income before income taxes was $65.3 million during the three months ended June 30, 2023 compared to loss of $189.1 million during the three months ended June 30, 2022. The change was primarily due to an increase in revenue of $266.7 million, a change in realized and unrealized gains (losses) on investments of $125.0 million, a change in income (loss) from equity investments of $3.5 million, an increase of $0.3 million in dividend income, and an increase of $0.2 million in interest income, partially offset by an increase in operating expenses of approximately $121.8 million, an increase in interest expense of $15.6 million, and a decrease in change in fair value of financial instruments and other of $3.9 million.
(Provision for) Benefit from Income Taxes. Provision for income taxes was $21.5 million during the three months ended June 30, 2023 compared to a benefit of $52.5 million during the three months ended June 30, 2022. The effective income tax provision rate was 32.9% for the three months ended June 30, 2023 as compared to a benefit of 27.8% for the three months ended June 30, 2022.
Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests was $2.6 million during the three months ended June 30, 2023 compared to net income of $3.6 million during the three months ended June 30, 2022.
Net Income (Loss) Attributable to the Company. Net income attributable to the Company was $46.4 million during the three months ended June 30, 2023 compared to net loss attributable to the Company of $140.2 million for the three months ended June 30, 2022. The change was primarily due to an increase in operating income of $144.8 million, a change in realized and unrealized gains (losses) on investments of $125.0 million, a decrease in net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests of $6.2 million, a change in income (loss) from equity investments of $3.5 million, an increase of $0.3 million in dividend income, and an increase of $0.2 million in interest income, partially offset by a change from benefit from to provision for income taxes of $74.0 million, an increase in interest expense of $15.6 million, and a decrease in change in fair value of financial instruments and other of $3.9 million.

Preferred Stock Dividends. Preferred stock dividends were $2.0 million for the three months ended June 30, 2023 and 2022. Dividends on the Series A preferred paid during the three months ended June 30, 2023 and 2022 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the three months ended June 30, 2023 and 2022 were $0.4609375 per depository share.
Net Income (Loss) Available to Common Shareholders. Net income available to common shareholders was $44.4 million during the three months ended June 30, 2023 compared to net loss available to common shareholders of $142.2 million during the three months ended June 30, 2022. The change was primarily due to an increase in operating income of $144.8 million, a change in realized and unrealized gains (losses) on investments of $125.0 million, a change in income (loss) from equity investments of $3.5 million, a decrease in net income attributable to noncontrolling interests and redeemable noncontrolling interests of $6.2 million, an increase of $0.3 million in dividend income, and an increase of $0.2 million in interest income, partially offset by a change from benefit from to provision for income taxes of $74.0 million, an increase in interest expense of $15.6 million, and a decrease in change in fair value of financial instruments and other of $3.9 million.
Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Revenues:
Services and fees	$465,886	$394,476	$71,410	18.1%
Trading income (loss) and fair value adjustments on loans	93,933	(137,041)	230,974	(168.5)%
Interest income - Loans and securities lending	152,385	125,261	27,124	21.7%
Sale of goods	126,164	3,765	122,399	n/m
Total revenues	838,368	386,461	451,907	116.9%
Operating expenses:
Direct cost of services	110,338	29,436	80,902	n/m
Cost of goods sold	87,943	4,245	83,698	n/m
Selling, general and administrative expenses	401,512	342,335	59,177	17.3%
Restructuring charge	721	—	721	100.0%
Impairment of tradenames	1,733	—	1,733	100.0%
Interest expense - Securities lending and loan participations sold	68,204	26,310	41,894	159.2%
Total operating expenses	670,451	402,326	268,125	66.6%
Operating income (loss)	167,917	(15,865)	183,782	n/m
Other income (expense):
Interest income	3,275	567	2,708	n/m
Dividend income	22,759	17,104	5,655	33.1%
Realized and unrealized losses on investments	(9,599)	(155,276)	145,677	(93.8)%
Change in fair value of financial instruments and other	172	10,302	(10,130)	(98.3)%
Income from equity investments	133	3,376	(3,243)	(96.1)%
Interest expense	(94,893)	(62,200)	(32,693)	52.6%
Income (loss) before income taxes	89,764	(201,992)	291,756	(144.4)%
(Provision for) benefit from income taxes	(29,423)	56,208	(85,631)	(152.3)%
Net income (loss)	60,341	(145,784)	206,125	(141.4)%
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(3,195)	4,437	(7,632)	(172.0)%
Net income (loss) attributable to B. Riley Financial, Inc.	$63,536	$(150,221)	213,757	(142.3)%
Preferred stock dividends	4,027	4,004	23	0.6%
Net income (loss) available to common shareholders	$59,509	$(154,225)	$213,734	(138.6)%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Revenues - Services and fees:
Capital Markets segment	$102,890	$119,406	$(16,516)	(13.8)%
Wealth Management segment	95,785	137,818	(42,033)	(30.5)%
Auction and Liquidation segment	14,329	5,843	8,486	145.2%
Financial Consulting segment	56,222	50,246	5,976	11.9%
Communications segment	168,368	70,122	98,246	140.1%
Consumer segment	9,350	9,731	(381)	(3.9)%
All Other	18,942	1,310	17,632	n/m
Subtotal	465,886	394,476	71,410	18.1%

Revenues - Sale of goods:
Auction and Liquidation segment	1,892	—	1,892	100.0%
Communications segment	3,507	3,765	(258)	(6.9)%
Consumer segment	120,765	—	120,765	100.0%
Subtotal	126,164	3,765	122,399	n/m

Trading income (loss) and fair value adjustments on loans
Capital Markets segment	92,188	(139,091)	231,279	(166.3)%
Wealth Management segment	1,745	2,050	(305)	(14.9)%
Subtotal	93,933	(137,041)	230,974	(168.5)%

Interest income - Loans and securities lending:
Capital Markets segment	152,385	123,825	28,560	23.1%
Auction and Liquidation segment	—	1,436	(1,436)	(100.0)%
Subtotal	152,385	125,261	27,124	21.7%

Total revenues	$838,368	$386,461	$451,907	116.9%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues increased approximately $451.9 million to $838.4 million during the six months ended June 30, 2023 from $386.5 million during the six months ended June 30, 2022. The increase in revenues during the six months ended June 30, 2023 was primarily due to an increase in revenue from trading income (loss) and fair value adjustments on loans of $231.0 million, sale of goods of $122.4 million, services and fees of $71.4 million, and revenue interest income from loans and securities lending of $27.1 million. The increase in revenue from services and fees in the six months ended June 30, 2023 consisted of increases in revenue of $98.2 million in the Communications segment, $17.6 million in All Other, $8.5 million in the Auction and Liquidation segment, and $6.0 million in the Financial Consulting segment, partially offset by decreases in revenues of $42.0 million in the Wealth Management segment, $16.5 million in the Capital Markets segment, and $0.4 million in the Consumer segment.
Revenues from services and fees in the Capital Markets segment decreased $16.5 million to $102.9 million during the six months ended June 30, 2023 from $119.4 million during the six months ended June 30, 2022. The decrease in revenues was primarily due to decreases of $7.3 million of corporate finance, consulting, and investment banking fees, $6.2 million of commission fees, and $3.0 million of asset management fees.
Revenues from services and fees in the Wealth Management segment decreased $42.0 million to $95.8 million during the six months ended June 30, 2023 from $137.8 million during the six months ended June 30, 2022. The decrease in revenues was primarily due to a decrease in revenue of $29.8 million from wealth and asset management fees, $9.2 million of commission fees, and $3.1 million in other income.
Revenues from services and fees in the Auction and Liquidation segment increased $8.5 million to $14.3 million during the six months ended June 30, 2023 from $5.8 million during the six months ended June 30, 2022. The increase in revenues was primarily due to an increase in the size of retail fee liquidation engagements.
Revenues from services and fees in the Financial Consulting segment increased $6.0 million to $56.2 million during the six months ended June 30, 2023 from $50.2 million during the six months ended June 30, 2022. The increase in revenues was primarily due to an increase of $10.4 million within our Advisory Services division, partially offset by a decrease of $4.4 million within our Real Estate division.
Revenues from services and fees in the Communications segment increased $98.2 million to $168.4 million during the six months ended June 30, 2023 from $70.1 million during the six months ended June 30, 2022. The increase in revenues was primarily due to an increase of $104.2 million in subscription services from the acquisition of the remaining non-controlling interests in Lingo in the first quarter of 2023 and the acquisition of BullsEye in the third quarter of 2022, partially offset by decreases in subscription revenue of $4.6 million and $1.3 million in other revenue for UOL, magicJack and Marconi. We expect UOL, magicJack and Marconi subscription revenue to continue to decline year over year.
Revenues from services and fees in the Consumer segment decreased $0.4 million to $9.4 million during the six months ended June 30, 2023 from $9.7 million during the six months ended June 30, 2022. The primary source of revenue from services and fees included in this segment is the licensing of trademarks.
Revenues from services and fees in All Other, which includes the operations of a regional environmental services business and a landscaping business that we acquired in 2022, increased $17.6 million to $18.9 million during the six months ended June 30, 2023 from $1.3 million during the six months ended June 30, 2022.
Trading income (loss) and fair value adjustments on loans increased $231.0 million to income of $93.9 million during the six months ended June 30, 2023 compared to a loss of $137.0 million during the six months ended June 30, 2022. This increase was primarily due to increases of $231.3 million in the Capital Markets segment, partially offset by a decrease of $0.3 million in the Wealth Management segment. The income of $93.9 million during the six months ended June 30, 2023 was primarily due to an unrealized gain on our loans receivable, at fair value of $52.7 million and realized and unrealized gain on investments made in our proprietary trading accounts of $41.4 million.
Interest income – loans and securities lending increased $27.1 million to $152.4 million during the six months ended June 30, 2023 from $125.3 million during the six months ended June 30, 2022. Interest income from securities lending was $77.2 million and $33.7 million during the six months ended June 30, 2023 and 2022, respectively. Interest income from loans was $75.1 million and $91.5 million during the six months ended June 30, 2023 and 2022, respectively.
Revenues – Sale of Goods
Revenues from the sale of goods increased $122.4 million to $126.2 million during the six months ended June 30, 2023 from $3.8 million during the six months ended June 30, 2022. Revenues from sale of goods were attributable to an increase of $120.8 million from the Consumer segment due to the acquisition of Targus in the fourth quarter of 2022 and an increase of $1.9 million from the Auction and Liquidation segment, partially offset by a decrease of $0.3 million from the Communications segment. Cost of goods sold for six months ended June 30, 2023 was $87.9 million resulting in gross margin of 30.3%. Cost of goods sold for six months ended June 30, 2022 was $4.2 million, resulting in negative gross margin of 12.7%. The change in gross margin was primarily due to the acquisition of Targus in the fourth quarter of 2022.

Operating Expenses
Direct Cost of Services
Direct cost of services increased $80.9 million to $110.3 million during the six months ended June 30, 2023 from $29.4 million during the six months ended June 30, 2022. The increase in direct cost of services was primarily attributable to increases of $65.0 million from the Communications segment from the acquisitions of Lingo in the second quarter of 2022 and BullsEye in the third quarter of 2022, $12.9 million from All Other due to other acquisitions made during 2022, and $3.0 million from the Auction and Liquidation segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the six months ended June 30, 2023 and 2022 were comprised of the following:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$113,830	28.3%	$84,079	24.6%	$29,751	35.4%
Wealth Management segment	97,454	24.3%	157,277	45.9%	(59,823)	(38.0)%
Auction and Liquidation segment	4,582	1.1%	3,997	1.2%	585	14.6%
Financial Consulting segment	44,121	11.0%	41,050	12.0%	3,071	7.5%
Communications segment	55,821	13.9%	27,160	7.9%	28,661	105.5%
Consumer segment	42,921	10.7%	2,740	0.8%	40,181	n/m
Corporate and All Other	42,783	10.7%	26,032	7.6%	16,751	64.3%
Total selling, general & administrative expenses	$401,512	100.0%	$342,335	100.0%	$59,177	17.3%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses increased approximately $59.2 million to $401.5 million during the six months ended June 30, 2023 from $342.3 million during the six months ended June 30, 2022. The increase was primarily due to an increase of $40.2 million in the Consumer segment, $29.8 million in the Capital Markets segment, $28.7 million in the Communications segment, $16.8 million in Corporate and All Other, $3.1 million in the Financial Consulting segment, and $0.6 million in the Auction and Liquidation segment, partially offset by a decrease of $59.8 million in the Wealth Management segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment increased by $29.8 million to $113.8 million during the six months ended June 30, 2023 from $84.1 million during the six months ended June 30, 2022. The increase was primarily due to an increase of $48.4 million in consulting expenses, partially offset by decreases of $12.7 million in payroll and related expenses, $4.6 million in penalties, and $1.5 million in other expenses.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $59.8 million to $97.5 million during the six months ended June 30, 2023 from $157.3 million during the six months ended June 30, 2022. The decrease was primarily due to decreases of $38.2 million in payroll and related expenses, $5.9 million in legal settlements, $5.3 million in penalties, $4.7 million in other expenses, $2.0 million in clearing charges, $1.7 million in legal expenses, $1.1 million in software and equipment expenses, and $1.0 million in depreciation and amortization.

Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment increased $0.6 million to $4.6 million during the six months ended June 30, 2023 from $4.0 million during the six months ended June 30, 2022.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $3.1 million to $44.1 million during the six months ended June 30, 2023 from $41.1 million during the six months ended June 30, 2022. The increase was primarily due to increases of $2.0 million in other expenses and $1.1 million in payroll and related expenses.
Communications
Selling, general and administrative expenses in the Communications segment increased $28.7 million to $55.8 million for the six months ended June 30, 2023 from $27.2 million for the six months ended June 30, 2022. The increase was primarily due to increases of $34.2 million from the acquisition of additional equity interest in Lingo in the second quarter of 2022 and from the acquisition of Bullseye in the third quarter of 2022, partially offset by a decrease of $2.3 million in payroll and related expenses, $1.7 million in other expenses, and $1.5 million in transaction costs.
Consumer
Selling, general and administrative expenses in the Consumer segment increased $40.2 million to $42.9 million for the six months ended June 30, 2023 from $2.7 million during the six months ended June 30, 2022. The increase was primarily due to an increase of $41.0 million from the acquisition of Targus in the fourth quarter of 2022, partially offset by a decrease of $0.9 million in depreciation and amortization.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased approximately $16.8 million to $42.8 million during the six months ended June 30, 2023 from $26.0 million for the six months ended June 30, 2022. The increase was primarily due to increases of $4.8 million from the acquisition of other businesses in 2022, $4.5 million decrease in fair value of contingent consideration in 2022, $2.8 million in foreign currency fluctuations, $2.2 million in accounting expenses, $1.7 million in other expenses, and $0.8 million in legal expenses.
Impairment of tradenames. We recognized impairment charges of $1.7 million during the six months ended June 30, 2023 related to the Capital Markets segment. There was no impairment recognized during the six months ended June 30, 2022.
Other Income (Expense). Other income included interest income of $3.3 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively. Dividend income was $22.8 million during the six months ended June 30, 2023 compared to $17.1 million during the six months ended June 30, 2022. Realized and unrealized losses on investments was $9.6 million during the six months ended June 30, 2023 compared to losses of $155.3 million during the six months ended June 30, 2022. The change was primarily due to an increase in overall values of our investments. Change in fair value of financial instruments and other was $0.2 million during the six months ended June 30, 2023 and $10.3 million during the six months ended June 30, 2022. The change was primarily due to the change in fair value of warrant liabilities and the forgiveness of a Paycheck Protection Program loan in 2022. Interest expense was $94.9 million during the six months ended June 30, 2023 compared to $62.2 million during the six months ended June 30, 2022. The increase in interest expense was due to additional debt incurred during the six months ended June 30, 2023 and higher interest rates due to variable rates on certain of our outstanding debt. The increases in interest expense primarily consisted of $12.3 million from the Pathlight term loan, $3.7 million from the issuance of senior notes, $3.2 million from the Lingo term loan, $1.2 million and $2.5 million from the Targus term loan and revolving credit facility, respectively, $1.7 million from the BRPAC term loan, and $6.0 million and $1.2 million from the Nomura term loan and revolving credit facility, respectively. During the six months ended June 30, 2023, income from equity investments was $0.1 million compared to $3.4 million during the six months ended June 30, 2022. The decrease was primarily due to $7.0 million in earnings related to the bebe equity method investment in 2022, partially offset by $3.7 million in losses recognized from the conversion of debt to equity in the acquisition of Lingo in the second quarter of 2022.

Income (Loss) Before Income Taxes. Income before income taxes was $89.8 million during the six months ended June 30, 2023 compared to loss of $202.0 million during the six months ended June 30, 2022. The change was primarily due to an increase in revenue of $451.9 million, a change in realized and unrealized losses on investments of $145.7 million, an increase of $5.7 million in dividend income, and an increase of $2.7 million in interest income, partially offset by an increase in operating expenses of approximately $268.1 million, an increase in interest expense of $32.7 million, a decrease in change in fair value of financial instruments and other of $10.1 million, and a decrease in income from equity investments of $3.2 million .
(Provision for) Benefit from Income Taxes. Provision for income taxes was $29.4 million during the six months ended June 30, 2023 compared to a benefit of $56.2 million during the six months ended June 30, 2022. The effective income tax provision rate was 32.8% for the six months ended June 30, 2023 as compared to a benefit of 27.8% for the six months ended June 30, 2022.
Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests was $3.2 million during the six months ended June 30, 2023 compared to net income of $4.4 million during the six months ended June 30, 2022.
Net Income (Loss) Attributable to the Company. Net income attributable to the Company was $63.5 million during the six months ended June 30, 2023 compared to net loss attributable to the Company of $150.2 million for the six months ended June 30, 2022. The change was primarily due to an increase in operating income of $183.8 million, a change in realized and unrealized loss on investments of $145.7 million, a decrease in net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests of $7.6 million, an increase of $5.7 million in dividend income, and an increase of $2.7 million in interest income, partially offset by a change from benefit from to provision for income taxes of $85.6 million, an increase in interest expense of $32.7 million, a decrease in change in fair value of financial instruments and other of $10.1 million, and a decrease in income from equity investments of $3.2 million.

Preferred Stock Dividends. Preferred stock dividends were $4.0 million for the six months ended June 30, 2023 and 2022. Dividends on the Series A preferred paid during the six months ended June 30, 2023 and 2022 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the six months ended June 30, 2023 and 2022 were $0.4609375 per depository share.
Net Income (Loss) Available to Common Shareholders. Net income available to common shareholders was $59.5 million during the six months ended June 30, 2023 compared to net loss available to common shareholders of $154.2 million during the six months ended June 30, 2022. The change was primarily due to an increase in operating income of $183.8 million, a change in realized and unrealized loss on investments of $145.7 million, a decrease in net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests of $7.6 million, an increase of $5.7 million in dividend income, and an increase of $2.7 million in interest income, partially offset by a change from benefit from to provision for income taxes of $85.6 million, an increase in interest expense of $32.7 million, a decrease in change in fair value of financial instruments and other of $10.1 million, and a decrease in income from equity investments of $3.2 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the six months ended June 30, 2023 and 2022, we generated net income of $60.3 million and net loss of $145.8 million, respectively. Our cash flows and profitability are impacted by capital market engagements performed on a quarterly and annual basis and amounts realized from the sale of our investments in marketable securities.
As of June 30, 2023, we had $107.6 million of unrestricted cash and cash equivalents, $2.3 million of restricted cash, $1,072.4 million of securities and other investments, at fair value, $683.8 million of loans receivable, at fair value, and $2,327.4 million of borrowings outstanding. The borrowings outstanding of $2,327.4 million as of June 30, 2023 included $1,666.0 million from the issuance of the series of senior notes that are due at various dates ranging from May 31, 2024 to August 31, 2028 with interest rates ranging from 5.00% to 6.75%, $529.2 million in term loans borrowed pursuant to the Targus, Pathlight, Lingo, BRPI Acquisition Co LLC (“BRPAC”), and Nomura credit agreements discussed below, $110.9 million of revolving credit facility under the Targus and Nomura credit facilities discussed below, and $21.3 million of notes payable.

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

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On July 25, 2023, we declared a regular dividend of $1.00 per share that will be paid on or about August 21, 2023 to stockholders of record as of August 11, 2023. During the year ended December 31, 2022, we paid cash dividends on our common stock of $119.5 million. While it is the Board’s current intention to make regular dividend payments of $1.00 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of common stock dividend activity for the six months ended June 30, 2023 and the year ended December 31, 2022 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
May 4, 2023	May 23, 2023	May 16, 2023	$1.000	$—	$1.000
February 22, 2023	March 23, 2023	March 10, 2023	1.000	—	1.000
November 3, 2022	November 29, 2022	November 15, 2022	1.000	—	1.000
July 28, 2022	August 23, 2022	August 11, 2022	1.000	—	1.000
April 28, 2022	May 20, 2022	May 11, 2022	1.000	—	1.000
February 23, 2022	March 23, 2022	March 9, 2022	1.000	—	1.000

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of June 30, 2023, dividends in arrears in respect of the Depositary Shares were $0.8 million. On July 11, 2023, the Company declared a cash dividend $0.4296875 per Depositary Share, which was paid on July 31, 2023 to holders of record as of the close of business on July 21, 2023.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of June 30, 2023, dividends in arrears in respect of the Depositary Shares were $0.5 million. On July 11, 2023, the Company declared a cash dividend $0.4609375 per Depositary Share, which was paid on July 31, 2023 to holders of record as of the close of business on July 21, 2023.

A summary of preferred stock dividend activity for the six months ended June 30, 2023 and the year ended December 31, 2022 was as follows:

		Stockholder	Preferred Dividend per Depositary Share
Date Declared	Date Paid	Record Date	Series A	Series B
April 10, 2023	May 1, 2023	April 21, 2023	$0.4296875	$0.4609375
January 9, 2023	January 31, 2023	January 20, 2023	0.4296875	0.4609375
October 10, 2022	October 31, 2022	October 21, 2022	0.4296875	0.4609375
July 7, 2022	July 29, 2022	July 19, 2022	0.4296875	0.4609375
April 7, 2022	April 29, 2022	April 19, 2022	0.4296875	0.4609375
January 10, 2022	January 31, 2022	January 21, 2022	0.4296875	0.4609375
Our principal sources of liquidity to finance our business is our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.
Cash Flow Summary

	Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$77,105	$(49,899)
Investing activities	216,319	523
Financing activities	(456,795)	(10,431)
Effect of foreign currency on cash	2,347	(3,027)
Net decrease in cash, cash equivalents and restricted cash	$(161,024)	$(62,834)
Cash provided by operating activities was $77.1 million during the six months ended June 30, 2023 compared to cash used in operating activities of $49.9 million during the six months ended June 30, 2022. Cash provided by operating activities for the six months ended June 30, 2023 consisted of the impact of net income of $60.3 million, noncash items of $12.5 million, and changes in operating assets and liabilities of $4.2 million. The positive cash flow impact from noncash items of $12.5 million included depreciation and amortization of $25.6 million, share-based compensation of $24.2 million, deferred income taxes of $18.5 million, provision for doubtful accounts of $3.8 million, impairment of intangibles, loss on disposal of fixed assets and other of $1.6 million, income allocated for mandatorily redeemable noncontrolling interests of $0.8 million, and dividends from equity investments of $0.1 million, partially offset by fair value adjustments of $56.6 million, non-cash interest and other of $5.1 million, effect of foreign currency of $0.2 million, and income from equity investments of $0.1 million. Cash used in operating activities for the six months ended June 30, 2022 consisted of the negative impact of net loss of $145.8 million, noncash items of $70.4 million, and changes in operating assets and liabilities of $166.2 million. The negative cash flow impact from noncash items of $70.4 million included deferred income taxes of $95.3 million, fair value adjustments of $13.6 million, gain on equity investments of $6.8 million, income from equity investments of $3.4 million, noncash interest and other of $1.2 million, and gain on extinguishment of loan of $1.1 million, partially offset by share-based compensation of $31.2 million, depreciation and amortization of $15.8 million, dividends from equity investments of $1.9 million, provision for doubtful accounts of $1.3 million, income allocated for mandatorily redeemable noncontrolling interests of $0.4 million, effect of foreign currency of $0.3 million, and loss on disposal of fixed assets and other of $0.1 million.

Cash provided by investing activities was $216.3 million during the six months ended June 30, 2023 compared to cash provided by investing activities of $0.5 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, cash provided by investing activities consisted of cash provided by loans receivable repayment of $413.4 million, funds received from trust account of subsidiary of $175.8 million, sale of loan receivable of $7.5 million, and proceeds from sale of property, equipment, intangible assets, and other of $1.5 million, partially offset by cash used for purchases of loans receivable of $360.0 million, acquisition of businesses and minority interest of $12.3 million, purchase of equity and other investments of $4.9 million, and purchases of property and equipment of $4.8 million. During the six months ended June 30, 2022, cash used in investing activities consisted of cash used for purchases of loans receivable of $199.1 million, acquisition of businesses of $38.4 million, purchases of equity and other investments of $2.8 million, and purchases of property and equipment of $0.9 million, partially offset by cash received from loans receivable repayment of $241.7 million.

Cash used in financing activities was $456.8 million during the six months ended June 30, 2023 compared to cash used in financing activities of $10.4 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, cash used in financing activities primarily consisted of $175.8 million used in redemption of subsidiary temporary equity and distributions, $172.8 million used in the repayment of term loan, $80.3 million used to pay dividends on our common shares, $78.8 million used in payment of revolving lines of credit, $58.9 million used to redeem senior notes, $53.8 million used to repurchase our common shares, $11.7 million used to repay our notes payable, $8.3 million used in ESPP and payment of employment taxes on vesting of restricted stock, $4.0 million used to pay dividends on our preferred shares, $3.2 million used to pay debt issuance and offering costs, $2.5 million in distributions to noncontrolling interests, and $1.3 million used to pay contingent consideration, partially offset by cash provided by $128.2 million in proceeds from term loans, $62.0 million in proceeds from revolving line of credit, $4.0 million in contributions from noncontrolling interests, and $0.5 million in proceeds from issuance of preferred stock. During the six months ended June 30, 2022, cash used in financing activities primarily consisted of $62.0 million used to pay dividends on our common shares, $54.3 million used in the repayment of term loan, $6.4 million used in payment of employment taxes on vesting of restricted stock, $4.0 million used to pay dividends on our preferred shares, $2.4 million in distributions to noncontrolling interests, $0.5 million used in the payment of contingent consideration, $0.5 million used in the payment of debt issuance and offering costs, and $0.4 million used to repay our notes payable, partially offset by cash provided by $75.0 million in proceeds from borrowings under a term loan, $35.9 million in proceeds from issuance of senior notes, $8.5 million in contributions from noncontrolling interests, and $0.6 million in proceeds from issuance of preferred stock.
FRG Commitments and Guarantees
On May 10, 2023, we entered into certain agreements pursuant to which we have, among other things, agreed to provide certain equity funding and other support in connection with the acquisition (the “Acquisition”) by Freedom VCM, Inc., a Delaware corporation (“Parent”), of Franchise Group, Inc., a Delaware corporation (“FRG”). Parent has agreed to acquire FRG pursuant to an Agreement and Plan of Merger, dated as of May 10, 2023, by and among Parent, Freedom VCM Subco, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (the “Merger Sub”), and FRG (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth therein, at the closing, Merger Sub will merge with and into FRG, with FRG surviving the merger as a wholly owned subsidiary of Parent. The buyer group includes members of the senior management team of FRG, led by FRG’s Chief Executive Officer. We are not a party to the Merger Agreement. B. Riley entered into the Equity Commitment Letter and the Limited Guarantee, each as defined below, in connection with the Acquisition. FRG has scheduled a special meeting of stockholders for August 17, 2023 to vote on the transaction and related matters. The proposed transaction is anticipated to close in the second half of 2023, subject to FRG's stockholder's approval and satisfaction or waiver of the closing conditions contained in the definitive documentation.

Equity Commitment Letter
We entered into an Equity Commitment Letter, dated as of May 10, 2023 (the “Equity Commitment Letter”), with Freedom VCM Holdings, LLC (“TopCo”) and Parent, pursuant to which we, subject to the terms and conditions of the Equity Commitment Letter, have agreed to contribute to TopCo, at or prior to the closing of the Merger, an amount equal to up to $560.0 million in equity financing (the “B. Riley Equity Commitment”). The B. Riley Equity Commitment will then be used by TopCo to fund part of the Acquisition. FRG is a third party beneficiary of the Equity Commitment Letter, and FRG is entitled to specifically enforce the Equity Commitment Letter; provided, however, that our obligations under the Equity Commitment Letter will terminate in the event that any claim is brought by FRG with respect to the Limited Guarantee, as defined below. Subject to certain conditions set forth in the Equity Commitment Letter, we have the right to assign all or a portion of such commitments to its affiliates, financing sources or other investors, and we expect the actual amount to be funded by it at Closing to be less than the $560.0 million.

Limited Guarantee
We entered into a Limited Guarantee with FRG dated as of May 10, 2023 (the “Limited Guarantee”) in favor of FRG, pursuant to which we agreed to guarantee to FRG the due and punctual payment, performance and discharge when required by Parent or Merger Sub to FRG of certain liabilities and obligations of Parent or Merger Sub under the Merger Agreement pursuant to and in accordance therewith, including (i) a termination fee due to FRG in the amount of $55.0 million if the Merger Agreement is terminated under certain specified circumstances provided for in the Merger Agreement; (ii) certain reimbursement obligations of Parent when required to be paid by Parent pursuant to the Merger Agreement; and (iii) liabilities or damages resulting from any actual fraud or Willful and Material Breach (as defined in the Merger Agreement) by Parent or Merger Sub required to be paid by Parent or Merger Sub pursuant to the Merger Agreement; provided, that, except in the case of actual fraud or Willful and Material Breach by Parent or Merger Sub, our aggregate liability under the Limited Guarantee will not exceed $57.0 million. We also waived certain defenses arising out of certain events set forth in the Limited Guarantee.
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
The Targus Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. We are in compliance with all financial covenants in the Targus Credit Agreement as of June 30, 2023.
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
Principal outstanding that is due in quarterly installments started on December 31, 2022. Quarterly installments from September 30, 2023 to September 30, 2027 are in the amount of $1.4 million per quarter and the remaining principal balance is due at final maturity on October 18, 2027.
As of June 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $23.3 million (net of unamortized debt issuance costs of $0.5 million) and $26.0 million (net of unamortized debt issuance costs of $0.6 million) and the outstanding balance on the revolver loan was $53.9 million and $53.0 million, respectively. Interest expense on these loans during the three months ended June 30, 2023 was $2.1 million (including amortization of deferred debt issuance costs and unused commitment fees of $0.2 million). Interest expense on these loans during the six months ended June 30, 2023 was $3.8 million (including amortization of deferred debt issuance costs and unused commitment fees of $0.3 million). The interest rate on the term loan was 9.09% and 8.43% and the interest rate on the revolver loan ranged between 7.18% to 10.00% and 6.03% to 9.25% as of June 30, 2023 and December 31, 2022, respectively.
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
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus an applicable margin of 6.5%. As of June 30, 2023 and December 31, 2022, the interest rate on the Pathlight Credit Agreement was 11.7% and 11.0%, respectively.
The Pathlight Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Pathlight Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding Pathlight Credit Agreement. We are in compliance with all financial covenants in the Pathlight Credit Agreement as of June 30, 2023.
Principal outstanding under the Pathlight Credit Agreement is repaid based on collections of the 2022 Badcock Receivable less other application of payments as defined in the Pathlight Credit Agreement and the remaining principal balance is due at final maturity on September 23, 2027.
As of June 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $102.6 million (net of unamortized debt issuance costs of $2.0 million) and $118.4 million (net of unamortized debt issuance costs of $2.4 million). Interest expense on the term loan during the three months ended June 30, 2023 was $5.9 million (including amortization of deferred debt issuance costs of $1.8 million). Interest expense on the term loan during the six months ended June 30, 2023 was $12.3 million (including amortization of deferred debt issuance costs of $3.5 million).
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
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of June 30, 2023 and December 31, 2022, the interest rate on the Lingo Credit Agreement was 8.93% and 7.89%, respectively.
The Lingo Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. We are in compliance with all financial covenants in the Lingo Credit Agreement as of June 30, 2023.
Principal outstanding is due in quarterly installments. Quarterly installments from September 30, 2023 to December 31, 2023 are in the amount of $2.3 million per quarter, from March 31, 2024 to December 31, 2024 are in the amount of $2.7 million per quarter, from March 31, 2025 to June 30, 2027 are in the amount of $3.7 million, and the remaining principal balance is due at final maturity on August 16, 2027.
As of June 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $67.6 million (net of unamortized debt issuance costs of $0.9 million) and $72.0 million (net of unamortized debt issuance costs of $1.0 million), respectively. Interest expense on the term loan during the three months ended June 30, 2023 was $1.6 million

(including amortization of deferred debt issuance costs of $0.1 million). Interest expense on the term loan during the six months ended June 30, 2023 was $3.2 million (including amortization of deferred debt issuance costs of $0.1 million).
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
The Credit Agreement and the Second Amendment contain certain affirmative and negative covenants customary for financings of this type that, among other things, limit our, the Primary Guarantor’s, the Borrower’s, and the Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. In addition, the Credit Agreement and the Second Amendment contain a financial covenant that requires us to maintain Operating EBITDA of at least $135.0 million and the Primary Guarantor to maintain net asset value of at least $1,100.0 million. The Credit Agreement and the Second Amendment contain customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. We are in compliance with all financial covenants in the Nomura Credit Agreement as of June 30, 2023.
Commencing on September 30, 2022, the Term Loan Facility and Incremental Facility began to amortize in equal quarterly installments of 1.25% of the aggregate principal amount of the term loan as of the closing date with the remaining balance due at final maturity on June 23, 2025. Quarterly installments from September 30, 2023 to March 31, 2025 are in the amount of $3.8 million per quarter.

As of June 30, 2023 and December 31, 2022, the outstanding balances on the Term Loan Facility and Incremental Facility were $280.5 million (net of unamortized debt issuance costs of $4.5 million) and $287.0 million (net of unamortized debt issuance costs of $5.5 million), respectively. Interest on the term loan during the three months ended June 30, 2023 and 2022 was $7.6 million (including amortization of deferred debt issuance costs of $0.5 million) and $4.7 million (including amortization of deferred debt issuance costs of $0.5 million), respectively. Interest on the term loan during the six months ended June 30, 2023 and 2022 was $14.9 million (including amortization of deferred debt issuance costs of $1.1 million) and $8.8 million (including amortization of deferred debt issuance costs of $1.0 million), respectively. The interest rate on the term loan as of June 30, 2023 and December 31, 2022 was 9.99% and 9.23%, respectively.

We had an outstanding balance of $57.0 million and $74.7 million under the Revolving Credit Facility as of June 30, 2023 and December 31, 2022, respectively. Interest on the revolving facility during the three months ended June 30, 2023 and 2022 was $1.5 million (including unused commitment fees of $0.03 million and amortization of deferred financing costs of $0.2 million) and $1.2 million (including amortization of deferred financing costs of $0.1 million), respectively. Interest on the revolving facility during the six months ended June 30, 2023 and 2022 was $3.5 million (including unused commitment fees of $0.03 million and amortization of deferred financing costs of $0.3 million) and $2.3 million (including amortization of deferred financing costs of $0.3 million), respectively. The interest rate on the Revolving Credit Facility as of June 30, 2023 and December 31, 2022 was 9.99% and 9.23%, respectively.
Wells Fargo Credit Agreement
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the SOFR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related Credit Agreement. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $0.02 million and $0.04 million during the three months ended June 30, 2023 and 2022, respectively and $0.04 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively. There was no outstanding balance on this credit facility as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, there were no open letters of credit outstanding.
We are in compliance with all financial covenants in the asset based credit facility as of June 30, 2023.
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
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the BRPAC Credit Agreement. We are in compliance with all financial covenants in the BRPAC Credit Agreement as of June 30, 2023.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of June 30, 2023 and December 31, 2022, the interest rate on the BRPAC Credit Agreement was 8.18% and 7.65%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from September 30, 2023 to December 31, 2023 are in the amount of $4.4 million per quarter, from March 31, 2024 to December 31, 2026 are in the amount of $3.5 million per quarter, on March 31, 2027 is in the amount of $2.6 million, and the remaining principal balance is due at final maturity on June 30, 2027.
As of June 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $55.2 million (net of unamortized debt issuance costs of $0.6 million) and $68.7 million (net of unamortized debt issuance costs of $0.7 million), respectively. Interest expense on the term loan during the three months ended June 30, 2023 and 2022 was $1.3 million (including amortization of deferred debt issuance costs of $0.1 million) and $0.6 million (including amortization of deferred debt issuance costs of $0.1 million), respectively. Interest expense on the term loan during the six months ended June 30, 2023 and 2022 was $2.8 million (including amortization of deferred debt issuance costs of $0.1 million) and $1.1 million (including amortization of deferred debt issuance costs of $0.2 million), respectively.
Senior Note Offerings
During the three months ended June 30, 2023 and 2022, we issued $0.2 million and $15.8 million, and during the six months ended June 30, 2023 and 2022 we issued $0.2 million and $35.9 million, respectively, of senior notes due with maturities dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. We filed a series of prospectus supplements with the SEC in respect of our offerings of these senior notes.
In June 2023, we entered into note purchase agreements in connection with the 6.75% Senior Notes due 2024 (“6.75% 2024 Notes”) that were issued for the Targus acquisition. The note purchase agreements had a repurchase date of June 30, 2023 on which date we repurchased 2,356,978 shares of our 6.75% 2024 Notes with an aggregate principal amount of $58.9 million. The repurchase price was equal to the aggregate principal amount, plus accrued and unpaid interest up to, but excluding, the repurchase date. The total repurchase payment included approximately $0.7 million in accrued interest.
As of June 30, 2023 and December 31, 2022, the total senior notes outstanding was $1,666.0 million (net of unamortized debt issue costs of $15.1 million) and $1,721.8 million (net of unamortized debt issue costs of $18.1 million) with a weighted average interest rate of 5.71% and 5.75%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $26.8 million and $24.7 million, respectively and during the three months ended June 30, 2023 and 2022, and $53.0 million and $49.1 million during the six months ended June 30, 2023 and 2022, respectively.

The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $250.0 million of certain of the Company’s senior notes. As of June 30, 2023 and December 31, 2022, the Company had $138.0 million and $138.2 million, respectively, remaining availability under the January 2022 Sales Agreement.

Recent Accounting Standards
See Note 3(p) to the accompanying financial statements for recent accounting standards we have recently adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We periodically use derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of June 30, 2023 and December 31, 2022, there were no forward exchange contracts outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was zero during the three months ended June 30, 2023 and 2022 and zero and $0.1 million during the six months ended June 30, 2023 and 2022, respectively. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

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
Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. In our portfolio of securities owned, we invest in loans receivable that primarily bear interest at a floating rate of interest. If floating rates of interest had increased by 1% during the six months ended June 30, 2023, the rate increase would have resulted in an increase in interest expense of $3.7 million.
The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable, and investments in partnership interests. Our cash and cash equivalents through June 30, 2023 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $86.9 million and $5.2 million during the six months ended June 30, 2023 and 2022, respectively or 10.4% and 2.3% of our total revenues of $838.4 million and $386.5 million during the six months ended June 30, 2023 and 2022, respectively. Foreign revenues during the six months ended June 30, 2023 are primarily due to sale of goods in our Consumer segment. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a loss of $0.6 million and gain of $1.1 million during the six months ended June 30, 2023 and 2022, respectively. We may be exposed to foreign currency risk; however, our operating results during the six months ended June 30, 2023 and 2022, included $86.9 million and $5.2 million of revenues, respectively, and $17.2 million and $3.1 million of operating expenses from our foreign subsidiaries, respectively, and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.1 million and $0.5 million change in our operating income during the six months ended June 30, 2023 and 2022, respectively.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of June 30, 2023 our disclosure controls and procedures were not effective at the reasonable assurance level.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2023, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 through April 30, 2023	—	$—	—	$30,978,861
May 1 through May 31, 2023	63,866	$42.13	—	$30,978,861
June 1 through June 30, 2023	97,947	$39.37	—	$30,978,861
Total	161,813	$40.46	—
______________________________
(1) Includes purchases of 161,813 shares made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under our 2021 Stock Incentive Plan.
(2) Includes purchases of zero shares under the Company's annual share repurchase programs. On March 3, 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases of up to $50,000 of the Company's outstanding common shares and the reauthorized program expires in October 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld upon the vesting of restricted stock units to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits.
The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Bryant R. Riley	8-K	10.1	4/14/2023

10.2#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Thomas J. Kelleher	8-K	10.2	4/14/2023

10.3#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Phillip J. Ahn	8-K	10.3	4/14/2023

10.4#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Alan N. Forman	8-K	10.4	4/14/2023

10.5#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Andrew Moore	8-K	10.5	4/14/2023

10.6#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Kenneth M. Young	8-K	10.6	4/14/2023

10.7	Equity Commitment Letter, dated as of May 10, 2023, by and between B. Riley Financial, Inc., Freedom VCM, Inc. and Freedom VCM Holdings, LLC.	8-K	10.1	5/11/2023

10.8	Limited Guarantee, dated of May 10, 2023, by and between B. Riley Financial, Inc. and Franchise Group, Inc.	8-K	10.2	5/11/2023

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: August 9, 2023	By:	/s/ PHILLIP J. AHN
	Name:	Phillip J. Ahn
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)