Form 10-Q
period 2023-09-30
B. Riley Financial, Inc.
filed 2023-11-09
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, there were 30,582,871 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023
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
Additionally, as previously disclosed in our 2022 Annual Report on Form 10-K, we restated the relevant unaudited financial information for the three months ended March 31, 2022, three and six months ended June 30, 2022, and three and nine months ended September 30, 2022. Accordingly, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 included in this Quarterly Report on Form 10-Q have been restated to reflect the restatement adjustments as described in the 2022 Form 10-K. See also Note 2 to our condensed consolidated financial statements for further information on the impact of the restatement adjustments on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$252,288	$268,618
Restricted cash	2,060	2,308
Due from clearing brokers	25,579	48,737
Securities and other investments owned, at fair value	1,197,587	1,129,268
Securities borrowed	2,782,000	2,343,327
Accounts receivable, net	127,418	149,110
Due from related parties	395	1,081
Loans receivable, at fair value (includes $192,828 and $98,729 from related parties as of September 30, 2023 and December 31, 2022, respectively)	549,142	701,652
Prepaid expenses and other assets	265,531	460,696
Operating lease right-of-use assets	82,245	88,593
Property and equipment, net	24,774	27,141
Goodwill	497,388	512,595
Other intangible assets, net	333,641	374,098
Deferred income taxes	2,808	3,978
Total assets	$6,142,856	$6,111,202
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$54,030	$81,384
Accrued expenses and other liabilities	303,428	322,974
Deferred revenue	73,829	85,441
Deferred income taxes	6,677	29,548
Due to related parties and partners	289	2,210
Due to clearing brokers	—	19,307
Securities sold not yet purchased	7,120	5,897
Securities loaned	2,772,790	2,334,031
Operating lease liabilities	93,027	99,124
Notes payable	21,300	25,263
Revolving credit facility	57,246	127,678
Term loans, net	618,301	572,079
Senior notes payable, net	1,667,088	1,721,751
Total liabilities	5,675,125	5,426,687

Commitments and contingencies (Note 17)
Redeemable noncontrolling interests in equity of subsidiaries	—	178,622
B. Riley Financial, Inc. equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 and 4,545 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; and liquidation preference of $114,082 and $113,615 as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,582,729 and 28,523,764 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	576,947	494,201
Accumulated deficit	(157,693)	(45,220)
Accumulated other comprehensive loss	(5,476)	(2,470)
Total B. Riley Financial, Inc. stockholders’ equity	413,781	446,514
Noncontrolling interests	53,950	59,379
Total equity	467,731	505,893
Total liabilities and equity	$6,142,856	$6,111,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:		As Restated		As Restated
Services and fees	$278,023	$257,310	$743,909	$651,786
Trading (loss) income and fair value adjustments on loans	(10,587)	(6,917)	83,346	(143,958)
Interest income - Loans and securities lending	69,730	57,594	222,115	182,855
Sale of goods	125,146	4,130	251,310	7,895
Total revenues	462,312	312,117	1,300,680	698,578
Operating expenses:
Direct cost of services	67,850	44,523	178,188	73,959
Cost of goods sold	78,053	3,089	165,996	7,334
Selling, general and administrative expenses	221,688	163,727	623,200	506,062
Restructuring charge	228	8,016	949	8,016
Impairment of goodwill and tradenames	35,500	—	37,233	—
Interest expense - Securities lending and loan participations sold	38,368	17,447	106,572	43,757
Total operating expenses	441,687	236,802	1,112,138	639,128
Operating income	20,625	75,315	188,542	59,450
Other income (expense):
Interest income	180	686	3,455	1,253
Dividend income	12,876	9,175	35,635	26,279
Realized and unrealized (losses) gains on investments	(75,361)	19,071	(84,960)	(136,205)
Change in fair value of financial instruments and other	(4,170)	(574)	(3,998)	9,728
(Loss) income from equity investments	(308)	(91)	(175)	3,285
Interest expense	(45,229)	(34,587)	(140,122)	(96,787)
(Loss) income before income taxes	(91,387)	68,995	(1,623)	(132,997)
Benefit from (provision for) income taxes	15,079	(16,350)	(14,344)	39,858
Net (loss) income	(76,308)	52,645	(15,967)	(93,139)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,485)	4,808	(5,680)	9,245
Net (loss) income attributable to B. Riley Financial, Inc.	(73,823)	47,837	(10,287)	(102,384)
Preferred stock dividends	2,015	2,002	6,042	6,006
Net (loss) income available to common shareholders	$(75,838)	$45,835	$(16,329)	$(108,390)

Basic (loss) income per common share	$(2.53)	$1.62	$(0.56)	$(3.86)
Diluted (loss) income per common share	$(2.53)	$1.53	$(0.56)	$(3.86)

Weighted average basic common shares outstanding	29,961,068	28,293,064	28,933,546	28,068,160
Weighted average diluted common shares outstanding	29,961,068	29,968,417	28,933,546	28,068,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(76,308)	$52,645	$(15,967)	$(93,139)
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(4,879)	(2,842)	(3,006)	(5,646)
Other comprehensive loss, net of tax	(4,879)	(2,842)	(3,006)	(5,646)
Total comprehensive (loss) income	(81,187)	49,803	(18,973)	(98,785)
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,485)	6,187	(5,534)	10,751
Comprehensive (loss) income attributable to B. Riley Financial, Inc.	$(78,702)	$43,616	$(13,439)	$(109,536)
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)
(Dollars in thousands, except share data)
For the Three Months Ended September 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, July 1, 2023	4,563	$—	28,480,870	$3	$452,254	$(49,140)	$(597)	$59,418	$461,938
Common stock issued, net of offering costs	—	—	2,090,909	—	114,507	—	—	—	114,507
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	10,950	—	(277)	—	—	—	(277)
Excise taxes	—	—	—	—	115	—	—	—	115
Share based payments	—	—	—	—	10,561	—	—	—	10,561
Share based payments in equity of subsidiary	—	—	—	—	32	—	—	—	32
Vesting of shares in equity of subsidiary	—	—	—	—	(245)	—	—	245	—
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(32,715)	—	—	(32,715)
Dividends on preferred stock	—	—	—	—	—	(2,015)	—	—	(2,015)
Net loss	—	—	—	—	—	(73,823)	—	(2,485)	(76,308)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,527)	(4,527)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	699	699
Acquisition of noncontrolling interests	—	—	—	—	—		—	600	600
Other comprehensive loss	—	—	—	—	—	—	(4,879)	—	(4,879)
Balance, September 30, 2023	4,563	$—	30,582,729	$3	$576,947	$(157,693)	$(5,476)	$53,950	$467,731

Balance, July 1, 2022	4,535	$—	28,290,458	$3	$459,220	$32,570	$(3,884)	$55,467	$543,376
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	10,116	—	(293)	—	—	—	(293)
Common stock repurchased and retired	—	—	(571)	—	(27)	—	—	—	(27)
Share based payments	—	—	—	—	14,498	—	—	—	14,498
Share based payments in equity of subsidiary	—	—	—	—	57	—	—	—	57
Vesting of shares in equity of subsidiary	—	—	—	—	(35)	—	—	35	—
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(31,061)	—	—	(31,061)
Dividends on preferred stock	—	—	—	—	—	(2,002)	—	—	(2,002)
Net income	—	—	—	—	—	47,837	—	6,187	54,024
Remeasurement of B. Riley Principal 150 and 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(428)	—	—	(428)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(431)	(431)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,823	2,823
Other comprehensive loss	—	—	—	—	—	—	(2,842)	—	(2,842)
Balance, September 30, 2022	4,535	$—	28,300,003	$3	$473,420	$46,916	$(6,726)	$64,081	$577,694
The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Nine Months Ended September 30, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	4,545	$—	28,523,764	$3	$494,201	$(45,220)	$(2,470)	$59,379	$505,893
Common stock issued, net of offering costs	—	—	2,090,909	—	114,507	—	—	—	114,507
Preferred stock issued	18	—	—	—	467	—	—	—	467
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	1,368,935	—	(8,619)	—	—	—	(8,619)
Common stock repurchased and retired	—	—	(1,452,831)	—	(53,688)	—	—	—	(53,688)
Shares issued for the acquisition of a business	—	—	51,952	—	2,111	—	—	—	2,111
Remeasurement of Lingo redeemable minority interest	—	—	—	—	(6,483)	—	—	—	(6,483)
Share based payments	—	—	—	—	34,528	—	—	—	34,528
Share based payments in equity of subsidiary	—	—	—	—	168	—	—	—	168
Vesting of shares in equity of subsidiary	—	—	—	—	(245)	—	—	245	—
Dividends on common stock ($3.00 per share)	—	—	—	—	—	(94,150)	—	—	(94,150)
Dividends on preferred stock	—	—	—	—	—	(6,042)	—	—	(6,042)
Net loss	—	—	—	—	—	(10,287)	—	(5,534)	(15,821)
Remeasurement of B. Riley Principal 250 Merger Corporation subsidiary temporary equity	—	—	—	—	—	(1,994)	—	—	(1,994)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,987)	(5,987)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,709	4,709
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	1,138	1,138
Other comprehensive loss	—	—	—	—	—	—	(3,006)	—	(3,006)
Balance, September 30, 2023	4,563	$—	30,582,729	$3	$576,947	$(157,693)	$(5,476)	$53,950	$467,731

Balance, January 1, 2022	4,512	$—	27,591,028	$3	$413,486	$248,862	$(1,080)	$43,930	$705,201
Preferred stock issued	23	—	—	—	639	—	—	—	639
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	404,668	—	(6,733)	—	—	—	(6,733)
Common stock repurchased and retired	—	—	(571)	—	(27)	—	—	—	(27)
Shares issued for the acquisition of FocalPoint	—	—	304,878	—	20,320	—	—	—	20,320
Share based payments	—	—	—	—	45,713	—	—	—	45,713
Share based payments in equity of subsidiary	—	—	—	—	57	—	—	—	57
Vesting of shares in equity of subsidiary	—	—	—	—	(35)	—	—	35	—
Dividends on common stock ($3.00 per share)	—	—	—	—	—	(93,128)	—	—	(93,128)
Dividends on preferred stock	—	—	—	—	—	(6,006)	—	—	(6,006)
Net (loss) income	—	—	—	—	—	(102,384)	—	10,751	(91,633)
Remeasurement of B. Riley Principal Merger II Corporation subsidiary temporary equity	—	—	—	—	—	(428)	—	—	(428)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,167)	(2,167)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11,350	11,350
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	182	182
Other comprehensive loss	—	—	—	—	—	—	(5,646)	—	(5,646)
Balance, September 30, 2022	4,535	$—	28,300,003	$3	$473,420	$46,916	$(6,726)	$64,081	$577,694
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,967)	$(93,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,102	26,526
Provision for doubtful accounts	5,881	2,786
Share-based compensation	35,264	45,828
Fair value and remeasurement adjustments, non-cash	(42,819)	6,251
Non-cash interest and other	(9,440)	(5,392)
Effect of foreign currency on operations	686	3,157
Loss (income) from equity investments	175	(3,285)
Dividends from equity investments	198	2,491
Deferred income taxes	(21,394)	(81,832)
Impairment of goodwill and tradenames	37,233	—
(Gain) loss on sale of business, disposal of fixed assets, and other	(9,581)	5,537
Gain on extinguishment of loan	—	(1,102)
Loss on extinguishment of debt	5,294	—
Gain on equity investment	—	(6,790)
De-consolidation of BRPM 150	—	(8,294)
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	1,335	792
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	3,853	(89,271)
Securities and other investments owned	(43,289)	295,411
Securities borrowed	(438,673)	(152,340)
Accounts receivable	14,121	3,933
Prepaid expenses and other assets	1,282	(50,688)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(30,024)	(128,028)
Amounts due to/from related parties and partners	(1,235)	2,378
Securities sold, not yet purchased	1,223	(10,873)
Deferred revenue	(11,941)	12,565
Securities loaned	438,759	150,565
Net cash used in operating activities	(40,957)	(72,814)
Cash flows from investing activities:
Purchases of loans receivable	(405,359)	(421,718)
Repayments of loans receivable	543,633	408,654
Sale of loan receivable	7,500	—
Acquisition of businesses and minority interest, net of $772 and $32,135 cash acquired for 2023 and 2022, respectively	(15,276)	(113,605)
Purchases of property, equipment and intangible assets	(5,782)	(1,385)

Proceeds from sales of property, equipment, intangible assets and other	17,346	2
Funds received from trust account of subsidiary	175,763	172,584
Purchase of equity and other investments	(4,871)	(2,786)
Net cash provided by investing activities	312,954	41,746
Cash flows from financing activities:
Proceeds from revolving line of credit	191,265	—
Repayment of revolving line of credit	(261,697)	(5,300)
Repayment of notes payable	(11,853)	(409)
Repayment of term loan	(504,246)	(60,879)
Proceeds from term loan	628,187	275,700
Proceeds from issuance of senior notes	185	51,215
Redemption of senior notes	(58,924)	—
Payment of debt issuance and offering costs	(27,188)	(1,355)
Payment of contingent consideration	(1,884)	(674)
ESPP and payment of employment taxes on vesting of restricted stock	(8,619)	(6,733)
Common dividends paid	(110,959)	(90,351)
Preferred dividends paid	(6,042)	(6,006)
Repurchase of common stock	(53,688)	(27)
Distribution to noncontrolling interests	(4,012)	(3,408)
Contributions from noncontrolling interests	4,312	11,350
Redemption of subsidiary temporary equity and distributions	(175,763)	(172,584)
Proceeds from issuance of common stock	115,000	—
Proceeds from issuance of preferred stock	467	639
Net cash used in financing activities	(285,459)	(8,822)
Decrease in cash, cash equivalents and restricted cash	(13,462)	(39,890)
Effect of foreign currency on cash, cash equivalents and restricted cash	(3,116)	(6,587)
Net decrease in cash, cash equivalents and restricted cash	(16,578)	(46,477)
Cash, cash equivalents and restricted cash, beginning of period	270,926	279,860
Cash, cash equivalents and restricted cash, end of period	$254,348	$233,383

Supplemental disclosures:
Interest paid	$231,874	$133,359
Taxes paid	$7,798	$45,390
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
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2022, the Company identified a classification error of dividend income and realized and unrealized gains (losses) on certain investments within revenue. The following tables summarize the effects of the correction of the classification error on the Company’s restated condensed consolidated statements of operations for the three and nine months ended September 30, 2022. The classification error had no impact on the Company's condensed consolidated balance sheet, condensed consolidated statements of equity, cash flows, net income, or earnings per share.

The following tables present the corrections by financial statement line item within the condensed consolidated statement of operations for all periods presented:

	Three Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Statement of Operations
Revenues:
Services and fees	$266,485	$(9,175)	(a)	$257,310
Trading income (loss) and fair value adjustments on loans	12,154	(19,071)	(b)	(6,917)
Interest income - Loans and securities lending	57,594	—		57,594
Sale of goods	4,130	—		4,130
Total revenues	340,363	(28,246)		312,117

Operating expenses:
Direct cost of services	44,523	—		44,523
Cost of goods sold	3,089	—		3,089
Selling, general and administrative expenses	163,727	—		163,727
Restructuring charge	8,016	—		8,016
Interest expense - Securities lending and loan participations sold	17,447	—		17,447
Total operating expenses	236,802	—		236,802
Operating income (loss)	103,561	(28,246)		75,315

Other income (expense):
Interest income	686	—		686
Dividend income	—	9,175	(a)	9,175
Realized and unrealized gains on investments	—	19,071	(b)	19,071
Change in fair value of financial instruments and other	(574)	—		(574)
Loss from equity method investments	(91)	—		(91)
Interest expense	(34,587)	—		(34,587)
Income before income taxes	68,995	—		68,995
Provision for income taxes	(16,350)	—		(16,350)
Net income	52,645	—		52,645
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	4,808	—		4,808
Net income attributable to B. Riley Financial, Inc.	47,837	—		47,837
Preferred stock dividends	2,002	—		2,002
Net income available to common shareholders	$45,835	$—		$45,835

Basic income per common share	$1.62			$1.62
Diluted income per common share	$1.53			$1.53

Weighted average basic common shares outstanding	28,293,064			28,293,064
Weighted average diluted common shares outstanding	29,968,417			29,968,417
(a) To reclassify dividends received from investments from Services and fees to Dividend income.
(b) To reclassify realized and unrealized gains on investments from Trading income (loss) and fair value on loans to Realized and unrealized gains on investments.

	Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Statement of Operations
Revenues:
Services and fees	$678,065	$(26,279)	(a)	$651,786
Trading (loss) income and fair value adjustments on loans	(280,163)	136,205	(b)	(143,958)
Interest income - Loans and securities lending	182,855	—		182,855
Sale of goods	7,895	—		7,895
Total revenues	588,652	109,926		698,578

Operating expenses:
Direct cost of services	73,959	—		73,959
Cost of goods sold	7,334	—		7,334
Selling, general and administrative expenses	506,062	—		506,062
Restructuring charge	8,016	—		8,016
Interest expense - Securities lending and loan participations sold	43,757	—		43,757
Total operating expenses	639,128	—		639,128
Operating (loss) income	(50,476)	109,926		59,450

Other income (expense):
Interest income	1,253	—		1,253
Dividend income	—	26,279	(a)	26,279
Realized and unrealized losses on investments	—	(136,205)	(b)	(136,205)
Change in fair value of financial instruments and other	9,728	—		9,728
Income from equity method investments	3,285	—		3,285
Interest expense	(96,787)	—		(96,787)
Loss before income taxes	(132,997)	—		(132,997)
Benefit from income taxes	39,858	—		39,858
Net loss	(93,139)	—		(93,139)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	9,245	—		9,245
Net loss attributable to B. Riley Financial, Inc.	(102,384)	—		(102,384)
Preferred stock dividends	6,006	—		6,006
Net loss available to common shareholders	$(108,390)	$—		$(108,390)

Basic loss per common share	$(3.86)			$(3.86)
Diluted loss per common share	$(3.86)			$(3.86)

Weighted average basic common shares outstanding	28,068,160			28,068,160
Weighted average diluted common shares outstanding	28,068,160			28,068,160
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
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
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
(c) Interest Expense — Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $38,368 and $17,447 during the three months ended September 30, 2023 and 2022, respectively, and $106,572 and $43,757 during the nine months ended September 30, 2023 and 2022, respectively.
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
(e) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $6,047 and $1,584 during the three months ended September 30, 2023 and 2022 and $16,904 and $5,941 during the nine months ended September 30, 2023 and 2022, respectively. Advertising expense was included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
(f) Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
(g) Restricted Cash
As of September 30, 2023 and December 31, 2022, restricted cash included $2,060 and $2,308 of cash collateral for leases, respectively.
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$252,288	$268,618
Restricted cash	2,060	2,308
Total cash, cash equivalents and restricted cash	$254,348	$270,926
(h) Loans Receivable
Under Accounting Standards Codification (“ASC”) 326 - Financial Instruments – Credit Losses, the Company elected the irrevocable fair value option for all outstanding loans receivable that were previously measured at amortized cost. Under the fair value option, loans receivables are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the condensed consolidated statements of operations. These loans are no longer subject to evaluation for impairment through an allowance for loan loss as such losses will be captured through fair value changes.
Loans receivable, at fair value totaled $549,142 and $701,652 as of September 30, 2023 and December 31, 2022, respectively. The loans have various maturities through December 2027. As of September 30, 2023 and December 31, 2022, the historical cost of loans receivable accounted for under the fair value option was $576,553 and $769,022, respectively, which included principal balances of $578,581 and $772,873 respectively, and unamortized costs, origination fees, premiums and discounts, totaling $2,028 and $3,851, respectively. During the three months ended September 30, 2023 and 2022, the Company recorded net unrealized losses of $859 and $19,158, respectively, and during the nine months ended September 30, 2023 and 2022, the Company recorded net unrealized gains of $51,807 and net unrealized losses of $19,287, respectively, on the loans receivable at fair value, which was included in trading income (loss) and fair value adjustments on loans on the condensed consolidated statements of operations. Loans receivable, at fair value on non-accrual was $41,656 and $7,153 as of September 30, 2023 and December 31, 2022, respectively, which represented approximately 7.6% and 1.0% of total loans receivable, at fair value as of September 30, 2023 and December 31, 2022, respectively.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of September 30, 2023, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 17. In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of September 30, 2023, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
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
Badcock Loan Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Badcock Receivables I”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”). The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables of WSBC. On September 23, 2022, the Company's majority-owned subsidiary, B Riley Receivables II, LLC (“BRRII”), a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“Badcock Receivables II”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan discussed in Note 11. During the nine months ended September 30, 2023, BRRII entered into Amendment No. 2 and No. 3 to Badcock Receivables II with WSBC for a total of $145,278 in additional consumer credit receivables. The accounting for these transactions resulted in the Company recording a loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. These loan receivables are measured at fair value.
On August 21, 2023, all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to Freedom VCM Receivables, Inc. (“Freedom VCM Receivables”), for a purchase price of $58,872, which resulted in a loss of $78. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 11 and as consideration for the purchase price, Freedom VCM Receivables entered into a note receivable in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033. Principal and interest is payable based on the collateral without recourse to Freedom VCM Receivables which includes the performance of certain consumer credit receivables. This loan receivable is measured at fair value.
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
As of September 30, 2023 and December 31, 2022, the Badcock Receivables I loan receivable to WSBC in the Company's condensed consolidated balance sheets included loans measured at fair value in the amount of $33,604 and $175,795, respectively. The Badcock Receivables II loan receivable was measured at fair value in the amount of $142,314 as of December 31, 2022. As of September 30, 2023, the Freedom VCM Receivables’ loan receivable in connection with the sale of all of the equity interests of BRRII was included in the Company's condensed consolidated balance sheets in loans receivable, at fair value in the amount of $50,789.
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

As of September 30, 2023 and December 31, 2022, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	September 30, 2023	December 31, 2022
Securities and other investments owned:
Equity securities	$1,088,567	$1,046,710
Corporate bonds	66,341	8,539
Other fixed income securities	3,872	3,956
Partnership interests and other	38,807	70,063
	$1,197,587	$1,129,268

Securities sold not yet purchased:
Equity securities	$458	$4,466
Corporate bonds	4,057	1,162
Other fixed income securities	2,605	269
	$7,120	$5,897
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
On August 21, 2023, the Company purchased a 31% equity interest in Freedom VCM Holdings, LLC (“Freedom VCM”), the indirect parent entity for Franchise Group, Inc., for $281,144. The Company has elected to account for this equity investment under the fair value option. The following tables contain summarized financial information with respect to Freedom VCM, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2023 correspond to amounts as of September 30, 2023 of the Company; income statement amounts during the three and nine months ended June 30, 2023 correspond to amounts during the three and nine months ended September 30, 2023 of the Company), which is the period in which the most recent financial information is available:

June 30, 2023
Total assets	$3,571,861
Total liabilities	$3,346,430
Equity attributable to investee	$225,431

	For the three months ended June 30,	For the nine months ended June 30,
	2023	2023
Revenues	$1,038,686	$3,259,396
Net loss attributable to investees	$(50,796)	$(159,824)
The following tables contain summarized financial information with respect to two of the Company's individually greater than 20% investments, where the Company has a voting interest in each investee of 41% and 43%, respectively, which has been aggregated and included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2023 and September 30, 2022 correspond to amounts as of September 30, 2023 and December 31, 2022, respectively, of the Company; income statement amounts during the three and nine months ended June 30, 2023 and 2022 correspond to amounts during the three and nine months ended September 30, 2023 and 2022, respectively, of the Company), which is the period in which the most recent financial information is available:

	June 30, 2023	September 30, 2022
Total assets	$193,335	$202,520
Total liabilities	$9,780	$5,737
Equity attributable to investee	$183,555	$196,783

	For the three months ended June 30,		For the nine months ended June 30,
	2023	2022	2023	2022
Revenues	$30,327	$23,891	$82,827	$72,774
Net income attributable to investees	$18,038	$20,198	$40,724	$51,934

The following tables contain summarized financial information with respect to B&W, in which the Company owns a 31% voting interest, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2023 and September 30, 2022 correspond to amounts as of September 30, 2023 and December 31, 2022, respectively, of the Company; income statement amounts during the three and nine months ended June 30, 2023 and 2022 correspond to amounts during the three and nine months ended September 30, 2023 and 2022, respectively, of the Company), which is the period in which the most recent financial information is available:

	June 30, 2023	September 30, 2022
Total assets	$986,880	$881,567
Total liabilities	$999,900	$898,695
Equity attributable to investee	$(13,020)	$(17,128)

	For the three months ended June 30,		For the nine months ended June 30,
	2023	2022	2023	2022
Revenues	$305,187	$221,019	$812,311	$617,363
Net (loss) income attributable to investees	$(8,803)	$(6,282)	$(22,993)	$7,613
As of September 30, 2023 and December 31, 2022, the fair value of these equity securities totaled $603,390 and $371,948, respectively, and are included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
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

The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) in accordance with ASC 820 - Fair Value Measurements. As of September 30, 2023 and December 31, 2022, partnership and investment fund interests valued at NAV of $38,807 and $70,063, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.

Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. As of September 30, 2023 and December 31, 2022, investments in nonpublic entities valued using a measurement alternative of $79,683 and $94,109, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.
The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments when they are deemed to be other-than-temporarily impaired, investments adjusted to their fair value by applying the measurement alternative, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. The Company did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition as of September 30, 2023 and December 31, 2022, other than the fair value of goodwill and tradename as more fully discussed in Note 9.
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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2023 Using
	Fair value as of September 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$1,008,884	$333,767	$—	$675,117
Corporate bonds	66,341	56,781	9,560	—
Other fixed income securities	3,872	—	3,872	—
Total securities and other investments owned	1,079,097	390,548	13,432	675,117
Loans receivable, at fair value	549,142	—	—	549,142
Total assets measured at fair value	$1,628,239	$390,548	$13,432	$1,224,259

Liabilities:
Securities sold not yet purchased:
Equity securities	$458	$458	$—	$—
Corporate bonds	4,057	3,103	954	—
Other fixed income securities	2,605	—	2,605	—
Total securities sold not yet purchased	7,120	3,561	3,559	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,584	—	—	4,584
Contingent consideration	27,987	—	—	27,987
Total liabilities measured at fair value	$39,691	$3,561	$3,559	$32,571

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2022 Using
	Fair value at December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$174,437	$174,437	$—	$—
Securities and other investments owned:
Equity securities	952,601	584,136	—	368,465
Corporate bonds	8,539	—	8,539	—
Other fixed income securities	3,956	—	3,956	—
Total securities and other investments owned	965,096	584,136	12,495	368,465
Loans receivable, at fair value	701,652	—	—	701,652
Total assets measured at fair value	$1,841,185	$758,573	$12,495	$1,070,117

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,466	$4,466	$—	$—
Corporate bonds	1,162	—	1,162	—
Other fixed income securities	269	—	269	—
Total securities sold not yet purchased	5,897	4,466	1,431	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	—	—	4,648
Warrant liabilities	173	173	—	—
Contingent consideration	31,046	—	—	31,046
Total liabilities measured at fair value	$41,764	$4,639	$1,431	$35,694
As of September 30, 2023 and December 31, 2022, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $1,224,259 and $1,070,117, respectively, or 19.9% and 17.5%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of September 30, 2023 and December 31, 2022:

	Fair value at September 30, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$604,657	Market approach	Multiple of EBITDA	1.8x - 13.0x	6.8x
			Multiple of Sales	0.7x - 3.3x	0.8x
			Market price of related security	$0.01 - $84.35	$2.81
	65,297	Discounted cash flow	Market interest rate	20.2% - 26.3%	23.7%
	5,163	Option pricing model	Annualized volatility	25.0% - 183.0%	77.0%
Loans receivable at fair value	523,232	Discounted cash flow	Market interest rate	10.0% - 24.3%	13.7%
	25,910	Market approach	Market price of related security	$16.09 - $21.18	$16.83
Total level 3 assets measured at fair value	$1,224,259

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,584	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	27,987	Discounted cash flow	EBITDA volatility	70%	70%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
			Revenue volatility	5.1%	5.1%
Total level 3 liabilities measured at fair value	$32,571

	Fair value at December 31, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average
Assets:
Equity securities	$304,172	Market approach	Multiple of EBITDA	1.5x - 10.5x	6.0x
			Multiple of Sales	3.0x	3.0x
			Market price of related security	$10.01 - $18.88	$16.91
	57,267	Discounted cash flow	Market interest rate	23.8%	23.8%
	7,026	Option pricing model	Annualized volatility	0.3% - 26.1%	70.0%
Loans receivable at fair value	694,499	Discounted cash flow	Market interest rate	6.0% - 83.5%	23.9%
	7,153	Market approach	Multiple of EBITDA	4.5x	4.5x
Total level 3 assets measured at fair value	$1,070,117

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,648	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	31,046	Discounted cash flow	EBITDA volatility	80.0%	80.0%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
Total level 3 liabilities measured at fair value	$35,694

The changes in Level 3 fair value hierarchy during the three months ended September 30, 2023 and 2022 were as follows:

	Level 3 Balance at Beginning of Period	Level 3 Changes During the Period				Level 3 Balance at End of Period
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Three Months Ended September 30, 2023
Equity securities	$387,130	$(11,194)	$(47)	$299,763	$(535)	$675,117
Loans receivable at fair value	683,827	(859)	1,531	(135,357)	—	549,142
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,352	—	557	(325)	—	4,584
Contingent consideration	27,724	9	—	254	—	27,987

Three Months Ended September 30, 2022
Equity securities	$333,916	$5,453	$—	$34	$(47)	$339,356
Loans receivable at fair value	770,840	(19,158)	4,181	58,852	—	814,715
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,160	—	356	(194)	—	4,322
Contingent consideration	17,722	620	—	11,236	—	29,578
(1) - Fair value adjustments represent realized and unrealized gains (losses) of which $(2,347) relating to equity securities and $(859) relating to loans receivable, at fair value were included in trading income (loss) and fair value adjustments on loans and $(8,847) relating to equity securities were included in realized and unrealized gains (losses) on investments in the condensed consolidated statement of operations during the three months ended September 30, 2023. Fair value adjustments represent realized and unrealized gains (losses) of which $4,606 relating to equity securities and $(19,158) relating to loans receivable, at fair value were included in trading income (loss) and fair value adjustments on loans and $847 relating to equity securities were included in realized and unrealized gains (losses) on investments in the condensed consolidated statement of operations during the three months ended September 30, 2022.
The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2023 and 2022 were as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period				Level 3 Balance at End of Period
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Nine Months Ended September 30, 2023
Equity securities	$368,465	$(2,923)	$(35)	$317,168	$(7,558)	$675,117
Loans receivable at fair value	701,652	51,807	481	(204,548)	(250)	549,142
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	—	1,335	(1,399)	—	4,584
Contingent consideration	31,046	(4,561)	—	1,502	—	27,987

Nine Months Ended September 30, 2022
Equity securities	$377,549	$(18,594)	$—	$18,457	$(38,056)	$339,356
Loans receivable at fair value	873,186	(19,205)	9,554	(7,983)	(40,837)	814,715
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	824	(1,008)	—	4,322
Contingent consideration	—	(3,880)	—	33,458	—	29,578
(1) - Fair value adjustments represent realized and unrealized gains (losses) of which $11,573 relating to equity securities and $51,807 relating to loans receivable, at fair value were included in trading income (loss) and fair value adjustments on loans and $(14,496) relating to equity securities were included in realized and unrealized gains (losses) on investments in the condensed consolidated statement of operations during the nine months ended September 30, 2023. Fair value adjustments represent realized and unrealized gains (losses) of which $(732) relating to equity securities and $(19,205) relating to loans receivable, at fair value were included in trading income (loss) and fair value adjustments on loans and $(17,862) relating to equity securities were included in realized and unrealized gains (losses) on investments in the condensed consolidated statement of operations during the nine months ended September 30, 2022.
The amount reported in the table above during the three and nine months ended September 30, 2023 and 2022 included the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of September 30, 2023 and December 31, 2022, the senior notes payable had a carrying amount of $1,667,088 and $1,721,751, respectively, and fair value of $1,388,840 and $1,431,787, respectively. The carrying amount of the term loans approximates fair value because the effective yield of such instruments are consistent with current market rates of interest for instruments of comparable credit risk.
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
The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022. These investments were measured due to an observable price change or impairment during the periods below.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2023
Investments in nonpublic entities that do not report NAV	$1,240	$—	$—	$1,240
As of December 31, 2022
Investments in nonpublic entities that do not report NAV	$20,251	$—	$18,659	$1,592
(k) Derivative and Foreign Currency Translation
The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of September 30, 2023 and December 31, 2022, there were no forward exchange contracts outstanding.
The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was zero during the three months ended September 30, 2023 and 2022, and zero and $68 during the nine months ended September 30, 2023 and 2022, respectively. This amount was reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction gains were $981 and $783 during the three months ended September 30, 2023 and 2022, respectively, and transaction gains were $394 and $1,913 during the nine months ended September 30, 2023 and 2022, respectively. These amounts were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
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

Changes to redeemable noncontrolling interest consist of the following:

Nine Months Ended September 30, 2023
Balance, December 31, 2022	$178,622
Net loss	(146)
Purchase of Lingo minority interest	(11,190)
Remeasurement adjustments for Lingo and BRPM 250	8,477
Redemption of BRPM 250 Class A common stock	(175,763)
Balance, September 30, 2023	$—
(m) Equity Investment
As of September 30, 2023 and December 31, 2022, equity investments of $32,705 and $41,298, respectively, were included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees was included in income from equity investments in the accompanying condensed consolidated statements of operations.
bebe stores, inc.
As of September 30, 2023 and December 31, 2022, the Company had a 47.5% and 40.1% ownership interest in bebe, respectively. The equity ownership in bebe for the periods covered by this report was accounted for under the equity method of accounting and the investment is included in prepaid expenses and other assets in the condensed consolidated balance sheets. On October 6, 2023, the Company purchased an additional 3,700,000 shares of bebe for an aggregate purchase price of $18,500, resulting in an increase in the Company's ownership interest to 76.2%. The purchase of these additional shares resulted in the Company having a majority voting interest in bebe and will require the consolidation of bebe financial results for periods subsequent to October 6, 2023. The impact of the consolidation of bebe's financial statements is not expected to be material to the Company's financial position or operating results. Since the controlling interest was acquired subsequent to quarter end, the Company believes the disclosure of pro forma financial information is impracticable because the financial information and valuation reports needed to account for the acquisition and prepare unaudited pro forma financial information has not been made available to the Company as of the reporting date. As of September 30, 2023, the carrying value of the Company’s equity method investment in bebe was remeasured as a result of the purchase of additional shares on October 6, 2023 and the remeasurement resulted in the recognition of a loss in the amount of $12,891, which is included in other income (expense) - change in fair value of financial instruments and other in the accompanying condensed consolidated statements of operations.
The carrying value and fair value of the investment in bebe was $30,575 as of September 30, 2023. The carrying value of the investment in bebe was $40,383 and the fair value was $25,423 as of December 31, 2022.
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
(n) Supplemental Non-cash Disclosures
During the nine months ended September 30, 2023, non-cash activities related to the sale of BRRII and other businesses consisted of: (1) non-cash investing activity for a decrease in loans receivable of $124,397 and receipt of a loan receivable in the amount of $58,872, and (2) non-cash financing activity for a decrease in term loan in the amount of $65,790 and decrease in non-controlling interest related to the distribution of equity of subsidiary of $3,374. Other non-cash investing activities during the nine months ended included $24,780 of notes receivable that converted into equity securities; $23,668 of other receivables financed with a loan receivable; $1,190 of loans receivable that was included in consideration paid for the purchase of the Lingo noncontrolling interest; and $2,111 of common stock issued as part of the purchase price consideration for a business acquisition. During the nine months ended months ended September 30, 2023, non-cash financing activities also included $7,000 in seller financing related to the purchase of the Lingo noncontrolling interest. During the nine months ended September 30, 2022, non-cash investing activities included $20,320 in issuance of the Company's common stock as part of the purchase price consideration from an acquisition and $22,661 in seller financing for deferred cash consideration; the conversion of $17,500 of debt owed by Lingo to equity; and the repayment of loans receivable in the amount of $850 with equity securities.
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
Placement agent fees attributable to such arrangements were $2,551 and $349 during the three months ended September 30, 2023 and 2022, respectively, and $2,950 and $12,437 during the nine months ended September 30, 2023 and 2022, respectively, and were included in services and fees in the condensed consolidated statements of operations.
The carrying value of the Company’s investments in the VIEs that were not consolidated is shown below.

	September 30, 2023	December 31, 2022
Securities and other investments owned, at fair value	$35,190	$33,743
Loans receivable, at fair value	52,856	46,700
Other assets	2,655	3,755
Maximum exposure to loss	$90,701	$84,198
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

During the nine months ended September 30, 2023, goodwill for Targus changed by $3,668 related to certain purchase price accounting adjustments.
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

	Pro Forma (unaudited)
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Revenues	$419,715	$994,836
Net income (loss)	$60,188	$(82,519)
Net income (loss) attributable to B. Riley Financial, Inc.	$55,380	$(91,764)
Net income (loss) attributable to common shareholders	$53,378	$(97,770)

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
During the year ended December 31, 2022, the Company also completed the acquisitions of BullsEye Telecom (“BullsEye”), FocalPoint Securities, LLC (“FocalPoint”), and Atlantic Coast Fibers, LLC (“ACR”) (and related businesses), and other immaterial business. In accordance with ASC 805, the Company used the acquisition method of accounting for these acquisitions, which were not material to our consolidated financial statements. The aggregate purchase price consideration consisted of $145,987 in cash, $20,320 in issuance of common stock of the Company, $52,969 in assumed debt and other consideration payable. The purchase price allocation consisted of $151,925 in goodwill, $52,860 in intangible assets, and $2,522 in net assets acquired. The results of operations of the acquisitions which were not material have been included in our consolidated financial statements from the date of purchase. During the nine months ended September 30, 2023, certain working capital holdback provisions in the BullsEye purchase agreement were finalized resulting in the Company receiving $672 of cash, which reduced goodwill from $151,925 to $151,253.
Valuation Assumptions for Purchase Price Allocation

Our valuation assumptions used to value the acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets, inventories, property and equipment, and deferred income taxes. In determining the fair value of intangible assets acquired, the Company must make assumptions about the future performance of the acquired businesses, including among other things, the forecasted revenue growth attributable to the asset groups and projected operating expenses inclusive of expected synergies, future cost savings, and other benefits expected to be achieved by combining the businesses acquired with the Company. The intangible assets acquired are primarily comprised of customer relationships, trade names and trademarks, developed technology, and backlog. The Company utilized income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocations. The estimated fair value of the customer relationships and backlog are determined using the multi-period excess earnings method and the estimated fair value of the trade names and trademarks and developed technology are determined using the relief from royalty method. Both methods require forward looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions.
NOTE 5 — RESTRUCTURING CHARGE
The Company had $228 and $8,016 restructuring charges during the three months ended September 30, 2023 and 2022, respectively, and $949 and $8,016 restructuring charges during the nine months ended September 30, 2023 and 2022, respectively. The restructuring charges during the three and nine months ended September 30, 2023 were primarily related to reorganization and consolidation activities in the Wealth Management segment, Communications segment, and Consumer segment. Reorganization and consolidation activities consisted of reductions in workforce and facility closures.
The following tables summarize the changes in accrued restructuring charge during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$1,792	$574	$2,335	$624
Restructuring charge	228	8,016	949	8,016
Cash paid	(453)	(1,448)	(1,820)	(1,503)
Non-cash items	61	(4,620)	164	(4,615)
Balance, end of period	$1,628	$2,522	$1,628	$2,522
The following table summarizes the restructuring activities by reportable segment during the three and nine months ended September 30, 2023 and 2022.

	Wealth Management	Communications	Consumer	Total
Restructuring charges for the three months ended September 30, 2023:
Employee termination	$—	$145	$83	$228
Total restructuring charge	$—	$145	$83	$228

Restructuring charges for the nine months ended September 30, 2023:
Employee termination	$—	$402	$486	$888
Facility closure and consolidation	61	—	—	61
Total restructuring charge	$61	$402	$486	$949

	Wealth Management	Communications	Total
Restructuring charges for the three and nine months ended September 30, 2022:
Employee termination	$354	$906	$1,260
Impairment of intangibles	2,012	2,162	4,174
Facility closure and consolidation	1,741	841	2,582
Total restructuring charge	$4,107	$3,909	$8,016
NOTE 6 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2023 and December 31, 2022:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of September 30, 2023
Securities borrowed	$2,782,000	$—	$2,782,000	$2,782,000	$—
Securities loaned	$2,772,790	$—	$2,772,790	$2,772,790	$—
As of December 31, 2022
Securities borrowed	$2,343,327	$—	$2,343,327	$2,343,327	$—
Securities loaned	$2,334,031	$—	$2,334,031	$2,334,031	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Remaining contractual maturity		Remaining contractual maturity
	Overnight and continuous	Total	Overnight and continuous	Total
Securities lending transactions
Corporate securities - fixed income	$315,070	$315,070	$401,898	$401,898
Equity securities	2,448,926	2,448,926	1,925,549	1,925,549
Non-US sovereign debt	18,004	18,004	15,880	15,880
Total borrowings	$2,782,000	$2,782,000	$2,343,327	$2,343,327

The Company's securities lending transactions require us to pledge collateral based on the terms of each contract which is generally denominated in U.S. dollars and marked to market on a daily basis. If the fair value of the collateral pledged for these transactions declines, the Company could be required to provide additional collateral to the counterparty, therefore decreasing the amount of assets available for other liquidity needs that may arise. The Company's liquidity risk is mitigated by maintaining offsetting securities borrowed transactions in which the Company receives cash from the counterparty which, in general, is equal to or greater than the cash the Company posts on securities lending transactions.
NOTE 7 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	September 30, 2023	December 31, 2022
Accounts receivable	$120,550	$144,120
Investment banking fees, commissions and other receivables	13,795	8,654
Total accounts receivable	134,345	152,774
Allowance for doubtful accounts	(6,927)	(3,664)
Accounts receivable, net	$127,418	$149,110
Additions and changes to the allowance for doubtful accounts consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$6,265	$2,773	$3,664	$3,658
Add: Additions to reserve	2,079	1,510	5,881	2,786
Less: Write-offs	(1,417)	(688)	(2,618)	(2,857)
Less: Recovery	—	—	—	8
Balance, end of period	$6,927	$3,595	$6,927	$3,595
NOTE 8 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	September 30, 2023	December 31, 2022
Funds held in trust account for BRPM 250 to redeem noncontrolling interests in equity of subsidiaries	$—	$174,437
Inventory	107,226	101,675
Equity method investments	32,705	41,298
Prepaid expenses	19,762	17,623
Unbilled receivables	18,939	14,144
Other receivables	41,865	66,403
Other assets	45,034	45,116
Prepaid expenses and other assets	$265,531	$460,696
Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based contracts in the Auction and Liquidation segment, mobile handsets in the Communications segment, and consulting related engagements in the Financial Consulting segment.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $497,388 and $512,595 as of September 30, 2023 and December 31, 2022, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Balance as of December 31, 2022	$162,018	$51,195	$1,975	$23,680	$193,195	$75,753	$4,779	$512,595

Acquisition of other business	—	—	—	9,443	—	—	2,428	11,871
Goodwill impairment	—	—	—	—	—	(27,500)	—	(27,500)
Other	—	—	—	9	672	3,668	(3,927)	422
Balance as of September 30, 2023	$162,018	$51,195	$1,975	$33,132	$193,867	$51,921	$3,280	$497,388
During the nine months ended September 30, 2023, the changes in goodwill included $9 of foreign currency translation amounts, $672 of working capital settlements as described in Note 4, $3,668 related to certain purchase price accounting adjustments, and $(3,927) related to the sale of certain assets.
Intangible assets consisted of the following:

		As of September 30, 2023			As of December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1.0 to 16 Years	$267,848	$(109,635)	$158,213	$268,253	$(87,049)	$181,204
Domain names	7 years	185	(182)	3	185	(169)	16
Advertising relationships	8 years	100	(91)	9	100	(81)	19
Internally developed software and other intangibles	0.5 to 5 Years	28,330	(18,454)	9,876	28,295	(12,714)	15,581
Trademarks	3 to 10 Years	20,817	(7,553)	13,264	23,309	(6,307)	17,002
Total		317,280	(135,915)	181,365	320,142	(106,320)	213,822

Non-amortizable assets:
Tradenames		152,276	—	152,276	160,276	—	160,276
Total intangible assets		$469,556	$(135,915)	$333,641	$480,418	$(106,320)	$374,098
Amortization expense was $10,228 and $9,390 during the three months ended September 30, 2023 and 2022, respectively, and $30,804 and $23,146 during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, estimated future amortization expense was $9,139, $33,142, $29,511, $26,384, and $24,018 for the

years ended December 31, 2023 (remaining three months), 2024, 2025, 2026 and 2027, respectively. The estimated future amortization expense after December 31, 2027 was $59,171.
The Company performs impairment tests for goodwill as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units below their carrying values. As a result of the current financial performance of the Company’s Targus subsidiary which is included in the Consumer segment as well as current market conditions that exist in the personal computer market for computers and accessories, the Company updated its long-term forecasts. The Company performed an interim goodwill impairment quantitative assessment as of September 30, 2023, and based on the results of the analysis, the Company recorded a non-cash impairment charge of $35,500 consisting of a goodwill impairment charge of $27,500 and a tradename impairment charge of $8,000, which was recorded in impairment of goodwill and tradenames in the accompanying condensed consolidated statements of operations during the three months ended September 30, 2023. The Company previously recorded an impairment charge in the second quarter of 2023 for a tradename in the Capital markets segment that is no longer used by the Company.
Goodwill and tradename of the Company’s Targus subsidiary was measured at fair value on a nonrecurring basis as of September 30, 2023. The estimated fair value of goodwill was $51,921 and the estimated fair value of tradename was $27,000 as of September 30, 2023. The estimated fair value of the Company’s Targus reporting unit was calculated using a weighted-average of values determined from an income approach and a market approach. The income approach involves estimating the fair value of the reporting unit by discounting its estimated future cash flows using a discount rate that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities. In order to estimate the fair value of goodwill and tradename, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates, and growth rates. The inputs for the fair value calculations of the reporting unit included a 3% growth rate to calculate the terminal value, a discount rate of 18%, and with respect to tradenames, a royalty rate of 2%. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit using revenue growth rates, gross margins, and other cost assumptions consistent with the reporting unit's historical trends, and working capital requirements and future capital expenditures necessary to fund future operations. The assumptions in the fair value measurement reflect the current market environment, industry-specific factors and company-specific factors.
NOTE 10 — NOTES PAYABLE
Asset Based Credit Facility
The Company is party to a credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $18 and $18 during the three months ended September 30, 2023 and 2022, respectively and $54 and $165 during the nine months ended September 30, 2023 and 2022, respectively. There was no outstanding balance on this credit facility as of September 30, 2023 and December 31, 2022. As of September 30, 2023, there were no open letters of credit outstanding.
The Company is in compliance with all financial covenants in the asset based credit facility as of September 30, 2023.
Other Notes Payable

As of September 30, 2023 and December 31, 2022, the outstanding balance for the other notes payable was $21,300 and $25,263, respectively. Interest expense was $145 and $298 during the three months ended September 30, 2023 and 2022, respectively, and $463 and $825 during the nine months ended September 30, 2023 and 2022, respectively. Notes payable primarily consisted of additional deferred cash consideration owed to the sellers of FocalPoint and a promissory note related to the Lingo minority interest purchase. Notes payable to a clearing organization for one of the Company’s broker dealers, which accrued interest at the prime rate plus 2.0%, matured on January 31, 2022 and was repaid during December 31, 2022.
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
The Targus Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. The Borrower was not in compliance with the Fixed Charge Coverage Ratio financial covenant as of September 30, 2023. The Borrower entered into Amendment No.1 to the Targus Credit Agreement on October 31, 2023, which, among other things, modified the Fixed Charge Coverage Ratio which waived the financial covenant breach. The Borrower is in compliance with the Targus Credit Agreement and no event of default has occurred.
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
Principal outstanding that is due in quarterly installments started on December 31, 2022. Quarterly installments from December 31, 2023 to September 30, 2027 are in the amount of $1,400 per quarter and the remaining principal balance is due at final maturity on October 18, 2027.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $21,985 (net of unamortized debt issuance costs of $415) and $26,021 (net of unamortized debt issuance costs of $580), respectively, and the outstanding balance on the revolver loan was $57,246 and $52,978, respectively. Interest expense on these loans during the three and nine months ended September 30, 2023 was $1,790 (including amortization of deferred debt issuance costs of $111 and unused commitment fees of $18) and $5,547 (including amortization of deferred debt issuance costs of $416 and unused commitment fees of $57), respectively. The interest rate on the term loan was 9.24% and 8.43% and the interest rate on the revolver loan ranged between 7.42% and 10.25% and between 6.03% to 9.25% as of September 30, 2023 and December 31, 2022, respectively.
Pathlight Credit Agreement
On September 23, 2022, the Company's subsidiary, BRRII (the “Borrower”), entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148,200 term loan. On January 12, 2023, Amendment No. 2 to the Pathlight Credit Agreement increased the term loan by an additional $78,296. On March 31, 2023, Amendment No. 3 to the Pathlight Credit Agreement increased the term loan by an additional $49,890. On August 21, 2023, in connection with the sale of all of the equity interests in BRRII to Freedom VCM Receivables as more fully described in Note 3(h), the Company was released from all obligations, guarantees and covenants related to the Pathlight Credit Agreement. The Company has been in compliance with all financial covenants in the Pathlight Credit Agreement.
The term loan bore interest on the outstanding principal amount equal to the term SOFR rate plus an applicable margin of 6.50%. As of December 31, 2022, the interest rate on the Pathlight Credit Agreement was 11.01%. As of December 31, 2022, the outstanding balance on the term loan was $118,437 (net of unamortized debt issuance costs of $2,377). Interest expense on the term loan during the three and nine months ended September 30, 2023 was $2,052 (including amortization of deferred debt issuance costs of $722) and $14,359 (including amortization of deferred debt issuance costs of $4,262), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2022 was $418 (including amortization of deferred debt issuance costs of $89).
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
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of September 30, 2023 and December 31, 2022, the interest rate on the Lingo Credit Agreement was 8.93% and 7.89%, respectively.
The Lingo Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. The Company is in compliance with all financial covenants in the Lingo Credit Agreement as of September 30, 2023.
Principal outstanding is due in quarterly installments. The quarterly installment for December 31, 2023 is in the amount of $2,281, quarterly installments from March 31, 2024 to December 31, 2024 are in the amount of $2,738 per quarter, quarterly installments from March 31, 2025 to June 30, 2027 are in the amount of $3,650, and the remaining principal balance is due at final maturity on August 16, 2027.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $67,644 (net of unamortized debt issuance costs of $793) and $71,985 (net of unamortized debt issuance costs of $1,016), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2023 was $1,624 (including amortization of deferred debt issuance costs of $73) and $4,811 (including amortization of deferred debt issuance costs of $222), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2022 was $403 (including amortization of deferred debt issuance costs of $26).
Nomura Credit Agreement
The Company, and its wholly owned subsidiaries, BR Financial Holdings, LLC, and BR Advisory & Investments, LLC had entered into a credit agreement dated June 23, 2021 (as amended, the “Prior Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Wells Fargo Bank, N.A., as collateral agent, for a four-year $300,000 secured term loan credit facility (the “Prior Term Loan Facility”) and a four-year $80,000 secured revolving loan credit facility (the “Prior Revolving Credit Facility”) with a maturity date of June 23, 2025.
On August 21, 2023, the Company and its wholly owned subsidiary, BR Financial Holdings, LLC (the “Borrower”) entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, for a four-year $500,000 secured term loan credit facility (the “New Term Loan Facility”) and a four-year $100,000 secured revolving loan credit facility (the “New Revolving Credit Facility” and together, the “New Credit Facilities”). The purpose of the Credit Agreement was to (i) fund the Freedom VCM equity investment, (ii) prepay in full the Prior Term Loan Facility and Prior Revolving Credit Facility with an aggregate outstanding balance of $347,877, which included $342,000 in principal and $5,877 in interest and fees, (iii) fund a dividend reserve in an amount not less than $65,000, (iv) pay related fees and expenses, and (v) for general corporate purposes. The Company recorded a loss on extinguishment of debt related to the Prior Credit Agreement of $5,408, which was included in selling, general and administrative expenses on the condensed consolidated statements of operations.
SOFR rate loans under the New Credit Facilities accrue interest at the adjusted term SOFR rate plus an applicable margin of 6.00%. In addition to paying interest on outstanding borrowings under the New Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion, which is determined by the average utilization of the facility for the immediately preceding fiscal quarter.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. The Company is in compliance with all financial covenants in the Credit Agreement as of September 30, 2023.
Commencing on September 30, 2023, the New Term Loan Facility began to amortize in equal quarterly installments of 0.625% of the principal amount of the term loan as of the closing date with the remaining balance due at final maturity on August 21, 2027. Quarterly installments from December 31, 2023 to June 30, 2027 are in the amount of $3,125 per quarter.

As of September 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $477,756 (net of unamortized debt issuance costs of $19,119) and $286,962 (net of unamortized debt issuance costs of $5,538), respectively. Interest on the term loan during the three months ended September 30, 2023 and 2022 was $11,270 (including amortization of deferred debt issuance costs of $758) and $5,720 (including amortization of deferred debt issuance costs of $523), respectively, and during the nine months ended September 30, 2023 and 2022 was $26,127 (including amortization of deferred debt issuance costs of $1,820) and $14,557 (including amortization of deferred debt issuance costs of $1,548), respectively. The interest rate on the term loan as of September 30, 2023 and December 31, 2022 was 11.38% and 9.23%, respectively.
The Company had an outstanding balance of zero and $74,700 under the revolving facility as of September 30, 2023 and December 31, 2022, respectively. Interest on the revolving facility during the three months ended September 30, 2023 and 2022 was $1,913 (including unused commitment fees of $52 and amortization of deferred financing costs of $195) and $1,410 (including unused commitment fee of $6 and amortization of deferred financing costs of $146), respectively, and during the nine months ended September 30, 2023 and 2022 was $5,396 (including unused commitment fees of $80 and amortization of deferred financing costs of $496) and $3,737 (including unused commitment fee of $6 and amortization of deferred financing costs of $434), respectively. The interest rate on the revolving facility as of September 30, 2023 and December 31, 2022 was 11.38% and 9.23%, respectively.
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
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of September 30, 2023.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of September 30, 2023 and December 31, 2022, the interest rate on the BRPAC Credit Agreement was 8.44% and 7.65%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. The quarterly installment on December 31, 2023 is in the amount of $4,356, quarterly installments from March 31, 2024 to December 31, 2026 are in the amount of $3,485 per quarter, the quarterly installment on March 31, 2027 is in the amount of $2,614, and the remaining principal balance is due at final maturity on June 30, 2027.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $50,916 (net of unamortized debt issuance costs of $491) and $68,674 (net of unamortized debt issuance costs of $701), respectively. Interest expense on the term loan during the three months ended September 30, 2023 and 2022 was $1,243 (including amortization of deferred debt issuance costs of $66) and $1,088 (including amortization of deferred debt issuance costs of $81), respectively, and during the nine months ended September 30, 2023 and 2022 was $4,034 (including amortization of deferred debt issuance costs of $210) and $2,168 (including amortization of deferred debt issuance costs of $252), respectively.
NOTE 12 — SENIOR NOTES PAYABLE

Senior notes payable, net, are comprised of the following:

	September 30, 2023	December 31, 2022
6.750% Senior notes due May 31, 2024	$140,492	$199,232
6.375% Senior notes due February 28, 2025	146,432	146,432
5.500% Senior notes due March 31, 2026	217,440	217,440
6.500% Senior notes due September 30, 2026	180,532	180,532
5.000% Senior notes due December 31, 2026	324,714	324,714
6.000% Senior notes due January 31, 2028	266,058	266,058
5.250% Senior notes due August 31, 2028	405,483	405,483
	1,681,151	1,739,891
Less: Unamortized debt issuance costs	(14,063)	(18,140)
	$1,667,088	$1,721,751
The Company issued zero and $15,448 of senior notes during the three months ended September 30, 2023 and 2022, respectively, and $185 and $51,321 of senior notes during the nine months ended September 30, 2023 and 2022, respectively, with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
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
As of September 30, 2023 and December 31, 2022, total senior notes outstanding was $1,667,088 (net of unamortized debt issue costs of $14,063) and $1,721,751 (net of unamortized debt issue costs of $18,140), respectively, with a weighted average interest rate of 5.71% and 5.75%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $25,088 and $25,149 during the three months ended September 30, 2023 and 2022, respectively, and $78,091 and $74,221 during the nine months ended September 30, 2023 and 2022, respectively.
Sales Agreement Prospectus to Issue Up to $250,000 of Senior Notes
The most recent sales agreement prospectus was filed by the Company with the SEC on January 5, 2022 (the “Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $250,000 of certain of the Company’s senior notes. As of September 30, 2023 and December 31, 2022, the Company had $137,974 and $138,159, respectively, remaining availability under the Sales Agreement Prospectus.
NOTE 13 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued payroll and related expenses	$77,946	$86,798
Dividends payable	17,116	33,923
Income taxes payable	41,466	14,760
Other tax liabilities	18,307	23,426
Contingent consideration	27,987	31,046
Accrued expenses	70,308	68,180
Other liabilities	50,298	64,841
Accrued expenses and other liabilities	$303,428	$322,974
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, customer deposits, and accrued legal fees.
NOTE 14 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by the Company's six reportable operating segments and the All Other category during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Revenues for the three months ended September 30, 2023
Corporate finance, consulting and investment banking fees	$67,429	$—	$—	$23,580	$—	$—	$—	$91,009
Wealth and asset management fees	1,958	47,333	—	—	—	—	—	49,291
Commissions, fees and reimbursed expenses	7,495	1,669	12,488	13,780	—	—	—	35,432
Subscription services	—	—	—	—	80,713	—	—	80,713
Sale of goods	—	—	65,117	—	1,638	58,391	—	125,146
Advertising, licensing and other	—	—	—	—	1,442	4,304	9,928	15,674
Total revenues from contracts with customers	76,882	49,002	77,605	37,360	83,793	62,695	9,928	397,265

Interest income - Loans and securities lending	69,731	—	—	—	—	—	—	69,731
Trading (losses) gains on investments	(10,218)	490	—	—	—	—	—	(9,728)
Fair value adjustment on loans	(859)	—	—	—	—	—	—	(859)
Other	4,030	1,873	—	—	—	—	—	5,903
Total revenues	$139,566	$51,365	$77,605	$37,360	$83,793	$62,695	$9,928	$462,312

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Revenues for the three months ended September 30, 2022
Corporate finance, consulting and investment banking fees	$41,302	$—	$—	$12,342	$—	$—	$—	$53,644
Wealth and asset management fees	3,280	44,322	—	—	—	—	—	47,602
Commissions, fees and reimbursed expenses	8,827	1,728	1,949	10,493	—	—	—	22,997
Subscription services	—	—	—	—	70,152	—	—	70,152
Sale of goods	—	—	2,550	—	1,580	—	—	4,130
Advertising, licensing and other	—	—	—	—	2,092	5,023	4,072	11,187
Total revenues from contracts with customers	53,409	46,050	4,499	22,835	73,824	5,023	4,072	209,712

Interest income - Loans and securities lending	55,054	—	2,540	—	—	—	—	57,594
Trading gains on investments	11,216	1,027	—	—	—	—	—	12,243
Fair value adjustment on loans	(19,160)	—	—	—	—	—	—	(19,160)
Other	50,633	1,095	—		—	—	—	51,728
Total revenues	$151,152	$48,172	$7,039	$22,835	$73,824	$5,023	$4,072	$312,117

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Revenues for the nine months ended September 30, 2023
Corporate finance, consulting and investment banking fees	$137,305	$—	$—	$57,238	$—	$—	$—	$194,543
Wealth and asset management fees	3,880	135,092	—	—	—	—	—	138,972
Commissions, fees and reimbursed expenses	24,659	8,604	26,817	36,344	—	—	—	96,424
Subscription services	—	—	—	—	245,903	—	—	245,903
Sale of goods	—	—	67,009	—	5,145	179,156	—	251,310
Advertising, licensing and other	—	—	—	—	4,620	13,654	28,870	47,144
Total revenues from contracts with customers	165,844	143,696	93,826	93,582	255,668	192,810	28,870	974,296

Interest income - Loans and securities lending	222,116	—	—	—	—	—	—	222,116
Trading gains on investments	29,486	2,236	—	—	—	—	—	31,722
Fair value adjustment on loans	51,624	—	—	—	—	—	—	51,624
Other	17,959	2,963	—	—	—	—	—	20,922
Total revenues	$487,029	$148,895	$93,826	$93,582	$255,668	$192,810	$28,870	$1,300,680

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Segment	All Other	Total
Revenues for the nine months ended September 30, 2022
Corporate finance, consulting and investment banking fees	$118,448	$—	$—	$44,958	$—	$—	$—	$163,406
Wealth and asset management fees	8,199	161,835	—	—	—	—	—	170,034
Commissions, fees and reimbursed expenses	32,208	17,889	7,792	28,123	—	—	—	86,012
Subscription services	—	—	—	—	135,774	—	—	135,774
Sale of goods	—	—	2,550	—	5,345	—	—	7,895
Advertising, licensing and other	—	—	—	—	6,592	14,754	5,382	26,728
Total revenues from contracts with customers	158,855	179,724	10,342	73,081	147,711	14,754	5,382	589,849

Interest income - Loans and securities lending	178,879	—	3,976	—	—	—	—	182,855
Trading (losses) gains on investments	(127,852)	3,077	—	—	—	—	—	(124,775)
Fair value adjustment on loans	(19,183)	—	—	—	—	—	—	(19,183)
Other	64,593	5,239	—	—	—	—	—	69,832
Total revenues	$255,292	$188,040	$14,318	$73,081	$147,711	$14,754	$5,382	$698,578
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $127,418 and $149,110 as of September 30, 2023 and December 31, 2022, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2023 and 2022. The Company also has $18,939 and $14,144 of unbilled receivables included in prepaid expenses and other assets as of September 30, 2023 and December 31, 2022, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of September 30, 2023 and December 31, 2022 was $73,829 and $85,441, respectively. The Company expects to recognize the deferred revenue of $73,829 as of September 30, 2023 as service and fee revenues when the performance obligation is met during the years ended December 31, 2023 (remaining three months), 2024, 2025, 2026 and 2027 in the amount of $48,154, $11,962, $6,350, $2,862, and $1,591, respectively. The Company expects to recognize the deferred revenue of $2,910 after December 31, 2027.
During the three months ended September 30, 2023 and 2022, the Company recognized revenue of $9,317 and $7,293 that was recorded as deferred revenue at the beginning of the respective year. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $43,484 and $32,287 that was recorded as deferred revenue at the beginning of the respective year.
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
The capitalized costs to fulfill a contract were $7,769 and $5,990 as of September 30, 2023 and December 31, 2022, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended September 30, 2023 and 2022, the Company recognized expenses of $1,180 and $723 related to capitalized costs to fulfill a contract, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized expenses of $3,453 and $1,813 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended September 30, 2023 and 2022.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2023. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of September 30, 2023.
NOTE 15 — INCOME TAXES
The Company’s effective income tax rate was a benefit of 16.5% for the three months ended September 30, 2023 as compared to a provision of 23.7% for the three months ended September 30, 2022. During the nine months ended September 30, 2023, the Company had a loss before income taxes of $1,623 and a provision for income taxes of $14,344 resulting from the impact of the non-cash goodwill impairment charge of $27,500, which is further discussed in Note 9, not being tax deductible and other items that are not tax deductible. The change in the effective tax rate compared to the prior year is primarily due to the impact of the non-cash goodwill impairment charge and other items that are not tax deductible on the loss of $1,623 before income taxes.
As of September 30, 2023, the Company had federal net operating loss carryforwards of $55,349 and state net operating loss carryforwards of $46,981, respectively. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2033 through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2023, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $66,308 against these deferred tax assets.
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
Securities that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share were 1,169,913 and 1,721,132 during the three months ended September 30, 2023 and 2022, respectively, and 1,718,209 and 1,609,425 during the nine months ended September 30, 2023 and 2022, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to B. Riley Financial, Inc.	$(73,823)	$47,837	$(10,287)	$(102,384)
Preferred stock dividends	(2,015)	(2,002)	(6,042)	(6,006)
Net (loss) income available to common shareholders	$(75,838)	$45,835	$(16,329)	$(108,390)

Weighted average common shares outstanding:
Basic	29,961,068	28,293,064	28,933,546	28,068,160
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	1,675,353	—	—
Diluted	29,961,068	29,968,417	28,933,546	28,068,160

Basic (loss) income per common share	$(2.53)	$1.62	$(0.56)	$(3.86)
Diluted (loss) income per common share	$(2.53)	$1.53	$(0.56)	$(3.86)
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
(c) FRG Commitments
On May 10, 2023, the Company entered into certain agreements pursuant to which the Company had, among other things, agreed to provide certain equity funding and other support in connection with the acquisition (the “Acquisition”) by Freedom VCM, Inc., a Delaware corporation (the “Parent”), of FRG. The Company entered into an Equity Commitment Letter with Freedom VCM (“TopCo”), the parent company of the Parent, and the Parent, pursuant to which the Company agreed to provide to TopCo, at or prior to the closing of the Acquisition, an amount equal to up to $560,000 in equity financing. The Company and FRG also entered into a Limited Guarantee in favor of FRG, pursuant to which the Company agreed to guarantee to FRG the due and punctual payment, performance and discharge when required by Parent or its subsidiary to FRG of certain liabilities and obligations of the Parent or such subsidiary. On August 21, 2023, in connection with the completion of the Acquisition and the Company's portion of the equity financing, the Company's obligations pursuant to the Equity Commitment Letter and Limited Guarantee were satisfied.
(d) Other Commitments
In the normal course of business, the Company enters into commitments to its clients in connection with capital raising transactions, such as firm commitment underwritings, equity lines of credit, or other commitments to provide financing on specified terms and conditions. These commitments require the Company to purchase securities at a specified price or otherwise provide debt or equity financing on specified terms. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at the anticipated price and to balance sheet risk in the event that debt or equity financing commitments cannot be syndicated. With respect to one of the Company’s investments, a wholly owned subsidiary of the Company entered into an agreement whereby the subsidiary may be required, commencing in August 2027 and expiring in August 2028, to purchase additional equity capital at fair value which was originally valued at $15,000.
NOTE 18 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the 2021 Stock Incentive Plan (the “2021 Plan”), share-based compensation expense for restricted stock units under the Company’s 2021 Plan was $10,429 and $14,378 during the three months ended September 30, 2023 and 2022, respectively and $33,972 and $45,397 during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, in connection with employee stock incentive plans, the Company granted 537,168 restricted stock units with a grant date fair value of $20,496. During the nine months ended September 30, 2022, in connection with employee stock incentive plans, the Company granted 559,168 restricted stock units with a grant date fair value of $31,859 and 65,000 performance based restricted stock units with a grant date fair value of $2,329. The restricted stock units generally vest over a period of one to five years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the two to three-year period following the grant. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), share based compensation was $132 and $120 for the three months ended September 30, 2023 and 2022, respectively, and $556 and $316 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, there were 301,582 and 362,986 shares reserved for issuance under the Purchase Plan, respectively.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2023 and 2022, the Company repurchased 1,452,831 shares of its common stock for $53,688, which represents an average price of $36.95 per common share, and 571 shares of its common stock for $27, respectively. The shares repurchased under the program are retired. In November 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of the Company's outstanding common shares and the reauthorized program expires in October 2024.
On July 28, 2023, the Company issued 2,090,909 shares of common stock through a public offering at a price of $55.00 per share for net proceeds of $114,507 after underwriting fees and costs.
(d) Preferred Stock
During the nine months ended September 30, 2023 and 2022, the Company issued zero and 20 depository shares of the Series A Preferred Stock, respectively. There were 2,834 shares issued and outstanding as of September 30, 2023 and December 31, 2022. Total liquidation preference for the Series A Preferred Stock as of September 30, 2023 and December 31, 2022 was $70,854. Dividends on the Series A preferred paid during the nine months ended September 30, 2023 and 2022 were $0.4296875 per depository share.
During the nine months ended September 30, 2023 and 2022, the Company issued 18 and 4 depository shares of the Series B Preferred Stock. There were 1,729 and 1,710 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. Total liquidation preference for the Series B Preferred Stock as of September 30, 2023 and December 31, 2022 was $43,228 and $42,761, respectively. Dividends on the Series B preferred paid during the nine months ended September 30, 2023 and 2022 were $0.4609375 per depository share.
NOTE 19 — NET CAPITAL REQUIREMENTS
B. Riley Securities (“BRS”) and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2023, BRS had net capital of $146,622, which was $142,616 in excess of required minimum net capital of $4,006; and BRWM had net capital of $17,254, which was $15,469 in excess of required minimum net capital of $1,785.
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
As of September 30, 2023 and December 31, 2022, amounts due from related parties of $395 and $1,081, respectively, were due from the Funds for management fees and other operating expenses.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for two of the funds, GACP I, L.P. and GACP II, L.P. During the three and nine months ended September 30, 2022, management fees paid for investment advisory services by Whitehawk were zero and $1,173, respectively.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:

Babcock and Wilcox
During the three and nine months ended September 30, 2022, the Company earned $65 and $129, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
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
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company had loans receivable due from the Arena Group Holdings, Inc. (fka the Maven, Inc.) (“Arena”) included in loans receivable, at fair value of $103,556 and $98,729 as of September 30, 2023 and December 31, 2022, respectively. On August 31, 2023, the Arena loan was amended for an additional $6,000 loan receivable with interest payable at 10.0% per annum and a maturity date of December 31, 2026. During the three and nine months ended September 30, 2022, the Company earned zero and $2,023, respectively, of underwriting and financial advisory and other fees from Arena in connection with Arena's capital raising activities.
Applied Digital
On May 20, 2023, the Company entered into a loan agreement with Applied Digital (“APLD”) and had a loan receivable due from APLD, which was paid off in full on July 17, 2023, and in respect of which the Company recognized interest income and loan fees of $1,447. On September 13, 2023, the Company provided APLD with an additional loan, which had a fair value of $4,879 as of September 30, 2023. Interest on these loans was payable at 9.0% per annum with a maturity date of May 20, 2025.
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

Freedom VCM Holdings, LLC
On August 21, 2023, the Company purchased an equity investment in Freedom VCM for $281,144, resulting in a 31% voting interest. On August 21, 2023, all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to Freedom VCM Receivables, for a purchase price of $58,872 which resulted in a loss of $78. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 11 and as consideration for the purchase price Freedom VCM Receivables entered into a note receivable in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033. Principal and interest is payable based on the collateral without recourse to Freedom VCM Receivables, which includes the performance of certain consumer credit receivables. This loan receivable was measured at fair value in the amount of $50,789 as of September 30, 2023. Interest income on this loan receivable was $1,173 during the three and nine months ended September 30, 2023. As a result of this equity investment, the Company's Badcock Receivable I loan receivable as more fully described in Note 3(h) was a related party loan receivable with a fair value of $33,604 as of September 30, 2023.
Torticity, LLC
On November 2, 2023, the Company loaned $15,369 to Torticity, LLC with interest payable of 15.0% per annum and a maturity date of November 2, 2026. This will be included in the Company's loans receivable, at fair value in its condensed consolidated balance sheets in the fourth quarter of 2023.

Other
During the nine months ended September 30, 2023, the Company sold a loan receivable including accrued interest in the amount of $7,600 to two related parties. BRC Partners Opportunity Fund, LP (“BRCPOF”) purchased $3,519 of the loan receivable including accrued interest and 272 Capital L.P. (“272LP”) purchased $4,081 of the loan receivable including accrued interest; both of the partnerships are private equity funds managed by one of the Company’s subsidiaries. Our executive officers and members of our board of directors have 65.4% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 37.9% in the BRCPOF as of September 30, 2023. Our executive officers and members of our board of directors have a 14.3% financial interest in the 272LP as of September 30, 2023.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended September 30, 2023 and 2022, the Company earned $2,439 and $35 of fees related to these services, respectively. During the nine months ended September 30, 2023 and 2022, the Company earned $3,253 and $4,071 of fees related to these services, respectively.
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
The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capital Markets segment:		(As Restated)		(As Restated)
Revenues - Services and fees	$80,913	$104,042	$183,803	$223,448
Trading (loss) income and fair value adjustments on loans	(11,077)	(7,944)	81,111	(147,035)
Interest income - Loans and securities lending	69,730	55,054	222,115	178,879
Total revenues	139,566	151,152	487,029	255,292
Selling, general and administrative expenses	(62,898)	(35,673)	(174,479)	(115,655)
Impairment of tradenames	—	—	(1,733)	—
Interest expense - Securities lending and loan participations sold	(38,368)	(17,447)	(106,572)	(43,757)
Depreciation and amortization	(900)	(2,174)	(3,149)	(6,271)
Segment income	37,400	95,858	201,096	89,609
Wealth Management segment:
Revenues - Services and fees	50,875	47,145	146,660	184,963
Trading income and fair value adjustments on loans	490	1,027	2,235	3,077
Total revenues	51,365	48,172	148,895	188,040
Selling, general and administrative expenses	(47,891)	(52,302)	(143,177)	(206,438)
Restructuring charge	—	(4,106)	(61)	(4,106)
Depreciation and amortization	(1,075)	(1,261)	(3,243)	(4,402)
Segment income (loss)	2,399	(9,497)	2,414	(26,906)
Auction and Liquidation segment:
Revenues - Services and fees	12,488	1,949	26,817	7,792
Revenues - Sale of goods	65,117	2,550	67,009	2,550
Interest Income - Loan	—	2,540	—	3,976
Total revenues	77,605	7,039	93,826	14,318
Direct cost of services	(15,234)	(2,999)	(21,815)	(6,630)
Cost of goods sold	(35,836)	(1,235)	(36,506)	(1,235)
Selling, general and administrative expenses	(8,405)	(2,228)	(12,987)	(6,225)
Segment income	18,130	577	22,518	228
Financial Consulting segment:
Revenues - Services and fees	37,360	22,835	93,582	73,081
Selling, general and administrative expenses	(26,769)	(20,056)	(70,709)	(60,947)
Depreciation and amortization	(88)	(75)	(269)	(234)
Segment income	10,503	2,704	22,604	11,900
Communications segment:
Revenues - Services and fees	82,155	72,244	250,523	142,366
Revenues - Sale of goods	1,638	1,580	5,145	5,345
Total revenues	83,793	73,824	255,668	147,711
Direct cost of services	(46,012)	(38,515)	(136,830)	(64,320)
Cost of goods sold	(1,750)	(1,854)	(5,964)	(6,099)
Selling, general and administrative expenses	(21,655)	(21,047)	(64,440)	(41,468)
Restructuring charge	(145)	(3,910)	(402)	(3,910)
Depreciation and amortization	(6,739)	(6,060)	(19,775)	(12,799)

Segment income	7,492	2,438	28,257	19,115
Consumer segment:
Revenues - Services and fees	4,304	5,023	13,654	14,754
Revenues - Sale of goods	58,391	—	179,156	—
Total revenues	62,695	5,023	192,810	14,754
Cost of goods sold	(40,467)	—	(123,526)	—
Selling, general and administrative expenses	(16,981)	(845)	(54,424)	(2,419)
Depreciation and amortization	(2,632)	(579)	(8,110)	(1,745)
Restructuring charge	(83)	—	(486)	—
Impairment of goodwill and tradenames	(35,500)	—	(35,500)	—
Segment (loss) income	(32,968)	3,599	(29,236)	10,590
Consolidated operating income from reportable segments	42,956	95,679	247,653	104,536
All Other:
Revenues - Services and fees	9,928	4,072	28,870	5,382
Direct cost of services	(6,604)	(3,009)	(19,543)	(3,009)
Corporate and other expenses	(25,655)	(21,427)	(68,438)	(47,459)
Interest income	180	686	3,455	1,253
Dividend income	12,876	9,175	35,635	26,279
Realized and unrealized (losses) gains on investments	(75,361)	19,071	(84,960)	(136,205)
Change in fair value of financial instruments and other	(4,170)	(574)	(3,998)	9,728
(Loss) income on equity investments	(308)	(91)	(175)	3,285
Interest expense	(45,229)	(34,587)	(140,122)	(96,787)
(Loss) income before income taxes	(91,387)	68,995	(1,623)	(132,997)
Benefit from (provision for) income taxes	15,079	(16,350)	(14,344)	39,858
Net (loss) income	(76,308)	52,645	(15,967)	(93,139)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,485)	4,808	(5,680)	9,245
Net (loss) income attributable to B. Riley Financial, Inc.	(73,823)	47,837	(10,287)	(102,384)
Preferred stock dividends	2,015	2,002	6,042	6,006
Net (loss) income available to common shareholders	$(75,838)	$45,835	$(16,329)	$(108,390)

The following table presents revenues by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Revenues
Revenues - Services and fees
North America	$277,353	$257,270	$742,194	$647,972
Europe	670	40	1,715	3,814
Total Revenues - Services and fees	278,023	257,310	743,909	651,786

Trading (loss) income and fair value adjustments on loans
North America	(10,587)	(6,917)	83,346	(143,958)

Revenues - Sale of goods
North America	31,087	1,825	98,440	5,590
Australia	2,393	—	9,023	—
Europe, Middle East, and Africa	82,261	2,305	116,887	2,305
Asia	7,224	—	19,765	—
Latin America	2,181	—	7,195	—
Total Revenues - Sale of goods	125,146	4,130	251,310	7,895

Revenues - Interest income - Loans and securities lending
North America	69,730	55,054	222,115	178,879
Europe	—	2,540	—	3,976
Total Revenues - Interest income - Loans and securities lending	69,730	57,594	222,115	182,855

Total Revenues
North America	367,583	307,232	1,146,095	688,483
Australia	2,393	—	9,023	—
Europe, Middle East, and Africa	82,931	4,885	118,602	10,095
Asia	7,224	—	19,765	—
Latin America	2,181	—	7,195	—
Total Revenues	$462,312	$312,117	$1,300,680	$698,578
The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	September 30, 2023	December 31, 2022
Long-lived Assets - Property and Equipment, net:
North America	$24,083	$26,276
Europe	441	577
Asia Pacific	160	162
Australia	90	126
Total	$24,774	$27,141
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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; our exposure to credit risk; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; failure to successfully compete in any of our businesses; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions, including increasing or continuing inflation and actions by the Federal Reserve to address inflation and the possibility of recession or an economic downturn; the continuing effects of the COVID-19 pandemic, or other pandemics or severe public health crises, and other related impacts including supply chain disruptions, labor shortages and increased labor costs; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the diversion of management time on acquisition-related issues; the failure of our brand investment portfolio licensees to pay us royalties; and the effect of geopolitical instability, including wars, conflicts and terrorist attacks, including the impacts of Russia’s invasion of Ukraine. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Except as otherwise required by the context, references in this Quarterly Report to the “Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.
Overview
Restatement of Previously Issued Consolidated Financial Statements
We have restated certain previously reported financial information for the three and nine months ended September 30, 2022 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations and Revenue sections. See the Explanatory Note preceding Part I, Financial Information, for background on the restatement, the fiscal periods impacted, and other information.

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
Recent Developments
On August 21, 2023, we purchased an equity investment in Freedom VCM, Holdings LLC for $281.1 million, resulting in a 31% voting interest. On August 21, 2023, all of the equity interests of B Riley Receivables II, LLC, a majority-owned subsidiary of the Company, were sold to Freedom VCM Receivables, Inc (“Freedom VCM Receivables”) for a purchase price of $58.9 million, which resulted in a loss of $0.1 million. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 11 and as consideration for the purchase price Freedom VCM Receivables entered into a note receivable in the amount of $58.9 million, with a stated interest rate of 19.74% and a maturity date of August 21, 2033.
Our diversified financial platform is affected by a variety of factors including continuing high inflation, the actions by the Federal Reserve to address inflation, the possibility of recession or an economic downturn, Russia's invasion of Ukraine, and rising energy prices. These factors create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position, and cash flows may be materially adversely affected.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities, and reported amounts of revenue and expense during the reporting period. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, reserves for accounts receivable, the carrying value of goodwill and other intangible assets, fair value measurements, and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Revenues:		(As Restated)
Services and fees	$278,023	$257,310	$20,713	8.0%
Trading loss and fair value adjustments on loans	(10,587)	(6,917)	(3,670)	53.1%
Interest income - Loans and securities lending	69,730	57,594	12,136	21.1%
Sale of goods	125,146	4,130	121,016	n/m
Total revenues	462,312	312,117	150,195	48.1%
Operating expenses:
Direct cost of services	67,850	44,523	23,327	52.4%
Cost of goods sold	78,053	3,089	74,964	n/m
Selling, general and administrative expenses	221,688	163,727	57,961	35.4%
Restructuring charge	228	8,016	(7,788)	(97.2)%
Impairment of goodwill and tradenames	35,500	—	35,500	100.0%
Interest expense - Securities lending and loan participations sold	38,368	17,447	20,921	119.9%
Total operating expenses	441,687	236,802	204,885	86.5%
Operating income	20,625	75,315	(54,690)	(72.6)%
Other income (expense):
Interest income	180	686	(506)	(73.8)%
Dividend income	12,876	9,175	3,701	40.3%
Realized and unrealized (losses) gains on investments	(75,361)	19,071	(94,432)	n/m
Change in fair value of financial instruments and other	(4,170)	(574)	(3,596)	n/m
Loss from equity investments	(308)	(91)	(217)	n/m
Interest expense	(45,229)	(34,587)	(10,642)	30.8%
(Loss) income before income taxes	(91,387)	68,995	(160,382)	n/m
Benefit from (provision for) income taxes	15,079	(16,350)	31,429	(192.2)%
Net (loss) income	(76,308)	52,645	(128,953)	n/m
Net (loss) income attributable to noncontrolling interests	(2,485)	4,808	(7,293)	(151.7)%
Net (loss) income attributable to B. Riley Financial, Inc.	(73,823)	47,837	(121,660)	n/m
Preferred stock dividends	2,015	2,002	13	0.6%
Net (loss) income available to common shareholders	$(75,838)	$45,835	$(121,673)	n/m

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Revenues - Services and fees:		(As Restated)
Capital Markets segment	$80,913	$104,042	$(23,129)	(22.2)%
Wealth Management segment	50,875	47,145	3,730	7.9%
Auction and Liquidation segment	12,488	1,949	10,539	n/m
Financial Consulting segment	37,360	22,835	14,525	63.6%
Communications segment	82,155	72,244	9,911	13.7%
Consumer segment	4,304	5,023	(719)	(14.3)%
All Other	9,928	4,072	5,856	143.8%
Subtotal	278,023	257,310	20,713	8.0%

Revenues - Sale of goods:
Auction and Liquidation segment	65,117	2,550	62,567	n/m
Communications segment	1,638	1,580	58	3.7%
Consumer segment	58,391	—	58,391	100.0%
Subtotal	125,146	4,130	121,016	n/m

Trading (loss) income and fair value adjustments on loans
Capital Markets segment	(11,077)	(7,944)	(3,133)	39.4%
Wealth Management segment	490	1,027	(537)	(52.3)%
Subtotal	(10,587)	(6,917)	(3,670)	53.1%

Interest income - Loans and securities lending:
Capital Markets segment	69,730	55,054	14,676	26.7%
Auction and Liquidation segment	—	2,540	(2,540)	(100.0)%
Subtotal	69,730	57,594	12,136	21.1%

Total revenues	$462,312	$312,117	$150,195	48.1%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues increased $150.2 million to $462.3 million during the three months ended September 30, 2023 from $312.1 million during the three months ended September 30, 2022. The increase in revenues during the three months ended September 30, 2023 was primarily due to increases in revenues from sale of goods of $121.0 million, services and fees of $20.7 million, and interest income from loans and securities lending of $12.1 million, partially offset by a decrease in trading (loss) income and fair value adjustments on loans of $3.7 million. The increase in revenue from services and fees in the three months ended September 30, 2023 consisted of increases in revenue of $14.5 million in the Financial Consulting segment, $10.5 million in the Auction and Liquidation segment, $9.9 million in the Communications segment, $5.9 million in All Other, and $3.7 million in the Wealth Management segment, partially offset by decreases in revenue of $23.1 million in the Capital Markets segment and $0.7 million in the Consumer segment.

Revenues from services and fees in the Capital Markets segment decreased $23.1 million to $80.9 million during the three months ended September 30, 2023 from $104.0 million during the three months ended September 30, 2022. The decrease in revenues was primarily due to decreases of $43.3 million in incentive fees, $4.1 million in dividends, $1.3 million of asset management fees, and $1.3 million of commission fees, partially offset by increases of $26.1 million of corporate finance, consulting, and investment banking fees and $0.8 million in interest income.
Revenues from services and fees in the Wealth Management segment increased $3.7 million to $50.9 million during the three months ended September 30, 2023 from $47.1 million during the three months ended September 30, 2022. The increase in revenues was primarily due to an increase in revenue of $3.0 million from wealth and asset management fees.
Revenues from services and fees in the Auction and Liquidation segment increased $10.5 million to $12.5 million during the three months ended September 30, 2023 from $1.9 million during the three months ended September 30, 2022. The increase in revenues was primarily due to an increase in the size and number of retail fee liquidation engagements.
Revenues from services and fees in the Financial Consulting segment increased $14.5 million to $37.4 million during the three months ended September 30, 2023 from $22.8 million during the three months ended September 30, 2022. The increase in revenues was primarily due to an increase of $12.3 million within our Advisory Services division and an increase of $2.2 million within our Real Estate division.
Revenues from services and fees in the Communications segment increased $9.9 million to $82.2 million during the three months ended September 30, 2023 from $72.2 million during the three months ended September 30, 2022. The increase in revenues was primarily due to an increase of $13.4 million in subscription services from the acquisition of the remaining non-controlling interests in Lingo Management, LLC (“Lingo”) in the first quarter of 2023 and BullsEye Telecom (“BullsEye”) acquired in the third quarter of 2022, partially offset by decreases in subscription revenue of $2.8 million for United Online, Inc. (“UOL”), magicJack VocalTec Ltd. (“magicJack”), and Marconi Wireless Holdings, LLC (“Marconi”) and $0.7 million in advertising, licensing and other revenue. We expect UOL, magicJack and Marconi subscription revenue to continue to decline year over year.
Revenues from services and fees in the Consumer segment decreased $0.7 million to $4.3 million during the three months ended September 30, 2023 from $5.0 million during the three months ended September 30, 2022. The primary source of revenue from services and fees included in this segment is the licensing of trademarks.
Revenues from services and fees in All Other, which includes the operations of a regional environmental services business that we acquired in 2022, increased $5.9 million to $9.9 million during the three months ended September 30, 2023 from $4.1 million during the three months ended September 30, 2022.
Trading (loss) income and fair value adjustments on loans decreased approximately $3.7 million to a loss of $10.6 million during the three months ended September 30, 2023 compared to a loss of $6.9 million during the three months ended September 30, 2022. This decrease was primarily due to a decrease of $3.1 million in the Capital Markets segment and a decrease of $0.5 million in the Wealth Management segment. The loss of $10.6 million during the three months ended September 30, 2023 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts of $9.7 million and an unrealized loss on our loans receivable, at fair value of $0.9 million.
Interest income – loans and securities lending increased $12.1 million to $69.7 million during the three months ended September 30, 2023 from $57.6 million during the three months ended September 30, 2022. Interest income from securities lending was $42.3 million and $21.9 million during the three months ended September 30, 2023 and 2022, respectively. Interest income from loans was $27.4 million and $35.7 million during the three months ended September 30, 2023 and 2022, respectively.
Revenues from the sale of goods increased $121.0 million to $125.1 million during the three months ended September 30, 2023 from $4.1 million during the three months ended September 30, 2022. Revenues from sale of goods were attributable to an increase of $58.4 million from the Consumer segment due to the acquisition of Targus in the fourth quarter of 2022 and an increase of $65.1 million from the Auction and Liquidation segment due to an increase in both the number and the size of asset purchase liquidation engagements. Cost of goods sold for the three months ended September 30, 2023 was $78.1 million, resulting in gross margin of 37.6%. Cost of goods sold for the three months ended September 30, 2022 was $3.1 million, resulting in gross margin of 25.2%. The change in gross margin was primarily due to the acquisition of Targus in the fourth quarter of 2022.

Operating Expenses
Direct Cost of Services
Direct cost of services increased approximately $23.3 million to $67.9 million during the three months ended September 30, 2023 from $44.5 million during the three months ended September 30, 2022. The increase in direct cost of services was primarily attributable to increases of $12.2 million from the Auction and Liquidation segment due to the size of the fee and asset sale deals, $7.5 million from the Communications segment from the acquisitions of Lingo in the second quarter of 2022 and BullsEye in the third quarter of 2022, and $3.6 million from All Other due to other acquisitions made during 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the three months ended September 30, 2023 and 2022 were comprised of the following:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$63,798	28.8%	$37,847	23.1%	$25,951	68.6%
Wealth Management segment	48,966	22.1%	53,563	32.7%	(4,597)	(8.6)%
Auction and Liquidation segment	8,405	3.8%	2,228	1.4%	6,177	n/m
Financial Consulting segment	26,857	12.1%	20,131	12.3%	6,726	33.4%
Communications segment	28,394	12.8%	27,107	16.6%	1,287	4.7%
Consumer segment	19,613	8.8%	1,424	0.9%	18,189	n/m
Corporate and All Other	25,655	11.6%	21,427	13.0%	4,228	19.7%
Total selling, general & administrative expenses	$221,688	100.0%	$163,727	100.0%	$57,961	35.4%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses increased by $58.0 million to $221.7 million during the three months ended September 30, 2023 from $163.7 million during the three months ended September 30, 2022. The increase was primarily due to an increase of $26.0 million in the Capital Markets segment, $18.2 million in the Consumer segment, $6.7 million in the Financial Consulting segment, $6.2 million in the Auction and Liquidation segment, $4.2 million in Corporate and All Other, and $1.3 million in the Communications segment, partially offset by a decrease of $4.6 million in the Wealth Management segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment increased by $26.0 million to $63.8 million during the three months ended September 30, 2023 from $37.8 million during the three months ended September 30, 2022. The increase was primarily due to increases of $26.0 million in consulting expenses and $2.4 million in payroll and related expenses, partially offset by decreases of $1.3 million in foreign currency fluctuations and $1.3 million in depreciation and amortization.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $4.6 million to $49.0 million during the three months ended September 30, 2023 from $53.6 million during the three months ended September 30, 2022. The decrease was primarily due to decreases of $2.4 million in other expenses, $1.2 million in legal settlements, and $1.0 million in change in fair value of contingent consideration.

Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment increased $6.2 million to $8.4 million during the three months ended September 30, 2023 from $2.2 million during the three months ended September 30, 2022. The increase was primarily due to increases of $4.1 million in business development activities and $2.4 million in payroll and related expenses.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $6.7 million to $26.9 million during the three months ended September 30, 2023 from $20.1 million during the three months ended September 30, 2022. The increase was primarily due to increases of $4.9 million in payroll and related expenses and $1.8 million in other expenses.
Communications
Selling, general and administrative expenses in the Communications segment increased $1.3 million to $28.4 million for the three months ended September 30, 2023 from $27.1 million for the three months ended September 30, 2022. The increase was primarily due to an increase of $1.7 million from the acquisition of Bullseye in the third quarter of 2022, partially offset by a decrease of $0.6 million in payroll and related expenses.
Consumer
Selling, general and administrative expenses in the Consumer segment increased $18.2 million to $19.6 million for the three months ended September 30, 2023 from $1.4 million during the three months ended September 30, 2022. The increase was primarily due to an increase of $18.8 million from the acquisition of Targus in the fourth quarter of 2022, partially offset by a decrease of $0.5 million in depreciation and amortization.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased approximately $4.2 million to $25.7 million during the three months ended September 30, 2023 from $21.4 million for the three months ended September 30, 2022. The increase was primarily due to $5.4 million in extinguishment of debt and $1.0 million in legal expenses, partially offset by a decrease of $2.0 million in transaction costs.
Impairment of goodwill and tradenames. We recognized impairment charges of $35.5 million during the three months ended September 30, 2023 consisting of $8.0 million in impairment of indefinite-lived tradenames and $27.5 million in impairment of goodwill in the Consumer segment. We performed an interim impairment test as of September 30, 2022 as further discussed in Note 9. There was no impairment recognized during the three months ended September 30, 2022.
Other Income (Expense). Other income included interest income of $0.2 million and $0.7 million during the three months ended September 30, 2023 and 2022, respectively. Dividend income was $12.9 million during the three months ended September 30, 2023 compared to $9.2 million during the three months ended September 30, 2022. Realized and unrealized gains (losses) on investments was a loss of $75.4 million during the three months ended September 30, 2023 compared to a gain of $19.1 million during the three months ended September 30, 2022. The change was primarily due to an decrease in overall values of our investments. Change in fair value of financial instruments and other was a loss of $4.2 million during the three months ended September 30, 2023 and a loss of $0.6 million during the three months ended September 30, 2022. The change was primarily due to the loss on remeasurement of the bebe equity method investment, partially offset by the gain on the sale of certain assets related to our landscaping business. Interest expense was $45.2 million during the three months ended September 30, 2023 compared to $34.6 million during the three months ended September 30, 2022. The increase in interest expense was due to additional debt incurred during the three months ended September 30, 2023 and higher interest rates due to variable rates on certain of our outstanding debt. The increases in interest expense primarily consisted of $5.5 million and $0.5 million from the Nomura term loan and revolving credit facility, respectively, $1.6 million from the Pathlight term loan, $1.2 million from the Lingo term loan, $0.6 million and $1.2 million from the Targus term loan and revolving credit facility, respectively, $0.2 million from the issuance of senior notes, and $0.2 million from the BRPAC term loan. During the three months ended September 30, 2023, loss from equity investments was $0.3 million compared to loss from equity investments of $0.1 million during the three months ended September 30, 2022.
(Loss) Income Before Income Taxes. Loss before income taxes was $91.4 million during the three months ended September 30, 2023 compared to income of $69.0 million during the three months ended September 30, 2022. The change was due to an increase in operating expenses of approximately $204.9 million, a change in realized and unrealized losses on investments of $94.4 million, an increase in interest expense of $10.6 million, an increase in change in fair value of financial instruments and other of $3.6 million, a decrease of $0.5 million in interest income, and a change in loss from equity investments of $0.2 million, partially offset by an increase in revenue of $150.2 million and an increase of $3.7 million in dividend income.
Benefit from (Provision for) Income Taxes. Benefit from income taxes was $15.1 million during the three months ended September 30, 2023 compared to a provision of $16.4 million during the three months ended September 30, 2022. The effective income tax benefit rate was 16.5% for the three months ended September 30, 2023 as compared to a provision of 23.7% for the three months ended September 30, 2022.
Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests was $2.5 million during the three months ended September 30, 2023 compared to net income of $4.8 million during the three months ended September 30, 2022.
Net (Loss) Income Attributable to the Company. Net loss attributable to the Company was $73.8 million during the three months ended September 30, 2023 compared to net income attributable to the Company of $47.8 million for the three months ended September 30, 2022. The change was due to a decrease in realized and unrealized gains (losses) on investments of $94.4 million, a decrease in operating income of $54.7 million, an increase in interest expense of $10.6 million, an increase in change in fair value of financial instruments and other of $3.6 million, a decrease of $0.5 million in interest income, and a change in loss from equity investments of $0.2 million, partially offset by a change from a provision for to a benefit from income taxes of $31.4 million, a change in net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests of $7.3 million, and an increase of $3.7 million in dividend income.

Preferred Stock Dividends. Preferred stock dividends were $2.0 million for the three months ended September 30, 2023 and 2022. Dividends on the Series A preferred paid during the three months ended September 30, 2023 and 2022 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the three months ended September 30, 2023 and 2022 were $0.4609375 per depository share.
Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders was $75.8 million during the three months ended September 30, 2023 compared to net income available to common shareholders of $45.8 million during the three months ended September 30, 2022. The change was due to a decrease in realized and unrealized gains (losses) on investments of $94.4 million, a decrease in operating income of $54.7 million, an increase in interest expense of $10.6 million, an increase in change in fair value of financial instruments and other of $3.6 million, a decrease of $0.5 million in interest income, and a change in loss from equity investments of $0.2 million, partially offset by a change from provision for to benefit from income taxes of $31.4 million, a change in net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests of $7.3 million, and an increase of $3.7 million in dividend income.
Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Revenues:
Services and fees	$743,909	$651,786	$92,123	14.1%
Trading income (loss) and fair value adjustments on loans	83,346	(143,958)	227,304	(157.9)%
Interest income - Loans and securities lending	222,115	182,855	39,260	21.5%
Sale of goods	251,310	7,895	243,415	n/m
Total revenues	1,300,680	698,578	602,102	86.2%
Operating expenses:
Direct cost of services	178,188	73,959	104,229	140.9%
Cost of goods sold	165,996	7,334	158,662	n/m
Selling, general and administrative expenses	623,200	506,062	117,138	23.1%
Restructuring charge	949	8,016	(7,067)	(88.2)%
Impairment of goodwill and tradenames	37,233	—	37,233	100.0%
Interest expense - Securities lending and loan participations sold	106,572	43,757	62,815	143.6%
Total operating expenses	1,112,138	639,128	473,010	74.0%
Operating income	188,542	59,450	129,092	n/m
Other income (expense):
Interest income	3,455	1,253	2,202	175.7%
Dividend income	35,635	26,279	9,356	35.6%
Realized and unrealized losses on investments	(84,960)	(136,205)	51,245	(37.6)%
Change in fair value of financial instruments and other	(3,998)	9,728	(13,726)	(141.1)%
(Loss) income from equity investments	(175)	3,285	(3,460)	(105.3)%
Interest expense	(140,122)	(96,787)	(43,335)	44.8%
Loss before income taxes	(1,623)	(132,997)	131,374	(98.8)%
(Provision for) benefit from income taxes	(14,344)	39,858	(54,202)	(136.0)%
Net loss	(15,967)	(93,139)	77,172	(82.9)%
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(5,680)	9,245	(14,925)	(161.4)%
Net loss attributable to B. Riley Financial, Inc.	$(10,287)	$(102,384)	92,097	(90.0)%
Preferred stock dividends	6,042	6,006	36	0.6%
Net loss available to common shareholders	$(16,329)	$(108,390)	$92,061	(84.9)%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Revenues - Services and fees:
Capital Markets segment	$183,803	$223,448	$(39,645)	(17.7)%
Wealth Management segment	146,660	184,963	(38,303)	(20.7)%
Auction and Liquidation segment	26,817	7,792	19,025	n/m
Financial Consulting segment	93,582	73,081	20,501	28.1%
Communications segment	250,523	142,366	108,157	76.0%
Consumer segment	13,654	14,754	(1,100)	(7.5)%
All Other	28,870	5,382	23,488	n/m
Subtotal	743,909	651,786	92,123	14.1%

Revenues - Sale of goods:
Auction and Liquidation segment	67,009	2,550	64,459	n/m
Communications segment	5,145	5,345	(200)	(3.7)%
Consumer segment	179,156	—	179,156	100.0%
Subtotal	251,310	7,895	243,415	n/m

Trading income (loss) and fair value adjustments on loans
Capital Markets segment	81,111	(147,035)	228,146	(155.2)%
Wealth Management segment	2,235	3,077	(842)	(27.4)%
Subtotal	83,346	(143,958)	227,304	(157.9)%

Interest income - Loans and securities lending:
Capital Markets segment	222,115	178,879	43,236	24.2%
Auction and Liquidation segment	—	3,976	(3,976)	(100.0)%
Subtotal	222,115	182,855	39,260	21.5%

Total revenues	$1,300,680	$698,578	$602,102	86.2%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues increased approximately $602.1 million to $1,300.7 million during the nine months ended September 30, 2023 from $698.6 million during the nine months ended September 30, 2022. The increase in revenues during the nine months ended September 30, 2023 was primarily due to increases in revenues from sale of goods of $243.4 million, an increase in revenue from trading income (loss) and fair value adjustments on loans of $227.3 million, services and fees of $92.1 million, and interest income from loans and securities lending of $39.3 million. The increase in revenue from services and fees in the nine months ended September 30, 2023 consisted of increases in revenue of $108.2 million in the Communications segment, $23.5 million in All Other, $20.5 million in the Financial Consulting segment, and $19.0 million in the Auction and Liquidation segment, partially offset by decreases in revenues of $39.6 million in the Capital Markets segment, $38.3 million in the Wealth Management segment, and $1.1 million in the Consumer segment.

Revenues from services and fees in the Capital Markets segment decreased $39.6 million to $183.8 million during the nine months ended September 30, 2023 from $223.4 million during the nine months ended September 30, 2022. The decrease in revenues was primarily due to decreases of $48.7 million in incentive fees, $7.5 million in commission fees, $4.3 million in asset management fees, and $2.6 million in dividends, partially offset by increases of $18.9 million in corporate finance, consulting, and investment banking fees and $4.5 million in interest income.
Revenues from services and fees in the Wealth Management segment decreased $38.3 million to $146.7 million during the nine months ended September 30, 2023 from $185.0 million during the nine months ended September 30, 2022. The decrease in revenues was primarily due to a decrease in revenue of $26.7 million from wealth and asset management fees, $9.3 million of commission fees, and $2.3 million in other income.
Revenues from services and fees in the Auction and Liquidation segment increased $19.0 million to $26.8 million during the nine months ended September 30, 2023 from $7.8 million during the nine months ended September 30, 2022. The increase in revenues was primarily due to an increase in the size and number of retail fee liquidation engagements.
Revenues from services and fees in the Financial Consulting segment increased $20.5 million to $93.6 million during the nine months ended September 30, 2023 from $73.1 million during the nine months ended September 30, 2022. The increase in revenues was primarily due to an increase of $22.8 million within our Advisory Services division, partially offset by a decrease of $2.3 million within our Real Estate division.
Revenues from services and fees in the Communications segment increased $108.2 million to $250.5 million during the nine months ended September 30, 2023 from $142.4 million during the nine months ended September 30, 2022. The increase in revenues was primarily due to an increase of $117.6 million in subscription services from the controlling interests in Lingo in the second quarter of 2022 and the acquisition of BullsEye in the third quarter of 2022, partially offset by decreases in subscription revenue of $7.5 million and other revenue of $2.0 million for UOL, magicJack and Marconi. We expect UOL, magicJack and Marconi subscription revenue to continue to decline year over year.
Revenues from services and fees in the Consumer segment decreased $1.1 million to $13.7 million during the nine months ended September 30, 2023 from $14.8 million during the nine months ended September 30, 2022. The primary source of revenue from services and fees included in this segment is the licensing of trademarks.
Revenues from services and fees in All Other, which includes the operations of a regional environmental services business that we acquired in 2022, increased $23.5 million to $28.9 million during the nine months ended September 30, 2023 from $5.4 million during the nine months ended September 30, 2022.
Trading income (loss) and fair value adjustments on loans increased $227.3 million to income of $83.3 million during the nine months ended September 30, 2023 compared to a loss of $144.0 million during the nine months ended September 30, 2022. This increase was primarily due to increases of $228.1 million in the Capital Markets segment, partially offset by a decrease of $0.8 million in the Wealth Management segment. The trading income and fair value adjustment on loans of $83.3 million during the nine months ended September 30, 2023 was primarily due to an unrealized gain on our loans receivable, at fair value of $51.6 million and realized and unrealized gain on investments made in our proprietary trading accounts of $31.7 million.
Interest income – loans and securities lending increased $39.3 million to $222.1 million during the nine months ended September 30, 2023 from $182.9 million during the nine months ended September 30, 2022. Interest income from securities lending was $119.6 million and $55.7 million during the nine months ended September 30, 2023 and 2022, respectively. Interest income from loans was $102.5 million and $127.2 million during the nine months ended September 30, 2023 and 2022, respectively.
Revenues from the sale of goods increased $243.4 million to $251.3 million during the nine months ended September 30, 2023 from $7.9 million during the nine months ended September 30, 2022. Revenues from sale of goods were attributable to an increase of $179.2 million from the Consumer segment due to the acquisition of Targus in the fourth quarter of 2022 and an increase of $64.5 million from the Auction and Liquidation segment due to an increase in both the number and the size of asset purchase liquidation engagements, partially offset by a decrease of $0.2 million from the Communications segment. Cost of goods sold for the nine months ended September 30, 2023 was $166.0 million resulting in a gross margin of 33.9%. Cost of goods sold for the nine months ended September 30, 2022 was $7.3 million, resulting in a gross margin of 7.1%. The change in gross margin was primarily due to the acquisition of Targus in the fourth quarter of 2022.

Operating Expenses
Direct Cost of Services
Direct cost of services increased $104.2 million to $178.2 million during the nine months ended September 30, 2023 from $74.0 million during the nine months ended September 30, 2022. The increase in direct cost of services was primarily attributable to increases of $72.5 million from the Communications segment from the acquisitions of Lingo in the second quarter of 2022 and BullsEye in the third quarter of 2022, $16.5 million from All Other due to other acquisitions made during 2022, and $15.2 million from the Auction and Liquidation segment due to the size and number of the fee and asset sale deals.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the nine months ended September 30, 2023 and 2022 were comprised of the following:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$177,628	28.5%	$121,926	24.1%	$55,702	45.7%
Wealth Management segment	146,420	23.5%	210,840	41.7%	(64,420)	(30.6)%
Auction and Liquidation segment	12,987	2.1%	6,225	1.2%	6,762	108.6%
Financial Consulting segment	70,978	11.4%	61,181	12.1%	9,797	16.0%
Communications segment	84,215	13.5%	54,267	10.7%	29,948	55.2%
Consumer segment	62,534	10.0%	4,164	0.8%	58,370	n/m
Corporate and All Other	68,438	11.0%	47,459	9.4%	20,979	44.2%
Total selling, general & administrative expenses	$623,200	100.0%	$506,062	100.0%	$117,138	23.1%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses increased approximately $117.1 million to $623.2 million during the nine months ended September 30, 2023 from $506.1 million during the nine months ended September 30, 2022. The increase was primarily due to an increase of $58.4 million in the Consumer segment, $55.7 million in the Capital Markets segment, $29.9 million in the Communications segment, $21.0 million in Corporate and All Other, $9.8 million in the Financial Consulting segment, and $6.8 million in the Auction and Liquidation segment, partially offset by a decrease of $64.4 million in the Wealth Management segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment increased by $55.7 million to $177.6 million during the nine months ended September 30, 2023 from $121.9 million during the nine months ended September 30, 2022. The increase was primarily due to increases of $74.5 million in consulting expenses, partially offset by decreases of $10.3 million in payroll and related expenses, $4.6 million in penalties, and $3.4 million in change in fair value of contingent consideration.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $64.4 million to $146.4 million during the nine months ended September 30, 2023 from $210.8 million during the nine months ended September 30, 2022. The decrease was primarily due to decreases of $37.2 million in payroll and related expenses, $7.2 million in legal settlements, $5.3 million in penalties, $5.0 million in other expenses, $2.6 million in clearing charges, $2.3 million in legal expenses, $1.3 million in software and equipment expenses, $1.2 million in depreciation and amortization, $1.0 million in change in fair value of contingent consideration, $0.7 million in consulting expenses, and $0.6 million in market data services.

Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment increased by $6.8 million to $13.0 million during the nine months ended September 30, 2023 from $6.2 million during the nine months ended September 30, 2022. The increase was primarily due to increases of $4.0 million in business development activities and $2.5 million in payroll and related expenses.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $9.8 million to $71.0 million during the nine months ended September 30, 2023 from $61.2 million during the nine months ended September 30, 2022. The increase was primarily due to increases of $6.0 million in payroll and related expenses, $2.8 million in other expenses, and $0.9 million in travel and entertainment expenses.
Communications
Selling, general and administrative expenses in the Communications segment increased $29.9 million to $84.2 million for the nine months ended September 30, 2023 from $54.3 million for the nine months ended September 30, 2022. The increase was primarily due to increases of $36.0 million from the controlling interest in Lingo in the second quarter of 2022 and from the acquisition of Bullseye in the third quarter of 2022, partially offset by a decrease of $2.9 million in payroll and related expenses, $1.8 million in other expenses, $0.7 million in marketing expenses and $0.6 million in transaction costs.
Consumer
Selling, general and administrative expenses in the Consumer segment increased $58.4 million to $62.5 million for the nine months ended September 30, 2023 from $4.2 million during the nine months ended September 30, 2022. The increase was primarily due to an increase of $59.8 million from the acquisition of Targus in the fourth quarter of 2022, partially offset by a decrease of $1.4 million in depreciation and amortization.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased approximately $21.0 million to $68.4 million during the nine months ended September 30, 2023 from $47.5 million for the nine months ended September 30, 2022. The increase was primarily due to increases of $6.5 million from the acquisition of other businesses in 2022, $5.4 million loss on extinguishment of debt, $4.5 million change in fair value of contingent consideration, $3.9 million in foreign currency fluctuations, and $0.7 million in other expenses.
Impairment of goodwill and tradenames. We recognized impairment charges of $37.2 million during the nine months ended September 30, 2023 consisting of $8.0 million in impairment of indefinite-lived tradenames and $27.5 million of impairment of goodwill in the Consumer segment and $1.7 million in impairment of tradenames in the Capital Markets segment. We performed an interim impairment test as of September 30, 2023 as further discussed in Note 9. There was no impairment recognized during the nine months ended September 30, 2022.
Other Income (Expense). Other income included interest income of $3.5 million and $1.3 million during the nine months ended September 30, 2023 and 2022, respectively. Dividend income was $35.6 million during the nine months ended September 30, 2023 compared to $26.3 million during the nine months ended September 30, 2022. Realized and unrealized losses on investments was $85.0 million during the nine months ended September 30, 2023 compared to losses of $136.2 million during the nine months ended September 30, 2022. The change was primarily due to an increase in overall values of our investments. Change in fair value of financial instruments and other was a loss of $4.0 million during the nine months ended September 30, 2023 and a gain of $9.7 million during the nine months ended September 30, 2022. The loss during the nine months ended September 30, 2023 was primarily due to the loss on remeasurement of the bebe equity method investment, partially offset by the gain on the sale of certain assets related to our landscaping business in 2023. Interest expense was $140.1 million during the nine months ended September 30, 2023 compared to $96.8 million during the nine months ended September 30, 2022. The increase in interest expense was due to additional debt incurred during the nine months ended September 30, 2023 and higher interest rates due to variable rates on certain of our outstanding debt. The increases in interest expense primarily consisted of $13.9 million from the Pathlight term loan, $11.6 million and $1.7 million from the Nomura term loan and revolving credit facility, respectively, $4.4 million from the Lingo term loan, $3.9 million from the issuance of senior notes, $1.8 million and $3.7 million from the Targus term loan and revolving credit facility, respectively, and $1.9 million from the BRPAC term loan. During the nine months ended September 30, 2023, loss from equity investments was $0.2 million compared to income of $3.3 million during the nine months ended September 30, 2022. The decrease was primarily due to $6.9 million in earnings related to the bebe equity method investment in 2022, partially offset by $3.7 million in losses recognized from the conversion of debt to equity in the acquisition of Lingo in the second quarter of 2022.
Loss Before Income Taxes. Loss before income taxes was $1.6 million during the nine months ended September 30, 2023 compared to a loss of $133.0 million during the nine months ended September 30, 2022. The change was due to an increase in revenue of $602.1 million, a change in realized and unrealized losses on investments of $51.2 million, an increase of $9.4 million in dividend income, and an increase of $2.2 million in interest income, partially offset by an increase in operating expenses of approximately $473.0 million, an increase in interest expense of $43.3 million, a decrease in change in fair value of financial instruments and other of $13.7 million, and a decrease in income from equity investments of $3.5 million.
(Provision for) Benefit from Income Taxes. Provision for income taxes was $14.3 million during the nine months ended September 30, 2023 compared to a benefit of $39.9 million during the nine months ended September 30, 2022. The change in the effective income tax rate during the nine months ended September 30, 2023 compared to the prior year is primarily due to the impact of the non-cash goodwill impairment charge of $27.5 million, which is further discussed in Note 9, not being tax deductible and other items that are not tax deductible on the loss before income taxes of $1.6 million.
Net (Loss) Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests was $5.7 million during the nine months ended September 30, 2023 compared to net income of $9.2 million during the nine months ended September 30, 2022.
Net Loss Attributable to the Company. Net loss attributable to the Company was $10.3 million during the nine months ended September 30, 2023 compared to a net loss attributable to the Company of $102.4 million for the nine months ended September 30, 2022. The change was due to an increase in operating income of $129.1 million, a change in realized and unrealized loss on investments of $51.2 million, a decrease in net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests of $14.9 million, an increase of $9.4 million in dividend income, and an increase of $2.2 million in interest income, partially offset by a change from benefit from to provision for income taxes of $54.2 million, an increase in interest expense of $43.3 million, a decrease in change in fair value of financial instruments and other of $13.7 million, and a decrease in income from equity investments of $3.5 million.

Preferred Stock Dividends. Preferred stock dividends were $6.0 million for the nine months ended September 30, 2023 and 2022. Dividends on the Series A preferred paid during the nine months ended September 30, 2023 and 2022 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the nine months ended September 30, 2023 and 2022 were $0.4609375 per depository share.
Net Loss Available to Common Shareholders. Net loss available to common shareholders was $16.3 million during the nine months ended September 30, 2023 compared to net loss available to common shareholders of $108.4 million during the nine months ended September 30, 2022. The change was due to an increase in operating income of $129.1 million, a change in realized and unrealized loss on investments of $51.2 million, a decrease in net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests of $14.9 million, an increase of $9.4 million in dividend income, and an increase of $2.2 million in interest income, partially offset by a change from benefit from to provision for income taxes of $54.2 million, an increase in interest expense of $43.3 million, a decrease in change in fair value of financial instruments and other of $13.7 million, and a decrease in income from equity investments of $3.5 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the nine months ended September 30, 2023 and 2022, we generated net loss of $16.0 million and net loss of $93.1 million, respectively. Our cash flows and profitability are impacted by capital market engagements performed on a quarterly and annual basis and amounts realized from the sale of our investments in marketable securities.

As of September 30, 2023, we had $252.3 million of unrestricted cash and cash equivalents, $2.1 million of restricted cash, $1,197.6 million of securities and other investments, at fair value, $549.1 million of loans receivable, at fair value, and $2,363.9 million of borrowings outstanding. The borrowings outstanding of $2,363.9 million as of September 30, 2023 included $1,667.1 million from the issuance of series of senior notes that are due at various dates ranging from May 31, 2024 to August 31, 2028 with interest rates ranging from 5.00% to 6.75%, $618.3 million in term loans borrowed pursuant to the Targus, Lingo, BRPI Acquisition Co LLC (“BRPAC”), and Nomura credit agreements discussed below, $57.2 million of revolving credit facility under the Targus credit facility discussed below, and $21.3 million of notes payable.
We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, funds available under the Targus, Lingo, BRPAC, and Nomura term loans, funds available under the Targus and Nomura revolving credit facilities, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On November 8, 2023, we declared a regular dividend of $1.00 per share that will be paid on or about November 30, 2023 to stockholders of record as of November 20, 2023. During the year ended December 31, 2022, we paid cash dividends on our common stock of $119.5 million. While it is the Board’s current intention to make regular dividend payments of $1.00 per share each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of common stock dividend activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
July 25, 2023	August 21, 2023	August 11, 2023	$1.000	$—	$1.000
May 4, 2023	May 23, 2023	May 16, 2023	1.000	—	1.000
February 22, 2023	March 23, 2023	March 10, 2023	1.000	—	1.000
November 3, 2022	November 29, 2022	November 15, 2022	1.000	—	1.000
July 28, 2022	August 23, 2022	August 11, 2022	1.000	—	1.000
April 28, 2022	May 20, 2022	May 11, 2022	1.000	—	1.000
February 23, 2022	March 23, 2022	March 9, 2022	1.000	—	1.000

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of September 30, 2023, dividends in arrears in respect of the Depositary Shares were $0.8 million. On October 10, 2023, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on October 31, 2023 to holders of record as of the close of business on October 23, 2023.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of September 30, 2023, dividends in arrears in respect of the Depositary Shares were $0.5 million. On October 10, 2023, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on October 31, 2023 to holders of record as of the close of business on October 23, 2023.

A summary of preferred stock dividend activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 was as follows:

		Stockholder	Preferred Dividend per Depositary Share
Date Declared	Date Paid	Record Date	Series A	Series B
October 10, 2023	October 31, 2023	October 23, 2023	$0.4296875	$0.4609375
July 11, 2023	July 31, 2023	July 21, 2023	0.4296875	0.4609375
April 10, 2023	May 1, 2023	April 21, 2023	0.4296875	0.4609375
January 9, 2023	January 31, 2023	January 20, 2023	0.4296875	0.4609375
October 10, 2022	October 31, 2022	October 21, 2022	0.4296875	0.4609375
July 7, 2022	July 29, 2022	July 19, 2022	0.4296875	0.4609375
April 7, 2022	April 29, 2022	April 19, 2022	0.4296875	0.4609375
January 10, 2022	January 31, 2022	January 21, 2022	0.4296875	0.4609375
Our principal sources of liquidity to finance our business are our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.
Cash Flow Summary

	Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(40,957)	$(72,814)
Investing activities	312,954	41,746
Financing activities	(285,459)	(8,822)
Effect of foreign currency on cash	(3,116)	(6,587)
Net decrease in cash, cash equivalents and restricted cash	$(16,578)	$(46,477)
Cash used in operating activities was $41.0 million during the nine months ended September 30, 2023 compared to cash used in operating activities of $72.8 million during the nine months ended September 30, 2022. Cash used in operating activities for the nine months ended September 30, 2023 consisted of the impact of net loss of $16.0 million, noncash items of $40.9 million, and changes in operating assets and liabilities of $65.9 million. The positive cash flow impact from noncash items of $40.9 million included depreciation and amortization of $38.1 million, impairment of goodwill and intangibles of $37.2 million, share-based compensation of $35.3 million, provision for doubtful accounts of $5.9 million, loss on extinguishment of debt of $5.3 million, income allocated for mandatorily redeemable noncontrolling interests of $1.3 million, effect of foreign currency of $0.7 million, income from equity investments of $0.2 million, and dividends from equity investments of $0.2 million, partially offset by fair value adjustments of $42.8 million, deferred income taxes of $21.4 million, gain on sale of businesses, disposal of fixed assets, and other of $9.6 million, and non-cash interest and other of $9.4 million. Cash used in operating activities for the nine months ended September 30, 2022 consisted of the negative impact of net loss of $93.1 million, noncash items of $13.3 million, and changes in operating assets and liabilities of $33.7 million. The negative cash flow impact from noncash items of $13.3 million included deferred income taxes of $81.8 million, de-consolidation of B. Riley Principal 150 Merger Corporation (“BRPM 150”) of $8.3 million, gain on equity investments of $6.8 million, noncash interest and other of $5.4 million, income from equity investments of $3.3 million, and gain on extinguishment of loan of $1.1 million, partially offset by share-based compensation of $45.8 million, depreciation and amortization of $26.5 million, fair value adjustments of $6.3 million, impairment of intangibles and loss on disposal of fixed assets of $5.5 million, effect of foreign currency of $3.2 million, provision for doubtful accounts of $2.8 million, dividends from equity investments of $2.5 million, and income allocated for mandatorily redeemable noncontrolling interests of $0.8 million.

Cash provided by investing activities was $313.0 million during the nine months ended September 30, 2023 compared to cash provided by investing activities of $41.7 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, cash provided by investing activities consisted of cash provided by loans receivable repayment of $543.6 million, funds received from trust account of subsidiary of $175.8 million, proceeds from sale of property, equipment, intangible assets, and other of $17.3 million, and sale of loan receivable of $7.5 million, partially offset by cash used in purchases of loans receivable of $405.4 million, acquisition of businesses and minority interest of $15.3 million, purchases of property and equipment of $5.8 million, and purchase of equity and other investments of $4.9 million. During the nine months ended September 30, 2022, cash provided by investing activities consisted of cash received from loans receivable repayment of $408.7 million and funds received from trust account of subsidiary of $172.6 million, partially offset by cash used for purchases of loans receivable of $421.7 million, acquisition of businesses of $113.6 million, purchases of equity and other investments of $2.8 million, and purchases of property and equipment of $1.4 million.
Cash used in financing activities was $285.5 million during the nine months ended September 30, 2023 compared to cash used in financing activities of $8.8 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, cash used in financing activities primarily consisted of $504.2 million used in the repayment of term loan, $261.7 million used in payment of revolving lines of credit, $175.8 million used in redemption of subsidiary temporary equity and distributions, $111.0 million used to pay dividends on our common shares, $58.9 million used to redeem senior notes, $53.7 million used to repurchase our common shares, $27.2 million used to pay debt issuance and offering costs, $11.9 million used to repay our notes payable, $8.6 million used in ESPP and payment of employment taxes on vesting of restricted stock, $6.0 million used to pay dividends on our preferred shares, $4.0 million in distributions to noncontrolling interests, and $1.9 million used to pay contingent consideration, partially offset by cash provided by $628.2 million in proceeds from term loans, $191.3 million in proceeds from revolving line of credit, $115.0 million in proceeds from issuance of common stock, $4.3 million in contributions from noncontrolling interests, and $0.5 million in proceeds from issuance of preferred stock. During the nine months ended September 30, 2022, cash used in financing activities primarily consisted of $172.6 million used in the redemption of subsidiary temporary equity and distributions, $90.4 million used to pay dividends on our common shares, $60.9 million used in the repayment of term loan, $6.7 million used in payment of employment taxes on vesting of restricted stock, $6.0 million used to pay dividends on our preferred shares, $5.3 million used in repayment of revolving line of credit, $3.4 million in distributions to noncontrolling interests, $1.4 million used in the payment of debt issuance and offering costs, $0.7 million used in the payment of contingent consideration, and $0.4 million used to repay our notes payable, partially offset by cash provided by $275.7 million in proceeds from borrowings under a term loan, $51.2 million in proceeds from issuance of senior notes, $11.4 million in contributions from noncontrolling interests, and $0.6 million in proceeds from issuance of preferred stock.
FRG Commitments
On May 10, 2023, we entered into certain agreements pursuant to which we had, among other things, agreed to provide certain equity funding and other support in connection with the acquisition (the “Acquisition”) by Freedom VCM, Inc., a Delaware corporation (the “Parent”), of FRG. We entered into an Equity Commitment Letter with Freedom VCM (“TopCo”), the parent company of the Parent, and the Parent, pursuant to which we agreed to provide to TopCo, at or prior to the closing of the Acquisition, an amount equal to up to $560.0 million in equity financing. We and FRG also entered into a Limited Guarantee in favor of FRG, pursuant to which we agreed to guarantee to FRG the due and punctual payment, performance and discharge when required by Parent or its subsidiary to FRG of certain liabilities and obligations of the Parent or such subsidiary. On August 21, 2023, in connection with the completion of the Acquisition and our portion of the equity financing, our obligations pursuant to the Equity Commitment Letter and Limited Guarantee were satisfied.
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
The Targus Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. The Borrower was not in compliance with the Fixed Charge Coverage Ratio financial covenant as of September 30, 2023. The Borrower entered into Amendment No.1 to the Targus Credit Agreement on October 31, 2023, which, among other things, modified the Fixed Charge Coverage Ratio which waived the financial covenant breach. The Borrower is in compliance with the Targus Credit Agreement and no event of default has occurred.
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
Principal outstanding that is due in quarterly installments started on December 31, 2022. Quarterly installments from December 31, 2023 to September 30, 2027 are in the amount of $1.4 million per quarter and the remaining principal balance is due at final maturity on October 18, 2027.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $22.0 million (net of unamortized debt issuance costs of $0.4 million) and $26.0 million (net of unamortized debt issuance costs of $0.6 million) and the outstanding balance on the revolver loan was $57.2 million and $53.0 million, respectively. Interest expense on these loans during the three and nine months ended September 30, 2023 was $1.8 million (including amortization of deferred debt issuance costs of $0.1 million and unused commitment fees of $0.02 million) and $5.5 million (including amortization of deferred debt issuance costs of $0.4 million and unused commitment fees of $0.1 million), respectively. The interest rate on the term loan was 9.24% and 8.43% and the interest rate on the revolver loan ranged between 7.42% to 10.25% and 6.03% to 9.25% as of September 30, 2023 and December 31, 2022, respectively.
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
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of September 30, 2023 and December 31, 2022, the interest rate on the Lingo Credit Agreement was 8.93% and 7.89%, respectively.
The Lingo Credit Agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. We are in compliance with all financial covenants in the Lingo Credit Agreement as of September 30, 2023.
Principal outstanding is due in quarterly installments. The quarterly installment for December 31, 2023 is in the amount of $2.3 million, quarterly installments from March 31, 2024 to December 31, 2024 are in the amount of

$2.7 million per quarter, quarterly installments from March 31, 2025 to June 30, 2027 are in the amount of $3.7 million, and the remaining principal balance is due at final maturity on August 16, 2027.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $67.6 million (net of unamortized debt issuance costs of $0.8 million) and $72.0 million (net of unamortized debt issuance costs of $1.0 million), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2023 was $1.6 million (including amortization of deferred debt issuance costs of $0.1 million) and $4.8 million (including amortization of deferred debt issuance costs of $0.2 million), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2022 was $0.4 million (including amortization of deferred debt issuance costs of $0.03 million).
Nomura Credit Agreement
We and our wholly owned subsidiaries, BR Financial Holdings, LLC, and BR Advisory & Investments, LLC had entered into a credit agreement dated June 23, 2021 (as amended, the “Prior Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Wells Fargo Bank, N.A., as collateral agent, for a four-year $300.0 million secured term loan credit facility (the “Prior Term Loan Facility”) and a four-year $80.0 million secured revolving loan credit facility (the “Prior Revolving Credit Facility”) with a maturity date of June 23, 2025.
On August 21, 2023, we and our wholly owned subsidiary, BR Financial Holdings, LLC (the “Borrower”) entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, for a four-year $500.0 million secured term loan credit facility (the “New Term Loan Facility”) and a four-year $100.0 million secured revolving loan credit facility (the “New Revolving Credit Facility” and together, the “New Credit Facilities”). The purpose of the Credit Agreement was to (i) fund the Freedom VCM equity investment, (ii) prepay in full the Prior Term Loan Facility and Prior Revolving Credit Facility with an aggregate outstanding balance of $347.9 million, which included $342.0 million in principal and $5.9 million in interest and fees, (iii) fund a dividend reserve in an amount not less than $65.0 million, (iv) pay related fees and expenses, and (v) for general corporate purposes. We recorded a loss on extinguishment of debt related to the Prior Credit Agreement of $5.4 million, which was included in selling, general and administrative expenses on the condensed consolidated statements of operations.
SOFR rate loans under the New Credit Facilities accrue interest at the adjusted term SOFR rate plus an applicable margin of 6.00%. In addition to paying interest on outstanding borrowings under the New Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion, which is determined by the average utilization of the facility for the immediately preceding fiscal quarter.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. We are in compliance with all financial covenants in the Credit Agreement as of September 30, 2023.
Commencing on September 30, 2023, the New Term Loan Facility began to amortize in equal quarterly installments of 0.625% of the principal amount of the term loan as of the closing date with the remaining balance due at final maturity on August 21, 2027. Quarterly installments from December 31, 2023 to June 30, 2027 are in the amount of $3.1 million per quarter.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $477.8 million (net of unamortized debt issuance costs of $19.1 million) and $287.0 million (net of unamortized debt issuance costs of $5.5 million), respectively. Interest on the term loan during the three months ended September 30, 2023 and 2022 was $11.3 million (including amortization of deferred debt issuance costs of $0.8 million) and $5.7 million (including amortization of deferred debt issuance costs of $0.5 million), respectively. Interest on the term loan during the nine months ended September 30, 2023 and 2022 was $26.1 million (including amortization of deferred debt issuance costs of $1.8 million) and $14.6 million (including amortization of deferred debt issuance costs of $1.5 million), respectively. The interest rate on the term loan as of September 30, 2023 and December 31, 2022 was 11.38% and 9.23%, respectively.

We had an outstanding balance of zero and $74.7 million under the revolving facility as of September 30, 2023 and December 31, 2022, respectively. Interest on the revolving facility during the three months ended September 30, 2023 and 2022 was $1.9 million (including unused commitment fees of $0.05 million and amortization of deferred financing costs of $0.2 million) and $1.4 million (including unused commitment fees of $0.01 million and amortization of deferred financing costs of $0.1 million), respectively. Interest on the revolving facility during the nine months ended September 30, 2023 and 2022 was $5.4 million (including unused commitment fees of $0.08 million and amortization of deferred financing costs of $0.5 million) and $3.7 million (including unused commitment fees of $0.01 million and amortization of deferred financing costs of $0.4 million), respectively. The interest rate on the Revolving Credit Facility as of September 30, 2023 and December 31, 2022 was 11.38% and 9.23%, respectively.
Wells Fargo Credit Agreement
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the SOFR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related Credit Agreement. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $0.02 million and $0.02 million during the three months ended September 30, 2023 and 2022, respectively and $0.05 million and $0.2 million during the nine months ended September 30, 2023 and 2022, respectively. There was no outstanding balance on this credit facility as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, there were no open letters of credit outstanding.
We are in compliance with all financial covenants in the asset based credit facility as of September 30, 2023.
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
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the BRPAC Credit Agreement. We are in compliance with all financial covenants in the BRPAC Credit Agreement as of September 30, 2023.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of September 30, 2023 and December 31, 2022, the interest rate on the BRPAC Credit Agreement was 8.44% and 7.65%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. The quarterly installment on December 31, 2023 is in the amount of $4.4 million, quarterly installments from March 31, 2024 to December 31, 2026 are in the amount of $3.5 million per quarter, the quarterly installment on March 31, 2027 is in the amount of $2.6 million, and the remaining principal balance is due at final maturity on June 30, 2027.
As of September 30, 2023 and December 31, 2022, the outstanding balance on the term loan was $50.9 million (net of unamortized debt issuance costs of $0.5 million) and $68.7 million (net of unamortized debt issuance costs of $0.7 million), respectively. Interest expense on the term loan during the three months ended September 30, 2023 and 2022 was $1.2 million (including amortization of deferred debt issuance costs of $0.1 million) and $1.1 million (including amortization of deferred debt issuance costs of $0.1 million), respectively. Interest expense on the term loan during the nine months ended September 30, 2023 and 2022 was $4.0 million (including amortization of deferred debt issuance costs of $0.2 million) and $2.2 million (including amortization of deferred debt issuance costs of $0.3 million), respectively.
Senior Note Offerings
During the three months ended September 30, 2023 and 2022, we issued zero and $15.4 million, respectively, and during the nine months ended September 30, 2023 and 2022, we issued $0.2 million and $51.3 million, respectively, of senior notes due with maturities dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. We filed a series of prospectus supplements with the SEC in respect of our offerings of these senior notes.
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
As of September 30, 2023 and December 31, 2022, the total senior notes outstanding was $1,667.1 million (net of unamortized debt issue costs of $14.1 million) and $1,721.8 million (net of unamortized debt issue costs of $18.1 million), respectively, with a weighted average interest rate of 5.71% and 5.75%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $25.1 million and $25.1 million during the three months ended September 30, 2023 and 2022, respectively, and $78.1 million and $74.2 million during the nine months ended September 30, 2023 and 2022, respectively.

The most recent sales agreement prospectus was filed by us with the SEC on January 5, 2022 (the “January 2022 Sales Agreement Prospectus”). This program provides for the sale by the Company of up to $250.0 million of certain of the Company’s senior notes. As of September 30, 2023 and December 31, 2022, the Company had $138.0 million and $138.2 million, respectively, remaining availability under the January 2022 Sales Agreement.
Recent Accounting Standards
See Note 3(p) to the accompanying financial statements for recent accounting standards we have recently adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We periodically use derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of September 30, 2023 and December 31, 2022, there were no forward exchange contracts outstanding.

The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The net gain from forward exchange contracts was zero during the three months ended September 30, 2023 and 2022 and zero and $0.1 million during the nine months ended September 30, 2023 and 2022, respectively. This amount is reported as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

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
Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. In our portfolio of securities owned, we invest in loans receivable that primarily bear interest at a floating rate of interest. If floating rates of interest had increased by 1% during the nine months ended September 30, 2023, the rate increase would have resulted in an increase in interest expense of $2.2 million.
The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable, and investments in partnership interests. Our cash and cash equivalents through September 30, 2023 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $190.1 million and $10.1 million during the nine months ended September 30, 2023 and 2022, respectively or 14.6% and 1.4% of our total revenues of $1,300.7 million and $698.6 million during the nine months ended September 30, 2023 and 2022, respectively. Foreign revenues during the nine months ended September 30, 2023 are primarily due to sale of goods in our Consumer segment. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a loss of $0.4 million and gain of $1.9 million during the nine months ended September 30, 2023 and 2022, respectively. We may be exposed to foreign currency risk; however, our operating results during the nine months ended September 30, 2023 and 2022, included $190.1 million and $10.1 million of revenues, respectively, and $78.2 million and $6.5 million of operating expenses from our foreign subsidiaries, respectively, and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $6.6 million and $0.9 million change in our operating income during the nine months ended September 30, 2023 and 2022, respectively.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of September 30, 2023 our disclosure controls and procedures were not effective at the reasonable assurance level.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2023, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 through July 31, 2023	—	$—	—	$30,979
August 1 through August 31, 2023	3,326	$46.84	—	$30,979
September 1 through September 30, 2023	2,750	$43.93	—	$30,979
Total	6,076	$45.52	—
______________________________
(1) Includes purchases of 6,076 shares made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under our 2021 Stock Incentive Plan.
(2) Includes purchases of zero shares under the Company's annual share repurchase programs. In November 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of the Company's outstanding common shares and the reauthorized program expires in October 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld upon the vesting of restricted stock units to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.
The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.
Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1	Credit Agreement, dated August 21, 2023 among B. Riley Financial, Inc., Br Financial Holdings, LLC, Nomura Corporate Funding Americas, LLC, and Computershare Trust Company, N.A	8-K	10.1	8/25/2023

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: November 9, 2023	By:	/s/ PHILLIP J. AHN
	Name:	Phillip J. Ahn
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)