Form 10-K
period 2023-12-31
B. Riley Financial, Inc.
filed 2024-04-24
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $831.2 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.
As of April 12, 2024, there were 30,295,303 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in Part III of this Annual Report on Form 10-K is incorporated by reference to an amendment to this Form 10-K to be filed with the the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

B. RILEY FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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

Our platform is comprised of more than 2,700 affiliated professionals, including employees and independent contractors. We are headquartered in Los Angeles, California and maintain offices throughout the U.S., including in New York, Chicago, Metro District of Columbia, Atlanta, Boston, Dallas, Metro Detroit, Houston, Memphis, Miami, San Francisco, Boca Raton, and West Palm Beach, as well as additional offices located in Canada, Europe, Asia, and Australia.

B. Riley was founded in 1997 by our Co-Chief Executive Officers Bryant Riley and Tom Kelleher, incorporated in Delaware in 2009, and became publicly listed through its strategic combination with Great American Group, LLC in 2014.

Our Business Segments

We report our activities in six reportable business segments: Capital Markets, Wealth Management, Financial Consulting, Auction and Liquidation, Communications, and Consumer Products segment. The descriptions below illustrate the businesses that comprise our segments.

Capital Markets Segment

We provide investment banking and institutional brokerage services to publicly traded and privately held companies, institutional investors, and financial sponsors; fund and asset management services to institutional and high-net-worth individual investors; and direct lending services to middle market companies.

In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. We maintain an investment portfolio comprised of public and private equities and debt securities. We also opportunistically provide loans to our clients and other borrowers. Our investment approach is value-oriented and represents a core competency of our capital markets strategy. We act as an advisor to our clients, which at times involves complex transactions consistent with our value-oriented investment philosophy. We often provide consulting, capital raising, or investment banking services for companies in which B. Riley may have significant influence through equity ownership, representation on the board of directors (or similar governing body), or both.

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

Institutional Sales and Trading

Our institutional equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades on behalf of clients, sells the securities of companies for which we act as an underwriter, and makes a market in over 1,500 securities. We maintain active trading relationships with over 1,000 institutional money managers.

Securities Lending

We engage in securities-based lending which involves the borrowing and lending of equity and fixed income securities.

Proprietary Trading

We also engage in proprietary trading for strategic investment purposes and to facilitate the execution of client transactions by utilizing the firm’s capital.

Fund Management and Asset Management

We manage private funds and funds of funds. Our managed funds invest in both public and private equities and debt securities, often leveraging the insight, expertise, and resources of our affiliates. Assets under management (“AUM”) for this business totaled over $287.0 million as of December 31, 2023.

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
Venture Capital

We invest in late-stage private growth companies with a path towards public markets. We typically participate in rounds by allocating between $1.0-10.0 million as part of a larger round (Series B, C, or D), with an investment horizon over two to three years. We are not a venture fund; investments are made off-balance sheet and syndicated across B. Riley’s investment banking, institutional, and high-net-worth individual client base.

Wealth Management Segment

We provide retail brokerage, investment management, and insurance, and tax preparation services to individuals and families, small businesses, non-profits, trusts, foundations, endowments, and qualified retirement plans through a boutique private wealth and investment management firm to meet the individual financial needs and goals of our customers.

Our experienced financial advisors provide investment management, retirement planning, education planning, wealth transfer and trust coordination, and lending and liquidity solutions. Our investment strategists provide strategies and real-time market views and commentary to help our clients make important and informed financial and investment decisions. AUM in our wealth management segment totaled approximately $25.4 billion as of December 31, 2023.

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
Valuation and Appraisal

We are primarily engaged by major lending institutions, private equity firms, and other providers of capital for valuation services in support of mergers and acquisitions, lending, and other transaction financing activities. Our appraisal professionals offer deep specialization across industries and asset classes, including consumer retail, wholesale and industrial inventory, machinery and equipment, real estate, tax valuation, intellectual property (“IP”), fixed assets, business and securities, and intangible assets. We conduct over 1,600 independent appraisals annually, many of which include recurring company assignments to support asset-based lending (“ABL”) facilities. Our appraisal division’s broad client base represents a vast network of companies for which other B. Riley affiliates may also provide services.

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

Communications Segment

Our communications portfolio of companies consists of related businesses that we have acquired for attractive risk-adjusted investment return characteristics. We may pursue future acquisitions to expand this portfolio of businesses which currently includes: Lingo Management, LLC (“Lingo Management”), a global cloud/unified communications (“UC”) and managed service provider that includes the operations of BullsEye Telecom (“BullsEye”) that was merged into Lingo Management in July 2023, a single source communications and cloud technology provider (collectively “Lingo”); Marconi Wireless Holdings, LLC (“Marconi Wireless”), a mobile virtual network operator (“MVNO”) that provides mobile phone voice, text, and data services and devices; magicJack VoIP Services, LLC, (“magicJack”), a VoIP cloud-based technology and communications provider that offers related devices and subscription services; and United Online, Inc. (“UOL”), an Internet access provider that offers dial-up, mobile broadband and digital subscriber line (“DSL”) services under the NetZero and Juno brands.

Consumer Products Segment

The Consumer Products segment is comprised of Targus, which is a multinational company that designs, manufactures, and sells consumer and enterprise productivity products with a large business-to-business (B2B) customer client base and global distribution in over 100 countries. The Targus product line includes laptop and tablet cases, backpacks, universal docking stations, and computer accessories. The Company acquired Targus on October 18, 2022.

Recent Developments
Great American Group Strategic Alternatives Review. On February 29, 2024, we announced that we had retained Moelis & Company LLC as an independent financial advisor to assist in our review of strategic alternatives for our Appraisal and Valuation Services, and Retail, Wholesale & Industrial Solutions businesses (collectively formerly known as “Great American Group”), which could include a potential sale or other transaction. If a potential transaction were to be consummated, we anticipate that proceeds may be used in a variety of ways including de-levering our balance sheet, repurchasing shares and bonds in the open market, and investing in the platform and in particular, B. Riley Securities, Inc. (“BRS”). There can be no assurances that we will complete, or as to the terms of, any such potential transaction.
Audit Committee Review/Investigation. As previously disclosed, after we learned from news reports in November 2023 that Brian Kahn, the then Chief Executive Officer of Freedom VCM Holdings, LLC (“Freedom VCM”) and the Franchise Group, Inc. (“FRG”), was identified as an unindicted co-conspirator in SEC allegations and criminal charges of securities fraud against an executive of an unrelated hedge fund, the Audit Committee of the Board retained Sullivan & Cromwell LLP to conduct a thorough, internal review of the transactions among Mr. Kahn (and his affiliates) and the Company (and its affiliates). The review confirmed what we previously disclosed: that the Company and its executives, including Bryant Riley, had no involvement with, or knowledge of, any of the alleged misconduct concerning Brian Kahn or any of his affiliates. On February 22, 2024, our Board of Directors issued a statement regarding its review of the circumstances associated with our participation in the management-led buyout of FRG and related matters.
Subsequently, the Audit Committee engaged Winston & Strawn LLP as separate, independent counsel to assist the Audit Committee in conducting an investigation of these same matters and related allegations. As separately disclosed by us on the date of this Annual Report, following receipt of the results of the independent investigation as assisted by Winston & Strawn LLP, the Board of Directors and the Audit Committee reconfirmed that the Company and its executives, including Bryant R. Riley, Chairman and Co-Chief Executive Officer, had no involvement with, or knowledge of, any of the alleged misconduct concerning Brian Kahn or any of his affiliates.

FRG Take-Private and Related Transactions.

On August 21, 2023, we acquired an equity interest in Freedom VCM for $216.5 million in cash in connection with the closing of the acquisition of FRG, by a buyer group that included members of senior management of FRG, led by Brian Kahn, FRG’s then Chief Executive Officer (the “FRG take-private transaction”). In connection with the closing of the FRG take-private transaction, we terminated an investment advisory agreement (the “Advisory Agreement”) with Mr. Kahn. Pursuant to the Advisory Agreement, Mr. Kahn, as financial advisor, had the sole power to vote or dispose of $64.6 million of shares of FRG common stock (based on the value of FRG shares in the FRG take-private transaction as of the closing date of such transaction) held of record by BRS. Upon the termination of the Advisory Agreement, (i) Mr. Kahn’s right to vote or dispose of such FRG shares terminated, (ii) such FRG shares owned by BRS were rolled over into additional equity interests in Freedom VCM in connection with the FRG take-private transaction, and (iii) Mr. Kahn owed a total of $20.9 million to us under the Advisory Agreement which amount was added to, and included in, the Amended and Restated Note (as defined below). Simultaneously with the completion of the FRG take-private transaction, one of our subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Mr. Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes our subsidiary the aggregate principal amount of $200.5 million and bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn, the CEO and a board member of Freedom VCM as of December 31, 2023, and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227.3 million as of August 21, 2023. On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was $232.1 million as of December 31, 2023. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral. Deterioration in the collateral, including in the performance of Freedom VCM or delays in the execution of its strategies, including the possible disposition of additional businesses and further de-leveraging of its balance sheet, for the loan receivable may impact the ultimate collection of principal and interest. In the event the loan balance and accrued interest exceed the underlying collateral value of the loan, this will impact the fair value of the loan and result in an unrealized loss being recorded in the consolidated statements of operations.

Following these transactions, we own an equity interest of $281.1 million or 31% of the outstanding equity interests in Freedom VCM. Also in connection with the FRG take-private transaction, on August 21, 2023 all of the equity interests of B. Riley Receivables II, LLC (“BRRII”), a majority-owned subsidiary of the Company, were sold to a Freedom VCM affiliate, which resulted in a loss of $0.1 million. In connection with the sale, the Freedom VCM affiliate assumed the obligations with respect to the Pathlight Credit Agreement, as further discussed in Note 12 to our consolidated financial statements, and we entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58.9 million, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 (the “Freedom Receivables Note”) with payments of principal and interest on the note limited solely to performance of certain receivables held by BRRII. As of December 31, 2023, the loan balance was $42.2 million.

On December 18, 2023, we made a $108.0 million loan to Conn’s Inc. (“Conn’s”) a specialty retailer of home goods, pursuant to a second-lien term loan and security agreement (the “Conn’s Term Loan”) in connection with the acquisition by Conn’s of W.S. Badcock LLC (“Badcock”), a portfolio company of Freedom VCM. The Conn’s Term Loan bears interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on February 20, 2027. The Conn’s Term Loan is secured by liens (subject, in the case of priority, to the liens under Conn’s revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders party thereto) on substantially all of the assets of the Conn’s, the other borrowers party thereto and their subsidiaries, subject to customary exceptions.

This loan is reported as a related party loan receivable due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023.
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
Our communications and consumer products businesses primarily provide services and related consumer products to individual customers.
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

Our Targus and brand businesses compete with companies that own other brands and trademarks, and other consumer brands as these companies could enter into similar licensing arrangements with domestic and international retailers and wholesalers.
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
Our asset management subsidiaries are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.
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
Our Targus business conducts operations in a number of countries and is subject to a variety of laws and regulations which vary from country to country. Such laws and regulations include, in addition to environmental regulations described below, tax, import/export and anti-corruption laws, varying accounting, auditing and financial reporting standards, import or export restrictions or licensing requirements, trade protection measures, custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations.

Our Targus business and its respective contract manufacturers are subject to regulation under various federal, state, local, and foreign laws concerning the environment, including laws addressing governing the manufacturing use and distribution of materials and chemical substances in products, their safe use, and laws restricting the presence of certain substances in electronics products. We could incur costs, including fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we or our contract manufacturers were to violate or become liable under environmental laws.

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
Human Capital
As of December 31, 2023, we had 2,383 full time employees across our business and industry verticals, spanning, among others, investment professionals, investment bankers, brokers, advisors, and experts in appraisal, forensic accounting, restructuring and turnaround, and asset disposition. Over the past year, we have welcomed colleagues through our acquisitions and attracted top talent to our platform. We graduated another large intern class in 2023, including several who converted into full time roles. The dedication and support of our internal Finance and Accounting, Human Resources, Operations, Technology, Marketing and Communication, and Legal and Compliance teams continue to be paramount to both B. Riley and our clients’ collective success.
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
Five years ago, we launched our Ambassador Program to facilitate increased intra- and inter-organizational relationships and to identify and support emerging leaders across our organization. Every two years, each of our major functional groups selects rising stars within their respective divisions. These are highly motivated individuals who have demonstrated their interest to grow with the firm by participating in collaborative knowledge sharing across our divisions and serve to promote firmwide internal learning and development initiatives across B. Riley.
The Ambassador Program is just one example of initiatives developed to foster our culture and purpose across our affiliated companies. We strive to expand our efforts in attracting talent from diverse cultural backgrounds to support the expansion of racial and gender diversity, equity, and inclusion within the industries in which we operate. We participate in targeted job fairs and events to seek out underrepresented talent. We partner with a nonprofit foundation whose mission is to develop industry education programs that support developing diverse leaders as they prepare to embark upon their careers. We look forward to expanding these and other initiatives to support our efforts.
We offer competitive compensation and benefits to support our employees’ wellbeing and reward strong performance. Our pay-for-performance compensation philosophy is designed to reward employees for achievement and to align employee interests with the firm’s long-term growth. Our benefits program includes healthcare, wellness initiatives, retirement offerings, paid time off, and flexible leave arrangements. We also offer all employees access to our employee assistance program, physical health and mental wellness programs and whenever possible, support flexible employment arrangements, such as remote work, that provide personal flexibility without sacrificing productivity and client service.
Workplace health and safety is vital to the successful operation of our business. The safety and protection of our employees, visitors, and event attendees is our utmost priority and an integral part of any function or service we provide. We have established a business continuity plan that addresses how we can respond to threats, while ensuring that we can continue to provide quality service to our clients and shareholders at all times.
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
•Events and developments arising out of our investment in Freedom VCM and our prior business relationship with Brian Kahn has had and may continue to have adverse effects on our business, results of operations, reputation, and stock price.
•Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.
•We have identified material weaknesses in internal control over financial reporting which exposes us to additional risks and uncertainties and could cause the market value of our securities to decline or impact our ability to access the capital markets.
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
•Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data or personally identifiable information could adversely affect our business, and could subject us to liability or reputational damage.

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
•The price of our securities may be adversely affected by third parties who raise allegations about our Company.
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
In the event existing internal and external financial resources do not satisfy our needs, we would have to seek additional outside financing. The availability of outside financing will depend on a variety of factors, such as our financial condition and results of operations, the availability of acceptable collateral, market conditions, the general availability of credit, the volume of trading activities, and the overall availability of credit to the financial services industry, all of which are under increased pressure due to the continuing inflationary environment and increased interest rates.
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

Our third-party contract manufacturers are located across several countries in Asia, which could expose us to risks associated with doing business in those geographic areas.

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
Events and developments arising out of our investment in Freedom VCM and our prior business relationship with Brian Kahn has had and may continue to have adverse effects on our business, results of operations, reputation, and stock price.

On August 21, 2023, we completed the FRG take-private transaction, as further described in Item 1. Business – Recent Developments – FRG Take-Private and Related Transactions. In November 2023, we learned from news reports that Mr. Kahn was identified as an unindicted co-conspirator in criminal and civil charges of securities fraud against the executive of an unrelated hedge fund.

While we had no involvement with, or knowledge of, any of the alleged misconduct concerning that hedge fund (and each of the separate review and investigations undertaken by the Audit Committee of our Board of Directors confirmed this), as a result of these matters we have experienced and will likely continue to experience adverse impacts on our business, results of operations, reputation, and/or stock price. These adverse impacts arise and will likely continue to arise out of current and future legal proceedings initiated since the November 2023 news reports, the many continuing unfounded allegations by short sellers and others, the substantial short pressure on our stock price (for further information, see the Risk Factor “—The price of our securities may be adversely affected by third parties who raise allegations about our Company” below), and the resulting damage to certain business relationships and employee morale, among others. We have incurred and will continue to incur expenses in connection with these matters and any future legal proceedings arising out of these matters, which expenses may be material and, in some cases, are not or will not be covered by insurance.

We are also subject to risks as a result of the concentration of investments in Freedom VCM given (i) our ownership of a 31% equity interest in Freedom VCM, (ii) the $200.5 million amended and restated promissory note secured by Freedom VCM equity interests (the “Amended and Restated Note”), and (iii) the Freedom Receivables Note. Accordingly, we may suffer adverse impacts on our financial condition or results of operations as a result of Freedom VCM and its subsidiary FRG performing worse than we expect; the development of their strategies, including the possible disposition of additional businesses and further de-leveraging of their balance sheet, taking longer than expected; the risks associated with consumer-facing businesses described elsewhere in these Risk Factors; and current and future claims, demands, and legal proceedings arising out of the FRG take-private transaction itself and for Mr. Kahn’s ownership of and involvement with Freedom VCM and FRG and related expenses which may be material. For example, as it relates to the $200.5 million Amended and Restated Note, the Company has determined that the repayment of the Note will be primarily from the cash distributions from Freedom VCM or the foreclosure on the underlying collateral provided by Mr. Kahn and his spouse being in the Freedom VCM equity interests. In addition, in light of Mr. Kahn’s alleged involvement with the alleged misconduct concerning Prophecy Asset Management LP, we can provide no assurances that we will not be subject to claims asserting an interest in the Freedom VCM equity interests owned by Mr. Kahn, including those that collateralize the Amended and Restated Note. If a claim were successful, it would diminish the value of the collateral which could impact the carrying value of the loan. If such claims are made, however, we believe we have valid defenses from any such claim and any such claim would be without merit. For further information regarding existing litigation, please refer to the matters disclosed under the heading “Item 3. Legal Proceedings”.

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
The Company may be limited to the amount of net operating loss carryforwards that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2023, the Company believes that its net operating loss carryforwards, net of any existing allowances provided, will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets. However, to the extent that the Company is unable to utilize such net operating losses, it may have a material adverse effect on the Company’s financial condition and results of operations.
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
We have identified material weaknesses in our internal control over financial reporting, and these material weaknesses, or our failure or inability to remediate them, or our failure to otherwise design and maintain effective internal control over financial reporting, exposes us to additional risks and uncertainties and could result in loss of investor confidence, shareholder litigation or governmental proceedings or investigations, any of which could cause the market value of our securities to decline or impact our ability to access the capital markets.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. As reported in Item 9A, Controls and Procedures of this Annual Report, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
As a result of these material weaknesses, we are subject to additional risks and uncertainties. For example, we cannot assure you that the measures we have taken to date and that we intend to continue to take will be sufficient to remediate the internal control deficiencies that led to our material weaknesses, that the material weaknesses will be remediated on a timely basis, or that additional material weaknesses will not be identified in the future. If the steps we take do not remediate the outstanding material weaknesses in a timely manner, there could continue to be a possibility that these control deficiencies or others could result in a material misstatement of our annual or interim consolidated financial statements. Moreover, remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate our existing, or any future, material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, or we failure to otherwise design and maintain effective internal control over financial reporting, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, financial condition, price of our securities, and ability to access the capital markets through equity or debt issuances could be adversely affected. In addition, we may be subject to governmental investigations and penalties and litigation as a result of these control deficiencies.
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
A substantial portion of our cash flows and net income are dependent upon payments from our investments in consumer finance receivables.

We have a related party loan receivable with a fair value of approximately $20.6 million from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) that is collateralized by consumer finance receivables of Badcock. These consumer finance receivables were acquired from Badcock in multiple purchases beginning in December 2021. On December 18, 2023, Badcock was sold by Freedom VCM to Conn’s. and now operates as a wholly owned subsidiary of Conn’s. This continues to be reported as a related party loan receivable due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023.

The Company also has a related party loan receivable from a Freedom VCM affiliate with a fair value of approximately $42.2 million, the Freedom Receivables Note (see Part I, Item 1 above). The Freedom Receivables Note resulted from the sale of BRRII to a Freedom VCM affiliate and the collateral for this note includes the collection of certain consumer finance receivables by the Freedom VCM affiliate. The collectability and repayment of the principal balance and interest on these loans receivable, which total $62.8 million, are a function of many factors including the ultimate collection of the consumer finance receivables that collateralize the loans, criteria used to select the consumers that were issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which consumers repay their accounts or become delinquent, and the rate at which consumers borrow funds. Deterioration in these factors would adversely impact our business. In addition, to the extent we have over-estimated collectability, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.
Our investment in these loans is not diversified and primarily originates from consumers whose creditworthiness is considered less than prime. Our reliance on these receivables may in the future negatively impact our performance.
Economic slowdowns increase our credit losses. During periods of economic slowdown or recession, we generally experience an increase in rates of delinquencies and frequency and severity of credit losses. Our actual rates of delinquencies and frequency and severity of credit losses may be comparatively higher during periods of economic slowdown or recession.
Because a significant portion of our reported interest income is based on management’s estimates of the future performance of receivables that collateralize $62.8 million of loans receivable, at fair value as of December 31, 2023, differences between actual and expected performance of the receivables may cause fluctuations in interest income. The fair value of these loans and the interest income we report are based on management’s estimates of cash flows we expect to receive on receivables that collateralize the loan receivable. The expected cash flows are based on management’s estimates of future default rates, payment rates, servicing costs, and charge-offs from the receivables portfolio. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables can occur and cause fluctuations in the interest income we record. For instance, higher than expected rates of delinquencies and losses from the receivables portfolio could cause interest income to be lower than expected.
Our past and ongoing investment in consumer credit receivables may not be indicative of our ability to grow such receivables in the future. Additionally, even if such receivables continue to increase, the rate of such growth could decline. If we cannot manage the growth in receivables effectively, it could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows. Furthermore, reliance upon our relationship with a single retailer may adversely affect our revenues and operating results from our receivables portfolio.
Changes to consumer protection laws or changes in their interpretation may impede collection efforts or otherwise adversely impact us or the originator of our receivables.
Federal and state consumer protection laws regulate the creation and enforcement of consumer receivables and other loans. Many of these laws (and the related regulations) are focused on non-prime lenders and are intended to prohibit or curtail industry-standard practices as well as non-standard practices. For instance, Congress enacted legislation that regulates loans to military personnel through imposing interest rate and other limitations and requiring new disclosures, all as regulated by the Department of Defense. Similarly, in 2009, Congress enacted legislation that required changes to a variety of marketing, billing, and collection practices, and the Federal Reserve adopted significant changes to a number of practices through its issuance of regulations. Badcock originated the transactions that underlie our receivables investments and any others we may make. Furthermore, we rely on Badcock to service our receivables portfolio. We depend on Badcock to comply with all applicable laws and regulations applicable to our receivables portfolio, and for Badcock to adapt to changing laws and regulations. Furthermore, if Badcock becomes unable or unwilling to continue to service our receivables portfolio, we will likely need to engage another third party to provide such services, which could cause us to incur unanticipated costs. Changes in the consumer protection laws could result in the following:
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
In addition, investment performance is one of the most important factors in retaining existing investors and competing for new asset management business. Investment performance may be poor as a result of the current or future difficult market or economic conditions, including changes in interest rates or inflation, acts of war, aggression or terrorism, widespread outbreaks of disease, such as the COVID-19 pandemic or similar pandemics, or political uncertainty, our investment style, the particular investments that we make, and other factors. Poor investment performance may result in a decline in our revenues and income by causing (i) the net asset value of the assets under our management to decrease, which would result in lower management fees to us, (ii) lower investment returns, resulting in a reduction of incentive fee income to us, and (iii) investor redemptions, which would result in lower fees to us because we would have fewer assets under management.
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
Currently, the mobile network service of our Marconi Wireless business is entirely dependent upon services acquired from one service provider. If we are unable to maintain, renew or obtain a new agreement with the telecommunications provider on acceptable terms, or the provider discontinues its services, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.
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
Risks Related to Our Consumer Products Segment
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

Risks Related to Our Brands Portfolio
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
The businesses in our communications segment compete with numerous communications providers, many of whom are large and have significantly more financial and marketing resources. The principal competitors for UOL’s mobile broadband and DSL services include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers.
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
Our Consumer Products segment, competes with companies that make consumer retail products and/or own other brands and trademarks. Targus operates in an intensely competitive marketplace along with many other makers of consumer and enterprise productivity products. Competitors to our Consumer Products segment may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to brand acquisition, development and marketing.
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
In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, or could lead to the public exposure of personal information (including personally identifiable information) of our employees, customers, business partners, and others. For example, on April 5, 2024, Targus discovered that a threat actor gained unauthorized access to certain of Targus’ file systems. This matter, as well as our cybersecurity policies and procedures, is discussed in greater detail in Item 1C of Part I, “Cybersecurity”. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.
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
In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 that took effect in 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification requirements and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. In addition, the California Consumer Privacy Act effective since January 1, 2020 applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA established new requirements regarding handling of personal data to entities serving or employing California residents, and gave consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. Such rights were expanded under the California Privacy Rights Act (“CPRA”) which went into effect on January 1, 2023. In addition, similar laws have and may be adopted by other states where the Company does business. The impact of the CCPA and other state privacy laws on the Company’s business is yet to be determined.
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
Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 32.7% of our outstanding common stock as of December 31, 2023. In particular, our Chairman and Co-Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 7,082,190 shares of our common stock or 23.8% of our outstanding common stock as of December 31, 2023. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:
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
While we currently pay dividends quarterly, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. For example, while we paid regular quarterly dividends of $1.00 per share of common stock in 2023 and 2022, in the first quarter of 2024 we reduced our dividend to $0.50 per share. The determination regarding the payment of dividends is subject to the discretion of our Board of Directors, and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will pay dividends in future periods.
Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.
Together with our subsidiaries, we have a significant amount of indebtedness and substantial debt service requirements. As of December 31, 2023, we had approximately $2,356.4 million of outstanding indebtedness. The terms of the instruments governing such indebtedness contain various restrictions and covenants regarding the operation of our business, including, but not limited to, restrictions on our ability to merge or consolidate with or into any other entity. We may also secure additional debt financing in the future in addition to our current debt. Our level of indebtedness generally could adversely affect our operations and liquidity, by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures, acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.
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
In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. Following the increase in market interest rates over the last two years, the market value of our senior notes has declined. We cannot predict the future level of market interest rates, but to the extent market interest rates continue to rise, the market value of our existing senior notes can be expected to further decline. Additionally, if interest rates continue to rise, we may be required to refinance existing lower interest rate indebtedness with indebtedness bearing a higher rate of interest, and our issuance of new indebtedness at higher interest rates would likely cause the market value of our existing indebtedness that we do not refinance to decline. We cannot predict the future level of market interest rates.
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
The price of our securities may be adversely affected by third parties who raise allegations about our Company.
Short sellers and others who raise allegations regarding the legality of our business activities, some of whom are positioned to profit if the price of our securities decline, have negatively affected the price of our securities and may continue to do so. For example, in early 2023, a short-focused research firm raised allegations regarding our investment portfolio, accounting practices, and other matters, and announced that they had taken a significant short position regarding our common stock, leading to public scrutiny and significant volatility in the price of our securities. This firm, as well as additional short sellers, have raised additional allegations over the course of 2023 and 2024, particularly around our relationship with Brian Kahn and the FRG take-private as further described in Item 1. Business – Recent Developments – FRG Take-Private and Related Transactions. These reports and allegations have caused and may continue to cause significant volatility in the price of our common stock and other securities that may cause the value of a securityholder’s investment to decline rapidly.
We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including on X (fka “Twitter”), other forms of social media, articles, message boards and other media. This includes coverage that is not attributable to statements made by our directors, officers, employees or agents. Information provided by third parties may not be reliable or accurate and has materially impacted, and may continue to materially impact, the trading price of our common stock and other securities which could cause investors to lose their investments.
A “short squeeze” due to a sudden increase in demand for our securities that largely exceeds supply has led to, and may continue to lead to, extreme price volatility in our securities.
Investors may purchase our common stock and other securities to hedge existing exposure or to speculate on the price of our common stock and other securities. Speculation on the price of our securities may involve long and short exposures. To the extent aggregate short exposure exceeds the number of securities available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase our securities for delivery to lenders of our securities. Those repurchases may, in turn, dramatically increase the price of our securities until additional securities are available for trading or borrowing. This is often referred to as a “short squeeze.”

A large proportion of our common stock has been and may continue to be traded by short sellers which may increase the likelihood that our common stock will be the target of a short squeeze. It is also possible that such a short squeeze could develop with respect to our other securities. A short squeeze could lead to volatile price movements in our securities that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the securities necessary to cover their short positions, the price of our securities may rapidly decline. Securityholders that purchase securities that are the subject of the short squeeze during such short squeeze may lose a significant portion of their investment.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems.

These processes include internal and external vulnerability management systems, security grading systems, scanning systems, firewalls and breach alert systems, among others. Such systems and processes are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data include confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. As part of our risk management process, we conduct monthly vulnerability scans, annual penetration testing, phishing tests, annual risk assessments, and ad-hoc application security assessments. We also maintain a variety of playbooks for our incident response plan that are utilized when incidents are detected. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity and compliance training at least annually.

In addition, we engage certain third-party security providers to assist with assessing, identifying, and managing cybersecurity risks. Such services include but are not limited to managed security providers, assessors, consultants, auditors, and penetration testers. We also use a third party vendor management software to assess the security posture of other material third party vendors to reduce the impact of a security incident from such vendors. As discussed below, we rely on notifications from third-parties and other external alert systems to identify material risks that may exist with such parties.

Our cybersecurity team is led by our chief information security officer, who is responsible for implementing and maintaining cybersecurity and data protection practices at the Company in close coordination with senior management and other teams across the Company. The chief information security officer provides regular updates to the Cybersecurity Committee (discussed further below) of which he is also a member. Our chief information security officer has extensive cybersecurity knowledge and skills gained from over 19 years of experience at the Company as chief information security officer and chief information officer where he has been responsible for implementing and maintaining cybersecurity and data protection practices, implementing complex technology solutions, and managing large groups of technology professionals. He holds multiple cybersecurity industry focused certifications and reports directly to the Co-Chief Executive Officer.

Cybersecurity incidents come to the attention of the Company from the cybersecurity team which may be notified of such incidents from internal vulnerability monitoring systems, third-party vendors, government or industry alerts, media broadcasts, or employee self-reporting. Risk assessment and mitigation efforts related to cybersecurity incidents are subject to oversight by the Cybersecurity Committee, which monitors the prevention, detection, and remediation of such incidents. The Cybersecurity Committee, which is comprised of directors from different divisions within the Company, as well as members of the cybersecurity team and the chief information security officer, oversees Company policies and procedures for protecting cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. The Cybersecurity Committee meets at least quarterly or whenever a material cybersecurity incident is identified at the Company. Material cybersecurity incidents, as well as mitigation efforts related to such incidents, are promptly reported to senior management.

Our cybersecurity risks and associated mitigation efforts are continuously monitored and evaluated by senior management as part of the Company’s overall risk management process. In addition, a report prepared by the chief information security officer outlining any material cyber risks as well as any mitigation efforts is presented by the chief information security officer to the Audit Committee of our Board of Directors on a quarterly basis as part of the Company’s enterprise risk assessment.

On April 5, 2024, Targus discovered that a threat actor gained unauthorized access to certain of Targus’ file systems. Upon discovery and with assistance from external cybersecurity counsel and consultants, Targus immediately activated its incident response and business continuity protocols to investigate, contain, and remediate the incident. Through this process, proactive containment measures to disrupt unauthorized access resulted in a temporary interruption in the business operations of the Targus network. The incident has been contained and Targus systems recovery efforts are in process. While the investigation is ongoing and the incident has temporarily disrupted Targus’ business operations, as of the date of this filing, the Company does not currently believe that this incident will materially impact the Company’s financial condition or results of operations taken as a whole. Business operations for each of the Company’s other subsidiaries have continued without disruption in all material respects, and no other Company business has been affected. Targus’ systems are not shared with or connected to the systems of other Company businesses and no other Company business has been affected. Targus has notified relevant regulatory authorities and will work with law enforcement with respect to the unauthorized access to information.

The Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “Risks Related to Data Security and Intellectual Property,” which should be read in conjunction with the information above.
Item 2. PROPERTIES
Our headquarters are located in Los Angeles, California in a leased facility. We believe that this facility and our other existing facilities are suitable and adequate for the business conducted therein, appropriately used and have sufficient capacity for their intended purpose.
Item 3. LEGAL PROCEEDINGS
The Company is subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from our securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding our business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. In view of the number and diversity of claims against our company, the number of jurisdictions in which litigation is pending, and the inherent difficulty of predicting the outcome of litigation and other claims, we cannot state with certainty what the eventual outcome of pending litigation or other claims will be. Notwithstanding this uncertainty, the Company does not believe that the results of these claims are likely to have a material effect on its financial statements.
On January 24, 2024, a putative securities class action complaint was filed by Mike Coan in U.S. Federal District Court, Central District of California, against the Company, Bryant Riley, Tom Kelleher, and Phillip Ahn (“Defendants”). The purported class includes persons and entities that purchased shares of the Company’s common stock between May 10, 2023 and November 9, 2023. The complaint alleges that (a) the Company failed to disclose to investors that (i) Brian Kahn, had been implicated in a conspiracy to defraud third party investors, and (ii) the Company financed Brian Kahn and others in connection with a going private transaction involving FRG, and (b) as a result of the foregoing, the Company engaged in securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A second putative class action lawsuit was filed on March 15, 2024 by the KL Kamholz Joint Revocable Trust (“Kamholz”). This complaint asserts similar allegations as the Coan complaint and covers an alleged class period between February 28, 2022 and November 9, 2023. The Kamholz complaint further alleges that Defendants knew or should have known that Brian Kahn was engaged in illegal activities, including a conspiracy to commit fraud, and nonetheless proceeded with the FRG going-private transaction. The Company believes these claims are meritless and intends to defend this action.

On September 21, 2023, we received a demand alleging that certain payments in the aggregate amount of approximately $32.2 million made by Sorrento Therapeutics, Inc. (“Sorrento”), a chapter 11 debtor in U.S. Bankruptcy Court, Southern District of Texas, to B. Riley Commercial Capital, LLC (“BRCC”), pursuant to that certain Bridge Loan Agreement dated September 30, 2022 between Sorrento and BRCC, are avoidable as preferential transfers. The Company believes the Sorrento Unsecured Creditors Committee’s preference claims lack merit, and the Company intends to assert its statutory defenses to defeat the claim.

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
As of April 12, 2024, there were approximately 131 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.
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
Recent Repurchases of Equity Securities
During the three months ended December 31, 2023, we made the following purchases of shares of our common stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1 through October 31, 2023	76	$36.21	—	$30,979
November 1 through November 30, 2023	715,071	$21.91	715,071	$34,328
December 1 through December 31, 2023	13,183	$18.50	6,706	$34,206
Total	728,330	$21.85	721,777
(1) Includes purchases of 6,553 shares made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under our 2021 Stock Incentive Plan.
(2) Includes purchases of 721,777 shares under the Company's annual share repurchase program. In November 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases of up to $50.0 million of the Company's outstanding common shares and expires in October 2024.

Share Performance Graph
The following graph and table compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Financial Index and S&P 500 index for the period from December 31, 2018 to December 31, 2023. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

B.Riley Financial, Inc.
Common Stock Price
Five Year Comparison

B. Riley Financial, Inc.
Russell 2000 Financial
S&P 500
$900
$800
$700
$600
$500
$400
$300
$200
$100
$—
2018
2019
2020
2021
2022
2023

As of December 31,	2018	2019	2020	2021	2022	2023
B. Riley Financial, Inc.	$100	$189	$353	$849	$353	$244
Russell 2000 Financial	$100	$120	$114	$144	$118	$128
S&P 500	$100	$129	$150	$190	$153	$190

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
Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: volatility in our revenues and results of operations; changing conditions in the financial markets; our ability to generate sufficient revenues to achieve and maintain profitability; our exposure to credit risk; the short term nature of our engagements; the accuracy of our estimates and valuations of inventory or assets in “guarantee” based engagements; failure to successfully compete in any of our businesses; potential losses related to our auction or liquidation engagements; our dependence on communications, information and other systems and third parties; potential losses related to purchase transactions in our auction and liquidations business; the potential loss of financial institution clients; potential losses from or illiquidity of our proprietary investments; changing economic and market conditions, including continuing inflation and any further actions by the Federal Reserve to address inflation and the possibility of recession or an economic downturn; the effects of pandemics or severe public health crises, and other related impacts including supply chain disruptions, labor shortages and increased labor costs; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; loss of key personnel; our ability to borrow under our credit facilities or at-the-market offering as necessary; failure to comply with the terms of our credit agreements or senior notes; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the diversion of management time on acquisition-related issues; the failure of our brand investment portfolio licensees to pay us royalties; the impact of legal proceedings, including those related to the allegations raised against Brian Kahn; the activities of short sellers and their impact on our business and reputation; and the effect of geopolitical instability, including wars, conflicts and terrorist attacks, including the impacts of Russia’s invasion of Ukraine and conflicts in the Middle East. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

We are headquartered in Los Angeles, California and maintain offices throughout the U.S., including in New York, Chicago, Metro District of Columbia, Atlanta, Boston, Dallas, Metro Detroit, Houston, Memphis, Miami, San Francisco, Boca Raton, and West Palm Beach as well as additional offices located in Canada, Europe, Asia, and Australia.

We report our activities in six reportable business segments: Capital Markets, Wealth Management, Financial Consulting, Auction and Liquidation, Communications, and Consumer Products segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure. During the fourth quarter of 2023, we reassessed our previously reported Consumer segment due to organizational changes and financial information provided to the Chief Operating Decision Maker (“CODM”). These changes resulted in Targus’ operations being reported on a stand-alone basis in the Consumer Products segment and the operations related to brand licensing that was previously reported in the Consumer segment being reported in the All Other Category that is reported with Corporate and Other.
Recent Developments
Great American Group Strategic Alternatives Review. On February 29, 2024, we announced that we had retained Moelis & Company LLC as an independent financial advisor to assist in our review of strategic alternatives for our Appraisal and Valuation Services, and Retail, Wholesale & Industrial Solutions businesses (collectively formerly known as “Great American Group”), which could include a potential sale or other transaction. If a potential transaction were to be consummated, we anticipate that proceeds may be used in a variety of ways including de-levering our balance sheet, repurchasing shares and bonds in the open market, and investing in the platform and in particular, B. Riley Securities, Inc. (“BRS”). There can be no assurances that we will complete, or as to the terms of, any such potential transaction.
Audit Committee Review/Investigation. As previously disclosed, after we learned from news reports in November 2023 that Brian Kahn, the then Chief Executive Officer of Freedom VCM Holdings, LLC (“Freedom VCM”) and the Franchise Group, Inc. (“FRG”), was identified as an unindicted co-conspirator in SEC allegations and criminal charges of securities fraud against an executive of an unrelated hedge fund, the Audit Committee of the Board retained Sullivan & Cromwell LLP to conduct a thorough, internal review of the transactions among Mr. Kahn (and his affiliates) and the Company (and its affiliates). The review confirmed what we previously disclosed: that the Company and its executives, including Bryant Riley, had no involvement with, or knowledge of, any of the alleged misconduct concerning Brian Kahn or any of his affiliates. On February 22, 2024, our Board of Directors issued a statement regarding its review of the circumstances associated with our participation in the management-led buyout of FRG and related matters.
Subsequently, the Audit Committee engaged Winston & Strawn LLP as separate, independent counsel to assist the Audit Committee in conducting an investigation of these same matters and related allegations. As separately disclosed by us on the date of this Annual Report, following receipt of the results of the Audit Committee's independent investigation as assisted by Winston & Strawn LLP, the Board of Directors and the Audit Committee reconfirmed that the Company and its executives, including Bryant R. Riley, Chairman and Co-Chief Executive Officer, had no involvement with, or knowledge of, any of the alleged misconduct concerning Brian Kahn or any of his affiliates.
FRG Take-Private and Related Transactions.
On August 21, 2023, we acquired an equity interest in Freedom VCM for $216.5 million in cash in connection with the closing of the acquisition of FRG, by a buyer group that included members of senior management of FRG, led by Brian Kahn, FRG’s then Chief Executive Officer (the “FRG take-private transaction”). In connection with the closing of the FRG take-private transaction, we terminated an investment advisory agreement (the “Advisory Agreement”) with Mr. Kahn. Pursuant to the Advisory Agreement, Mr. Kahn, as financial advisor, had the sole power to vote or dispose of $64.6 million of shares of FRG common stock (based on the value of FRG shares in the FRG take-private transaction as of the closing date of such transaction) held of record by BRS. Upon the termination of the Advisory Agreement, (i) Mr. Kahn’s right to vote or dispose of such FRG shares terminated, (ii) such FRG shares owned by BRS were rolled over into additional equity interests in Freedom VCM in connection with the FRG take-private transaction, and (iii) Mr. Kahn owed a total of $20.9 million to us under the Advisory Agreement which amount was added to, and included in, the Amended and Restated Note (as defined below). Simultaneously with the completion of the FRG take-private transaction, one of our subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Mr. Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes our subsidiary the aggregate principal amount of $200.5 million and bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn, the CEO and a board member of Freedom VCM as of December 31, 2023, and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227.3 million as of August 21, 2023. On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was $232.1 million as of December 31, 2023. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral. Deterioration in the collateral, including in the performance of Freedom VCM or delays in the execution of its strategies, including the possible disposition of additional businesses and further de-leveraging of its balance sheet, for the loan receivable may impact the ultimate collection of principal and interest. In the event the loan balance and accrued interest exceed the underlying collateral value of the loan, this will impact the fair value of the loan and result in an unrealized loss being recorded in the consolidated statements of operations.
Following these transactions, we own an equity interest of $281.1 million or 31% of the outstanding equity interests in Freedom VCM. Also in connection with the FRG take-private transaction, on August 21, 2023 all of the equity interests of B. Riley Receivables II, LLC (“BRRII”), a majority-owned subsidiary of the Company, were sold to a Freedom VCM affiliate, which resulted in a loss of $0.1 million. In connection with the sale, the Freedom VCM affiliate assumed the obligations with respect to the Pathlight Credit Agreement, as further discussed in Note 12 to our consolidated financial statements, and we entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58.9 million, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 (the “Freedom Receivables Note”) with payments of principal and interest on the note limited solely to performance of certain receivables held by BRRII.. The loan is measured for impairment based on the fair value of the underlying collateral and personal guarantee of Kahn. Deterioration in the collateral for the loan receivable may impact the ultimate collection of principal and interest and amounts recorded as interest income on the loan. As of December 31, 2023, the loan balance was $42.2 million.
On December 18, 2023, we made a $108.0 million loan to Conn’s Inc. (“Conn’s”) a specialty retailer of home goods, pursuant to a second-lien term loan and security agreement (the “Conn’s Term Loan”) in connection with the acquisition by Conn’s of W.S. Badcock LLC (“Badcock”), a portfolio company of Freedom VCM. The Conn’s Term Loan bears interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on February 20, 2027. The Conn’s Term Loan is secured by liens (subject, in the case of priority, to the liens under Conn’s revolving credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders party thereto) on substantially all of the assets of the Conn’s, the other borrowers party thereto and their subsidiaries, subject to customary exceptions.
This loan is reported as a related party loan receivable due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023.
Our diversified financial platform is affected by a variety of factors including continuing higher inflation, the actions by the Federal Reserve to address inflation, the possibility of recession or an economic downturn, Russia's invasion of Ukraine, the conflicts in the Middle East, and rising energy prices. These factors create uncertainty about the future economic environment which will continue to evolve and may impact our business in future periods. These developments and the impact on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position, and cash flows may be materially adversely affected.
Results of Operations
The following period to period comparisons of our financial results are not necessarily indicative of future results. A discussion of changes in our results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Statements of Operations
(Dollars in thousands)

	Year Ended December 31, 2023		Year Ended December 31, 2022		Change
	Amount	%	Amount	%	Amount	%
Revenues:
Services and fees	$1,002,370	61.1%	$895,623	82.9%	$106,747	11.9%
Trading income (loss) and fair value adjustments on loans	41,828	2.5%	(202,628)	(18.8)%	244,456	(120.6)%
Interest income - Loans and securities lending	284,896	17.3%	245,400	22.7%	39,496	16.1%
Sale of goods	314,506	19.1%	142,275	13.2%	172,231	121.1%
Total revenues	1,643,600	100.0%	1,080,670	100.0%	562,930	52.1%

Operating expenses:
Direct cost of services	238,794	14.5%	142,455	13.2%	96,339	67.6%
Cost of goods sold	213,351	13.0%	78,647	7.3%	134,704	171.3%
Selling, general and administrative expenses	828,903	50.4%	714,614	66.1%	114,289	16.0%
Restructuring charge	2,131	0.1%	9,011	0.8%	(6,880)	(76.4)%
Impairment of goodwill and tradenames	70,333	4.3%	—	—%	70,333	100.0%
Interest expense - Securities lending and loan participations sold	145,435	8.8%	66,495	6.2%	78,940	118.7%
Total operating expenses	1,498,947	91.1%	1,011,222	93.6%	487,725	48.2%
Operating income	144,653	8.9%	69,448	6.4%	75,205	108.3%
Other income (expense):
Interest income	3,875	0.2%	2,735	0.3%	1,140	41.7%
Dividend income	47,776	2.9%	35,874	3.3%	11,902	33.2%
Realized and unrealized losses on investments	(162,589)	(9.9)%	(201,079)	(18.6)%	38,490	(19.1)%
Change in fair value of financial instruments and other	(4,748)	(0.3)%	10,188	0.9%	(14,936)	(146.6)%
Gain on bargain purchase	15,903	1.0%	—	—%	15,903	100.0%
(Loss) income from equity method investments	(181)	—%	3,570	0.3%	(3,751)	(105.1)%
Interest expense	(187,013)	(11.4)%	(141,186)	(13.1)%	(45,827)	32.5%
Loss before income taxes	(142,324)	(8.7)%	(220,450)	(20.4)%	78,126	(35.4)%
Benefit from income taxes	36,693	2.2%	63,856	5.9%	(27,163)	(42.5)%
Net loss	(105,631)	(6.4)%	(156,594)	(14.5)%	50,963	(32.5)%
Net (loss) income attributable to noncontrolling interests	(5,721)	(0.3)%	3,235	0.3%	(8,956)	n/m
Net loss attributable to B. Riley Financial, Inc.	(99,910)	(6.1)%	(159,829)	(14.8)%	59,919	(37.5)%
Preferred stock dividends	8,057	0.4%	8,008	0.7%	49	0.6%
Net loss available to common shareholders	$(107,967)	(6.6)%	$(167,837)	(15.5)%	$59,870	(35.7)%
n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2023		Year Ended December 31, 2022		Change
	Amount	%	Amount	%	Amount	%
Revenues - Services and fees
Capital Markets segment	$249,036	15.2%	$292,933	27.1%	$(43,897)	(15.0)%
Wealth Management segment	193,487	11.8%	230,735	21.4%	(37,248)	(16.1)%
Auction and Liquidation segment	29,062	1.8%	12,581	1.2%	16,481	131.0%
Financial Consulting segment	133,705	8.1%	98,508	9.1%	35,197	35.7%
Communications segment	330,952	20.1%	228,129	21.1%	102,823	45.1%
All Other	66,128	4.0%	32,737	3.0%	33,391	102.0%
Subtotal	1,002,370	61.0%	895,623	82.9%	106,747	11.9%

Revenues - Sale of goods
Auction and Liquidation segment	74,203	4.5%	56,928	5.3%	17,275	30.3%
Communications segment	6,737	0.4%	7,526	0.7%	(789)	(10.5)%
Consumer Products segment	233,202	14.2%	77,821	7.2%	155,381	199.7%
All Other	364	—%	—	—%	364	100.0%
Subtotal	314,506	19.1%	142,275	13.2%	172,231	121.1%

Trading income (loss) and fair value adjustments on loans
Capital Markets segment	37,070	2.3%	(206,150)	(19.1)%	243,220	(118.0)%
Wealth Management segment	4,758	0.3%	3,522	0.3%	1,236	35.1%
Subtotal	41,828	2.6%	(202,628)	(18.8)%	244,456	(120.6)%

Interest income - Loans and securities lending
Capital Markets segment	284,896	17.3%	240,813	22.3%	44,083	18.3%
Auction and Liquidation segment	—	—%	4,587	0.4%	(4,587)	(100.0)%
Subtotal	284,896	17.3%	245,400	22.7%	39,496	16.1%

Total revenues	$1,643,600	100.0%	$1,080,670	100.0%	$562,930	52.1%
n/m - Not applicable or not meaningful.
Total revenues increased approximately $562.9 million to $1,643.6 million during the year ended December 31, 2023 from $1,080.7 million during the year ended December 31, 2022. The increase in revenues during the year ended December 31, 2023 was primarily due to an increase in the fair value of the portfolio of securities and other investments owned and fair value adjustments on loans of $244.5 million, an increase in revenue from sale of goods of $172.2 million, an increase in revenue from services and fees of $106.7 million, and an increase in revenue from interest income - loans and securities lending of $39.5 million. The increase in the fair value of the portfolio of securities and other investments owned during the year ended December 31, 2023 was primarily due to the increase in overall values in the stock market. The increase in revenue from services and fees of $106.7 million was primarily due to increases of $102.8 million in the Communications segment, $35.2 million in the Financial Consulting segment, $33.4 million in All Other, and $16.5 million in the Auction and Liquidation segment, partially offset by decreases in revenue of $43.9 million in the Capital Markets segment and $37.2 million in the Wealth Management segment.
Revenues from services and fees in the Capital Markets segment decreased approximately $43.9 million, to $249.0 million during the year ended December 31, 2023 from $292.9 million during the year ended December 31, 2022. The decrease in revenues was primarily due to decreases in revenue of $40.5 million in incentive fees and $8.9 million in commission fees, partially offset by an increase of $5.6 million in interest income. The Capital Markets segment faced a more challenging capital markets merger and acquisitions environment in 2023.
Revenues from services and fees in the Wealth Management segment decreased $37.2 million, to $193.5 million during the year ended December 31, 2023 from $230.7 million during the year ended December 31, 2022. The decrease in revenues was primarily due to decreases in revenue of $27.5 million from wealth and asset management fees, $9.3 million in commission fees, and $0.4 million in other income. The restructuring of the Wealth Management segment in Q3 of 2022 resulted in a reduction in financial advisors, and the decrease in revenues of 2023 has the full year impact of these financial advisors no longer being part of our platform.

Revenues from services and fees in the Auction and Liquidation segment increased $16.5 million, to $29.1 million during the year ended December 31, 2023 from $12.6 million during the year ended December 31, 2022. The increase in revenues was primarily due an increase in the size of retail fee liquidation engagements during the year ended December 31, 2023 as compared to the prior year.
Revenues from services and fees in the Financial Consulting segment increased $35.2 million, to $133.7 million during the year ended December 31, 2023 from $98.5 million during the year ended December 31, 2022. The increase in revenues was primarily due to an increase of $37.3 million within our Advisory Services division, partially offset by a decrease of $2.1 million within our Real Estate division. The increase in Advisory Services was primarily due to increases in the number of appraisals, fees from consulting engagements, and the inclusion of other acquisitions completed in 2023.
Revenues from services and fees in the Communications segment increased $102.8 million to $331.0 million during the year ended December 31, 2023 from $228.1 million during the year ended December 31, 2022. The increase in revenues was primarily due to an increase of $115.4 million in subscription services from inclusion of a full year of operating results from the acquisition of a controlling interest in Lingo in the second quarter of 2022 and the acquisition of BullsEye in the third quarter of 2022, partially offset by decreases in subscription revenue of $10.0 million and other revenue of $2.6 million for UOL, magicJack and Marconi. We expect UOL, magicJack and Marconi subscription revenue to continue to decline year over year.
Revenues from services and fees in All Other increased by $33.4 million to $66.1 million during the year ended December 31, 2023 from $32.7 million during the year ended December 31, 2022. These revenues include the licensing of brand trademarks, merchandise rental fees and sales from bebe stores, inc. (“bebe”) in which we acquired a controlling interest during the fourth quarter of 2023, and the operations of a regional environmental services business and a landscaping business that we acquired in 2022. Revenues from services and fees in All Other increased by approximately $18.1 million related to the full year operations of a regional environmental services business (which was acquired in September 2022), $12.0 million related to merchandise rental fees from bebe, which was acquired in October 2023, and $3.3 million related to licensing of brand trademarks and revenues from the landscaping business. The landscaping business had $8.0 million of revenues in 2023 and was sold in the third quarter of 2023.
Trading income and fair value adjustments on loans increased $244.5 million to income of $41.8 million during the year ended December 31, 2023 compared to a loss of $202.6 million during the year ended December 31, 2022. This was primarily due to increases of $243.2 million in the Capital Markets segment and $1.2 million in the Wealth Management segment. The income of $41.8 million during the year ended December 31, 2023 was primarily due to realized and unrealized gains on investments made in our proprietary trading accounts of $21.6 million and realized and unrealized gains on the fair value of our loans receivable of $20.2 million.
Interest income – loans and securities lending increased $39.5 million, to $284.9 million during the year ended December 31, 2023 from $245.4 million during the year ended December 31, 2022. This was primarily due to an increase of $44.1 million in the Capital Markets segment, partially offset by a decrease of $4.6 million in the Auction and Liquidation segment. Interest income from securities lending was $161.7 million and $83.1 million during the years ended December 31, 2023 and 2022, respectively. The increase in interest income from securities lending was primarily due to increased interest rates. Interest income from loans was $123.2 million and $162.3 million during the years ended

December 31, 2023 and 2022, respectively. The decrease in interest income from loans was primarily due to paydowns in our Badcock Receivables I loan receivable portfolio.
Revenues from the sale of goods increased $172.2 million, to $314.5 million during the year ended December 31, 2023 from $142.3 million during the year ended December 31, 2022. The increase in revenues from sale of goods was primarily due to increases of $155.4 million from the acquisition of Targus in the fourth quarter of 2022 and $17.3 million from the sales of retail goods due to an increase in the number of retail liquidation engagements, partially offset by a decrease in the average size of the engagements. Cost of goods sold during the year ended December 31, 2023 increased by $134.7 million to $213.4 million, from $78.6 million during the year ended December 31, 2022. The increase of $134.7 million is primarily comprised of an increase in cost of goods sold in the Consumer Products segment of $112.5 million, which was primarily due to owning Targus for the full year 2023 as compared to 2022 when we acquired Targus in October 2022, and an increase in cost of goods sold in the Auction and Liquidation segment of $22.6 million as a result of cost to purchase original inventory at a higher price for retail liquidation engagements that involved sale of goods in 2023 as opposed to augmenting inventory in 2022.
Operating Expenses
Direct Cost of Services
Direct costs increased $96.3 million, to $238.8 million during the year ended December 31, 2023 from $142.5 million during the year ended December 31, 2022. The increase in direct costs of services was primarily attributable to increases of $75.3 million in the Communications segment from the acquisitions of a controlling interest in Lingo during the second quarter of 2022 and BullsEye during the third quarter of 2022, $20.2 million in All Other due to other acquisitions made during 2023 and 2022, and $0.8 million in the Auction and Liquidation segment due to the size and number of the fee and asset sale deals.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the years ended December 31, 2023 and 2022 were comprised of the following:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$228,991	27.7%	$179,499	25.1%	$49,492	27.6%
Wealth Management segment	195,087	23.5%	263,622	36.9%	(68,535)	(26.0)%
Auction and Liquidation segment	16,650	2.0%	19,683	2.7%	(3,033)	(15.4)%
Financial Consulting segment	103,285	12.5%	82,196	11.5%	21,089	25.7%
Communications segment	109,583	13.2%	84,001	11.8%	25,582	30.5%
Consumer Products segment	77,147	9.3%	17,471	2.4%	59,676	n/m
Corporate and Other	98,160	11.8%	68,142	9.6%	30,018	44.1%
Total selling, general & administrative expenses	$828,903	100.0%	$714,614	100.0%	$114,289	16.0%
Total selling, general and administrative expenses increased $114.3 million to $828.9 million during the year ended December 31, 2023 from $714.6 million during the year ended December 31, 2022. The increase of $114.3 million in selling, general and administrative expenses was due to increases of $59.7 million in the Consumer Products segment, $49.5 million in the Capital Markets segment, $30.0 million in Corporate and Other, $25.6 million in the Communications segment, and $21.1 million in the Financial Consulting segment, partially offset by decreases of $68.5 million in the Wealth Management segment and $3.0 million in the Auction and Liquidation segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment increased by $49.5 million to $229.0 million during the year ended December 31, 2023 from $179.5 million during the year ended December 31, 2022. The increase was primarily due to changes in amounts between years of $77.3 million related to the Advisory Agreement and

$1.7 million in change in fair value of contingent consideration, partially offset by decreases of $21.7 million in payroll and related expenses due to a decrease in fee income in 2023 as compared to 2022 which resulted in lower variable compensation, $4.5 million in depreciation and amortization, $3.3 million in foreign currency fluctuation and other expenses.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $68.5 million to $195.1 million during the year ended December 31, 2023 from $263.6 million during the year ended December 31, 2022. The decrease was primarily due to decreases of $39.1 million in payroll and related expenses, $13.7 million in legal settlements and penalties, $7.1 million in other expenses, $3.2 million in legal fees, $2.2 million in software and equipment expenses, $2.1 million in clearing charges, and $1.2 million in depreciation and amortization.
Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment decreased by $3.0 million to $16.7 million during the year ended December 31, 2023 from $19.7 million during the year ended December 31, 2022. The decrease was primarily due to decreases of $3.4 million in business development activities and $0.4 million in payroll and related expenses, partially offset by an increase of $0.8 million in foreign currency fluctuations.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $21.1 million to $103.3 million during the year ended December 31, 2023 from $82.2 million during the year ended December 31, 2022. The increase was primarily due to increases of $15.7 million in payroll and related expenses as a result of an increase in headcount from acquisitions, $3.9 million in other expenses, and $1.5 million in travel and entertainment expenses.
Communications
Selling, general and administrative expenses in the Communications segment increased by $25.6 million to $109.6 million during the year ended December 31, 2023 from $84.0 million during the year ended December 31, 2022. The increase was primarily due to increases of $33.8 million due to the acquisition of a controlling interest in Lingo during the second quarter of 2022 and from the acquisition of Bullseye during the third quarter of 2022, partially offset by decreases of $3.9 million in payroll and related expenses, $2.7 million in other expenses, $0.9 million in transaction costs, and $0.8 million in marketing expenses.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment increased by $59.7 million to $77.1 million during the year ended December 31, 2023 from $17.5 million during the year ended December 31, 2022. The increase was primarily due to the inclusion of the full year of results in the current year after the acquisition of Targus in the fourth quarter of 2022.
Corporate and Other
Selling, general and administrative expenses for the Corporate and Other category increased $30.0 million to $98.2 million during the year ended December 31, 2023 from $68.1 million during the year ended December 31, 2022. The increase was primarily due to increases of $16.1 million from the inclusion of a full year of results in the current year after the acquisition of other businesses in 2022, $5.4 million loss on extinguishment of debt, $5.2 million in foreign currency fluctuations, and $4.5 million in change in fair value of contingent consideration.
Impairment of goodwill and tradenames. We recognized impairment charges of $70.3 million during the year ended December 31, 2023. We performed an interim impairment test as of September 30, 2023 and a year-end impairment test as of December 31, 2023, as further discussed in Note 9 of the consolidated financial statements. Based on the results of the impairment tests, we recorded a non-cash impairment charge of $68.6 million consisting of a goodwill impairment charge of $53.1 million and a tradename impairment charge of $15.5 million in the Consumer Products segment. We previously recognized $1.7 million in impairment in the second quarter of 2023 for a tradename in the Capital Markets segment that we no longer use. There was no impairment recognized during the year ended December 31, 2022.

Other Income (Expense). Other income included interest income of $3.9 million during the year ended December 31, 2023 compared to $2.7 million during the year ended December 31, 2022. Dividend income was $47.8 million during the year ended December 31, 2023 compared to $35.9 million during the year ended December 31, 2022. Realized and unrealized losses on investments were $162.6 million during the year ended December 31, 2023 compared to $201.1 million during the year ended December 31, 2022. The change was primarily due to a decrease in overall values of our investments. Change in fair value of financial instruments and other in the amount of $4.7 million during the year ended December 31, 2023 was primarily due to losses on remeasurement of the bebe equity method investment of $12.9 million recorded in the third quarter of 2023 and remeasurement of mandatorily redeemable noncontrolling interest in an investment of $0.8 million, partially offset by a $9.3 million gain on the sale of certain assets related to our landscaping business in 2023. Gain on bargain purchase of $15.9 million during the year ended December 31, 2023 was related to the acquisition of a majority interest in bebe in the fourth quarter of 2023. Income from equity method investments was a loss of $0.2 million during the year ended December 31, 2023 compared to income of $3.6 million during the year ended December 31, 2022. Interest expense was $187.0 million during the year ended December 31, 2023 compared to $141.2 million during the year ended December 31, 2022. The increase in interest expense was due to higher interest rates due to variable rates on certain of our outstanding debt during the year ended December 31, 2023, which also were responsible for higher interest income as discussed above. The increases in interest expense primarily consisted of $20.4 million related to the Nomura term loan, $9.0 million related to the Pathlight term loan, $4.8 million related to the Lingo term loan, $4.0 million related to the Targus revolver, $3.1 million related to the senior notes, $1.9 million related to the Targus term loan, and $1.7 million related to the BRPI Acquisition Co LLC (“BRPAC”) term loan.
Loss Before Income Taxes. Loss before income taxes decreased $78.1 million to a loss of $142.3 million during the year ended December 31, 2023 from a loss of $220.5 million during the year ended December 31, 2022. The change was primarily due to an increase in revenues of approximately $562.9 million, a change in realized and unrealized losses on investments and fair value adjustments of $38.5 million, a gain on bargain purchase of $15.9 million, an increase in dividend income of $11.9 million, and an increase in interest income of $1.1 million, partially offset by an increase in operating expenses of $487.7 million, an increase in interest expense of $45.8 million, a decrease to change in fair value of financial instruments and other of $14.9 million and a decrease in income from equity method investments of $3.8 million.
Benefit from Income Taxes. Benefit from income taxes was $36.7 million during the year ended December 31, 2023 compared to a benefit from income taxes of $63.9 million during the year ended December 31, 2022. The effective income tax rate was a benefit of 25.8% during the year ended December 31, 2023 as compared to a benefit of 29.0% during the year ended December 31, 2022.
Net (Loss) Income Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interests. Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $5.7 million during the year ended December 31, 2023 compared to income of $3.2 million during the year ended December 31, 2022.
Net Loss Attributable to the Company. Net loss attributable to the Company during the year ended December 31, 2023 was $99.9 million compared to net loss attributable to the Company of $159.8 million during the year ended December 31, 2022. The change was primarily due to an increase in operating income of $75.2 million, a change in realized and unrealized losses on investments and fair value adjustments of $38.5 million, a gain on bargain purchase of $15.9 million, an increase in dividend income of $11.9 million, a change in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests of $9.0 million, and an increase in interest income of $1.1 million, partially offset by an increase in interest expense of $45.8 million, a decrease in benefit from income taxes of $27.2 million, a decrease in change in fair value of financial instruments and other of $14.9 million, and a decrease in income from equity method investments of $3.8 million.
Preferred Stock Dividends. Preferred stock dividends were $8.0 million during the years ended December 31, 2023 and 2022. Dividends on the Series A preferred paid during the years ended December 31, 2023 and 2022 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the years ended December 31, 2023 and 2022 were $0.4609375 per depository share.
Net Loss Available to Common Shareholders. Net loss available to common shareholders during the year ended December 31, 2023 was $108.0 million compared to net loss available to common shareholders of $167.8 million during the year ended December 31, 2022. The change was primarily due to an increase in operating income of $75.2 million, a change in realized and unrealized losses on investments of $38.5 million, a gain on bargain purchase of $15.9 million, an increase in dividend income of $11.9 million, a change in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests of $9.0 million, and an increase in interest income of $1.1 million, partially offset by an increase in interest expense of $45.8 million, a decrease in benefit from income taxes of $27.2 million, a decrease in change in fair value of financial instruments and other of $14.9 million, and a decrease in income from equity method investments of $3.8 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purpose financing arrangements. During the years ended December 31, 2023 and 2022, we generated net loss attributable to the Company of $99.9 million and net loss attributable to the Company of $159.8 million, respectively. The Company operates a number of businesses in its segments that provide steady cash flows and operating income throughout the year, however, our cash flows and profitability are impacted by capital market engagements and retail liquidation engagements performed on a quarterly and annual basis, which may be episodic in nature, and amounts realized from the sale of our investments in marketable securities.
As of December 31, 2023, we had $232.0 million of unrestricted cash and cash equivalents, $1.9 million of restricted cash, $1,092.1 million of securities and other investments, at fair value, $532.4 million of loans receivable, at fair value, and $2,356.4 million of borrowings outstanding. The borrowings outstanding of $2,356.4 million as of December 31, 2023 included $1,668.0 million of borrowings from the issuance of the series of senior notes that are due at various dates ranging from May 31, 2024 to August 31, 2028 with interest rates ranging from 5.00% to 6.75%, $625.2 million in term loans borrowed pursuant to the Targus, Lingo, BRPAC, Nomura, and bebe credit agreements discussed below, $43.8 million of revolving credit facility under the Targus credit facility discussed below, and $19.4 million of notes payable.
We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, funds available under the Targus and Nomura revolving credit facilities, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. Due to the fact that we are no longer a well known seasoned issuer and no longer eligible to file a short form registration statement with the SEC, accessing the capital markets could take longer and cost more than would otherwise be the case. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.
Cash Flow Summary
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities during the years ended December 31, 2023 and 2022. A discussion of cash flows during the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K during the year ended December 31, 2022, filed with the SEC on March 16, 2023, which is available free of charge on the SEC’s website at www.sec.gov.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$24,502	$6,653
Investing activities	301,174	(32,291)
Financing activities	(365,923)	17,637
Effect of foreign currency on cash	3,160	(933)
Net decrease in cash, cash equivalents and restricted cash	$(37,087)	$(8,934)
Cash provided by operating activities was $24.5 million during the year ended December 31, 2023 compared to cash provided by operating activities of $6.7 million during the year ended December 31, 2022. Cash provided by operating activities during the year ended December 31, 2023 included a net loss of $105.6 million adjusted for noncash items of $97.5 million and changes in operating assets and liabilities of $32.7 million. Noncash items of $97.5 million included impairment of goodwill and tradenames of $70.3 million, depreciation and amortization of $49.6 million, share-based compensation of $45.1 million, provision for credit losses of $7.1 million, loss on extinguishment of debt of $5.3 million, depreciation of rental merchandise of $4.1 million, income allocated to and fair value adjustment for mandatorily redeemable noncontrolling interests of $1.8 million, dividends from equity method investments of $0.4 million, and income from equity method investments of $0.2 million, partially offset by deferred income taxes of $40.9 million, gain on bargain purchase of $15.9 million, fair value adjustments of $10.7 million, non-cash interest and other of $9.7 million, and gain on sale of business, disposal of fixed assets, and other of $9.0 million, and effect of foreign currency on operations of $0.3 million. Cash provided by operating activities during the year ended December 31, 2022 included net loss of $156.6 million adjusted for noncash items of $47.6 million and changes in operating assets and liabilities of $115.6 million. Noncash items of $47.6 million included share-based compensation of $61.1 million, depreciation and amortization of $40.0 million, fair value adjustments of $34.9 million, impairment of leaseholds, intangibles and lease loss accrual and gain on disposal of fixed assets of $4.9 million, provision for credit losses of $4.2 million, dividends from equity method investments of $4.0 million, income allocated for mandatorily redeemable noncontrolling interests of $1.1 million, and effect of foreign currency on operations of $0.8 million, partially offset by deferred income taxes of $80.4 million, SPAC deconsolidation gain of $8.3 million, gain on equity method investments of $6.8 million, income from equity method investments of $3.6 million, non-cash interest and other of $3.2 million, and gain on extinguishment of debt of $1.1 million.
Cash provided by investing activities was $301.2 million during the year ended December 31, 2023 compared to cash used in investing activities of $32.3 million during the year ended December 31, 2022. During the year ended December 31, 2023, cash provided by investing activities consisted of cash received from loans receivable repayment of $606.7 million, funds received from trust account of subsidiary of $175.8 million, sale of loans receivable of $85.0 million, and proceeds from sale of business and other of $17.5 million, partially offset by cash used for purchases of loans receivable of $545.0 million, acquisition of businesses of $26.2 million, purchases of property and equipment and intangible assets of $7.7 million, and purchases of equity method investments of $4.9 million. During the year ended December 31, 2022, cash used in investing activities consisted of cash used for purchases of loans receivable of $503.1 million, acquisition of businesses of $261.7 million, purchases of equity method investments of $11.0 million, and purchases of property and equipment and intangible assets of $3.9 million, partially offset by cash received from loans receivable repayment of $574.9 million and funds received from trust account of subsidiary of $172.6 million.
Cash used in financing activities was $365.9 million during the year ended December 31, 2023 compared to cash provided by financing activities of $17.6 million during the year ended December 31, 2022. During the year ended December 31, 2023, cash used in financing activities primarily consisted of repayment on our term loans of $520.8 million, repayment of our revolving line of credit of $303.0 million, redemption of subsidiary temporary equity and distributions of $175.8 million, payment of dividends on our common shares of $141.1 million, repurchase of our common stock of $69.5 million, redemption of senior notes of $58.9 million, payment of debt issuance costs of $28.0 million, repayment of our notes payable and other of $13.8 million, payment of dividends on our preferred shares of $8.1 million, payment of employment taxes on vesting of restricted stock of $7.6 million, distributions to noncontrolling interests of $6.5 million, and payment for contingent consideration of $1.9 million, partially offset by proceeds from term loans of $628.2 million, proceeds from revolving line of credit of $219.2 million, proceeds from our offering of common stock of $115.0 million, contributions from noncontrolling interests of $6.1 million, proceeds from our offering of preferred stock of $0.5 million, and proceeds from issuance of senior notes of $0.2 million. During the year ended December 31, 2022, cash provided by financing activities primarily consisted of proceeds from term loans of $324.2 million, proceeds from revolving line of credit of $64.9 million, proceeds from issuance of senior notes of $51.6 million, contributions from noncontrolling interests of $21.1 million, proceeds from our offering of preferred stock of $0.9 million, partially offset by redemption of subsidiary temporary equity and distributions of $172.6 million, payment of dividends on our common shares of $119.5 million, repayment on our term loans of $96.2 million, repayment of our revolving line of credit of $17.2 million, payment of employment taxes on vesting of restricted stock of $10.3 million, payment of debt issuance costs of $8.2 million, payment of dividends on our preferred shares of $8.0 million, repurchase of our common stock of $6.5 million, distribution to noncontrolling interests of $4.2 million, payment for contingent consideration of $1.8 million, and repayment of our notes payable of $0.5 million.

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
The Targus Credit Agreement is secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement. The agreement contains certain covenants, including those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of our businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, we entered into Amendment No. 1 and Amendment No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio and the minimum earnings before interest, taxes, depreciation, and amortization requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023, respectively. We are in compliance with the Targus Credit Agreement and no event of default has occurred.
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
Principal outstanding is due in quarterly installments starting on December 31, 2022. Quarterly installments from March 31, 2024 to March 31, 2027 are in the amount of $1.4 million per quarter and the remaining principal balance is due at final maturity on October 18, 2027.
As of December 31, 2023, the outstanding balance on the term loan was $17.8 million (net of unamortized debt issuance costs of $0.4 million) and the outstanding balance on the revolver loan was $43.8 million. As of December 31, 2022, the outstanding balance on the term loan was $26.0 million (net of unamortized debt issuance costs of $0.6 million) and the outstanding balance on the revolver loan was $53.0 million. Interest expense on these loans during the years ended December 31, 2023 and 2022 was $7.3 million (including amortization of deferred debt issuance costs and unused commitment fees of $0.7 million) and $1.3 million (including amortization of deferred debt issuance costs and unused commitment fees of $0.2 million), respectively. The interest rate on the term loan was 10.20% and 8.43% and the interest rate on the revolver loan ranged between 8.45% to 11.25% and between 6.03% to 9.25% as of December 31, 2023 and 2022, respectively. The weighted average interest rate on the revolver loan was 8.53% and 6.68% as of December 31, 2023 and 2022, respectively.
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
The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of December 31, 2023 and 2022, the interest rate on the Lingo Credit Agreement was 8.70% and 7.89%, respectively.
The Lingo Credit Agreement is guaranteed by the Company and Lingo's subsidiaries and secured by certain Lingo assets and equity interests as collateral defined in the Lingo Credit Agreement. The agreement contains certain covenants, including those limiting our ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires us to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding agreement. We are in compliance with all financial covenants in the Lingo Credit Agreement as of December 31, 2023. On March 15, 2024, we received an extension under our credit agreement with Banc of California, N.A. of the time required to deliver our 2023 audited financial statements, which was extended to April 9, 2024, and on April 9, 2024, we received further extension of the time required to deliver our 2023 audited financial statements to April 29, 2024.
Principal outstanding is due in quarterly installments starting on March 31, 2023. Quarterly installments from March 31, 2024 to December 31, 2024 are in the amount of $2.7 million per quarter, from March 31, 2025 to June 30, 2027 are in the amount of $3.7 million, and the remaining principal balance is due at final maturity on August 16, 2027.
As of December 31, 2023 and 2022, the outstanding balance on the term loan was $63.2 million (net of unamortized debt issuance costs of $0.7 million) and $72.0 million (net of unamortized debt issuance costs of $1.0 million), respectively. Interest expense on the term loan during the years ended December 31, 2023 was $6.4 million (including amortization of deferred debt issuance costs of $0.3 million) and $1.6 million (including amortization of deferred debt issuance costs of $0.1 million), respectively.
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe's credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25.0 million five-year term loan with a maturity date of August 24, 2026 is included in the Company's long-term debt. The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 5.50% to 6.00% per annum, depending on the total fixed charge coverage ratio as defined in the bebe Credit Agreement. As of December 31, 2023, the interest rate on the bebe Credit Agreement was 11.14%.
The bebe Credit Agreement is collateralized by a first lien on all bebe assets and pledges of capital stock including certain equity interests held by bebe. The agreement contains certain covenants, including those limiting the borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition the agreement requires bebe to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. We are in compliance with all financial covenants in the bebe Credit Agreement as of December 31, 2023.
Principal outstanding is due in quarterly installments through June 30, 2026 in the amount of $0.3 million per quarter and the remaining principal balance of $20.0 million is due at final maturity on August 24, 2026.
As of December 31, 2023, the outstanding balance on the term loan was $22.5 million (net of unamortized debt issuance costs of $0.6 million). Interest expense on the term loan during the period from October 6, 2023 through December 31, 2023 was $0.7 million (including amortization of deferred debt issuance costs of $0.1 million).
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
On August 21, 2023, we and our wholly owned subsidiary, BR Financial Holdings, LLC (the “Borrower”), and certain direct and indirect subsidiaries of the Borrower (the “Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, for a four-year $500.0 million secured term loan credit facility (the “New Term Loan Facility”) and a four-year $100.0 million secured revolving loan credit facility (the “New Revolving Credit Facility” and together, the “New Credit Facilities”). The purpose of the Credit Agreement was to (i) fund the Freedom VCM equity investment, (ii) prepay in full the Prior Term Loan Facility and Prior Revolving Credit Facility with an aggregate outstanding balance of $347.9 million, which included $342.0 million in principal and $5.9 million in interest and fees, (iii) fund a dividend reserve in an amount not less than $65.0 million, (iv) pay related fees and expenses, and (v) for general corporate purposes. We recorded a loss on extinguishment of debt related to the Prior Credit Agreement of $5.4 million, which was included in selling, general and administrative expenses on the consolidated statements of operations.
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
The Credit Agreement is secured on a first priority basis by a security interest in the equity interests of the Borrower and each of the Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the Borrower and the Guarantors. The borrowing base as defined in the Credit Agreement consists of a collateral pool that includes certain of the Company's loans receivables in the amount of $375.8 million and investments in the amount of $786.7 million as of December 31, 2023. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. The Company is in compliance with all financial covenants in the Credit Agreement as of December 31, 2023. On March 26, 2024, the Company received an extension under its existing credit agreement with Nomura Corporate Funding Americas, LLC of the time required to deliver its 2023 audited financial statements, which was extended to April 29, 2024.
Commencing on September 30, 2023, the New Term Loan Facility began to amortize in equal quarterly installments of 0.625% of the principal amount of the term loan as of the closing date with the remaining balance due at final maturity on August 21, 2027. Quarterly installments from March 31, 2024 to June 30, 2027 are in the amount of $3.1 million per quarter.
As of December 31, 2023 and 2022, the outstanding balance on the term loan was $475.1 million (net of unamortized debt issuance costs of $18.7 million) and $287.0 million (net of unamortized debt issuance costs of $5.5 million), respectively. Interest on the term loan during the years ended December 31, 2023 and 2022 was $41.7 million (including amortization of deferred debt issuance costs of $2.9 million) and $21.3 million (including amortization of deferred debt issuance costs of $2.1 million), respectively. The interest rate on the term loan as of December 31, 2023 and 2022 was 11.37% and 9.23%, respectively.
We had an outstanding balance of zero and $74.7 million under the revolving facility as of December 31, 2023 and 2022, respectively. Interest on the revolving facility during the years ended December 31, 2023 and 2022 was $5.9 million (including unused commitment fees of $0.3 million and amortization of deferred financing costs of $0.8 million) and $5.4 million (including unused commitment fees of $0.01 million and amortization of deferred financing costs of $0.6 million), respectively. The interest rate on the revolving facility as of December 31, 2023 and 2022 was 11.37% and 9.23%, respectively.
Wells Fargo Credit Agreement
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to SOFR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $0.1 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively. There is no outstanding balance on this credit facility as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were no open letters of credit outstanding. We are in compliance with all covenants in the asset based credit facility as of December 31, 2023. On March 28, 2024, the Company received an extension under its existing credit agreement with Wells Fargo Bank of the time required to deliver its 2023 audited financial statements, which was extended to April 29, 2024.
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
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100.00% of the equity interests of the Credit Parties, (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VoIP Services, LLC, a Delaware corporation.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’ and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC Credit Agreement. We are in compliance with all financial covenants in the BRPAC Credit Agreement as of December 31, 2023. On March 15, 2024, we received an extension under our credit agreement with Banc of California, N.A. of the time required to deliver our 2023 audited financial statements, which was extended to April 9, 2024, and on April 9, 2024, we received further extension of the time required to deliver our 2023 audited financial statements to April 29, 2024.
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

The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of December 31, 2023 and 2022, the interest rate on the BRPAC Credit Agreement was 8.46% and 7.65%, respectively.
Principal outstanding under the amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from March 31, 2024 to December 31, 2026 are in the amount of $3.5 million per quarter, on March 31, 2027 is in the amount of $2.6 million, and the remaining principal balance is due at final maturity on June 30, 2027.
As of December 31, 2023, and 2022, the outstanding balance on the term loan was $46.6 million (net of unamortized debt issuance costs of $0.4 million) and $68.7 million (net of unamortized debt issuance costs of $0.7 million), respectively. Interest expense on the term loan during the years ended December 31, 2023 and 2022 was $5.2 million (including amortization of deferred debt issuance costs of $0.3 million) and $3.5 million (including amortization of deferred debt issuance costs of $0.3 million), respectively.
Senior Note Offerings
During the years ended December 31, 2023 and 2022, we issued $0.2 million and $111.8 million, respectively, of senior notes with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with BRS which governs the program of at-the-market sales of our senior notes. We filed a series of prospectus supplements with the SEC in respect of our offerings of these senior notes.
In June 2023, we entered into note purchase agreements in connection with the 6.75% Senior Notes due 2024 (“6.75% 2024 Notes”) that were issued for the Targus acquisition. The note purchase agreements had a repurchase date of June 30, 2023 on which date we repurchased our 6.75% 2024 Notes with an aggregate principal amount of $58.9 million. The repurchase price was equal to the aggregate principal amount, plus accrued and unpaid interest up to, but excluding, the repurchase date. The total repurchase payment included approximately $0.7 million in accrued interest.
On February 29, 2024, we partially redeemed $115.5 million aggregate principal amount of our 6.75% Senior Notes due 2024 (the “6.75% 2024 Notes”) pursuant to the seventh supplemental indenture dated December 3, 2021. The redemption price was equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date. The total redemption payment included approximately $0.6 million in accrued interest.
As of December 31, 2023 and 2022, the total senior notes outstanding was $1,668.0 million (net of unamortized debt issue costs of $13.1 million) and $1,721.8 million (net of unamortized debt issue costs of $18.1 million) with a weighted average interest rate of 5.71% and 5.75%, respectively. Interest on the senior notes is payable on a quarterly basis. Interest expense on the senior notes totaled $103.2 million and $99.9 million during the years ended December 31, 2023 and 2022, respectively.
Dividends
From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2023, and 2022, we paid cash dividends on our common stock of $141.1 million, and $119.5 million, respectively. On February 29, 2024, the Company declared a regular quarterly dividend of $0.50 per share, which will be paid on or about March 22, 2024 to stockholders of record as of March 11, 2024. While it is the Board’s current intention to make regular dividend payments each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.

A summary of our common stock dividend activity during the years ended December 31, 2023 and 2022 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
November 8, 2023	November 30, 2023	November 20, 2023	$1.000	$—	$1.000
July 25, 2023	August 21, 2023	August 11, 2023	1.000	—	1.000
May 4, 2023	May 23, 2023	May 16, 2023	1.000	—	1.000
February 22, 2023	March 23, 2023	March 10, 2023	1.000	—	1.000
November 3, 2022	November 29, 2022	November 15, 2022	1.000	—	1.000
July 28, 2022	August 23, 2022	August 11, 2022	1.000	—	1.000
April 28, 2022	May 20, 2022	May 11, 2022	1.000	—	1.000
February 23, 2022	March 23, 2022	March 9, 2022	1.000	—	1.000
Holders of Series A Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. As of December 31, 2023 and 2022, dividends in arrears in respect of the Depositary Shares were $0.8 million. On January 9, 2024, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on January 31, 2024 to holders of record as of the close of business on January 22, 2024.
Holders of Series B Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference $25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. As of December 31, 2023 and 2022, dividends in arrears in respect of the Depositary Shares were $0.5 million. On January 9, 2024, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on January 31, 2024 to holders of record as of the close of business on January 22, 2024.
A summary of our preferred stock dividend activity during the years ended December 31, 2023 and 2022 was as follows:

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
Critical Accounting Estimates

The Company’s accounting estimates are essential to understanding and interpreting the financial results on the consolidated financial statements. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are summarized in Note 2 to the consolidated financial statements. Certain of those policies require management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We believe the following accounting estimates to be critical to our business operations and the understanding of results of operations and affect the more significant judgements and estimates used in the preparation of our consolidated financial statements.

Fair Value Measurements

The fair value of loan receivables, investments which are included in securities and other investments owned, and securities sold, not yet purchased, are accounted for in accordance with the accounting guidance ASC 820 – Fair Value Measurements (“ASC 820”) with gains or losses recognized in our consolidated statement of operations. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the hierarchy under U.S. generally accepted accounting principles (“U.S. GAAP”) gives (i) the highest priority to unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities (level 1 inputs), (ii) the next priority to inputs other than level 1 inputs that are observable, either directly or indirectly (level 2 inputs), and (iii) the lowest priority to inputs that cannot be observed in market activity (level 3 inputs).
A significant amount of our assets consist of loan receivables and equity securities for which market quotes are not readily available and a significant degree of judgement is applied to reflect those judgements that a market participant would use in valuing the asset or liability. Absent evidence to the contrary, financial instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered the best initial estimate of fair value. Subsequent to the transaction date, these financial instruments that are classified in level 3 of the fair value hierarchy are valued using valuation techniques that incorporate one or more significant unobservable inputs, and therefore involve the greatest degree of management judgements. These judgements include a) determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument; b) determining model inputs based on an assessment of relevant empirical market data, including prices evidenced in market transactions, interest rates, credit spreads, volatilities, and correlations; and c) determining the appropriate valuation adjustments to reflect counterparty credit quality, liquidity considerations, and other observations as it pertains to the individual financial instrument.

See Note 2(u), “Fair Value Measurements,” to the consolidated financial statements for further discussion regarding fair value of financial instruments.
Goodwill and Other Intangible Assets
We account for goodwill and intangible assets in accordance with ASC 350 – Intangibles - Goodwill and Other, which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.
Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Management applies significant judgment when testing goodwill for impairment, which includes the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows and determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.
In performing the qualitative analysis on an interim basis at September 30, 2023, factors indicated that it could be more likely than not that the carrying value of goodwill in the Company’s Consumer Products segment could be impaired due to the financial performance of the Company’s Targus subsidiary and market conditions that existed in the personal computer market for computers and accessories. The Company performed an interim quantitative goodwill impairment assessment as of September 30, 2023 and based on the results of the analysis, the Company recorded a non-cash impairment charge of $35.5 million, consisting of a goodwill impairment charge of $27.5 million and an indefinite-lived tradename impairment charge of $8.0 million.
As part of the annual review of goodwill at December 31, 2023, qualitative factors continued to indicate that it could be more likely than not that the carrying value of goodwill in the Consumer Products segment could be further impaired due to the financial performance of the Company’s Targus subsidiary during the holiday season and the expected recovery in market conditions for the personal computer market for computers and accessories that may be delayed. The Company performed an annual quantitative goodwill impairment and a year ended assessment as of December 31, 2023, and based on the results of the analysis, the Company recorded an additional non-cash impairment charge of $33.1 million, consisting of a goodwill impairment charge of $25.6 million and an indefinite-lived tradename impairment charge of $7.5 million as of December 31, 2023.
Non-cash impairment charges totaled $68.6 million during the full year ended December 31, 2023 are recorded in impairment of goodwill and tradenames in the accompanying consolidated statements of operations during the year ended December 31, 2023, as more fully discussed in Note 9.

At December 31, 2023, as part of the annual review of goodwill, we identified the Lingo reporting unit in the Communications segment where the fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 1%. The reporting unit was comprised of two companies that we acquired in 2022 and these two companies were merged together in July 2023 to create synergies and improve overall profitability of the combined companies. Operating income and earnings before interest, depreciation and amortization improved as a result of the synergies that were created in the second half of 2023. The Company determined that this reporting unit is at risk of goodwill impairment in the future due to the narrow margin between fair value and the carrying value and also based on the sensitivity of the potential forecast revisions; which among other things, includes changes in the strategy in the business.

The resulting cash flow amounts for the reporting unit were discounted using a rate of 15.0% reflecting market participants’ assumptions with a terminal growth rate of 1.0%. If the Company holds all other assumptions constant, a reduction in the terminal value growth rate by 0.5% or an increase in discount rate by 0.5% would each result in impairment. The goodwill allocated to this reporting unit was $71.6 million as of December 31, 2023. In determining the fair value of this reporting unit, the Company used a discounted cash flow analysis and market approach consisting of the guideline company method and applied the following key assumptions: expected revenue growth and operating profit margins which included cost savings programs and other initiatives that were implemented in the first quarter of 2024 to improve the operating cash flows, market multiples, discount rates, among others.

To the extent future operating performance and cash flows of the reporting unit deteriorate from the current forecast, or if the Company is unable to execute its strategies, this may result in an impairment of goodwill.
See Note 2(t), “Goodwill and Other Intangible Assets,” to the consolidated financial statements for further discussion regarding goodwill impairment.
Income Taxes
The Company is subject to the income tax laws of the various jurisdictions in which it operates, including U.S. federal, state and local, and non-U.S. jurisdictions. These laws are often complex and may be subject to different interpretations. To determine the financial statement impact of accounting for income taxes, including the provision for income tax expense and unrecognized tax benefits, management must make assumptions and judgments about how to interpret and apply these complex tax laws to numerous transactions and business events, as well as make judgments regarding the timing of when certain items may affect taxable income in the U.S. and non-U.S. tax jurisdictions.

The Company’s interpretations of tax laws in the U.S. and non-U.S. jurisdictions are subject to review and examination by the various taxing authorities in the jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. Generally, disputes over interpretations with the various taxing authorities may be settled by audit or administrative appeals in the tax jurisdictions in which the Company operates. The Company regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional unrecognized tax benefits, as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. It is possible that revisions in the Company’s estimate of income taxes may materially affect the Company’s results of operations in any reporting period.

Deferred taxes arise from differences between assets and liabilities measured for financial reporting versus income tax return purposes. Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized within the provision for income taxes in the period enacted.

The Firm has also recognized deferred tax assets in connection with certain tax attributes, including net operating loss (“NOL”) carryforwards. The Company performs regular reviews to ascertain whether its deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income and may incorporate various tax planning strategies, including strategies that may be available to utilize NOLs before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2023, management has determined it is more likely than not that the Company will realize its deferred tax assets, net of the existing valuation allowance.

The Company adjusts its unrecognized tax benefits as necessary when new information becomes available, including changes in tax law and regulations and interactions with taxing authorities. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at an amount of benefit that management believes is more likely than not to be realized upon settlement. It is possible that the reassessment of unrecognized tax benefits may have a material impact on the Company’s effective income tax rate in the period in which the reassessment occurs. Although the Company believes that its estimates are reasonable, the final tax amount could be different from the amounts reflected in the Company’s income tax provisions and accruals. To the extent that the final outcome of these amounts is different than the amounts recorded, such differences will generally impact the Company’s provision for income taxes in the period in which such a determination is made.

The Company’s provision for income taxes is composed of current and deferred taxes. The current and deferred tax provisions are calculated based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and these adjustments could impact the Company’s effective tax rate.

See Note 15, “Income Taxes,” to the consolidated financial statements for further discussion regarding income taxes.
Recent Accounting Standards
See Note 2(ac) to the accompanying financial statements for recent accounting standards we have not yet adopted and recently adopted.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We periodically use derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of December 31, 2023 and 2022, no forward exchange contracts were outstanding.
The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. The forward exchange contracts had a net gain of zero and $0.1 million during the years ended December 31, 2023 and 2022, respectively. This amount is reported as a component of selling, general and administrative expenses in the consolidated statements of operations.
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

Interest Rate Risk
Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at floating rates of interest. In our portfolio of securities owned we invest in loans receivable that primarily bear interest at a floating rate of interest. If floating rates of interest had increased by 1% during the year ended December 31, 2023, the rate increase would have resulted in an increase in interest expense of $3.2 million.
The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable and investments in partnership interests. Our cash and cash equivalents through December 31, 2023 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $232.1 million and $101.9 million during the years ended December 31, 2023 and 2022, respectively, or 14.1% and 9.4% of our total revenues of $1,643.6 million and $1,080.7 million during the years ended December 31, 2023 and 2022, respectively. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our consolidated statements of operations, amounted to a loss of $2.8 million and gain of $2.2 million during the years ended December 31, 2023 and 2022, respectively. We may be exposed to foreign currency risk; however, our operating results during the years ended December 31, 2023 and 2022 included $232.1 million and $101.9 million of revenues, respectively, and $91.3 million and $55.0 million of operating expenses, respectively, from our foreign subsidiaries. A 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $7.5 million and $5.9 million change in our operating income during the years ended December 31, 2023 and 2022, respectively.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is submitted as a separate section beginning on page 85 of this Annual Report on Form 10-K (the “Financial Statements”).
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
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of December 31, 2023 our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described in the Report of Management on Internal Control over Financial Reporting.

Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.
In making our assessment of the Company’s internal control over financial reporting as of December 31, 2023, we excluded from our assessment the internal control over financial reporting at bebe stores, inc., in which a controlling financial interest was acquired on October 6, 2023, whose financial statements collectively constitute 2% of total assets and less than 1% of revenues as of and for the year ended December 31, 2023.
While management has concluded that the material weaknesses identified in 2022 are fully remediated, management has also identified additional material weaknesses for the year ended December 31, 2023, both as fully described below.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Remediation of Previously Reported Material Weaknesses
The material weaknesses in internal control over financial reporting that were reported in our Annual Report on Form 10-K for the year ended December 31, 2022, have been remediated as of December 31, 2023. The remediation of our internal control over financial reporting to address the underlying causes of the material weaknesses are summarized below:
•The Company identified a material weakness relating to the operating effectiveness of management's review controls over key assumptions that are utilized to determine the fair value of intangible assets for new acquisitions and the fair value of reporting units in the Company’s assessment of goodwill impairment. The Company enhanced the design and operation of management review controls that are utilized to determine the fair value of intangible assets and the fair value of reporting units by augmenting the review of certain attributes, specifically, (i) key inputs and (ii) appropriateness of assumptions and methodology used, to ensure sufficient evidence of an effective review is documented and maintained to support management’s conclusions.
•The Company identified a material weakness relating to the operating effectiveness of management's review controls over the income tax provision where management's review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in the consolidated statements. The Company improved the design and operation of management review controls over income taxes, including the following: (i) documenting the steps taken by management to perform the review of the income tax provision, and applying the appropriate level of precision and defined criteria to review and investigative procedures and (ii) ensuring sufficient evidence of an effective review is documented and maintained to support management’s conclusions. Additionally, the Company hired additional personnel with the appropriate technical knowledge to support the accounting for income taxes.
•The Company identified a material weakness relating to the operating effectiveness of management’s review controls over the presentation and classification of dividend income and realized and unrealized gains (losses) on certain equity securities. The Company improved the design and operation of management review controls over financial statement presentation and classification by applying an appropriate level of review of our financial disclosure controls and ensuring that the review is documented and maintained to support management’s conclusions.
Material Weaknesses Identified during the Current Period
For the period ended December 31, 2023:
•The Company identified two separate material weaknesses in controls related to information technology general controls (ITGCs) at our Lingo Management, LLC and Tiger US Holdings, Inc. subsidiaries in the areas of user access, program change management, and information technology (IT) operations over IT systems and the reports generated from these systems used in the execution of controls that support the Company’s financial reporting processes. As a result, business-process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted.
•The Company identified a separate material weakness relating to ITGC issues in one of our B. Riley Advisory Holdings, LLC subsidiaries primarily related to ineffective controls over user access management over a certain business application. As a result, business-process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted.
•The Company was unable to rely on a System and Organization Controls (SOC) 1 Type 2 report associated with the utilization of a third-party service organization's hosted IT solution for the processing of customer sales and billing information in our Marconi Wireless subsidiary. As a result, the internal control processes performed by the third-party service organization were not designed or implemented to operate at a sufficient level of precision. As such, the Company could not rely on the information produced by the system. Business-process automated and manual controls that were dependent on these controls could have been adversely impacted.
•The Company identified a material weakness relating to the operating effectiveness of management's review controls over investment valuations such that management's review procedures were not operating at a level of precision sufficient to prevent or detect a potential material misstatement in the consolidated statements.
•The Company did not have adequate controls in place to properly identify and disclose material related party transactions in accordance with Accounting Standards Codification (“ASC”) 850, Related Party Disclosures, which resulted in a material weakness.
Prior to filing this Annual Report on Form 10-K, we completed significant additional procedures for the year ended December 31, 2023. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Co-CEOs and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.
Remediation Plan for Current Period Material Weaknesses
Management has begun to implement and plans to continue implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses, described above, are remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions for the material weaknesses noted above include:
•Implementation and enhancement of its ITGCs and related policies. This includes providing training and support to process owners and reviewers with a specific focus on understanding the risks being addressed by the controls they are performing, as well as requirements for sufficient documentation and evidence in the execution of the controls.
•Updating of its IT policies and procedures to enhance user access, change management, and IT operations processes to ensure timely and accurate assignment of access rights and prompt removal of access for terminated employees, and to ensure appropriate restriction of access rights based on job responsibilities.
•Reaching an agreement with the third-party service organization supporting Marconi Wireless to provide a compliant SOC 1 Type 2 report in 2024 to allow for Management’s monitoring of controls related to the design and operating effectiveness of controls over customer sales and billing information. Management will (i) review the SOC 1 Type 2 compliance report to assess design and operating effectiveness of internal controls over the service organization’s processing of customer sales and billing information and (ii) ensure that the complementary user controls are identified and tested.
•Implementation of measures designed to ensure controls are appropriately designed, implemented, and operating effectively as it relates to the material weakness identified in investment valuations. The remediation actions include the improvement of the precision level of management review controls.
•Implementation and enhancement of its related party controls and policies. This includes providing training to process owners and reviewers with specific focus on understanding the risks being addressed by the controls they are performing.
While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2024.
Our independent registered public accounting firm, Marcum LLP, has audited the consolidated financial statements and has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Excluding the above remediation actions of prior disclosed material weaknesses and the identification of new current period material weaknesses as fully described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 11. EXECUTIVE COMPENSATION
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements. The Company’s Consolidated Financial Statements required to be filed in the Annual Report on the Form 10-K and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements and the effectiveness of internal control over financial reporting of the Company, are hereby filed as part of this report, beginning on page 85.
2.Financial Statement Schedules. Financial Statement Schedules other than those listed above have been omitted because they are either not applicable or the information is otherwise included in the consolidated financial statements or the notes thereto.
The financial statements of Babcock & Wilcox required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Form 10-K.
3.Exhibits Required by Item 601 of Regulation S-K. The exhibits listed in the Exhibit Index of the Form 10-K and this Amendment are field with, or incorporated by reference in, this report.
(b)Exhibits and Index to Exhibits, below.
(c)Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons.
Babcock & Wilcox was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the year ended December 31, 2022. As such, Babcock & Wilcox’s financial statements for its fiscal years ended December 31, 2023, 2022, and 2021 are provided as Exhibit 99.1 to this Form 10-K incorporation by reference to Item 8 and the Financial Statement Schedule – Schedule II - Valuation and Qualifying Accounts included in Item 15 of Babcock & Wilcox Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 15, 2024.
(c) Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015	10-Q	3.1	8/3/2018

3.2	Amended and Restated Bylaws, dated as of November 6, 2014	10-Q	3.6	11/6/2014

3.3	Amendment to Amended and Restated Bylaws of B. Riley Financial, Inc., dated April 3, 2019	8-K	3.1	4/9/2019

3.4	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	10/7/2019

3.5	Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	9/4/2020

4.1	Description of Registered Securities	10-K	4.29	5/16/2023

4.2	Form of common stock certificate	10-K	4.1	3/30/2015

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

4.3	Base Indenture, dated as of May 7, 2019, by and between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	5/7/2019

4.4	First Supplemental Indenture, dated as of May 7, 2019, by and between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	5/7/2019

4.5	Form of 6.75% Senior Note due 2024 (included in Exhibit 4.4)	8-K	4.2	5/7/2019

4.6	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.3	9/23/2019

4.7	Form of 6.50% Senior Note due 2026 (included in Exhibit 4.6)	8-K	4.4	9/23/2019

4.8	Deposit Agreement, dated October 7, 2019, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 6.875% Series A Cumulative Perpetual Preferred Stock	8-K	4.1	10/7/2019

4.9	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	10/7/2019

4.10	Form of Depositary Receipt	8-K	4.3	10/7/2019

4.11	Third Supplemental Indenture, dated as of February 12, 2020, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	8-K	4.4	2/12/2020

4.12	Form of 6.375% Senior Note due 2025 (included in Exhibit 4.11)	8-K	4.4	2/12/2020

4.13	Deposit Agreement, dated September 4, 2020, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 7.375% Series B Cumulative Perpetual Preferred Stock	8-K	4.1	9/4/2020

4.14	Form of Specimen certificate representing the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	9/4/2020

4.15	Form of Depositary Receipt	8-K	4.3	9/4/2020

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.16	Fourth Supplemental Indenture, dated as of January 25, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.5	1/25/2021

4.17	Form of 6.00% Senior Note due 2028 (included in Exhibit 4.16)	8-K	4.6	1/25/2021

4.18	Fifth Supplemental Indenture, dated as of March 29, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.6	3/29/2021

4.19	Form of 5.50% Senior Note due 2026 (included in Exhibit 4.18)	8-K	4.7	3/29/2021

4.20	Sixth Supplemental Indenture, dated as of August 6, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.7	8/6/2021

4.21	Form of 5.25% Senior Note due 2028 (included in Exhibit 4.20)	8-K	4.8	8/6/2021

4.22	Seventh Supplemental Indenture, dated as of December 3, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	12/3/2021

4.23	Form of 5.00% Senior Note due 2026 (included in Exhibit 4.22)	8-K	4.9	12/3/2021

10.1	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC)	10-Q	10.8	8/31/2009

10.2	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC	8-K	10.1	5/26/2011

10.3	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association	8-K	10.2	7/19/2013

10.4	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited	8-K	10.1	3/25/2014

10.5	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association	8-K	10.2	3/25/2014

10.6#	Amended and Restated 2009 Stock Incentive Plan	10-Q	10.1	8/11/2015

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.7#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement	10-Q	10.2	8/11/2015

10.8#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement	10-Q	10.3	8/11/2015

10.9#	B. Riley Financial, Inc. Management Bonus Plan	8-K	10.1	8/18/2015

10.10	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among the registrant, bebe stores, inc. and The Manny Mashouf Living Trust	8-K	10.1	1/16/2018

10.11#	2018 Employee Stock Purchase Plan	8-K	10.1	7/31/2018

10.12	Credit Agreement, dated December 19, 2018	8-K	10.1	12/27/2018

10.13	First Amendment to Credit Agreement and Joinder, dated February 1, 2019	8-K	10.2	2/7/2019

10.14	Second Amendment to Credit Agreement, dated December 31, 2020	8-K	10.1	1/6/2021

10.15	Security and Pledge Agreement, dated December 19, 2018	8-K	10.2	12/27/2018

10.16	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated December 19, 2018	8-K	10.3	12/27/2018

10.17	Unconditional Guaranty by the registrant, dated December 19, 2018	8-K	10.3	12/27/2018

10.18#	Amendment to Amended and Restated 2009 Stock Incentive Plan	10-Q	10.4	11/1/2019

10.19	B. Riley Financial, Inc. 2021 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement, dated April 20, 2021 filed with the Securities and Exchange Commission	8-K	10.01	6/3/2021

10.20	Master Receivables Purchase Agreement, dated as of December 20, 2021, between B. Riley Receivables, LLC and W.S. Badcock Corporation	8-K	10.1	12/22/2021

10.21	Servicing Agreement, dated as of December 20, 2021, between B. Riley Receivables, LLC and W.S. Badcock Corporation	8-K	10.2	12/22/2021

10.22	Form of Director and Officer Indemnification Agreement	8-K	10.3	12/22/2021

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.23	Third Amendment to Credit Agreement, dated as of December 16, 2021	10-K	10.44	2/25/2022

10.24#	PRSU Grant Agreement	10-K	10.46	2/25/2022

10.25	Third Amended and Restated Credit Agreement, dated as of April 20, 2022, by and among B. Riley Retail Solutions WF, LLC, B. Riley Retail, Inc., B. Riley Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada	8-K	10.1	4/25/2022

10.26	Fourth Amendment to Credit Agreement, dated as of June 21, 2022	10-Q	10.1	7/29/2022

10.27#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Bryant R. Riley	8-K	10.1	4/14/2023

10.28#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Thomas J. Kelleher	8-K	10.2	4/14/2023

10.29#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Phillip J. Ahn	8-K	10.3	4/14/2023

10.30#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Alan N. Forman	8-K	10.4	4/14/2023

10.31#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Andrew Moore	8-K	10.5	4/14/2023

10.32#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Kenneth M. Young	8-K	10.6	4/14/2023

10.33	Credit Agreement, dated August 21, 2023 among B. Riley Financial, Inc., BR Financial Holdings, LLC, Nomura Corporate Funding Americas, LLC, and Computershare Trust Company, N.A.	8-K	10.1	8/25/2023

10.34*	Form of Restricted Stock Unit Award Agreement (Time-Vesting) under the B. Riley Financial, Inc. 2021 Stock Incentive Plan

14.1	B. Riley - Code of Business Conduct and Ethics	8-K	14.1	5/30/2023

21.1*	Subsidiary List

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#*	B. Riley - Clawback Policy

99.1***	Babcock & Wilcox Financial Statements	10-K		3/15/2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________________________
*    Filed herewith.
**    Furnished herewith.
***    The Company is providing financial statements for Babcock & Wilcox Enterprises, Inc. (“Babcock & Wilcox”), pursuant to Rule 3-09 of Regulation S-X as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021. Babcock & Wilcox was significant under Rule 3-09 for the year ended December 31, 2022.
+    Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
#    Management contract or compensatory plan or arrangement.
§    The Company has omitted certain information contained in this exhibit pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and, if publicly disclosed, would likely cause competitive harm to the Company. Certain schedules and annexes to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-

K. A copy of any omitted schedule and/or annex will be furnished to the U.S. Securities and Exchange Commission or its staff upon request.
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

B. Riley Financial, Inc.

Date: April 23, 2024	/s/ PHILLIP J. AHN
(Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Co-Chief Executive Officer Chairman of the Board	April 23, 2024
(Bryant R. Riley)	(Principal Executive Officer)

/s/ THOMAS J. KELLEHER	Co-Chief Executive Officer Director	April 23, 2024
(Thomas J. Kelleher)

/s/ PHILLIP J. AHN	Chief Financial Officer Chief Operating Officer	April 23, 2024
(Phillip J. Ahn)	(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer (Principal Accounting Officer)	April 23, 2024
(Howard E. Weitzman)

/s/ ROBERT L. ANTIN	Director	April 23, 2024
(Robert L. Antin)

/s/ ROBERT D’AGOSTINO	Director	April 23, 2024
(Robert D’Agostino)

/s/ TAMMY BRANDT	Director	April 23, 2024
(Tammy Brandt)

/s/ RENÉE E. LABRAN	Director	April 23, 2024
(Renée E. LaBran)

/s/ RANDALL E. PAULSON	Director	April 23, 2024
(Randall E. Paulson)

/s/ MICHAEL J. SHELDON	Director	April 23, 2024
(Michael J. Sheldon)

/s/ MIMI K. WALTERS	Director	April 23, 2024
(Mimi K. Walters)

B. RILEY FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
B. Riley Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Valuation of Level 3 Investments

Description of the Matter

As discussed in Note 2 (u) of the financial statements, the Company estimates the fair value of level 3 investments, which includes equity securities and loans receivable, at fair value. At December 31, 2023, the Company reported equity securities and loans receivable, at fair value of approximately $735.6 million and $532.4 million, respectively.

Management uses judgment to determine the significant assumptions used in valuation models to record level 3 investments at their fair value using level 3 inputs. These level 3 inputs are unobservable, supported by little or no market activity, and are significant to the fair value of level 3 investments. Evaluating management’s significant assumptions to determine the fair value of level 3 investments was complex and required judgment, particularly when evaluating level 3 inputs such as discount rates, projected earnings before interest income, interest expense, income taxes, and depreciation and amortization (“EBITDA”), multiples of EBITDA, multiples of sales, market price of related securities, market interest rates and expected annualized volatility rates. These significant assumptions are affected by expectations about future economic and industry factors as well as estimates of the investee’s future growth.

The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain level 3 investments, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the aforementioned significant unobservable level 3 inputs used in the valuation of level 3 investments, and (iii) the audit effort involved the use of firm employed valuation specialists with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Our audit procedures related to the valuation of level 3 investments to address this critical audit matter included the following:

•We obtained an understanding of the control environment related to the Company’s process to determine the reasonableness of significant assumptions used in valuation models to record level 3 investments at their fair value and evaluated the design effectiveness of the relevant controls.

•Tested the completeness, accuracy and reliability of level 3 inputs used by management in valuation models.

•Tested the mathematical accuracy of the valuation models used to determine the fair values of level 3 investments.

•With the assistance of firm employed valuation specialists, we evaluated the reasonableness of valuation models and significant assumptions and tested level 3 inputs for reasonableness.

Impairment of Goodwill and Intangible Assets- Tiger US Holdings, Inc.

Description of the Matter

As discussed in Note 2 (t) and Note 9 of the financial statements, the Company annually assesses goodwill and intangible assets, or more frequently if events and circumstances indicate that the estimated fair value may no longer exceed its carrying value. Such factors considered in the Company’s assessment include, but are not limited to, financial performance, macroeconomic conditions, as well as industry and market considerations. When a quantitative impairment test is performed, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss.

During the year ended December 31, 2023, the Company completed their assessments of goodwill and intangibles assets for the Tiger US Holdings, Inc. (“Targus”) reporting unit. The annual assessment concluded that it was more likely than not the fair value of the Targus reporting unit was less than the carrying amount. As a result, the Company recorded non-cash impairment charges for the year ended December 31, 2023, of approximately $53.1 million and $15.5 million related to the goodwill and intangibles assets, respectively. The result of the impairment was a reduction in the carrying values of the Targus goodwill and intangible assets to approximately $26.7 million and $64.0 million, respectively.

The principal considerations for our determination that performing procedures relating to goodwill and intangible assets related to Targus is a critical audit matter are (i) the significant judgment by management when evaluating indicators of impairment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions and (iii) the audit effort involved the use of firm employed valuation specialists with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Our audit procedures related to the valuation of goodwill and intangible assets for the Targus reporting unit address this critical audit matter included the following:

•We obtained an understanding of the control environment, evaluating the design effectiveness, and testing the operating effectiveness of controls over management’s goodwill and intangible assets impairment evaluation, including those over the determination of the fair value of the Targus reporting unit, such as controls related to future operating performance, projected cash flows, long term growth rates, royalty rates, market multiples and discount rates used.

•We evaluated the reasonableness of management’s revenue and cash flow forecasts by comparing management’s forecasts to historical results, and forecasted industry information of Targus and companies in its peer group.

•With the assistance of firm employed valuation specialists, we evaluated the reasonableness of the valuation technique, long term growth rates, royalty rates, market multiples and discount rates used by testing the underlying source information, the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the long-term growth rates, royalty rates, market multiples and discount rates selected by management.

•We compared the carrying value for the reporting unit to the amounts recorded by the Company.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2009.

Melville, NY
April 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and Board of Directors of
B. Riley Financial, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited B. Riley Financial, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in the “Report of Management on Internal Control Over Financial Reporting”:

•The Company identified two separate material weaknesses in controls related to information technology general controls (“ITGCs”) at Lingo Management, LLC and Tiger US Holdings, Inc. and subsidiaries in the areas of user access, program change management, and information technology (“IT”) operations over IT systems and the reports generated from these systems used in the execution of controls that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted.

•The Company identified a separate material weakness relating to ITGC issues in one of the B. Riley Advisory Holdings, LLC subsidiaries primarily related to ineffective controls over user access management over a certain business application. As a result, business process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted.

•The Company was unable to rely on a System and Organization Controls (“SOC") 1 Type 2 report associated with the utilization of a third-party service organization's hosted IT solution for the processing of customer sales and billing information in our Marconi Wireless subsidiary. As a result, the internal control processes performed by the third-party service organization were not designed or implemented to operate at a sufficient level of precision. As such, the Company could not rely on the information produced by the system. Business process automated and manual controls that were dependent on these controls could have been adversely impacted.

•The Company identified a material weakness relating to the operating effectiveness of management's review controls over investment valuations such that management's review procedures were not operating at a level of precision sufficient to prevent or detect a potential material misstatement in the consolidated statements.

•The Company did not have adequate controls in place as of December 31, 2023 to properly identify and disclose material related party transactions in accordance with Accounting Standards Codification (“ASC”) 850, Related Party Disclosures, which resulted in a material weakness.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the year ended December 31, 2023 of the consolidated financial statements, and this report does not affect our report dated April 23, 2024 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2023 and 2022 and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2023 of the Company and our report dated April 23, 2024 expressed an unqualified opinion on those financial statements.

As described in the “Report of Management on Internal Control Over Financial Reporting”, management has excluded its bebe stores, inc. from its assessment of internal control over financial reporting as of December 31, 2023 because this entity was acquired by the Company in a purchase business combination during 2023. We have also excluded this from our audit of internal control over financial reporting. This entity’s total assets and total revenues represent approximately 2%

and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Melville, NY
April 23, 2024

PART IV. FINANCIAL INFORMATION
Item 15. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except par value)

	December 31, 2023	December 31, 2022
Assets:
Assets:
Cash and cash equivalents	$231,964	$268,618
Restricted cash	1,875	2,308
Due from clearing brokers	51,334	48,737
Securities and other investments owned, at fair value	1,092,106	1,129,268
Securities borrowed	2,870,939	2,343,327
Accounts receivable, net of allowance for credit losses of $7,339 and $3,664 as of December 31, 2023 and 2022, respectively	115,496	149,110
Due from related parties	172	1,081
Loans receivable, at fair value (includes $387,657 and $98,729 from related parties as of December 31, 2023 and 2022, respectively)	532,419	701,652
Prepaid expenses and other assets	237,327	460,696
Operating lease right-of-use assets	87,605	88,593
Property and equipment, net	25,206	27,141
Goodwill	472,326	512,595
Other intangible assets, net	322,014	374,098
Deferred income taxes	33,595	3,978
Total assets	$6,074,378	$6,111,202

Liabilities and Equity
Liabilities:
Accounts payable	$44,550	$81,384
Accrued expenses and other liabilities	273,193	322,974
Deferred revenue	71,504	85,441
Deferred income taxes	—	29,548
Due to related parties and partners	2,731	2,210
Due to clearing brokers	—	19,307
Securities sold not yet purchased	8,601	5,897
Securities loaned	2,859,306	2,334,031
Operating lease liabilities	98,563	99,124
Notes payable	19,391	25,263
Revolving credit facility	43,801	127,678
Term loans, net	625,151	572,079
Senior notes payable, net	1,668,021	1,721,751
Total liabilities	5,714,812	5,426,687

Commitments and contingencies (Note 18)
Redeemable noncontrolling interests in equity of subsidiaries	—	178,622

B. Riley Financial, Inc. stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 and 4,545 shares issued and outstanding as of December 31, 2023 and 2022, respectively; and liquidation preference of $114,082 and $113,615 as of December 31, 2023 and 2022, respectively.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 29,937,067 and 28,523,764 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	3	3
Additional paid-in capital	572,170	494,201
Accumulated deficit	(281,285)	(45,220)
Accumulated other comprehensive loss	229	(2,470)
Total B. Riley Financial, Inc. stockholders’ equity	291,117	446,514
Noncontrolling interests	68,449	59,379
Total equity	359,566	505,893
Total liabilities and equity	$6,074,378	$6,111,202
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Services and fees	$1,002,370	$895,623	$1,153,225
Trading income (loss) and fair value adjustments on loans	41,828	(202,628)	220,545
Interest income - Loans and securities lending	284,896	245,400	122,723
Sale of goods	314,506	142,275	58,205
Total revenues	1,643,600	1,080,670	1,554,698

Operating expenses:
Direct cost of services	238,794	142,455	54,390
Cost of goods sold	213,351	78,647	26,953
Selling, general and administrative expenses	828,903	714,614	906,196
Restructuring charge	2,131	9,011	—
Impairment of goodwill and tradenames	70,333	—	—
Interest expense - Securities lending and loan participations sold	145,435	66,495	52,631
Total operating expenses	1,498,947	1,011,222	1,040,170
Operating income	144,653	69,448	514,528

Other income (expense):
Interest income	3,875	2,735	229
Dividend income	47,776	35,874	19,732
Realized and unrealized (losses) gains on investments	(162,589)	(201,079)	166,131
Change in fair value of financial instruments and other	(4,748)	10,188	3,796
Gain on bargain purchase	15,903	—	—
(Loss) income from equity method investments	(181)	3,570	2,801
Interest expense	(187,013)	(141,186)	(92,455)
(Loss) income before income taxes	(142,324)	(220,450)	614,762
Benefit from (provision for) income taxes	36,693	63,856	(163,960)
Net (loss) income	(105,631)	(156,594)	450,802
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(5,721)	3,235	5,748
Net (loss) income attributable to B. Riley Financial, Inc.	(99,910)	(159,829)	445,054
Preferred stock dividends	8,057	8,008	7,457
Net (loss) income available to common shareholders	$(107,967)	$(167,837)	$437,597

Basic (loss) income per common share	$(3.69)	$(5.95)	$15.99
Diluted (loss) income per common share	$(3.69)	$(5.95)	$15.09

Weighted average basic common shares outstanding	29,265,099	28,188,530	27,366,292
Weighted average diluted common shares outstanding	29,265,099	28,188,530	29,005,602
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(105,631)	$(156,594)	$450,802
Other comprehensive (loss) income:
Change in cumulative translation adjustment	2,699	(1,390)	(257)
Other comprehensive (loss) income, net of tax	2,699	(1,390)	(257)
Total comprehensive (loss) income	(102,932)	(157,984)	450,545
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(5,721)	6,565	5,748
Comprehensive (loss) income attributable to B. Riley Financial, Inc.	$(97,211)	$(164,549)	$444,797
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	3,971	$—	25,777,796	$3	$310,326	$203,080	$(823)	$26,374	$538,960
Common stock issued, net of offering costs	—	—	1,413,045	—	64,713	—	—	—	64,713
Preferred stock issued	541	—	—	—	14,712	—	—	—	14,712
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	433,182	—	(9,620)	—	—	—	(9,620)
Common stock repurchased and retired	—	—	(44,650)	—	(2,656)	—	—	—	(2,656)
Warrants exercised	—	—	11,655	—	—	—	—	—	—
Share based payments	—	—	—	—	36,011	—	—	—	36,011
Dividends on common stock ($12.50 per share)	—	—	—	—	—	(373,633)	—	—	(373,633)
Dividends on preferred stock	—	—	—	—	—	(7,457)	—	—	(7,457)
Net income	—	—	—	—	—	445,054	—	5,748	450,802
Remeasurement of B. Riley Principal 150 and 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(18,182)	—	—	(18,182)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,497)	(15,497)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	13,680	13,680
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	13,625	13,625
Other comprehensive loss	—	—	—	—	—	—	(257)	—	(257)
Balance, December 31, 2021	4,512	$—	27,591,028	$3	$413,486	$248,862	$(1,080)	$43,930	$705,201
Preferred stock issued	33	—	—	—	874	—	—	—	874
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	583,624	—	(10,271)	—	—	—	(10,271)
Common stock repurchased and retired	—	—	(183,257)	—	(6,516)	—	—	—	(6,516)
Shares issued for acquisitions	—	—	532,369	—	35,648	—	—	—	35,648
Share based payments	—	—	—	—	60,890	—	—	—	60,890
Share based payments in equity of subsidiary	—	—	—	—	125	—	—	—	125
Vesting of shares in equity of subsidiary	—	—	—	—	(35)	—	—	35	—
Dividends on common stock ($4.00 per share)	—	—	—	—	—	(124,891)	—	—	(124,891)
Dividends on preferred stock	—	—	—	—	—	(8,008)	—	—	(8,008)
Net (loss) income	—	—	—	—	—	(159,829)	—	5,803	(154,026)
Remeasurement of B. Riley Principal 150 and 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(1,354)	—	—	(1,354)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,731)	(11,731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	21,160	21,160
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	182	182
Other comprehensive loss	—	—	—	—	—	—	(1,390)	—	(1,390)
Balance, December 31, 2022	4,545	$—	28,523,764	$3	$494,201	$(45,220)	$(2,470)	$59,379	$505,893
Common stock issued, net of offering costs	—	—	2,090,909	—	114,507	—	—	—	114,507
Preferred stock issued	18	—	—	—	467	—	—	—	467
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	1,445,050	—	(7,591)	—	—	—	(7,591)
Common stock repurchased and retired	—	—	(2,174,608)	—	(69,479)	—	—	—	(69,479)
Shares issued for acquisition of a business	—	—	51,952	—	2,111	—	—	—	2,111
Remeasurement of Lingo redeemable minority interest	—	—	—	—	(6,283)	—	—	—	(6,283)
Share based payments	—	—	—	—	44,278	—	—	—	44,278
Share based payments in equity of subsidiary	—	—	—	—	216	—	—	—	216
Vesting of shares in equity of subsidiary	—	—	—	—	(257)	—	—	257	—

Dividends on common stock ($4.00 per share)	—	—	—	—	—	(126,104)	—	—	(126,104)
Dividends on preferred stock	—	—	—	—	—	(8,057)	—	—	(8,057)
Net loss	—	—	—	—	—	(99,910)	—	(5,575)	(105,485)
Remeasurement of B. Riley Principal 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(1,994)	—	—	(1,994)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8,497)	(8,497)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5,592	5,592
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	16,433	16,433
Other	—	—	—	—	—	—	—	860	860
Other comprehensive income	—	—	—	—	—	—	2,699	—	2,699
Balance, December 31, 2023	4,563	$—	29,937,067	$3	$572,170	$(281,285)	$229	$68,449	$359,566
The accompanying notes are an integral part of these consolidated financial statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(105,631)	$(156,594)	$450,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,604	39,969	25,871
Provision for credit losses	7,147	4,214	1,453
Share-based compensation	45,109	61,140	36,011
Fair value and remeasurement adjustments, non-cash	(10,699)	34,871	(7,562)
Non-cash interest and other	(9,652)	(3,204)	(22,322)
Depreciation of rental merchandise	4,070	—	—
Effect of foreign currency on operations	(310)	754	127
Loss (income) from equity method investments	181	(3,570)	(2,801)
Dividends from equity investments	434	4,038	2,136
Deferred income taxes	(40,945)	(80,431)	61,770
Impairment of goodwill and tradenames	70,333	—	—
(Gain) loss on sale of business, disposal of fixed assets, and other	(9,034)	4,922	(137)
Gain on bargain purchase	(15,903)	—	—
Change in fair value of financial instruments and other	—	—	(6,509)
Loss (gain) on extinguishment of debt	5,294	(1,102)	6,131
Gain on equity investment	—	(6,790)	(3,544)
De-consolidation of BRPM 150	—	(8,294)	—
Income allocated to and fair value adjustment for mandatorily redeemable noncontrolling interests	1,835	1,119	857
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	(21,903)	(69,172)	40,628
Securities and other investments owned	123,196	390,635	(581,785)
Securities borrowed	(527,612)	(252,361)	(1,325,509)
Accounts receivable	26,397	6,599	(715)
Prepaid expenses and other assets	737	(54,273)	(3,737)

	Year Ended December 31,
	2023	2022	2021
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(79,848)	(141,328)	37,798
Amounts due to/from related parties and partners	(1,045)	3,925	(1,415)
Securities sold, not yet purchased	2,704	(22,726)	18,011
Deferred revenue	(15,232)	8,966	(3,540)
Securities loaned	525,275	245,346	1,328,875
Net cash provided by operating activities	24,502	6,653	50,894
Cash flows from investing activities:
Purchases of loans receivable	(544,957)	(503,146)	(738,909)
Repayments of loans receivable	606,716	574,854	172,119
Sale of loans receivable	84,984	—	—
Repayment of loan participations sold	—	—	(15,216)
Acquisition of businesses and minority interest, net of $8,308, $50,733, and $34,942 cash acquired in 2023, 2022, and 2021, respectively	(26,240)	(261,693)	(28,254)
Purchases of property, equipment and intangible assets	(7,711)	(3,918)	(676)
Proceeds from sale of business and other	17,490	2	14
Funds received from trust account of subsidiary	175,763	172,584	—
Investment of subsidiaries initial public offering proceeds into trust account	—	—	(345,000)
Purchases of equity and other investments	(4,871)	(10,974)	(612)
Net cash provided by (used in) investing activities	301,174	(32,291)	(956,534)
Cash flows from financing activities:
Proceeds from revolving line of credit	219,157	64,878	80,000
Repayment of revolving line of credit	(303,034)	(17,200)	—
Repayment of notes payable and other	(13,806)	(530)	(37,610)
Proceeds from term loan	628,187	324,200	300,000
Repayment of term loan	(520,803)	(96,228)	(20,684)
Proceeds from issuance of senior notes	185	51,601	1,249,083
Redemption of senior notes	(58,924)	—	(507,348)
Payment of debt issuance and offering costs	(27,993)	(8,222)	(33,377)
Payment of contingent consideration	(1,905)	(1,776)	(3,714)
ESPP and payment of employment taxes on vesting of restricted stock	(7,591)	(10,286)	(9,620)
Common dividends paid	(141,099)	(119,454)	(347,135)
Preferred dividends paid	(8,057)	(8,008)	(7,457)
Repurchase of common stock	(69,479)	(6,516)	(2,656)
Distribution to noncontrolling interests	(6,520)	(4,208)	(16,542)
Contributions from noncontrolling interests	6,055	21,096	13,680
Redemption of subsidiary temporary equity and distributions	(175,763)	(172,584)	—
Proceeds from initial public offering of subsidiaries	—	—	345,000
Proceeds from issuance of common stock	115,000	—	64,713
Proceeds from issuance of preferred stock	467	874	14,712
Net cash (used in) provided by financing activities	(365,923)	17,637	1,081,045
(Decrease) increase in cash, cash equivalents and restricted cash	(40,247)	(8,001)	175,405

	Year Ended December 31,
	2023	2022	2021
Effect of foreign currency on cash, cash equivalents and restricted cash	3,160	(933)	(382)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,087)	(8,934)	175,023
Cash, cash equivalents and restricted cash, beginning of year	270,926	279,860	104,837
Cash, cash equivalents and restricted cash, end of year	$233,839	$270,926	$279,860

Supplemental disclosures:
Interest paid	$315,309	$193,387	$138,369
Taxes paid	$20,121	$49,357	$88,153
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS
B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking, brokerage, wealth management, asset management, direct lending, business advisory, valuation, and asset disposition services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals. The Company also has a portfolio of communication related businesses that provide consumer Internet access and cloud communication services and Tiger US Holdings, Inc. (“Targus”), which designs and sells laptop and computer accessories.
During the fourth quarter of 2023, management reassessed the Company's previously reported Consumer segment due to organizational changes and financial information provided to the Chief Operating Decision Maker (“CODM”). These changes resulted in Targus's operations being reported on a stand-alone basis in the Consumer Products segment and the operations related to brand licensing that were previously reported in the Consumer segment being reported in the All Other Category that is reported with Corporate and Other. As a result of the changes, the Company has recast the financial data for the Consumer Products segment and reporting of the All Other Category for all periods presented.
The Company operates in six reportable operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate and high-net-worth clients; (iii) Auction and Liquidation, through which the Company provides auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property; (iv) Financial Consulting, through which the Company provides bankruptcy, financial advisory, forensic accounting, real estate consulting and valuation and appraisal services; (v) Communications, through which the Company provides consumer Internet access and related subscription services, cloud communication services, and mobile phone voice, text, and data services and devices; and (vi) Consumer Products, which generates revenue through sales of laptop and computer accessories.
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
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 2(aa) for further discussion.
(b) Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, allowance for credit losses, the fair value of loans receivables, intangible assets and goodwill, share based arrangements, contingent consideration, accounting for income tax valuation allowances, and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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
Revenues from contracts with customers in the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Communications segment, Consumer Products segment, and the All Other category are primarily comprised of the following:
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
Communications segment
Revenues in the Communications segment are primarily comprised of subscription services revenues which consist of fees charged to United Online pay accounts; revenues from the sale of the magicJack VoIP Services, LLC, (“magicJack”) access rights; revenues from access rights renewals and mobile apps; prepaid minutes revenues; revenues from access and wholesale charges; service revenue from unified communication as a service (“UCaaS”) hosting services; and revenues from mobile phone voice, text, and data services. Products revenues consist of revenues from the sale of magicJack, mobile phone, and mobile broadband service devices, including the related shipping and handling and installation fees, if applicable.
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

For services offered by the Company in the Communications segment that include third-party providers, the Company evaluates whether it is acting as the principal or as the agent with respect to the goods or services provided to the customer. This principal-versus-agent assessment involves judgment and focuses on whether the facts and circumstances of the arrangement indicate that the goods or services were controlled by the Company prior to transferring them to the customer. To evaluate if the Company has control, it considers various factors including whether it is primarily responsible for fulfillment, bears risk of loss in billing the customer, and has discretion over pricing.
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
Consumer Products segment
Revenues in the Consumer Products segment primarily consist of the global sales of notebook computer carrying cases and computer accessories. Global sales of consumer goods to customers are subject to contracts that contain a single performance obligation and revenue is recognized at a point in time when control of the product transfers to the customer which is generally upon product shipment. Customers consist primarily of equipment manufacturers, distributors (servicing resellers and corporate end-customers), and retailers. Consignment customers represent retailers that are in possession of the Company's inventory but that inventory is owned by the Company until sold. As such, consignment revenue is recognized when the retail sale is reported by the customer. Generally, the terms of the contracts for the sale of global goods do not allow for a right of return except for matters related to products with defects or damages. Revenues may be reduced by allowances for advertising and promotion, which generally represent contractual selling incentives offered to customers that will be charged to the Company at a later date. During the year ended December 31, 2023 and the period from the date of acquisition October 18, 2022 to December 31, 2022, allowances for selling incentives were $16,633 and $4,297, respectively. These allowances are included in accrued expenses and other liabilities on the consolidated balance sheets and consist of rebates that reduce revenue at time of sale. Shipping and handling expenses, which consist primarily of transportation charges incurred to move finished goods to customers, is included in cost of goods sold.
All Other
Revenue in the All Other category, which is not a reportable segment, includes licensing revenues, rental fees through rent-to-own agreements and merchandise sales from the operation of rent-to-own franchise stores, and revenues from a regional environmental services business in the New York metropolitan area and a landscaping business in the southeast United States, which was sold during the quarter ended September 30, 2023.
Rental fees consist of merchandise, such as furniture, appliances and consumer electronics, which is rented to customers pursuant to rental purchase agreements which provide for weekly, semi-monthly or monthly rental terms with non-refundable rental payments. At the end of each rental term, the customer may renew the agreement for the next rental term by making a payment in advance. The customer can acquire ownership of the merchandise on lease by completing payment of all required rental periods. The Company maintains ownership of the rental merchandise until all payment obligations are satisfied. The customer can terminate the lease agreement at any time during the lease term and return the leased merchandise to the store. All prior rental payments are nonrefundable.
Merchandise sales are from merchandise purchased upfront through a point-of-sale transaction. In addition, rental customers may exercise an early purchase option to buy the merchandise at a fixed discount to the total contractual price at any point in the lease term as established in the original rental agreement. Revenue from merchandise sales and early purchase option is recognized at the point in time when payment is received and ownership of the merchandise passes to the customer. Any remaining net value of the merchandise is recorded to cost of sales at the time of the transaction.
The environmental services business is engaged in the recycling of scrap and waste materials and deals primarily in paper products. The business provides processing services that consists of the receipt of materials from municipalities and commercial entities that are then sorted and then disposed of or sold, using third-party processors as needed. The businesses' customer arrangements contain a single obligation to transfer processed recycled goods and revenues are recognized at a point in time as processing fees when the performance obligation is satisfied. The pricing for recyclable materials can fluctuate based upon market conditions and the business has certain arrangements with customers to reduce the risk exposure to commodity pricing volatility through revenue sharing (or processing fee) contracts with customers.
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
(d) Direct Cost of Services
Direct cost of services relates to service and fee revenues. Direct costs of services include participation in profits under collaborative arrangements in which the Company is a majority participant. Direct costs of services also include the cost of consultants and other direct expenses related to Auction and Liquidation contracts pursuant to commission and fee-based arrangements in the Auction and Liquidation segment. Direct cost of services in the Communications segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks, servers and data centers, sales commissions associated with multi-year service plans, depreciation of network computers and equipment, amortization expense, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billing and processing of customer credit cards and associated bank fees. Direct costs of services include cost of rentals and fees for the Company’s rent-to-own stores. Direct cost of services does not include an allocation of the Company’s overhead costs.
(e) Interest Expense - Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $145,435, $66,495, and $51,753 during the years ended December 31, 2023, 2022, and 2021, respectively.
(f) Concentration of Risk
Revenues in the Capital Markets, Financial Consulting, Wealth Management, and Communications segments are primarily generated in the United States. Revenues in the Auction and Liquidation segment and Consumer Products segment are primarily generated in the United States, Australia, Canada, and Europe.
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
On December 18, 2023, the Company loaned $108,000 to Conn’s Inc. (“Conn’s”) as more fully described in Note 22. This loan combined with two other existing loans receivable with an outstanding balance of $62,808 as of December 31, 2023 is collateralized by consumer loan receivables of customers of the furniture and electronics retailer. These loans have an aggregate fair value of $167,568 or 31.5% of the loan portfolio as of December 31, 2023 and are concentrated in the retail industry. In the event there is a recession or economic downturn that would put pressure on the retailer’s customers, this could impact the operations of the retailer and payment patterns of the customers and the overall performance and collectability of these loans.

The Company also has a loan receivable in the amount of $200,506 as of December 31, 2023, which represents 37.7% of the total loan portfolio as of December 31, 2023 that is secured by a first priority security interest in Freedom VCM Holdings, LLC (“Freedom VCM”) equity interests owned by Brian Kahn as more fully described in Note 2(r) below. The loan receivable allows for interest to be paid-in-kind. Deterioration in the collateral, including in the performance of Freedom VCM or delays in the execution of its strategies, including the possible disposition of additional businesses and further de-leveraging of its balance sheet, for the loan receivable may impact the ultimate collection of principal and interest.

The maximum amount of loss that the Company is exposed to is equivalent to the fair value of these loans which totaled $368,074 as of December 31, 2023.
(g) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $11,097, $11,434, and $3,681 during the years ended December 31, 2023, 2022, and 2021, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.
(h) Share-Based Compensation
The Company’s share-based payment awards principally consist of grants of restricted stock, restricted stock units and costs associated with the Company’s employee stock purchase plan. In accordance with the applicable accounting guidance, share-based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the consolidated statements of operations over the requisite service or performance period the award is expected to vest. The Company accounts for forfeitures when they occur rather than estimate a forfeiture rate.
In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. In accordance with the provisions of ASC 718 - Compensation - Stock Compensation, the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. During the years ended December 31, 2023, 2022, and 2021, the Company recognized compensation expense of $625, $369, and $758, respectively, related to the Purchase Plan. As of December 31, 2023 and 2022, there were 236,949 and 362,986 shares reserved for issuance under the Purchase Plan, respectively.
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
(k) Restricted Cash
As of December 31, 2023 and 2022, restricted cash included $1,875 and $2,308, respectively, primarily consisting of cash collateral for leases.
Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$231,964	$268,618
Restricted cash	1,875	2,308
Total cash, cash equivalents and restricted cash	$233,839	$270,926
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
(n) Accounts Receivable
Accounts receivable represents amounts due from the Company’s Auction and Liquidation, Financial Consulting, Capital Markets, Wealth Management, Communications, and Consumer Products customers. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes the expected loss model, which includes the pooling of receivables using the aging method and specific identification. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for credit losses are included in Note 6.

(o) Inventories

Inventories are substantially all finished goods from the Consumer Products and Communications segments and are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. The Company maintains an allowance for excess and obsolete inventories to reflect its estimate of realizable value of the inventory based on historical sales and recoveries. Inventories are included in prepaid and other assets in the consolidated balance sheet.
(p) Leases
The Company determines if an arrangement is, or contains, a lease at the inception date and reviews leases for finance or operating classification once control is obtained. Operating leases with terms greater than twelve months are included in right-of-use assets, with the related liabilities included in operating lease liabilities in the consolidated balance sheets. Finance leases are included in prepaid expenses and other assets, with the related liabilities included in accrued expenses and other liabilities in the consolidated balance sheets.
Operating and finance lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value. The Company's lease terms include rent escalations and options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components which are accounted for as a single lease component. See Note 10 for additional information on leases.
(q) Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation expense on property and equipment was $9,468, $5,677, and $3,865 during the years ended December 31, 2023, 2022, and 2021, respectively.
(r) Loans Receivable

Under ASC 825 - Financial Instruments, the Company elected the fair value option for all outstanding loans receivable. Management evaluates the performance of the loan portfolio on a fair value basis. Under the fair value option, loans receivables are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the consolidated statements of operations.

Loans receivable, at fair value totaled $532,419 and $701,652 as of December 31, 2023 and 2022, respectively. The loans have various maturities through December 2027. As of December 31, 2023 and 2022, the aggregate cost of loans receivable accounted for under the fair value option was $555,882 and $769,022, respectively, which included principal balances of $563,637 and $772,873, respectively, and unamortized costs, origination fees, premiums and discounts, totaling $7,755 and $3,851, respectively. The principal balance of loans receivable exceeded the fair value of loans by $23,463 and $67,370 as of December 31, 2023 and 2022, respectively. At the time of origination, the Company's loans are collateralized by the assets of borrowers and other pledged collateral and may have guarantees to provide for protection of the payments due on loans receivable. During the years ended December 31, 2023, 2022 and 2021, the Company recorded net unrealized gains of $55,756, net unrealized losses of $54,439, and net unrealized gains of $10,035, respectively, on loans receivable, at fair value, which is included in trading income and fair value adjustments on loans on the consolidated statements of operations. Loans receivable, at fair value on non-accrual and 90 days or greater past due was $41,236, which represents approximately 7.7% of total loans receivable, at fair value as of December 31, 2023. The principal balance of loans receivable on non-accrual and 90 days or greater past due was $43,326 as of December 31, 2023. Loans receivable, at fair value on non-accrual was $7,153, which represents approximately 1.0% of total loans receivable, at fair value as of December 31, 2022. The principal balance of loans receivable on non-accrual was $42,077 as of December 31, 2022. Interest income for loans on non-accrual and/or 90 days or greater past due is recognized separately from changes in fair value in interest income - loans and securities lending on the consolidated statements of operations. The amount of gains or (losses) included in earnings attributable to changes in instrument – specific credit risk was $6,322, $(58,068), and $(1,845) during the years ended December 31, 2023, 2022, and 2021, respectively. The gains or losses attributable to changes in instrument – specific risk was determined by management based on an estimate of the fair value change during the year specific to each loan receivable.

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending customers. As of December 31, 2023, the Company has provided limited guarantees with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) up to a maximum of $150,000 as further described in Note 18(b). In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of December 31, 2023, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
Simultaneously with the completion of the FRG take-private transaction, one of the Company’s subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes the Company's subsidiary the aggregate principal amount of $200,506 and bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027 (see Note 2(s)). The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn, the CEO and a board member of Freedom VCM as of December 31, 2023, and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of August 21, 2023. On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was $232,065 as of December 31, 2023. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral. In light of Mr. Kahn’s alleged involvement with the alleged misconduct concerning Prophecy Asset Management LP, the Company can provide no assurances that it will not be subject to claims asserting an interest in the Freedom VCM equity interests owned by Mr. Kahn, including those that collateralize the Amended and Restated Note. If a claim were successful, it would diminish the value of the collateral which could impact the carrying value of the loan. If such claims are made, however, the Company believes it has valid defenses from any such claim and any such claim would be without merit. Other factors leading to a deterioration in the collateral, including in the performance of Freedom VCM or delays in the execution of its strategies, including the possible disposition of additional businesses and further de-leveraging of its balance sheet, for the loan receivable may impact the ultimate collection of principal and interest. In the event the loan balance and accrued interest exceed the underlying collateral value of the loan, this will impact the fair value of the loan and result in an unrealized loss being recorded in the consolidated statements of operations.
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
As of December 31, 2023, loans receivable had an aggregate remaining contractual principal balance of $563,637, an aggregate fair value of $532,419, and the contractual principal balance exceeded the fair value by $31,218. As of December 31, 2022, loans receivable had an aggregate remaining contractual principal balance of $772,873, an aggregate fair value of $701,652, and the contractual principal balance exceeded the fair value by $71,221.
Badcock Loan Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Badcock Receivables I”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), which at the time was an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”), which became a subsidiary of Freedom VCM as a result of the transaction on August 21, 2023. The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables of WSBC. On September 23, 2022, the Company's then majority-owned subsidiary, B Riley Receivables II, LLC (“BRRII”), a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“2022 Badcock Receivable”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan discussed in Note 12 to our consolidated financial statements. During the three months ended March 31, 2023, BRRII entered into Amendments No. 2 and No. 3 to Badcock Receivables II with WSBC for a total of $145,278 in additional consumer credit receivables. The accounting for this transaction resulted in the

Company recording a loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. These loan receivables are measured at fair value.
On August 21, 2023, all of the equity interests of BRRII were sold to Freedom VCM Receivables, Inc. (“Freedom VCM Receivables”), a subsidiary of Freedom VCM, which resulted in a loss of $78. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement, as more fully discussed in Note 12 to our consolidated financial statements, and Freedom VCM Receivables entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 with payments of principal and interest on the note limited solely to performance of certain receivables held by BRRII. This loan receivable is measured at fair value.
In connection with these loans receivables, the Company entered into a Servicing Agreement with WSBC pursuant to which WSBC provides to the Company certain customary servicing and account management services in respect of the receivables purchased by the Company under the Receivables Purchase Agreement. In addition, subject to certain terms and conditions, FRG has agreed to guarantee the performance by WSBC of its obligations under the Master Receivables Purchase Agreements and the Servicing Agreement.
As of December 31, 2023 and 2022, the Badcock Receivables I loan receivable to WSBC in the Company's consolidated balance sheets included loans measured at fair value in the amount of $20,624 and $175,795, respectively. The Badcock Receivables II loan receivable was measured at fair value in the amount of $142,314 as of December 31, 2022. As of December 31, 2023, the Freedom VCM Receivables’ loan receivable in connection with the sale of all of the equity interests of BRRII was included in the Company's consolidated balance sheets in loans receivable, at fair value in the amount of $42,183.
Nogin Loan and Loan Commitment
On November 16, 2023, the Company entered into a Chapter 11 Restructuring Support Agreement (as amended, the “RSA”) with Nogin Inc. and certain of its subsidiaries (collectively, “Nogin”), and certain holders of Nogin’s convertible notes (the “Consenting Noteholders”). Pursuant to the RSA, the Company funded $17,530 of debtor-in-possession (“DIP”) financing as of December 31, 2023. This loan receivable had a fair value of $17,980 as of December 31, 2023. The Company funded an additional $15,470 in the first quarter of 2024, and an additional $3,000 in the second quarter of 2024, for a total $37,700 in DIP financing (inclusive of $1,700 in fees payable in kind). The Company is committed to fund an additional $15,500 payment to the Consenting Noteholders. Additionally, the Company is committed to serve as plan sponsor for Nogin’s Chapter 11 plan, which commitment entails an estimated $6,300 in cash payments that will be due in connection with the closing on a sale of substantially all of Nogin’s assets. In addition to the foregoing, the Company or its designee may assume certain liabilities of Nogin’s non-debtor subsidiaries that are not discharged in connection with Nogin’s Chapter 11 cases. On March 28, 2024, the Bankruptcy Court entered an order confirming Nogin’s Chapter 11 plan and approving the sale to a newly-formed indirect subsidiary of the Company. The closing is expected to occur in April 2024.
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

As of December 31, 2023 and 2022, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	December 31, 2023	December 31, 2022
Securities and other investments owned:
Equity securities	$994,634	$1,046,710
Corporate bonds	59,287	8,539
Other fixed income securities	2,989	3,956
Partnership interests and other	35,196	70,063
	$1,092,106	$1,129,268

Securities sold not yet purchased:
Equity securities	$1,037	$4,466
Corporate bonds	5,971	1,162
Other fixed income securities	1,593	269
	$8,601	$5,897
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
The Brand Investments
The following tables contain summarized financial information with respect to five of the Company's investments in limited liability companies that primarily license brand names and trademarks through licensing agreements. The Company has an ownership interest in each investee between 10% and 50%. For the 10% ownership interest, the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has significant influence in the other four investments due to the ownership interest being greater than 20%. The financial information of these five investments has been aggregated and included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of September 30, 2023 and 2022, correspond to amounts as of December 31, 2023 and 2022, respectively, of the Company; income statement amounts during the twelve months ended September 30, 2023, 2022 and 2021, correspond to amounts during the twelve months ended December 31, 2023, 2022 and 2021, respectively, of the Company), which is the period in which the most recent financial information is available:

	As of September 30,
	2023(1)	2022
Current assets	$51,588	$58,552
Noncurrent assets	$269,809	$143,969
Current liabilities	$8,594	$4,855
Noncurrent liabilities	$760	$883
Equity attributable to investee	$309,167	$196,783
Noncontrolling interest	$2,876	$—

	For the twelve months ended September 30,
	2023(1)	2022	2021
Revenues	$147,938	$127,240	$99,386
Cost of revenues and expenses	$75,160	$62,440	$51,430
Net income attributable to investees	$75,338	$67,354	$62,925
(1) - Financial information for 2023 includes two additional investments as a result of the acquisition of a majority ownership interest in bebe stores, inc. (“bebe”) in 2023 and an other investment made in 2023.
As of December 31, 2023 and 2022, the fair value of these five investments totaled $283,057 and $214,493, respectively, and are included in securities and other investments owned, at fair value in the consolidated balance sheets.
Freedom VCM Holdings, LLC Equity Interest and Take-Private Transaction
On August 21, 2023, the Company acquired an equity interest in Freedom VCM Holdings, LLC (“Freedom VCM”) for $216,500 in cash in connection with the closing of the acquisition of FRG, by a buyer group that included members of senior management of FRG, led by Brian Kahn, FRG’s then Chief Executive Officer (the “FRG take-private transaction”). In connection with the closing of the FRG take-private transaction, the Company terminated an investment advisory agreement (the “Advisory Agreement”) with Mr. Kahn. Pursuant to the Advisory Agreement, Mr. Kahn, as financial advisor, had the sole power to vote or dispose of $64,644 of shares of FRG common stock (based on the value of FRG shares in the FRG take-private transaction as of the closing date of such transaction) held of record by B. Riley Securities, Inc. (“BRS”). Upon the termination of the Advisory Agreement, (i) Mr. Kahn’s right to vote or dispose of such FRG shares terminated, (ii) such FRG shares owned by BRS were rolled over into additional equity interests in Freedom VCM in connection with the FRG take-private transaction, and (iii) Mr. Kahn owed a total of $20,911 to the Company under the Advisory Agreement which amount was added to, and included in, the Amended and Restated Note.
Following these transactions, the Company owns an equity interest of $281,144 or 31% of the outstanding equity interests in Freedom VCM. Also in connection with the FRG take-private transaction, on August 21, 2023 all of the equity interests of B. Riley Receivables II, LLC (“BRRII”), a majority-owned subsidiary of the Company, were sold to a Freedom VCM affiliate, which resulted in a loss of $78. In connection with the sale, the Freedom VCM affiliate assumed the obligations with respect to the Pathlight Credit Agreement, as further discussed in Note 12, and the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 (the “Freedom Receivables Note”) with payments of principal and interest on the note limited solely to performance of certain receivables held by BRRII.
The Company has elected to account for this 31% equity investment under the fair value option. The following tables contain summarized financial information with respect to Freedom VCM, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of September 30, 2023 correspond to amounts as of December 31, 2023 of the Company; income statement amounts during the twelve months ended September 30, 2023 correspond to amounts during the twelve months ended December 31, 2023 of the Company), which is the period in which the most recent financial information is available:

As of September 30, 2023
Current assets	$1,219,682
Noncurrent assets	$3,142,660
Current liabilities	$749,894
Noncurrent liabilities	$2,695,445
Equity attributable to investee	$917,003

For the twelve months ended September 30, 2023
Revenues	$4,276,097
Cost of revenues	$2,608,203
Net loss attributable to investees	$(276,813)

As of December 31, 2023, the fair value of the investment in Freedom VCM totaled $287,043 and is included in securities and other investments owned, at fair value in the consolidated balance sheets. The change in fair value recorded in the income statement as an unrealized gain was $5,899 for the period from August 21, 2023 (date of the investment) through December 31, 2023.
Babcock and Wilcox Enterprises, Inc, Equity Investment
The Company owns a 31% voting interest in B&W whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of September 30, 2023 and 2022, correspond to amounts as of December 31, 2023 and 2022, respectively, of the Company; income statement amounts during the twelve months ended September 30, 2023, 2022, and 2021, correspond to amounts during the twelve months ended December 31, 2023, 2022, and 2021, respectively, of the Company):

	As of September 30,
	2023	2022
Current assets	$542,300	$498,593
Noncurrent assets	$294,979	$382,974
Current liabilities	$393,539	$319,533
Noncurrent liabilities	$585,430	$579,162
Equity attributable to investee	$(142,316)	$(18,019)
Noncontrolling interest	$626	$891

	For the twelve months ended September 30,
	2023	2022	2021
Revenues	$1,022,064	$832,233	$680,921
Cost of revenues	$795,422	$651,493	$512,601
Loss (income) from continuing operations	$(23,484)	$(3,958)	$13,045
Net (loss) income	$(128,587)	$(2,052)	$6,362
Net (loss) income attributable to investees	$(143,591)	$(13,868)	$481
As of December 31, 2023 and 2022, the fair value of the investment in B&W totaled $40,072 and $157,455, respectively, and are included in securities and other investments owned, at fair value in the consolidated balance sheets.
Other Public Company Equity Investments
As of December 31, 2023, the Company had a voting interest of 14% in Synchronoss Technologies, Inc. and 11% in Alta Equipment Group, Inc. The Company has significant influence due to the equity ownership interest and board representation for both of these companies. The Company has elected to account for these equity investments under the fair value option. The following tables contain summarized financial information for these companies, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of September 30, 2023 and 2022, correspond to amounts as of December 31, 2023 and 2022, respectively, of the Company; income statement amounts during the twelve months ended September 30, 2023, 2022, and 2021, correspond to amounts during the twelve months ended December 31,

2023, 2022 and 2021, respectively, of the Company), which is the period in which the most recent financial information is available:

	Synchronoss Technologies, Inc.		Alta Equipment Group, Inc.
	As of September 30,		As of September 30,
	2023	2022	2023	2022
Current assets	$85,903	$112,377	$784,300	$581,900
Noncurrent assets	$275,304	$286,512	$696,100	$560,700
Current liabilities	$74,528	$81,667	$569,800	$415,200
Noncurrent liabilities	$166,673	$170,809	$763,100	$586,700
Equity attributable to investee	$120,006	$146,413	$147,500	$140,700

	Synchronoss Technologies, Inc.			Alta Equipment Group, Inc.
	For the twelve months ended September 30,			For the twelve months ended September 30,
	2023	2022	2021	2023	2022	2021
Revenues	$234,699	$264,829	$276,161	$1,783,900	$1,499,500	$1,136,900
Cost of revenues	$82,167	$95,621	$111,438	$1,298,900	$1,101,600	$847,200
Net (loss) income attributable to investees	$(45,468)	$(3,655)	$(142,810)	$7,100	$6,500	$(25,300)
As of December 31, 2023 and 2022, the fair value of the equity investment in Synchronoss Technologies, Inc. was $8,780 and $7,467, respectively. As of December 31, 2023 and 2022, the fair value of the equity investment in Alta Equipment Group, Inc. was $44,653 and $79,150, respectively. These amounts are included in securities and other investments owned in the consolidated balance sheets.
Other Equity Investments
As of December 31, 2023, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in six private companies at December 31, 2023. The following table contains summarized financial information for these companies, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of September 30, 2023 and 2022, correspond to amounts as of December 31, 2023 and 2022, respectively, of the Company; income statement amounts during the twelve months ended September 30, 2023, 2022, and 2021, correspond to amounts during the twelve months ended December 31, 2023, 2022 and 2021, respectively, of the Company), which is the period in which the most recent financial information is available:

	As of September 30,
	2023	2022
Current assets	$281,610	$69,706
Noncurrent assets	$627,858	$168,721
Current liabilities	$150,114	$40,985
Noncurrent liabilities	$277,638	$104,758
Preferred stock	$4,500	$4,500
Equity attributable to investee	$477,216	$88,184

	For the twelve months ended September 30,
	2023	2022	2021
Revenues	$551,374	$114,941	$17,352
Cost of revenue and expenses	$383,461	$55,780	$7,432
Net income (loss) attributable to investees	$35,898	$6,146	$(3,402)
As of December 31, 2023 and 2022, the fair value of these six investments totaled $81,685 and $83,791, respectively, and are included in securities and other investments owned, at fair value in the consolidated balance sheets.
(t) Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.
Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. ASC 350 – Intangibles - Goodwill and Other, as amended by Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment, permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates six reporting units, which are the same as its reporting segments described in Note 23. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.
In performing the qualitative analysis on an interim basis at September 30, 2023, qualitative factors indicated that it could be more likely than not that the carrying value of goodwill in the Consumer Products segment could be impaired due to the current financial performance of the Company’s Targus subsidiary and which is included in the Consumer Products segment, as well as current market conditions that existed in the personal computer market for computers and accessories. The Company performed an interim quantitative goodwill impairment assessment as of September 30, 2023 and based on the results of the analysis, the Company recorded a non-cash impairment charge of $35,500, consisting of a goodwill impairment charge of $27,500 and an indefinite-lived tradename impairment charge of $8,000.
As part of the annual review of goodwill at December 31, 2023, qualitative factors continued to indicate that it could be more likely than not that the carrying value of goodwill in the Consumer Products segment could be further impaired due to the financial performance of the Company’s Targus subsidiary during the holiday season and the expected recovery in market conditions for the personal computer market for computers and accessories that may be delayed. The Company performed an annual quantitative goodwill impairment and a year ended assessment as of December 31, 2023, and based on the results of the analysis, the Company recorded an additional non-cash impairment charge of $33,100, consisting of a goodwill impairment charge of $25,600 and an indefinite-lived tradename impairment charge of $7,500 as of December 31, 2023.
Non-cash impairment charges totaled $68,600 during the full year ended December 31, 2023 and were recorded in impairment of goodwill and tradenames in the accompanying consolidated statements of operations during the year ended December 31, 2023, as more fully discussed in Note 9. There were no impairments of goodwill or indefinite-lived intangibles were identified during the years ended December 31, 2022 and 2021.
The Company reviews the carrying value of its finite-lived amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. During the year ended December 31, 2023, the Company recorded an impairment charge in the second quarter of 2023 of $1,733 for a finite-lived tradename in the Capital Markets segment that was no longer used by the Company, which was recorded in impairment of goodwill and tradenames in the accompanying consolidated statements of operations. During the year ended December 31, 2022, the Company recognized $4,174 impairment of finite-lived intangibles representing the carrying amount of tradenames and software development costs as a result of the reorganization and consolidation activities in the Wealth Management segment and the Communications segment, which was included as a restructuring charge in the Company's consolidated statements of operations. During the year ended December 31, 2021, the Company recognized no impairment of finite-lived intangibles.
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC 820 - Fair Value Measurements. As of December 31, 2023 and 2022, partnership and investment fund interests valued at NAV of $35,196 and $70,063, respectively, and are included in securities and other investments owned in the accompanying consolidated balance sheets.
Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. As of December 31, 2023 and 2022, the following table presents the carrying value of equity securities measured under the measurement alternative investments and the related adjustments recorded during the periods presented for those securities with observable price changes:

	December 31, 2023	December 31, 2022
Securities and other investments owned, carrying value	$64,455	$94,109
Upward carrying value changes	100	7,940
Downward carrying value changes/impairment	(21,395)	(4,268)
The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments when they are deemed to be other-than-temporarily impaired, investments adjusted to their fair value by applying the measurement alternative, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the years ended December 31, 2023, 2022, and 2021, the Company did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition other than the fair value of goodwill and tradename as more fully disclosed in Note 9.
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
The Company had warrant liabilities related to warrants of the SPAC that are held by investors in BRPM 250. The warrants were accounted for as liabilities in accordance with ASC 815 - Derivatives and Hedging and were measured at fair value at inception and on a recurring basis using quoted prices in over-the-counter markets. Warrant liabilities were included in Level 1 of the fair value hierarchy and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets in the amount of $173 for BRPM 250 as of December 31, 2022. The warrants expired worthless on May 4, 2023 when all of the BRPM 250 Class A public shares were redeemed. Changes in fair value of warrants were included within change in fair value of financial instruments and other as part of other income (expense) in the consolidated statements of operations. The fair value of mandatorily redeemable noncontrolling interests was determined based on the issuance of similar interests for cash, references to industry comparables, and relied, in part, on information obtained from appraisal reports and internal valuation models.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2023 and 2022.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2023 Using
	Fair value at December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$930,179	$194,541	$—	$735,638
Corporate bonds	59,287	56,045	3,242	—
Other fixed income securities	2,989	—	2,989	—
Total securities and other investments owned	992,455	250,586	6,231	735,638
Loans receivable, at fair value	532,419	—	—	532,419
Total assets measured at fair value	$1,524,874	$250,586	$6,231	$1,268,057

Liabilities:
Securities sold not yet purchased:
Equity securities	$1,037	$1,037	$—	$—
Corporate bonds	5,971	—	5,971	—
Other fixed income securities	1,593	—	1,593	—
Total securities sold not yet purchased	8,601	1,037	7,564	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	5,835	—	—	5,835
Contingent consideration	27,985	—	—	27,985
Total liabilities measured at fair value	$42,421	$1,037	$7,564	$33,820

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2022 Using
	Fair value at December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Funds held in trust account	$174,437	$174,437	$—	$—
Securities and other investments owned:
Equity securities	952,601	584,136	—	368,465
Corporate bonds	8,539	—	8,539	—
Other fixed income securities	3,956	—	3,956	—
Total securities and other investments owned	965,096	584,136	12,495	368,465
Loans receivable, at fair value	701,652	—	—	701,652
Total assets measured at fair value	$1,841,185	$758,573	$12,495	$1,070,117

Liabilities:
Securities sold not yet purchased:
Equity securities	$4,466	$4,466	$—	$—
Corporate bonds	1,162	—	1,162	—
Other fixed income securities	269	—	269	—
Total securities sold not yet purchased	5,897	4,466	1,431	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	—	—	4,648
Warrant liabilities	173	173	—	—
Contingent consideration	31,046	—	—	31,046
Total liabilities measured at fair value	$41,764	$4,639	$1,431	$35,694
As of December 31, 2023 and 2022, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $1,268,057 and $1,070,117, respectively, or 20.9% and 17.5%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2023:

	Fair value at December 31, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$662,158	Market approach	Multiple of EBITDA	0.7x - 13.5x	7.1x
			Multiple of Sales	0.8x - 3.8x	1.0x
			Market price of related security	$0.04 - $92.51	$12.27
	58,331	Discounted cash flow	Market interest rate	20.2% - 57.0%	24.6%
	15,149	Option pricing model	Annualized volatility	25.0% - 187.0%	75.0%
Loans receivable at fair value	512,522	Discounted cash flow	Market interest rate	10.0% - 41.6%	17.1%
	19,897	Market approach	Market price of related security	$19.87	$19.87
Total level 3 assets measured at fair value	$1,268,057

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$5,835	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	27,985	Discounted cash flow	EBITDA volatility	70.0%	70.0%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
			Revenue volatility	5.1%	5.1%
Total level 3 liabilities measured at fair value	$33,820
(1) - Unobservable inputs were weighted by the relative fair value of the financial instruments.

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2022:

	Fair value at December 31, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$304,172	Market approach	Multiple of EBITDA	1.5x - 10.5x	6.0x
			Multiple of Sales	3.0x	3.0x
			Market price of related security	$10.01 - $18.88	$16.91
	57,267	Discounted cash flow	Market interest rate	23.8%	23.8%
	7,026	Option pricing model	Annualized volatility	0.3% - 26.1%	70.0%
Loans receivable at fair value	694,499	Discounted cash flow	Market interest rate	6.0% - 83.5%	23.9%
	7,153	Market approach	Multiple of EBITDA	4.5x	4.5x
Total level 3 assets measured at fair value	$1,070,117

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$4,648	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	31,046	Discounted cash flow	EBITDA volatility	80.0%	80.0%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
Total level 3 liabilities measured at fair value	$35,694
(1) - Unobservable inputs were weighted by the relative fair value of the financial instruments.
The changes in Level 3 fair value hierarchy during the year ended December 31, 2023 and 2022 are as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period				Level 3 Balance at End of Year
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Year Ended December 31, 2023
Equity securities	$368,465	$(5,135)	$(23)	$366,519	$5,812	$735,638
Loans receivable at fair value	701,652	22,366	(5,247)	(186,102)	(250)	532,419
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	750	1,836	(1,399)	—	5,835
Contingent consideration	31,046	(4,536)	—	1,475	—	27,985

Year Ended December 31, 2022
Equity securities	$377,549	$11,110	$—	$18,458	$(38,652)	$368,465
Loans receivable at fair value	873,186	(54,357)	11,474	(87,814)	(40,837)	701,652
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,506	—	1,150	(1,008)	—	4,648
Contingent consideration	—	(10,371)	—	41,417	—	31,046
(1) - Fair value adjustments represent realized and unrealized gains (losses) of which $10,884 relating to equity securities and $22,366 relating to loans receivable, at fair value were included in trading income (loss) and fair value adjustments on loans and $(16,019) relating to equity securities were included in realized and unrealized gains (losses) on investments in the consolidated statement of operations during the year ended December 31, 2023. Fair value adjustments represent realized and unrealized gains (losses) of which $(984) relating to equity securities and $(54,357) relating to loans receivable, at fair value were included in trading income (loss) and fair value adjustments on loans and $12,094 relating to equity securities were included in realized and unrealized gains (losses) on investments in the consolidated statement of operations during the year ended December 31, 2022.
The amounts reported in the table above during the years ended December 31, 2023 and 2022 include the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of December 31, 2023 and 2022, the senior notes payable had a carrying amount of $1,668,021 and $1,721,751, respectively, and a fair value of $1,127,503 and $1,431,787, respectively. The aggregate carrying amount of the Company's notes payable, revolving credit facility, and term loans of $688,343 and $725,020 as of December 31, 2023 and 2022, respectively, approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.
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

The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2023 and 2022. These investments were measured due to an observable price change or impairment during the years ended December 31, 2023 and 2022.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2023
Investments in nonpublic entities that do not report NAV	$1,628	$—	$1,602	$26
As of December 31, 2022
Investments in nonpublic entities that do not report NAV	$20,251	$—	$18,659	$1,592
(v) Derivative and Foreign Currency Translation
The Company periodically uses derivative instruments, which primarily consist of the purchase of forward exchange contracts, for certain loans receivable and Auction and Liquidation engagements with operations outside the United States. As of December 31, 2023 and 2022, there were no forward exchange contracts outstanding.
The forward exchange contracts were entered into to improve the predictability of cash flows related to a retail store liquidation engagement and a loan receivable. Forward exchange contracts had a net gain of zero, $68, and $1,052 during the years ended December 31, 2023, 2022, and 2021, respectively. This amount is reported as a component of selling, general and administrative expenses in the consolidated statements of operations and is included in cash flows from operating activities in the consolidated cash flows.
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction losses were $2,841, gains were $2,224, and gains were $1,256, during the years ended December 31, 2023, 2022, and 2021, respectively. These amounts are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.
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

Changes to redeemable noncontrolling interest consist of the following:

Amount
Balance, January 1, 2021	$—
Proceeds from issuance of BRPM 150 common stock of $172,500 and BRPM 250 common stock of $172,500 subject to possible redemption	345,000
Balance, December 31, 2021	345,000
Net loss	(1,215)
De-consolidation of BRPM 150	(172,584)
Contributions - Fair value of Lingo non-controlling interest as of May 31, 2022 (see Note 3)	8,021
Distributions	(600)
Balance, December 31, 2022	178,622
Net loss	(146)
Purchase of Lingo minority interest	(11,190)
Remeasurement adjustments for Lingo and BRPM 250	8,477
Redemption of BRPM 250 Class A common stock	(175,763)
Balance, December 31, 2023	$—
(x) Common Stock Warrants
On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC. The BR Brands Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brands Warrants immediately vested and became exercisable upon issuance, and the remaining two-thirds of warrants vested and became exercisable on the second anniversary of the closing, upon the BR Brands’ satisfaction of specified financial performance targets. The BR Brands warrants expire in February 2025. As of December 31, 2023 and 2022, 200,000 BR Brands warrants were outstanding. In April 2024, 200,000 shares of the Company's common stock were issued in connection with the exercise of warrants for cash in the amount of $653.
(y) Equity Method Investments
As of December 31, 2023 and 2022, equity method investments of $2,087 and $41,298, respectively, were included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The Company’s share of earnings or losses from the equity method investees is included in income (loss) from equity investments in the accompanying consolidated statements of operations.
bebe stores, inc.
As of December 31, 2022, the Company had a 40.1% ownership interest in bebe. The equity ownership in bebe was accounted for under the equity method of accounting and the investment is included in prepaid expenses and other assets in the consolidated balance sheets. On October 6, 2023, the fair value of the Company's existing equity interest in bebe was $30,575. On October 6, 2023, the Company purchased an additional 3,700,000 shares of bebe for an aggregate purchase price of $18,500, resulting in an increase in the Company's ownership interest to 76.2%. The purchase of these additional shares resulted in the Company having a majority voting interest in bebe and the consolidation of bebe financial results for periods subsequent to October 6, 2023.
The carrying value of the Company’s equity method investment in bebe was remeasured as a result of the purchase of additional shares on October 6, 2023, which resulted in the Company obtaining a controlling interest in bebe. Upon obtaining the controlling interest, the Company was required to remeasure the carrying value of its investment in bebe. Since the transaction price to obtain the controlling interest on a per share basis was less than the aggregate carrying value of the Company’s investment by $12,891, upon remeasurement, the Company recorded a loss for this in the amount of $12,891 at September 30, 2023, which is included in other income (expense) - change in fair value of financial instruments and other in the accompanying consolidated statements of operations. The carrying value of the investment in bebe was

$40,383 and the fair value was $25,423 as of December 31, 2022. The total assets and liabilities of bebe as of December 31, 2022 was $94,401 and $45,858, respectively. Total revenues of bebe during the years ended December 31, 2022, and 2021 was $55,452 and $50,745, respectively. Net income of bebe during the years ended December 31, 2022 and 2021 was $17,423 and $8,366, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company received dividends from bebe of $245, $3,197, and $2,136, respectively.
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
(z) Supplemental Non-cash Disclosures
During the year ended December 31, 2023, non-cash activities related to the sale of BRRII and other businesses consisted of: (1) non-cash investing activity for a decrease in loans receivable of $124,397 and receipt of a loan receivable in the amount of $58,872, and (2) non-cash financing activity for a decrease in term loan in the amount of $65,790 and decrease in non-controlling interest related to the distribution of equity of subsidiary of $3,374. Other non-cash investing activities during the year ended December 31, 2023 included $26,817 of notes receivable that converted into equity securities; $23,668 of other receivables financed with a loan receivable; $1,190 of loans receivable that was included in consideration paid for the purchase of the Lingo noncontrolling interest; and $2,111 of common stock issued as part of the purchase price consideration for a business acquisition. During the year ended December 31, 2023, non-cash financing activities also included $7,000 in seller financing related to the purchase of the Lingo noncontrolling interest. During the year ended December 31, 2023, other non-cash activities included the recognition of new operating lease right-of-use assets of $15,979 and the recognition of new operating lease liabilities of $15,979.
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
(aa) Variable Interest Entities
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

The party with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (a) which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (b) which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; (c) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (d) the terms between the VIE and its variable interest holders and other parties involved with the VIE; and (e) related-party relationships with other parties that may also have a variable interest in the VIE.
On August 21, 2023, in connection with the FRG take-private transaction, one of the Company's subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Borrower”) entered into an amended and restated a promissory note as discussed further in Note 2(r) and 2(s) above. The Company was not involved in the design of the Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Borrower that significantly impact the economics of the Borrower. Since the Company does not have the power to direct the activities of the Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Borrower. The promissory note is included in loans receivable, at fair value in the Company’s consolidated financial statements and is a variable interest in accordance with the accounting guidance. As of December 31, 2023, the maximum amount of loss exposure to the VIE was $209,395.
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
Placement agent fees attributable to such arrangements during the years ended December 31, 2023, 2022, and 2021 were $3,382, $12,576, and $66,263, respectively, and are included in services and fees in the consolidated statements of operations.
The carrying amounts included in the Company’s consolidated financial statements related to variable interests in VIEs that were not consolidated is shown below.

	December 31, 2023	December 31, 2022
Securities and other investments owned, at fair value	$28,573	$33,743
Loans receivable, at fair value	250,801	46,700
Other assets	11,418	3,755
Maximum exposure to loss	$290,792	$84,198
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
(ab) Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. Certain amounts reported in the Consumer segment during the years ended December 31, 2022 and 2021 have been reclassified and reported in the Consumer Products segment and the All Other category during the years ended December 31, 2022 and 2021 as a result of changes in the Company's reportable operating segments in the fourth quarter of 2023. See Note 23 for more details.
(ac) Recent Accounting Standards
Not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. The amendments in this update improve income tax disclosure requirements, related to the transparency of rate reconciliation and income taxes paid disclosures and the effectiveness and comparability of disclosures of pretax income (or loss) and income tax expense (or benefit). The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The update should be applied on a prospective basis. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories included in each reported measure of a segment's profit or loss on an interim and annual basis. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The update should be applied retrospectively to all prior periods presented in the financial statements. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.
Recently adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820). This update clarifies that a contractual restriction on the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Therefore, a contractual sale restriction should not be considered when measuring an equity security’s fair value. The update also prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. Specific disclosures related to equity securities subject to contractual sale restrictions are required and include the fair value of such equity securities on the balance sheet, the nature and remaining duration of the corresponding restrictions, and any circumstances that could cause a lapse in the restrictions. The Company early adopted this ASU in the fourth quarter of 2023. The adoption of ASU 2022-03 resulted in a $1,133 change to the fair value of equity securities that were subject to contractual sale restrictions.
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
NOTE 3 — ACQUISITIONS
2023 Acquisitions
On October 6, 2023, the Company purchased an additional 3,700,000 shares of bebe for an aggregate purchase price of $18,500, resulting in an increase in the Company's ownership interest to 76.2%. The purchase of these additional shares resulted in the Company having a majority voting interest in bebe and the consolidation of bebe financial results for periods subsequent to October 6, 2023. The Company used the acquisition method of accounting and determined the fair value of assets exceeded consideration by $15,903 which was recorded as a bargain purchase gain during the three months ended December 31, 2023. The gain on bargain purchase was included within other income (expense) in gain on bargain purchase in the consolidated statements of operations. The bargain purchase gain resulted from the Company’s specific deferred tax asset attributes associated with the utilization of bebe’s net operating losses. bebe is included in the All Other category that is reported with Corporate and Other in Note 23 - Business Segments.
Freedom VCM Equity Investment Acquisition - Pro Forma Financial Information

On August 21, 2023, the Company acquired approximately 31% equity interest in Freedom VCM for total consideration of $281,144. The equity interest was acquired in connection with Freedom VCM's acquisition of FRG by a buyer group that included members of senior management of FRG, led by Brian Kahn, FRG’s then Chief Executive Officer as part of the FRG take-private transaction.

The unaudited pro-forma financial information for the years ended December 31, 2023 and 2022 in the table below summarizes the results of operations of the Company and the equity investment in Freedom VCM as though the acquisition of the approximately 31% equity investment on August 21, 2023 had occurred as of the beginning of each of the years on January 1, 2023 and 2022. The pro-forma financial information presented includes the effects of the common stock offering in July 2023 and adjustments related to additional interest expense from borrowings that the Company used to finance the acquisition of the equity interest. The Company has elected to account for the acquisition of the equity investment under the fair value option and any changes in fair value of the equity investment during future periods will be recorded in the consolidated statements of operations.

The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of the equity investment had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (unaudited)
	Year Ended December 31,
	2023	2022

Revenues	$1,643,600	$1,080,670
Net loss attributable to B. Riley Financial, Inc.	$(105,750)	$(168,970)
Net loss attributable to common shareholders	$(113,807)	$(176,978)

Basic loss per share	$(3.74)	$(5.84)
Diluted loss per share	$(3.74)	$(5.84)

Weighted average basic shares outstanding	30,456,631	30,279,439
Weighted average diluted shares outstanding	30,456,631	30,279,439
2022 Acquisitions
Acquisition of Targus
On October 18, 2022, the Company acquired all of the issued and outstanding shares of Targus in a transaction pursuant to Purchase Agreement with Targus, the sellers identified therein, and the other parties thereto. The purchase price consideration totaled $247,546, which consisted of cash in the amount of $112,686, seller financing of $54,000, the issuance of $59,016 in 6.75% senior notes due 2024, the issuance of $15,329 of the Company’s common stock and stock options, and deferred payments of $6,515. In accordance with ASC 805, the Company used the acquisition method of accounting for this acquisition. Goodwill of $79,781 and other intangible assets of $89,000 were recorded as a result of the acquisition. The acquisition complements the Company’s existing investments and offers potential growth to the Company’s operations in the Consumer Products segment.
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
The fair value of acquisition consideration and preliminary purchase price allocation was as follows:

Consideration paid:
Cash	$112,686
Fair value of seller financing	54,000
Fair value of 2,400,000 RILYO shares issued in senior notes at $24.59 per share	59,016
Fair value of 227,491 B. Riley common shares issued at $42.11 per share	9,580
Fair value of 215,876 stock options attributable to service period prior to acquisition	5,749
Fair value of deferred payments	6,515
Total consideration	$247,546

Assets acquired and liabilities assumed:
Cash and cash equivalents	$18,810
Accounts receivable	91,039
Prepaid and other assets	90,289
Right-of-use assets	7,665
Property and equipment	8,320
Other intangible assets	89,000
Accounts payable	(54,553)
Accrued expenses and other liabilities	(62,939)
Deferred income taxes	(9,989)
Contingent consideration	(2,212)
Lease liability	(7,665)
Net tangible assets acquired and liabilities assumed	167,765
Goodwill	79,781
Total	$247,546
During the year ended December 31, 2023, goodwill for Targus changed by $4,028 related to certain purchase price accounting adjustments.
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Category	Useful life	Fair Value
Customer relationships	9 years	$50,000
Internally developed software and other intangibles	1 to 3 years	4,000
Tradenames	N/A	35,000
Total		$89,000
The weighted average lives of amortizable intangible assets at acquisition date was 8.5 years.

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
The Company also completed the acquisitions of BullsEye Telecom (“BullsEye”), FocalPoint Securities LLC (“FocalPoint”), and Atlantic Coast Fibers (“ACR”) (and related businesses). In accordance with ASC 805, the Company used the acquisition method of accounting for these acquisitions, none of which were material to the Company's consolidated financial statements. The aggregate purchase price consideration consisted of $145,987 in cash, $20,320 in issuance of common stock of the Company, $52,969 in assumed debt and other consideration payable. The purchase price allocation consisted of $151,925 in goodwill, $52,860 in intangible assets, and $2,522 in net assets acquired. The results of operations of the acquisitions which were not material, have been included in our consolidated financial statements from the date of purchase. During the year ended December 31, 2023, certain working capital holdback provisions in the BullsEye purchase agreement were finalized resulting in the Company receiving $672 of cash, which reduced goodwill from $151,925 to $151,253.
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

NOTE 4 — RESTRUCTURING CHARGE
The Company recorded restructuring charges in the amount of $2,131, $9,011, and zero during the years ended December 31, 2023, 2022, and 2021, respectively.
The restructuring charges during the year ended December 31, 2023 were primarily related to reorganization and consolidation activities in the Wealth Management segment, Communications segment, and Consumer Products segment. Reorganization and consolidation activities consisted of reductions in workforce and facility closures.
The restructuring charges during the year ended December 31, 2022 were primarily related to the reorganization and consolidation activities in the Wealth Management segment and the Communications segment. Reorganization and consolidation activities consisted of reductions in workforce, facility closures, and related intangible impairments and asset disposals.
The following tables summarize the changes in accrued restructuring charge during the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$2,335	$624	$727
Restructuring charge	2,131	9,011	—
Cash paid	(2,253)	(2,712)	(114)
Non-cash items	327	(4,588)	11
Balance, end of year	$2,540	$2,335	$624
The following table summarizes the restructuring activities by reportable segment during the years ended December 31, 2023 and 2022:

	Wealth Management	Communications	Consumer Products	Total
Restructuring charges for the year ended December 31, 2023:
Employee termination costs	$—	$1,540	$530	$2,070
Facility closure and consolidation charge	61	—	—	61
Total restructuring charge	$61	$1,540	$530	$2,131

Restructuring charges for the year ended December 31, 2022:
Employee termination costs	$1,150	$1,054	$—	$2,204
Impairment of intangibles	2,012	2,162	—	4,174
Facility closure and consolidation charge	1,792	841	—	2,633
Total restructuring charge	$4,954	$4,057	$—	$9,011

There were no restructuring charges during the year ended December 31, 2021.

NOTE 5 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2023 and 2022:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of December 31, 2023
Securities borrowed	$2,870,939	$—	$2,870,939	$2,870,939	$—
Securities loaned	$2,859,306	$—	$2,859,306	$2,859,306	$—
As of December 31, 2022
Securities borrowed	$2,343,327	$—	$2,343,327	$2,343,327	$—
Securities loaned	$2,334,031	$—	$2,334,031	$2,334,031	$—
_______________________

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(2)	Includes the amount of cash collateral held/posted.
The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Remaining contractual maturity		Remaining contractual maturity
	Overnight and continuous	Total	Overnight and continuous	Total
Securities lending transactions
Corporate securities - fixed income	$283,809	$283,809	$401,898	$401,898
Equity securities	2,575,919	2,575,919	1,925,549	1,925,549
Non-US sovereign debt	11,211	11,211	15,880	15,880
Total borrowings	$2,870,939	$2,870,939	$2,343,327	$2,343,327

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

NOTE 6 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	December 31, 2023	December 31, 2022
Accounts receivable	$109,725	$144,120
Investment banking fees, commissions and other receivables	13,110	8,654
Total accounts receivable	122,835	152,774
Allowance for credit losses	(7,339)	(3,664)
Accounts receivable, net	$115,496	$149,110
Additions and changes to the allowance for credit losses consist of the following:

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$3,664	$3,658	$3,114
Add: Additions to reserve	7,148	4,164	1,453
Less: Write-offs	(3,498)	(4,145)	(1,074)
Less: Recovery	25	(13)	165
Balance, end of period	$7,339	$3,664	$3,658
NOTE 7 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	December 31, 2023	December 31, 2022
Funds held in trust account for BRPM 250 to redeem noncontrolling interests in equity of subsidiaries	$—	$174,437
Inventory	110,482	101,675
Equity method investments	2,087	41,298
Prepaid expenses	24,813	17,623
Unbilled receivables	13,402	14,144
Other receivables	39,001	66,403
Other assets	47,542	45,116
Prepaid expenses and other assets	$237,327	$460,696
Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service-based contracts in the Auction and Liquidation segment, mobile handsets in the Communications segment, and consulting related engagements in the Financial Consulting segment. Other assets primarily consist of deposits, real estate held for investment, deferred financing costs, and finance lease assets.

NOTE 8 — PROPERTY AND EQUIPMENT
Property and equipment, net, consists of the following:

	Estimated Useful Lives	December 31, 2023	December 31, 2022
Leasehold improvements	1 to 15 years	$14,787	$13,484
Machinery, equipment and computer software	1 to 15 years	33,785	30,930
Furniture and fixtures	3 to 5 years	5,963	5,972
Total		54,535	50,386
Less: Accumulated depreciation and amortization		(29,329)	(23,245)
		$25,206	$27,141
Depreciation expense was $9,468, $5,677, and $3,865 during the years ended December 31, 2023, 2022, and 2021, respectively.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $472,326 and $512,595 as of December 31, 2023 and 2022, respectively. The decrease in goodwill for the year ended December 31, 2023 was primarily from the Targus goodwill impairment of $53,100 in the Consumer Products segment, partially offset by $11,871 from other acquisitions. The increase in goodwill for the year ended December 31, 2022 was primarily from the acquisitions of Targus in the Consumer Products segment, FocalPoint in the Capital Markets segment, and Lingo and BullsEye in the Communications segment.

The changes in the carrying amount of goodwill during the years ended December 31, 2023 and 2022 were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Balance as of December 31, 2021	$51,338	$51,195	$1,975	$23,680	$122,380	$—	$—	$250,568
Goodwill acquired during the year:
Acquisition of other businesses	110,680	—	—	—	70,815	75,753	4,779	262,027
Balance as of December 31, 2022	162,018	51,195	1,975	23,680	193,195	75,753	4,779	512,595
Changes in goodwill during the year:
Acquisition of other businesses	—	—	—	9,443	—	—	2,428	11,871
Goodwill impairment	—	—	—	—	—	(53,100)	—	(53,100)
Other	—	—	—	187	672	4,028	(3,927)	960
Balance as of December 31, 2023	$162,018	$51,195	$1,975	$33,310	$193,867	$26,681	$3,280	$472,326
During the year ended December 31, 2023, the changes in goodwill included $187 of foreign currency translation amounts, $672 of working capital settlements as described in Note 3, $4,028 related to certain purchase price accounting adjustments, and $(3,927) related to the sale of certain assets.

Intangible assets consisted of the following:

		As of December 31, 2023			As of December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1.0 to 16 Years	$272,399	$(117,228)	$155,171	$268,253	$(87,049)	$181,204
Domain names	7 years	185	(183)	2	185	(169)	16
Advertising relationships	8 years	100	(94)	6	100	(81)	19
Internally developed software and other intangibles	0.5 to 10 Years	28,985	(19,613)	9,372	28,295	(12,714)	15,581
Trademarks	3 to 10 Years	20,821	(8,133)	12,688	23,309	(6,307)	17,002
Total		322,490	(145,251)	177,239	320,142	(106,320)	213,822

Non-amortizable assets:
Tradenames		144,775	—	144,775	160,276	—	160,276
Total intangible assets		$467,265	$(145,251)	$322,014	$480,418	$(106,320)	$374,098
Amortization expense was $40,136, $34,292, and $22,006 during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, estimated future amortization expense was $33,970, $30,336, $27,208, $24,842, $21,162 during the years ended December 31, 2024, 2025, 2026, 2027 and 2028, respectively. The estimated future amortization expense after December 31, 2028 was $39,721.
The Company performs impairment tests for goodwill as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units below their carrying values. As a result of the current financial performance of the Company’s Targus subsidiary which is included in the Consumer Products segment as well as current market conditions that exist in the personal computer market for computers and accessories, the Company updated its long-term forecasts. The Company performed an interim goodwill impairment quantitative assessment as of September 30, 2023 and a year ended assessment as of December 31, 2023, and based on the results of the analysis, the Company recorded a non-cash impairment charge of $68,600 consisting of a goodwill impairment charge of $53,100 and a tradename impairment charge of $15,500, which was recorded in impairment of goodwill and tradenames in the accompanying consolidated statements of operations during the year ended December 31, 2023. The Company previously recorded an impairment charge in the second quarter of 2023 of $1,733 for a finite-lived for a tradename in the Capital Markets segment that is no longer used by the Company, which was recorded in impairment of goodwill and tradenames in the accompanying consolidated statements of operations.
Goodwill and tradename of the Company’s Targus subsidiary was measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2023. The estimated fair value of goodwill was $26,681 and the estimated fair value of tradename was $19,500 as of December 31, 2023. The estimated fair value of the Company’s Targus reporting unit was calculated using a weighted-average of values determined from an income approach and a market approach. The income approach involves estimating the fair value of the reporting unit by discounting its estimated future cash flows using a discount rate that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities. In order to estimate the fair value of goodwill and tradename, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates, and growth rates. The approximate inputs for the fair value calculations of the reporting unit included an approximate growth rate of 4% to calculate the terminal value, a discount rate of approximately 21%, and with respect to tradenames, a royalty rate of approximately 2%. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit using revenue growth rates, gross margins, and other cost assumptions consistent with the reporting unit's historical trends, and working capital requirements and future capital expenditures necessary to fund future operations. The assumptions in the fair value measurement reflect the current market environment, industry-specific factors and company-specific factors.
NOTE 10 — LEASING ARRANGEMENTS
Operating Leases
The Company’s operating lease assets primarily represent the lease of office space and facilities where the Company conducts its operations with the weighted average lease term of 9.4 years and 10.4 years as of December 31, 2023 and 2022, respectively. The operating leases have lease terms up to 18.6 years and 19.6 years as of December 31, 2023 and 2022, respectively. The weighted average discount rate used to calculate the present value of lease payments was 6.76% and 6.21% as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022, and 2021, the total operating lease expense was $23,744, $17,518, and $15,230, respectively. During the years ended December 31, 2023, 2022, and 2021, $2,530, $1,305, and $1,377, respectively, of operating lease expense were attributable to variable lease expenses. Operating lease expense is included in selling, general and administrative expenses in the consolidated statements of operations.
During the years ended December 31, 2023, 2022, and 2021, cash payments against operating lease liabilities totaled $21,426, $18,548, and $15,509 respectively, and non-cash lease expense transactions totaled $6,193, $4,465, and $3,750, respectively. Cash flows from operating leases are classified as net cash flows from operating activities in the accompanying consolidated statements of cash flows.
As of December 31, 2023, maturities of operating lease liabilities were as follows:

Operating Leases
Year ending December 31:
2024	$24,218
2025	22,684
2026	17,096
2027	12,663
2028	11,092
Thereafter	44,407
Total lease payments	132,160
Less: imputed interest	(33,597)
Total lease liability	$98,563
Finance Leases
The Company’s financing lease assets primarily represent the lease of vehicles for the Company's subsidiary bebe. As of December 31, 2023, finance lease assets of $1,847 are included in prepaid expenses and other assets with the related liabilities of $1,923 included in accrued expenses and other liabilities in the consolidated balance sheets.
As of December 31, 2023 and 2022, the Company did not have any significant leases executed but not yet commenced.
NOTE 11 — NOTES PAYABLE
Asset Based Credit Facility
The Company is party to a credit agreement (as amended, the “Credit Agreement”) governing its asset-based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $72, $183, and $435 during the years ended December 31, 2023, 2022, and 2021, respectively. There is no outstanding balance on this credit facility as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were no open letters of credit outstanding. The Company is in compliance with all covenants in the asset-based credit facility as of December 31, 2023. On March 28, 2024, the Company received an extension under this credit agreement of the time required to deliver its 2023 audited financial statements, which was extended to April 29, 2024.
Other Notes Payable
As of December 31, 2023 and 2022, the outstanding balance for the other notes payable was $19,391 and $25,263, respectively. Interest expense was $609, $1,125, and $21 during the years ended December 31, 2023, 2022, and 2021, respectively. Notes payable primarily consisted of additional deferred cash consideration owed to the sellers of FocalPoint and a promissory note related to the Lingo minority interest purchase, which was paid in full on January 2, 2024. Notes payable to a clearing organization for one of the Company’s broker dealers, which accrued interest at the prime rate plus 2.0%, matured on January 31, 2022 and was repaid during the year ended December 31, 2022.
NOTE 12 — TERM LOANS AND REVOLVING CREDIT FACILITIES
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
The Targus Credit Agreement is secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, the Company entered into Amendment No. 1 and Amendment No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio and the minimum earnings before interest, taxes, depreciation, and amortization requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023, respectively. The Company is in compliance with the Targus Credit Agreement and no event of default has occurred.
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
Principal outstanding is due in quarterly installments starting on December 31, 2022. Quarterly installments from March 31, 2024 to March 31, 2027 are in the amount of $1,400 per quarter and the remaining principal balance is due at final maturity on October 18, 2027.
As of December 31, 2023 and 2022, the outstanding balance on the term loan was $17,834 (net of unamortized debt issuance costs of $366) and $26,021 (net of unamortized debt issuance costs of $580), respectively, and the outstanding balance on the revolver loan was $43,801 and $52,978, respectively. Interest expense on these loans during the years ended December 31, 2023 and 2022 was $7,303 (including amortization of deferred debt issuance costs and unused commitment fees of $664) and $1,322 (including amortization of deferred debt issuance costs and unused commitment fees of $157), respectively. The interest rate on the term loan was 10.20% and 8.43% and the interest rate on the revolver loan ranged between 8.45% to 11.25% and between 6.03% to 9.25% as of December 31, 2023 and 2022, respectively. The weighted average interest rate on the revolver loan was 8.53% and 6.68% as of December 31, 2023 and 2022, respectively.
Pathlight Credit Agreement
On September 23, 2022, the Company's subsidiary, BRRII, entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148,200 term loan. On January 12, 2023, Amendment No. 2 to the Pathlight Credit Agreement increased the term loan by an additional $78,296. On March 31, 2023, Amendment No. 3 to the Pathlight Credit Agreement increased the term loan by an additional $49,890. On August 21, 2023, in connection with the sale of all of the equity interests in BRRII to Freedom VCM Receivables as more fully described in Note 2(r), the Company was released from all obligations, guarantees and covenants related to the Pathlight Credit Agreement. The Company had been in compliance with all financial covenants in the Pathlight Credit Agreement.
The term loan bore interest on the outstanding principal amount equal to the Term SOFR rate plus an applicable margin of 6.50%. As of December 31, 2022, the interest rate on the Pathlight Credit Agreement was 11.01%. As of December 31, 2022, the outstanding balance on the term loan was $118,437 (net of unamortized debt issuance costs of $2,377). Interest expense on the term loan during the years ended December 31, 2023 and 2022 was $14,359 (including amortization of deferred debt issuance costs of $4,262) and $5,331 (including amortization of deferred debt issuance costs of $1,328), respectively.
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
The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of December 31, 2023 and 2022, the interest rate on the Lingo Credit Agreement was 8.70% and 7.89%, respectively.
The Lingo Credit Agreement is guaranteed by the Company and Lingo's subsidiaries and secured by certain Lingo assets and equity interests as collateral defined in the Lingo Credit Agreement. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires the Borrower to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding agreement. The Company is in compliance with all financial covenants in the Lingo Credit Agreement as of December 31, 2023. On March 15, 2024, the Company received an extension under its credit agreement with Banc of California, N.A. of the time required to deliver its 2023 audited financial statements, which was extended to April 9, 2024, and on April 9, 2024, the Company received further extension of the time required to deliver its 2023 audited financial statements to April 29, 2024.
Principal outstanding is due in quarterly installments starting on March 31, 2023. Quarterly installments from March 31, 2024 to December 31, 2024 are in the amount of $2,738 per quarter, from March 31, 2025 to June 30, 2027 are in the amount of $3,650, and the remaining principal balance is due at final maturity on August 16, 2027.
As of December 31, 2023 and 2022, the outstanding balance on the term loan was $63,153 (net of unamortized debt issuance costs of $722) and $71,985 (net of unamortized debt issuance costs of $1,016), respectively. Interest expense on the term loan during the years ended December 31, 2023 was $6,370 (including amortization of deferred debt issuance costs of $293) and $1,619 (including amortization of deferred debt issuance costs of $97), respectively.
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe's credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25,000 five-year term loan with a maturity date of August 24, 2026 is included in the Company's long-term debt. The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 5.50% to 6.00% per annum, depending on the total fixed charge coverage ratio as defined in the bebe Credit Agreement. As of December 31, 2023, the interest rate on the bebe Credit Agreement was 11.14%.
The bebe Credit Agreement is collateralized by a first lien on all bebe assets and pledges of capital stock including equity interests. The agreement contains certain covenants, including those limiting the borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires bebe to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. The Company is in compliance with all financial covenants in the bebe Credit Agreement as of December 31, 2023.
Principal outstanding is due in quarterly installments through June 30, 2026 in the amount of $313 per quarter and the remaining principal balance of $20,000 is due at final maturity on August 24, 2026.
As of December 31, 2023, the outstanding balance on the term loan was $22,487 (net of unamortized debt issuance costs of $638). Interest expense on the term loan during the period from October 6, 2023 through December 31, 2023 was $680 (including amortization of deferred debt issuance costs of $56).
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
On August 21, 2023, the Company and its wholly owned subsidiary, BR Financial Holdings, LLC (the “Borrower”), and certain direct and indirect subsidiaries of the Borrower (the “Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, for a four-year $500,000 secured term loan credit facility (the “New Term Loan Facility”) and a four-year $100,000 secured revolving loan credit facility (the “New Revolving Credit Facility” and together, the “New Credit Facilities”). The purpose of the Credit Agreement was to (i) fund the Freedom VCM equity investment, (ii) prepay in full the Prior Term Loan Facility and Prior Revolving Credit Facility with an aggregate outstanding balance of $347,877, which included $342,000 in principal and $5,877 in interest and fees, (iii) fund a dividend reserve in an amount not less than $65,000, (iv) pay related fees and expenses, and (v) for general corporate purposes. The

Company recorded a loss on extinguishment of debt related to the Prior Credit Agreement of $5,408, which was included in selling, general and administrative expenses on the consolidated statements of operations.
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
The Credit Agreement is secured on a first priority basis by a security interest in the equity interests of the Borrower and each of the Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the Borrower and the Guarantors. The borrowing base as defined in the Credit Agreement consists of a collateral pool that includes certain of the Company's loans receivables in the amount of $375,814 and investments in the amount of $786,714 as of December 31, 2023. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. The Company is in compliance with all financial covenants in the Credit Agreement as of December 31, 2023. On March 26, 2024, the Company received an extension under its existing credit agreement with Nomura Corporate Funding Americas, LLC of the time required to deliver its 2023 audited financial statements, which was extended to April 29, 2024.
Commencing on September 30, 2023, the New Term Loan Facility began to amortize in equal quarterly installments of 0.625% of the principal amount of the term loan as of the closing date with the remaining balance due at final maturity on August 21, 2027. Quarterly installments from March 31, 2024 to June 30, 2027 are in the amount of $3,125 per quarter.
As of December 31, 2023 and 2022, the outstanding balance on the term loan was $475,056 (net of unamortized debt issuance costs of $18,694) and $286,962 (net of unamortized debt issuance costs of $5,538), respectively. Interest on the term loan during the years ended December 31, 2023, 2022, and 2021 was $41,662 (including amortization of deferred debt issuance costs of $2,916), $21,310 (including amortization of deferred debt issuance costs of $2,085), and $5,907 (including amortization of deferred debt issuance costs of $766), respectively. The interest rate on the term loan as of December 31, 2023 and 2022 was 11.37% and 9.23%, respectively.
The Company had an outstanding balance of zero and $74,700 under the revolving facility as of December 31, 2023 and 2022, respectively. Interest on the revolving facility during the years ended December 31, 2023, 2022, and 2021 was $5,908 (including unused commitment fees of $334 and amortization of deferred financing costs of $754), $5,441 (including unused commitment fees of $13 and amortization of deferred financing costs of $586), and $1,915 (including unused commitment fees of $76 and amortization of deferred financing costs of $305), respectively. The interest rate on the revolving facility as of December 31, 2023 and 2022 was 11.37% and 9.23%, respectively.
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
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100% of the equity interests of the Credit Parties, (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VoIP Services, LLC, a Delaware corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’ and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of December 31, 2023. On March 15, 2024, the Company received an extension under its credit agreement with Banc of California, N.A. of the time required to deliver its 2023 audited financial statements, which was extended to April 9, 2024, and on April 9, 2024, the Company received further extension of the time required to deliver its 2023 audited financial statements to April 29, 2024.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of December 31, 2023 and 2022, the interest rate on the BRPAC Credit Agreement was 8.46% and 7.65%, respectively.
Principal outstanding under the amended BRPAC Credit Agreement is due in quarterly installments. Quarterly installments from March 31, 2024 to December 31, 2026 are in the amount of $3,485 per quarter, on March 31, 2027 is in the amount of $2,614, and the remaining principal balance is due at final maturity on June 30, 2027.
As of December 31, 2023, and 2022, the outstanding balance on the term loan was $46,621 (net of unamortized debt issuance costs of $429) and $68,674 (net of unamortized debt issuance costs of $701), respectively. Interest expense on the term loan during the years ended December 31, 2023, 2022, and 2021, was $5,201 (including amortization of deferred debt issuance costs of $272), $3,478 (including amortization of deferred debt issuance costs of $331), and $2,468 (including amortization of deferred debt issuance costs of $300), respectively.
See Note 13 for the aggregate maturities of borrowings as of December 31, 2023 for notes payable, term loans, credit facilities, and senior notes for the next five years.

NOTE 13 — SENIOR NOTES PAYABLE
Senior notes payable, net, is comprised of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
6.750% Senior notes due May 31, 2024	$140,492	$199,232
6.375% Senior notes due February 28, 2025	146,432	146,432
5.500% Senior notes due March 31, 2026	217,440	217,440
6.500% Senior notes due September 30, 2026	180,532	180,532
5.000% Senior notes due December 31, 2026	324,714	324,714
6.000% Senior notes due January 31, 2028	266,058	266,058
5.250% Senior notes due August 31, 2028	405,483	405,483
	1,681,151	1,739,891
Less: Unamortized debt issuance costs	(13,130)	(18,140)
	$1,668,021	$1,721,751
During the years ended December 31, 2023 and 2022, the Company issued $185 and $111,841, respectively, of senior notes with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with BRS which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
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
On February 29, 2024, the Company partially redeemed $115,492 aggregate principal amount of its 6.75% Senior Notes due 2024 (the “6.75% 2024 Notes”) pursuant to the seventh supplemental indenture dated December 3, 2021. The redemption price was equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date. The total redemption payment included approximately $628 in accrued interest.
As of December 31, 2023 and 2022, the total senior notes outstanding was $1,668,021 (net of unamortized debt issue costs of $13,130) and $1,721,751 (net of unamortized debt issue costs of $18,140) with a weighted average interest rate of 5.71% and 5.75%, respectively. Interest on the senior notes is payable on a quarterly basis. Interest expense on the senior notes totaled $103,192, $99,854, and $81,475 during the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, the aggregate maturities of borrowings from notes payable, term loans, credit facilities, and senior notes for the next five years are as follows:

Amount
2024	$190,324
2025	194,723
2026	802,726
2027	530,486
2028	671,642
NOTE 14 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers from the Company's six reportable operating segments and the All Other category during the years ended December 31, 2023, 2022, and 2021 is reported below.

	Capital Markets	Wealth Management	Auction and Liquidation	Financial Consulting	Communications	Consumer Products	All Other	Total
Revenues for the year ended December 31, 2023:
Corporate finance, consulting and investment banking fees	$190,480	$—	$—	$83,045	$—	$—	$—	$273,525
Wealth and asset management fees	4,060	177,283	—	—	—	—	—	181,343
Commissions, fees and reimbursed expenses	32,436	9,993	29,062	50,660	—	—	—	122,151
Subscription services	—	—	—	—	324,758	—	—	324,758
Sale of goods	—	—	74,203	—	6,737	233,202	364	314,506
Advertising, licensing and other	—	—	—	—	6,194	—	66,128	72,322
Total revenues from contracts with customers	226,976	187,276	103,265	133,705	337,689	233,202	66,492	1,288,605

Interest income - Loans and securities lending	284,896	—	—	—	—	—	—	284,896
Trading gains on investments	16,845	4,758	—	—	—	—	—	21,603
Fair value adjustment on loans	20,225	—	—	—	—	—	—	20,225
Other	22,060	6,211	—	—	—	—	—	28,271
Total revenues	$571,002	$198,245	$103,265	$133,705	$337,689	$233,202	$66,492	$1,643,600

	Capital Markets	Wealth Management	Auction and Liquidation	Financial Consulting	Communications	Consumer Products	All Other	Total

Revenues for the year ended December 31, 2022:
Corporate finance, consulting and investment banking fees	$169,955	$—	$—	$58,143	$—	$—	$—	$228,098
Wealth and asset management fees	12,547	204,805	—	—	—	—	—	217,352
Commissions, fees and reimbursed expenses	41,316	19,299	12,581	40,365	—	—	—	113,561
Subscription services	—	—	—	—	219,379	—	—	219,379
Sale of goods	—	—	56,928	—	7,526	77,821	—	142,275
Advertising, licensing and other	—	—	—	—	8,750	—	32,737	41,487
Total revenues from contracts with customers	223,818	224,104	69,509	98,508	235,655	77,821	32,737	962,152

Interest income - Loans and securities lending	240,813	—	4,587	—	—	—	—	245,400
Trading (losses) gains on investments	(151,816)	3,522	—	—	—	—	—	(148,294)
Fair value adjustment on loans	(54,334)	—	—	—	—	—	—	(54,334)
Other	69,115	6,631	—	—	—	—	—	75,746
Total revenues	$327,596	$234,257	$74,096	$98,508	$235,655	$77,821	$32,737	$1,080,670

	Capital Markets	Wealth Management	Auction and Liquidation	Financial Consulting	Communications	All Other	Total

Revenues for the year ended December 31, 2021:
Corporate finance, consulting and investment banking fees	$484,247	$—	$—	$56,439	$—	$—	$540,686
Wealth and asset management fees	6,769	282,711	—	—	—	—	289,480
Commissions, fees and reimbursed expenses	48,382	75,776	19,079	37,873	—	—	181,110
Subscription services	—	—	—	—	79,149	—	79,149
Service contract revenues	—	—	1,090	—	—	—	1,090
Sale of goods	—	—	53,348	—	4,857	—	58,205
Advertising, licensing and other	—	—	—	—	9,341	20,308	29,649
Total revenues from contracts with customers	539,398	358,487	73,517	94,312	93,347	20,308	1,179,369

Interest income - Loans and securities lending	122,723	—	—	—	—	—	122,723
Trading gains on investments	203,287	7,623	—	—	—	—	210,910
Fair value adjustment on loans	9,635	—	—	—	—	—	9,635
Other	16,187	15,874	—	—	—	—	32,061
Total revenues	$891,230	$381,984	$73,517	$94,312	$93,347	$20,308	$1,554,698
Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company’s progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. Payment terms vary by customer with due dates varying in advance of service or upon invoice of the service or for the sale of goods with credit terms. Revenues by geographic region by segment is included in Note 23 – Business Segments.
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
Sale of goods. Sale of goods primarily consists of the sale of magicJack and Marconi Wireless devices, amounts from the sale of goods acquired in Auction and Liquidation asset purchase agreements, and amounts from the sale of goods from Targus in the Consumer Products segment. Revenues from the sale of magicJack and Marconi Wireless devices are recognized upon delivery (when control transfers to the customer). Sale of product revenues also include the related shipping and handling and installment fees, if applicable. Revenues from the sale of goods acquired in Auction and Liquidation asset purchase agreements are recognized when control of the product and risks of ownership has been transferred to the buyer. Revenue from the sale of Targus goods is recognized when control of the product transfers to the customer, generally upon product shipment. Revenue is measured as the amount of consideration expected to be received in exchange for the transfer of product. There are no significant judgments or estimates made to determine the amount or timing of reported revenues. Sales terms do not allow for a right of return except for matters related to products with defects or damages.
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

Other income primarily consists of services revenues from the operations of a regional environmental services business, bebe, and a landscaping business. The environmental services business is engaged in the recycling of scrap and waste materials and deals primarily in paper products. Customer arrangements contain a single obligation to transfer processed recycled goods and revenues are recognized at a point in time as processing fees when the performance obligation is satisfied. bebe's revenues are primarily from rental fees of merchandise, and revenue is recognized over the rental term. The landscaping business provides landscaping maintenance, improvements, and irrigation services to its customers. Revenues are recognized as the services are performed, which is typically ratably over the term of the contract.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligation(s) with an original expected duration exceeding one year was not material as of December 31, 2023. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of December 31, 2023.
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $115,496, $149,110, and $49,673 as of December 31, 2023, 2022, and 2021, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2023, 2022, and 2021. The Company also has $13,402, $14,144, and $12,315 of unbilled receivables included in prepaid expenses and other assets as of December 31, 2023, 2022, and 2021, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of December 31, 2023, 2022, and 2021 was $71,504, $85,441, and $69,507, respectively. The Company expects to recognize the deferred revenue of $71,504 as of December 31, 2023 as service and fee revenues when the performance obligation is met during the years December 31, 2024, 2025, 2026, 2027 and 2028 in the amount of $47,627, $11,206, $5,776, $2,578, and $1,479, respectively. The Company expects to recognize the deferred revenue of $2,838 after December 31, 2028.
During the years ended December 31, 2023, 2022, and 2021, the Company recognized revenue of $51,107, $37,254, and $39,906 that was recorded as deferred revenue at the beginning of each period, respectively.
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
The capitalized costs to fulfill a contract were $8,131, $5,990, and $1,605 as of December 31, 2023, 2022, and 2021, respectively, and are recorded in prepaid expenses and other assets in the consolidated balance sheets. During the years ended December 31, 2023, 2022, and 2021, the Company recognized expenses of $4,677, $3,117, and $580 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during years ended December 31, 2023, 2022, and 2021.

NOTE 15 — INCOME TAXES
During the years ended December 31, 2023, 2022, and 2021, the Company's loss before income taxes of $142,324, loss before income taxes of $220,450, and income before income taxes $614,762 includes a United States component of loss before income taxes of $157,529, loss before income taxes of $229,174, and income before income taxes of $598,882 and a foreign component comprised of income before income taxes of $15,205, $8,724, and $15,880, respectively. The Company’s provision for income taxes consists of the following during the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$2,411	$15,793	$67,322
State	1,871	(1,053)	30,036
Foreign	(16)	1,638	4,796
Total current provision	4,266	16,378	102,154
Deferred:
Federal	(30,049)	(60,736)	42,734
State	(10,294)	(19,544)	17,824
Foreign	(616)	46	1,248
Total deferred	(40,959)	(80,234)	61,806
Total (benefit from) provision for income taxes	$(36,693)	$(63,856)	$163,960
A reconciliation of the federal statutory rate of 21.0% to the effective tax rate for income before income taxes is as follows during the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Provision for income taxes at federal statutory rate	(21.0%)	(21.0%)	21.0%
State income taxes, net of federal benefit	(6.5%)	(7.2%)	6.5%
Noncontrolling interest tax differential	1.4%	(0.6%)	0.1%
Employee stock based compensation	1.8%	(1.7%)	(1.1%)
Bargain purchase	(2.9%)	—%	—%
Foreign tax	(3.4%)	(0.2%)	0.1%
Goodwill impairment	9.2%	—%	—%
Provision true-up	(3.4%)	(0.8%)	(0.7%)
NOL true-up	(1.4%)	(1.2%)	0.1%
Other	0.4%	3.7%	0.7%
Effective income tax rate	(25.8%)	(29.0%)	26.7%

Deferred income tax assets (liabilities) consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax assets:
Accrued liabilities and other	$14,006	$19,942
Mandatorily redeemable noncontrolling interests	1,190	1,190
Deferred revenue	3,696	—
Other	558	42
Share based payments	13,953	14,346
Capital loss carryforward	43,488	66,308
Net operating loss carryforward	103,313	39,801
Total deferred tax assets	180,204	141,629

Deferred tax liabilities:
Deductible goodwill and other intangibles	(33,265)	(44,155)
State taxes	(5,051)	(3,839)
Depreciation	(2,983)	(4,087)
Deferred revenue	—	(15,967)
Other	(993)	(15,574)
Total deferred tax liabilities	(42,292)	(83,622)

Net deferred tax assets	137,912	58,007
Valuation allowance	(104,317)	(83,577)
Net deferred tax liabilities	$33,595	$(25,570)

Deferred tax assets, net	$33,595	$3,978
Deferred tax liabilities, net	—	(29,548)
Net deferred tax liabilities	$33,595	$(25,570)
As of December 31, 2023, the Company had federal net operating loss carryforwards of $46,384 and state net operating loss carryforwards of $64,247. In addition, one of the Company's majority-owned subsidiaries that does not file a tax return as part of the Company's consolidated group had federal net operating loss carryforwards of $298,416 and state net operating loss carryforwards of $222,585 available to utilize against future taxable income of the majority-owner subsidiary. During the years ended December 31, 2023, 2022, and 2021, the Company recorded a benefit in the provision for income taxes related to federal and state net operating loss carryforwards in the amount of $1,983, $1,820, and $1,527, respectively. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2033 through December 31, 2038, the state net operating loss carryforwards will expire in tax years commencing in December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss, and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2023, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an additional valuation allowance. The valuation allowance increased by $20,740 during the year ended December 31, 2023. This was primarily due to the inclusion of bebe in the Company's consolidated results offset by the expiration of capital loss carryover that had previously been valued. The

Company does not believe that it is more likely than not that it will be able to utilize the benefits related to Israel capital loss carryforwards and has provided a full valuation allowance in the amount of $41,751 against these deferred tax assets.
As of December 31, 2023, the Company had gross unrecognized tax benefits totaling $14,819 all of which would have an impact on the Company’s effective income tax rate, if recognized. A reconciliation of the amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows:

Year Ended December 31, 2023
Beginning balance	$16,146
Reductions for prior year tax positions	(969)
Reductions due to lapse in statutes of limitations	(358)
Ending balance	$14,819
The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain federal, state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments, and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2020 to 2023.
As of December 31, 2023, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $2,395 within the next 12 months due to expiration of statute of limitations.
During the year ended December 31, 2023, the Company had accrued interest and penalties relating to uncertain tax positions of $28, $483, and $4,068 for UOL, magicJack, and Targus respectively, all of which was included in income taxes payable. During the year ended December 31, 2023, the Company recorded a net benefit of $45 and $142 for UOL and magicJack, respectively, related to interest and penalties for uncertain tax positions primarily due to the lapse in statute of limitations.
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
Pillar Two
The Pillar Two directive, which was established by the Organization for Economic Co-operation and Development, and which generally provides for a 15% minimum effective tax rate for multinational enterprises, in every jurisdiction in which they operate. While the Company does not anticipate that this will have a material impact on its tax provision or effective tax rate, it will continue to monitor evolving tax legislation in the jurisdictions in which it operates.
NOTE 16 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Remeasurements to the carrying value of the redeemable noncontrolling interests in equity of subsidiaries are not deemed to be a dividend (see Note 2(w)). According to ASC 480 - Distinguishing Liabilities from Equity, there is no impact on earnings per share in the computation of basic and diluted earnings per share to common shareholders for changes in the carrying value of the redeemable noncontrolling interests in equity, when such changes in carrying value which in substance approximates fair value.
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share were 2,341,329, 1,651,011, and 1,639,310 during the years ended December 31, 2023, 2022, and 2021, respectively, because to do so would have been anti-dilutive.
Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Net (loss) income attributable to B. Riley Financial, Inc.	$(99,910)	$(159,829)	$445,054
Preferred stock dividends	(8,057)	(8,008)	(7,457)
Net (loss) income applicable to common shareholders	$(107,967)	$(167,837)	$437,597

Weighted average common shares outstanding:
Basic	29,265,099	28,188,530	27,366,292
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	—	1,514,728
Contingently issuable shares	—	—	124,582
Diluted	29,265,099	28,188,530	29,005,602

Basic (loss) income per common share	$(3.69)	$(5.95)	$15.99
Diluted (loss) income per common share	$(3.69)	$(5.95)	$15.09
NOTE 17 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31, 2023	December 31, 2022
Accrued payroll and related expenses	$77,394	$86,798
Dividends payable	18,929	33,923
Income taxes payable	819	14,760
Other tax liabilities	13,941	23,426
Contingent consideration	27,986	31,046
Accrued expenses	63,026	68,180
Other liabilities	71,098	64,841
Accrued expenses and other liabilities	$273,193	$322,974
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, customer deposits, accrued legal fees and finance lease liabilities.

NOTE 18 — COMMITMENTS AND CONTINGENCIES
(a) Legal Matters
The Company is subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from the Company’s securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding the Company’s business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. In addition to such legal and other claims, reviews, investigations, and proceedings, the Company and its subsidiaries are subject to the risk of unasserted claims, including, among others, as it relates to matters related to Mr. Kahn and our investment in Freedom VCM. For example, in light of Mr. Kahn’s alleged involvement with the alleged misconduct concerning Prophecy Asset Management LP, the Company can provide no assurances that it will not be subject to claims asserting an interest in the Freedom VCM equity interests owned by Mr. Kahn, including those that collateralize the Amended and Restated Note. If a claim were successful, it would diminish the value of the collateral which could impact the carrying value of the loan. If such claims are made, however, the Company believes it has valid defenses from any such claim and any such claim would be without merit. Notwithstanding the uncertainties described in this paragraph, the Company does not believe that the results of these asserted or unasserted claims are likely to have a material effect on its financial statements.
On January 24, 2024, a putative securities class action complaint was filed by Mike Coan in U.S. Federal District Court, Central District of California, against the Company, Bryant Riley, Tom Kelleher and Phillip Ahn (“Defendants”). The purported class includes persons and entities that purchased shares of the Company’s common stock between May 10, 2023 and November 9, 2023. The complaint alleges that (a) the Company failed to disclose to investors that (i) Brian Kahn, had been implicated in a conspiracy to defraud third party investors, and (ii) the Company financed Brian Kahn and others in connection with a going private transaction involving FRG, and (b) as a result of the foregoing, the Company engaged in securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A second putative class action lawsuit was filed on March 15, 2024 by the KL Kamholz Joint Revocable Trust (“Kamholz”). This complaint asserts similar allegations as the Coan complaint and covers an alleged class period between February 28, 2022 and November 9, 2023. The Kamholz complaint further alleges that Defendants knew or should have known that Brian Kahn was engaged in illegal activities, including a conspiracy to commit fraud, and nonetheless proceeded with the FRG going-private transaction. The Company cannot estimate the amount of potential liability, if any, that could arise from these matters and believes these claims are meritless and intends to defend these actions.

On September 21, 2023, the Company received a demand alleging that certain payments in the aggregate amount of approximately $32,166 made by Sorrento Therapeutics, Inc. (“Sorrento”), a chapter 11 debtor in U.S. Bankruptcy Court, Southern District of Texas, to B. Riley Commercial Capital, LLC (“BRCC”), pursuant to that certain Bridge Loan Agreement dated September 30, 2022 between Sorrento and BRCC, are avoidable as preferential transfers. The Company believes the Sorrento Unsecured Creditors Committee’s preference claims lack merit, and the Company intends to assert its statutory defenses to defeat the claim.
(b) Babcock & Wilcox Commitments and Guarantee
On January 18, 2024, the Company, entered into a guaranty (the “Axos Guaranty”) in favor of (i) Axos Bank, in its capacity as administrative agent (the “Administrative Agent”) for the secured parties under that certain credit agreement, dated as of January 18, 2024, among Babcock & Wilcox Enterprises, Inc. (“B&W”), the guarantors party thereto, the lenders party thereto and the Administrative Agent (the “B&W Axos Credit Agreement”), and (ii) the secured parties. Subject to the terms and conditions of the Axos Guaranty, the Company has guaranteed certain obligations of B&W (subject to certain limitations) under the B&W Axos Credit Agreement, including the obligation to repay outstanding loans and letters of credit and to pay earned interest, fees costs and expenses of enforcing the Axos Guaranty, provided however, that the Company’s obligations with respect to the principal amount of credit extensions and unreimbursed letter of credit obligations under the B&W Axos Credit Agreement shall not at any time exceed $150,000 in the aggregate, which is the maximum potential amount of future payments under the guaranty. In consideration for the agreements and commitments under the Axos Guaranty and pursuant to a separate fee and reimbursement agreement, B&W has agreed to pay the Company a fee equal to 2.00% of the aggregate revolving commitments (as defined in the B&W Axos Credit Agreement)

under the B&W Axos Credit Agreement, payable quarterly and, at B&W’s election, in cash in full or 50% in cash and 50% in the form of penny warrants.
On June 30, 2021, the Company agreed to guaranty (the “Cash Collateral Provider Guaranty”) up to $110,000 of obligations that B&W may owe to providers of cash collateral pledged in connection with a debt financing for B&W. The Cash Collateral Provider Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of B&W’s obligations under a reimbursement agreement with respect to such cash collateral. B&W will pay the Company $935 per annum in connection with the Cash Collateral Provider Guaranty. B&W has agreed to reimburse the Company to the extent the Cash Collateral Provider Guaranty is called upon. As of December 31, 2022, the Cash Collateral Provider Guaranty was in respect of up to $100,000 of B&W obligations after B&W made paydowns of $10,000 during the year ended December 31, 2022. As of December 31, 2023, the Cash Collateral Provider Guaranty was in respect of up to $90,000 of B&W obligations after B&W made paydowns of $10,000 during the year ended December 31, 2023.
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
On August 10, 2020, the Company entered into a project specific indemnity rider to a general agreement of indemnity made by B&W in favor of one of its sureties. Pursuant to the indemnity rider, the Company agreed to indemnify the surety in connection with a default by B&W under the underlying indemnity agreement relating to a $29,970 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity rider, B&W paid the Company fees in the amount of $600 on August 26, 2020. During the year ended December 31, 2023, the indemnity rider was reduced to $5,994.
(c) FRG Commitments
On May 10, 2023, the Company entered into certain agreements pursuant to which the Company had, among other things, agreed to provide certain equity funding and other support in connection with the acquisition (the “Acquisition”) by Freedom VCM, Inc., a Delaware corporation (the “Parent”), of FRG. The Company entered into an Equity Commitment Letter with Freedom VCM (“TopCo”), the parent company of the Parent, and the Parent, pursuant to which the Company agreed to provide to TopCo, at or prior to the closing of the Acquisition, an amount equal to up to $560,000 in equity financing. The Company and FRG also entered into a Limited Guarantee in favor of FRG, pursuant to which the Company agreed to guarantee to FRG the due and punctual payment, performance and discharge when required by Parent or its subsidiary to FRG of certain liabilities and obligations of the Parent or such subsidiary. On August 21, 2023, in connection with the completion of the Acquisition and the Company's portion of the equity financing, the Company's obligations pursuant to the Equity Commitment Letter and Limited Guarantee were satisfied and the Company was paid the $16,500 fee pursuant to the Equity Commitment Letter and Limited Guarantee.
(d) Other Commitments
In the normal course of business, the Company enters into commitments to its clients in connection with capital raising transactions, such as firm commitment underwritings, equity lines of credit, or other commitments to provide financing on specified terms and conditions. These commitments may require the Company to purchase securities at a specified price or otherwise provide debt or equity financing on specified terms. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at the anticipated price and to balance sheet risk in the event that debt or equity financing commitments cannot be syndicated. With respect to one of the Company’s investments, a wholly owned subsidiary of the Company entered into an agreement whereby the subsidiary may be required, commencing in August 2027 and expiring in August 2028, to purchase additional equity capital at fair value which was originally valued at $15,000.

NOTE 19 — SHARE-BASED PAYMENTS
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
Share-based compensation expense for restricted stock units under the 2021 Plan was $43,653, $60,520, and $35,253 during the years ended December 31, 2023, 2022, and 2021, respectively. During the year ended December 31, 2023, in connection with employee stock incentive plans the Company granted 537,168 restricted stock units with a total grant date fair value of $20,496. During the year ended December 31, 2022, in connection with employee stock incentive plans the Company granted 728,056 restricted stock units with a total grant date fair value of $38,946 and 144,891 performance stock units with a total grant date fair value of $5,643.
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
As of December 31, 2023, the expected remaining unrecognized share-based compensation expense of $36,497 was to be expensed over a weighted average period of 1.3 years. As of December 31, 2022, the expected remaining unrecognized share-based compensation expense of $66,425 was to be expensed over a weighted average period of 1.3 years.
A summary of equity incentive award activity during the years ended December 31, 2023 and 2022 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2021	3,168,357	$52.84
Granted	872,947	51.08
Vested	(571,448)	36.98
Forfeited	(94,229)	57.46
Nonvested at December 31, 2022	3,375,627	$54.66
Granted	537,168	38.16
Vested	(1,615,025)	62.63
Forfeited	(156,441)	45.13
Nonvested at December 31, 2023	2,141,329	$54.18
During the years ended December 31, 2023, 2022, and 2021, the per-share weighted average grant-date fair value of restricted stock units granted was $38.16, $53.49, and $68.29, respectively. During the years ended December 31, 2023, 2022, and 2021, the per-share weighted average grant-date fair value of performance stock units granted was zero, $38.95, and $34.51, respectively. During the years ended December 31, 2023, 2022, and 2021, the total fair value of shares vested was $23,432, $21,132, and $11,251, respectively.

As discussed in Note 3, there were 215,876 stock options with a fair value of $5,749 issued as part of the consideration for the purchase price of Targus. All of these options were exercised during the fourth quarter of 2022 and there were no stock options outstanding as of December 31, 2023 and 2022.

NOTE 20 — BENEFIT PLANS AND CAPITAL TRANSACTIONS
(a) Employee Benefit Plans
The Company maintains qualified defined contribution 401(k) plans, which cover substantially all of its U.S. employees. Under the plans, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan documents permit annual discretionary contributions from the Company. Employer contributions in the amount of $2,657, $2,550 and $2,125 were made during the years ended December 31, 2023, 2022, and 2021, respectively.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan, share based compensation was $625, $369 and $758 during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, there were 236,949 and 362,986 shares, respectively, reserved for issuance under the Purchase Plan.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2023, the Company repurchased 2,174,608 shares of its common stock for $69,490, which represents an average price of $31.95 per common share. The shares repurchased under the program were retired. In November 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases of up to $50,000 of the Company's outstanding common shares and expires in October 2024. Amounts purchased prior to November 2023 relate to the previously authorized share repurchase program. As of December 31, 2023, $34,206 remains available for common share repurchases under the share repurchase program.
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
During the years ended December 31, 2023 and 2022, the Company issued depositary shares equivalent to zero and 20 shares, respectively, of the Series A Preferred Stock through ATM sales. There were 2,834 shares issued and outstanding as of December 31, 2023 and 2022. Total liquidation preference for the Series A Preferred Stock as of December 31, 2023 and 2022 was $70,854. Dividends on the Series A preferred paid during the years ended December 31, 2023 and 2022 were $0.4296875 per depositary share.
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
During the years ended December 31, 2023 and 2022, the Company issued depositary shares equivalent to 18 and 13 shares, respectively, of the Series B Preferred Stock through ATM sales. There were 1,729 shares and 1,710 shares issued and outstanding as of December 31, 2023, and 2022, respectively. Total liquidation preference for the Series B Preferred Stock as of December 31, 2023 and 2022 was $43,228 and $42,761, respectively. Dividends on the Series B preferred paid during the years ended December 31, 2023 and 2022 were $0.4609375 per depositary share.

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
(e) Dividends
From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2023, 2022, and 2021, the Company paid cash dividends on its common stock of $141,100, $119,454, and $347,135, respectively. On February 29, 2024, the Company declared a regular quarterly dividend of $0.50 per share, which will be paid on or about March 23, 2024 to stockholders of record as of March 11, 2024. On October 28, 2021, the Board of Directors announced an increase to the regular quarterly dividend from $0.50 per share to $1.00 per share. While it is the Board’s current intention to make regular dividend payments of $1.00 per share each quarter and special dividend payments dependent upon certain circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of our common stock dividend activity during the years ended December 31, 2023, 2022, and 2021 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Regular Dividend Amount	Special Dividend Amount	Total Dividend Amount
November 8, 2023	November 30, 2023	November 20, 2023	$1.000	$—	$1.000
July 25, 2023	August 21, 2023	August 11, 2023	1.000	—	1.000
May 4, 2023	May 23, 2023	May 16, 2023	1.000	—	1.000
February 22, 2023	March 23, 2023	March 10, 2023	1.000	—	1.000
November 3, 2022	November 29, 2022	November 15, 2022	1.000	—	1.000
July 28, 2022	August 23, 2022	August 11, 2022	1.000	—	1.000
April 28, 2022	May 20, 2022	May 11, 2022	1.000	—	1.000
February 23, 2022	March 23, 2022	March 9, 2022	1.000	—	1.000
October 28, 2021	November 23, 2021	November 9, 2021	1.000	3.000	4.000
July 29, 2021	August 26, 2021	August 13, 2021	0.500	1.500	2.000
May 3, 2021	May 28, 2021	May 17, 2021	0.500	2.500	3.000
February 25, 2021	March 24, 2021	March 10, 2021	0.500	3.000	3.500
Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of December 31, 2023 and 2022, dividends in arrears in respect of the Depositary Shares were $812. On January 9, 2024, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on January 31, 2024 to holders of record as of the close of business on January 22, 2024.
Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary

Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of December 31, 2023 and 2022, dividends in arrears in respect of the Depositary Shares were $531 and $526, respectively. On January 9, 2024, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on January 31, 2024 to holders of record as of the close of business on January 22, 2024.
A summary of our preferred stock dividend activity during the years ended December 31, 2023, 2022, and 2021 was as follows:

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
NOTE 21 — NET CAPITAL REQUIREMENTS
BRS and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, to not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2023, BRS had net capital of $134,561, which was $130,163 in excess of its required minimum net capital of $4,398 and BRWM had net capital of $12,328, which was $10,431 in excess of its required minimum net capital of $1,897.
As of December 31, 2022, BRS had net capital of $175,503, which was $169,458 in excess of its required minimum net capital of $6,045 and BRWM had net capital of $11,144, which was $8,615 in excess of its required minimum net capital of $2,529.
NOTE 22 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds. Management fees from the Funds during the years ended December 31, 2023, 2022, and 2021 totaled $1,725, $6,937, and $5,094, respectively.
As of December 31, 2023, amounts due from related parties of $172 were from the Funds for management fees and other operating expenses. As of December 31, 2022, amounts due from related parties of $1,081 were from the Funds for management fees and other operating expenses. As of December 31, 2023, amounts due to related parties were $2,731, of which $2,480 related to bebe's rent to own stores which are franchised through Freedom VCM and consist of royalty fees, inventory purchases, marketing, and IT services.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief

Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. During the years ended December 31, 2023, 2022, and 2021, management fees paid for investment advisory services by Whitehawk was $1,142, $1,173, and $1,729, respectively. On February 1, 2024, one of the Company's loans receivable with a principal amount of $4,521 was sold to a fund managed by Whitehawk for $4,584.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:
Babcock and Wilcox
One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2028. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company. In March 2022, a $1,000 performance fee was approved in accordance with the Executive Consulting Agreement.
During the years ended December 31, 2023, 2022, and 2021, the Company earned zero, $154, and $15,766, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed above in Note 18 – Commitments and Contingencies.
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company had loans receivable due from The Arena Group Holdings, Inc. (fka the Maven, Inc.) (“Arena”) included in loans receivable, at fair value of $98,729 as of December 31, 2022. On August 31, 2023, the Arena loan was amended for an additional $6,000 loan receivable with interest payable at 10.0% per annum and a maturity date of December 31, 2026. Two of the Company's members of senior management were members of the board of directors of Arena. On December 1, 2023, the Company sold its equity interest in Arena for $16,576 at a gain of $3,315 and its outstanding loans receivable for $78,796 at a loss of $28,919. Following the completion of the sale, two of the Company's members of senior management resigned from the board of directors of Arena and Arena is no longer a related party. Interest income on the loan receivable was $10,882, $7,540, and $7,188 during the years ended December 31, 2023, 2022, and 2021, respectively.
During the year ended December 31, 2022, the Company earned $2,023 in underwriting and financial advisory and other fees from Arena. There were no fees earned from Arena by the Company during the year ended December 31, 2023.
Applied Digital
On May 20, 2023, the Company entered into a loan agreement with Applied Digital (“APLD”). The chief executive officer of APLD was also a member of senior management of the Company. As of December 31, 2023, APLD had paid off its outstanding loan receivable balance with the Company, and the Company had an unfunded loan commitment with APLD of $5,500. Interest income on the loan receivable was $3,150 during the year ended December 31, 2023. On February 5, 2024, the loan was terminated and no commitments remain.
During the years ended December 31, 2022 and 2021, the Company earned $2,321 and $3,513, respectively, in underwriting and financial advisory fees from APLD. There were no underwriting and financial advisory fees earned from APLD by the Company during the year ended December 31, 2023.
California Natural Resources Group, LLC.
On November 1, 2021 the Company extended a $34,393 bridge promissory note bearing interest at up to 10.0% per annum to California Natural Resources Group, LLC (“CalNRG”). CalNRG is a related party as a result of the Company's approximately 25.0% equity ownership. On January 3, 2022, CalNRG repaid the promissory note using proceeds from a new credit facility with a third party bank (the “CalNRG Credit Facility”). Interest income on the loan receivable was $19 and $416 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023, the Company has guaranteed CalNRG’s obligations, up to $7,375, under the CalNRG Credit Facility.
Charah Solutions, Inc.
On August 25, 2021, the Company extended a $17,852 promissory note to Charah Solutions, Inc., in which one of the Company’s senior executives served on the board of directors. The promissory note bore interest at 8.0% per annum and had a maturity date of September 25, 2022 and a 2.5% commitment fee payable at maturity. Interest income recorded on the promissory note was $1,122 during the year ended December 31, 2021. The promissory note was paid in full on December 30, 2021.
Faze Clan

On March 9, 2022, the Company loaned $10,000 to Faze Clan, Inc. (“Faze”) pursuant to a bridge credit agreement (the “Bridge Agreement”). On April 25, 2022, the Company loaned an additional $10,000 pursuant to the Bridge Agreement. All principal and accrued interest pursuant to the Bridge Agreement was repaid upon closing of Faze’s business combination (the “Business Combination”) with BRPM 150, which following the Business Combination changed its name to Faze Holdings. Interest income was $420 during the period the loans were outstanding in 2022. As a result of the Business Combination, BRPM 150 is no longer a VIE of the Company. On July 19, 2022, in connection with the Business Combination, the Company purchased 5,342,500 shares of Faze Holdings Class A common stock for $10.00 per share. One of the Company's members of senior management was appointed to the board of directors of Faze. During the year ended December 31, 2022, the Company earned $41,885 of incentive fees for the de-consolidation of BRPM 150 and $9,632 of underwriting and financial advisory fees from Faze and BRPM 150 in connection with the Business Combination and capital raising activities. In September 2023, one of the Company's members of senior management resigned from the board of directors of Faze and Faze is no longer a related party.
Lingo
On May 31, 2022, the Company converted $17,500 of a loan receivable with Lingo Management, LLC (“Lingo”) into equity and the Company's ownership interest in Lingo increased from 40% to 80%. Interest income was $1,478 and $2,878 during the years ended December 31, 2022 and 2021, respectively. Lingo was a related party due to our 40% equity ownership prior to the Company obtaining a controlling ownership of 80% on May 31, 2022, which resulted in Lingo becoming a majority-owned subsidiary of the Company. On February 24, 2023, the Company acquired the remaining 20% ownership in Lingo, increasing the Company's ownership interest to 100%.
Targus
On October 18, 2022, the Company acquired all of the issued and outstanding shares of Targus for total purchase consideration of $247,546 as more fully discussed in Note 3. At the time of the acquisition, the chief executive officer of Targus was also a member of the Company’s board of directors. Upon closing the acquisition, the individual resigned from the Company’s board of directors and continues to serve as the chief executive officer of Targus.
Freedom VCM Holdings, LLC
On May 10, 2023, the Company entered into certain agreements pursuant to which the Company had, among other things, agreed to provide certain equity funding and other support as part of the FRG take-private transaction as previously discussed in Note 2(s). The Company entered into an Equity Commitment Letter with Freedom VCM, pursuant to which the Company agreed to provide up to $560,000 in equity financing at or prior to the closing of the FRG take-private transaction. On August 21, 2023, in connection with the completion of the FRG take-private transaction, the Company's obligations pursuant to the Equity Commitment Letter and Limited Guarantee were satisfied. Upon closing the acquisition on August 21, 2023, the Company was paid an equity commitment fee of $16,500 which is included in services and fees revenues. At the time of the Company's equity investment on August 21, 2023, the Company's chief executive officer became a member of the board of directors of Freedom VCM.
On August 21, 2023, the Company purchased an equity interest in Freedom VCM for $216,500, which resulted in a total equity interest of $281,144 and a 31% voting interest and representation on the board of directors of Freedom VCM as part of the FRG take-private transaction as previously discussed in Note 2(s). As part of the FRG take-private transaction, certain members of management of Freedom VCM, which are related parties to Freedom VCM, exchanged their equity interest in FRG for a combined 35% voting interest in Freedom VCM, of which Mr. Kahn and his wife and one of Mr. Kahn’s affiliates comprised 32%. The Company has a first priority security interest in a 25% equity interest of Mr. Kahn

(who was also CEO and a board member of Freedom VCM) in Freedom VCM to secure the loan to an affiliate of Mr. Kahn as more fully described in Note 2(r).
In connection with the FRG take-private transaction, all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to Freedom VCM Receivables (a subsidiary of Freedom VCM), for a purchase price of $58,872 which resulted in a loss of $78 on August 21, 2023. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 12 and as consideration for the purchase price, the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033. Payments of principal and interest on the note are limited solely to the performance of certain receivables held by BRRII. Principal and interest is payable based on the collateral without recourse to Freedom VCM Receivables, which includes the performance of certain consumer credit receivables. This loan receivable was measured at fair value in the amount of $42,183 as of December 31, 2023. Interest income on this loan receivable was $3,427 during the year ended December 31, 2023.
As more fully described in Note 2(r), the Company also has a related party loan receivable with a fair value of approximately $20,624 at December 31, 2023 from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) that is collateralized by consumer finance receivables of Badcock. These consumer finance receivables were acquired from Badcock in multiple purchases beginning in December 2021. On December 18, 2023, Badcock was sold by Freedom VCM to Conn’s and now operates as a wholly owned subsidiary of Conn’s. This loan receivable is reported as a related party loan receivable due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023.
The Company also provided advisory services to Freedom VCM in the amount of $222 during the period from August 21, 2023 through December 31, 2023.
Vintage Capital Management - Brian Kahn
Simultaneously with the completion of the FRG take-private transaction, one of our subsidiaries and VCM, an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes our subsidiary the aggregate principal amount of $200,506 and bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of August 21, 2023. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was $232,065 as of December 31, 2023. In light of the Company’s determination that the repayment of the Amended and Restated Note will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral provided by Mr. Kahn and his spouse being in Freedom VCM equity interests, the Company has determined that both VCM and Mr. Kahn are related parties as of December 31, 2023.
Torticity, LLC
On November 2, 2023, the Company loaned $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. Interest income was $165 during the year ended December 31, 2023. One of the Company's members of senior management is on the board of directors of Torticity. The loan receivable had a fair value of $6,791 as of December 31, 2023 and is included in the Company's loans receivable, at fair value in the consolidated balance sheets.
Kanaci Technologies, LLC
On November 21, 2023, the Company loaned $10,000 to Kanaci Technologies, LLC (“Kanaci”), of which $4,000 was drawn upon with $6,000 remaining, with interest payable of 15.0% per annum and a maturity date of June 30, 2026. Interest income was $51 during the year ended December 31, 2023. In June 2023, one of the Company's members of senior management was appointed to the board of directors of Kanaci. The loan receivable had a fair value of $3,904 as of December 31, 2023 and is included in the Company's loans receivable, at fair value in the consolidated balance sheets.
Other

On March 10, 2023, the Company sold a loan receivable including accrued interest in the amount of $7,600 to two related parties. BRC Partners Opportunity Fund, LP (“BRCPOF”) purchased $3,519 of the loan receivable including accrued interest and 272 Capital L.P. (“272LP”) purchased $4,081 of the loan receivable including accrued interest; both of the partnerships are private equity funds managed at the time of the transaction by one of the Company’s subsidiaries. Our executive officers and members of our board of directors have 58.2% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 24.9% in the BRCPOF as of December 31, 2023. Our executive officers and members of our board of directors have a 15.3% financial interest in the 272LP as of December 31, 2023.
On February 5, 2024, the Company sold its interest in 272LP and 272 Advisors, LLC for a promissory note of $2,000 plus additional revenue sharing up to $4,100, which is based on future management fees earned.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the years ended December 31, 2023, 2022, and 2021, the Company earned $3,278, $4,968, and $26,236, respectively, of fees related to these services.
NOTE 23 — BUSINESS SEGMENTS
The Company’s business is classified into six reportable operating segments: the Capital Markets segment, Wealth Management segment, Auction and Liquidation segment, Financial Consulting segment, Communications segment, and Consumer Products segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure, providing products and services primarily to customers that are end users within each segment and geographic region. During the fourth quarter of 2023, management reassessed the Company's previously reported Consumer segment due to organizational changes and financial information provided to the CODM. These changes resulted in Targus’ operations being reported on a stand alone basis in the Consumer Products segment and the operations related to brand licensing that was previously reported in the Consumer segment being reported in the All Other Category that is reported with Corporate and Other.
As a result of the changes discussed above in the Consumer segment, the Company has recast the financial data for the Consumer Products segment and reporting of the All Other Category for all periods presented. The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2023	2022	2021
Capital Markets segment:
Revenues - Services and fees	$249,036	$292,933	$555,585
Trading income (loss) and fair value adjustments on loans	37,070	(206,150)	212,922
Interest income - Loans and securities lending	284,896	240,813	122,723
Total revenues	571,002	327,596	891,230
Selling, general and administrative expenses	(224,993)	(171,006)	(345,455)
Interest expense - Securities lending and loan participations sold	(145,435)	(66,495)	(52,631)
Depreciation and amortization	(3,998)	(8,493)	(2,136)
Impairment of tradenames	(1,733)	—	—
Segment income	194,843	81,602	491,008
Wealth Management segment:
Revenues - Services and fees	193,487	230,735	374,361
Trading income and fair value adjustments	4,758	3,522	7,623
Total revenues	198,245	234,257	381,984
Selling, general and administrative expenses	(190,779)	(258,134)	(357,130)
Restructuring charge	(61)	(4,955)	—
Depreciation and amortization	(4,308)	(5,488)	(8,920)
Segment income (loss)	3,097	(34,320)	15,934
Auction and Liquidation segment:

	Year Ended December 31,
	2023	2022	2021
Revenues - Services and fees	29,062	12,581	20,169
Revenues - Sale of goods	74,203	56,928	53,348
Interest income - Loan	—	4,587	—
Total revenues	103,265	74,096	73,517
Direct cost of services	(24,729)	(23,920)	(30,719)
Cost of goods sold	(40,515)	(17,893)	(20,675)
Selling, general and administrative expenses	(16,650)	(19,683)	(14,069)
Segment income	21,371	12,600	8,054
Financial Consulting segment:
Revenues - Services and fees	133,705	98,508	94,312
Selling, general and administrative expenses	(102,930)	(81,891)	(77,062)
Depreciation and amortization	(355)	(305)	(356)
Segment income	30,420	16,312	16,894
Communications segment:
Revenues - Services and fees	330,952	228,129	88,490
Revenues - Sale of goods	6,737	7,526	4,857
Total revenues	337,689	235,655	93,347
Direct cost of services	(183,993)	(108,686)	(23,671)
Cost of goods sold	(7,848)	(8,592)	(6,278)
Selling, general and administrative expenses	(83,642)	(64,836)	(25,493)
Depreciation and amortization	(25,941)	(19,165)	(10,747)
Restructuring charge	(1,540)	(4,056)	—
Segment income	34,725	30,320	27,158
Consumer Products segment:
Revenues - Sale of goods	233,202	77,821	—
Cost of goods sold	(164,635)	(52,162)	—
Selling, general and administrative expenses	(67,229)	(15,303)	—
Depreciation and amortization	(9,918)	(2,168)	—
Impairment of goodwill and tradenames	(68,600)	—	—
Restructuring charge	(530)	—	—
Segment (loss) income	(77,710)	8,188	—
Consolidated operating income from reportable segments	206,746	114,702	559,048
All Other:
Revenues - Services and fees	66,128	32,737	20,308
Revenues - Sale of goods	364	—	—
Total revenues	66,492	32,737	20,308
Direct cost of services	(30,072)	(9,849)	—
Cost of goods sold	(353)	—	—
Corporate and other expenses	(98,160)	(68,142)	(64,828)
Interest income	3,875	2,735	229
Dividend income	47,776	35,874	19,732
Realized and unrealized (losses) gains on investments	(162,589)	(201,079)	166,131
Change in fair value of financial instruments and other	(4,748)	10,188	3,796
Gain on bargain purchase	15,903	—	—

	Year Ended December 31,
	2023	2022	2021
(Loss) income from equity method investments	(181)	3,570	2,801
Interest expense	(187,013)	(141,186)	(92,455)
(Loss) income before income taxes	(142,324)	(220,450)	614,762
Benefit from (provision for) income taxes	36,693	63,856	(163,960)
Net (loss) income	(105,631)	(156,594)	450,802
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(5,721)	3,235	5,748
Net (loss) income attributable to B. Riley Financial, Inc.	(99,910)	(159,829)	445,054
Preferred stock dividends	8,057	8,008	7,457
Net (loss) income available to common shareholders	$(107,967)	$(167,837)	$437,597
The following table presents revenues by geographical area:

	Year Ended December 31,
	2023	2022	2021
Revenues:
Revenues - Services and fees:
North America	$1,000,688	$888,679	$1,148,751
Europe	1,682	6,944	4,474
Total Revenues - Services and fees	1,002,370	895,623	1,153,225

Trading income (loss) and fair value adjustments on loans
North America	41,828	(202,628)	220,545

Revenues - Sale of goods
North America	127,033	51,899	12,130
Australia	11,878	4,903	—
Europe, Middle East, and Africa	139,063	75,413	46,075
Asia	26,790	7,970	—
Latin America	9,742	2,090	—
Total Revenues - Sale of Goods	314,506	142,275	58,205

Revenues - Interest income - Loans and securities lending:
North America	284,896	240,813	122,723
Europe	—	4,587	—
	284,896	245,400	122,723
Total Revenues:
North America	1,454,445	978,763	1,504,149
Australia	11,878	4,903	—
Europe, Middle East, and Africa	140,745	86,944	50,549
Asia	26,790	7,970	—
Latin America	9,742	2,090	—
Total Revenues	$1,643,600	$1,080,670	$1,554,698
The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	December 31, 2023	December 31, 2022
Long-lived Assets - Property and Equipment, net:
North America	$24,594	$26,276
Europe	396	577
Asia Pacific	133	162
Australia	83	126
Total	$25,206	$27,141
Segment assets are not reported to, or used by, the Company’s CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 24 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

B. Riley Financial, Inc.
(Parent Company Only)
Condensed Balance Sheets
(Dollars in thousands)

	December 31, 2023	December 31, 2022
Assets:
Assets:
Cash and cash equivalents	$1,147	$27,786
Investment in consolidated subsidiaries	2,002,325	2,198,902
Other assets	52,153	32,766
Total assets	$2,055,625	$2,259,454

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$77,558	$57,266
Dividends payable	18,929	33,923
Senior notes payable, net	1,668,021	1,721,751
Total liabilities	1,764,508	1,812,940
Total stockholders' equity	291,117	446,514
Total liabilities and stockholders' equity	$2,055,625	$2,259,454
See Notes to Condensed Financial Statements

B. Riley Financial, Inc.
(Parent Company Only)
Condensed Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Revenues	$17,066	$805	$10,697
Operating expenses:
Selling, general and administrative expenses	40,053	39,146	41,369
Interest expense - Securities lending and loan participations sold	—	—	323
Total operating expenses	40,053	39,146	41,692
Operating (loss) income	(22,987)	(38,341)	(30,995)
Other income (expense):
Interest and dividend income	201	272	4,591
Realized and unrealized (losses) gains on investments	—	—	129,351
Change in fair value of financial instruments and other	—	—	(6,514)
Loss from equity investments	—	—	(384)
Interest expense	(103,212)	(100,087)	(81,479)
(Loss) income before income taxes	(125,998)	(138,156)	14,570
Benefit from (provision for) income taxes	32,192	34,788	(4,237)
Income (loss) before income in equity investees	(93,806)	(103,368)	10,333
Equity in (loss) income of subsidiaries	(6,104)	(56,461)	434,721
Net (loss) income	(99,910)	(159,829)	445,054
Other comprehensive income (loss)	2,699	(4,720)	(257)
Comprehensive (loss) income	$(97,211)	$(164,549)	$444,797
See Notes to Condensed Financial Statements

B. Riley Financial, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(99,910)	$(159,829)	$445,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net loss of subsidiaries	6,104	56,461	(434,721)
Share-based compensation	16,241	21,743	13,419
Non-cash interest and other	5,228	4,631	3,041
Depreciation and amortization	606	646	686
Loss on extinguishment of debt	—	—	6,514
Change in operating assets and liabilities:
Other assets	7,994	32,006	348,837
Accounts payable, accrued expenses and other liabilities	22,562	1,721	11,685
Other liabilities	(2,268)	(42,411)	(27,561)
Net cash (used in) provided by operating activities	(43,443)	(85,032)	366,954
Cash flows from investing activities:
Contributions to subsidiaries	(392,984)	(342,031)	(1,349,077)
Distributions from subsidiaries	580,000	519,213	522,824
Net cash provided by (used in) investing activities	187,016	177,182	(826,253)
Cash flows from financing activities:
Proceeds from issuance of senior notes	185	51,601	1,249,083
Redemption of senior notes	(58,924)	—	(507,348)
Payment of debt issuance and offering costs	(714)	(1,041)	(15,768)
ESPP and payment of employment taxes on vesting of restricted stock	(7,591)	(10,286)	(9,620)
Common dividends paid	(141,099)	(119,454)	(347,134)
Preferred dividends paid	(8,057)	(8,008)	(7,458)
Repurchase of common stock	(69,479)	(6,516)	(2,656)
Proceeds from issuance of common stock	115,000	—	64,713
Proceeds from issuance of preferred stock	467	874	14,712
Net cash (used in) provided by financing activities	(170,212)	(92,830)	438,524
Decrease in cash, cash equivalents and restricted cash	(26,639)	(680)	(20,775)
Cash, cash equivalents and restricted cash, beginning of year	27,786	28,466	49,241
Cash, cash equivalents and restricted cash, end of year	$1,147	$27,786	$28,466
See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY)
NOTE 1 — BASIS OF PRESENTATION
The accompanying condensed financial statements for B. Riley Financial, Inc. (the “Parent Company”) summarize the results of operations and cash flows of the Parent Company for the years ended December 31, 2023, 2022, and 2021 and the financial position as of December 31, 2023 and 2022.
The condensed financial statements of the Parent Company have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Parent Company (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of the Parent Company's operating subsidiaries to pay dividends may be restricted due to the terms of the Nomura Credit Agreement.
In these statements, the Parent Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date the Parent Company began consolidating them. The Parent Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The Parent Company financial statements should be read in conjunction with the consolidated financial statements of B. Riley Financial and subsidiaries for the corresponding years.
NOTE 2 — TRANSACTIONS WITH SUBSIDIARIES
During the years ended December 31, 2023, 2022, and 2021, distributions from subsidiaries to the Parent Company were $580,000, $519,213, and $522,824, respectively, and contributions from the Parent Company to its subsidiaries were $392,984, $342,031, and $1,349,077, respectively. The Parent Company maintains most of its cash and cash equivalents at its wholly owned subsidiaries to maximize returns on investments. Distributions from subsidiaries to the Parent Company are primarily to fund periodic investments that are made at the Parent Company or to fund debt service and interest costs on on the senior notes, common stock and preferred stock dividends, and repurchases of common stock or other Parent Company securities. Contributions from the Parent Company to its subsidiaries are primarily made to fund acquisitions and investments that are made at the subsidiary level.