Form 10-K/A
period 2023-12-31
B. Riley Financial, Inc.
filed 2024-04-29
CIK 1464790

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

As of April 16, 2024, there were 30,142,863 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
Marcum LLP	Melville, NY	688

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K (the “Original Form 10-K”) for the fiscal year ended December 31, 2023 of B. Riley Financial, Inc. (the “Company”), as originally filed with the Securities and Exchange Commission (“SEC”) on April 24, 2024 (the “Original Filing Date”). We are filing this Amendment No. 1 to (i) include the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K and (ii) amend Item 15 of Part IV of the Original Form 10-K to update the exhibit list.

This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as otherwise required by the context, references in this Amendment No. 1 to “the Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our board of directors (the “Board”) are elected annually to a one year term to serve as directors until the next annual meeting of stockholders, or until their respective successors are duly elected and qualified or their earlier death, resignation, or removal. There are no familial relationships between any of our directors and any other director or any of our executive officers. No arrangement or understanding exists between any of our directors and any other person or persons pursuant to which any director was or is to be selected as our director. The following table provides the name, age, and position(s) of each of our directors as of March 31, 2024:

Name	Age	Committees
Bryant R. Riley	57	None.
Thomas J. Kelleher	56	None.
Robert L. Antin	74	Compensation Committee, Environmental, Social and Corporate Governance Committee
Tammy Brandt	49	None.
Robert D’Agostino	57	Audit Committee, Compensation Committee*
Renée E. LaBran	64	Audit Committee, Environmental, Social and Corporate Governance Committee
Randall E. Paulson	62	Audit Committee*
Michael J. Sheldon	64	Compensation Committee
Mimi K. Walters	61	Environmental, Social and Corporate Governance Committee*

*	Chairman of the respective committee.

Bryant R. Riley has served as our Chairman and Co-Chief Executive Officer since June 2014 and July 2018 respectively, and as a director since August 2009. He also previously served as our Chief Executive Officer from June 2014 to July 2018. In addition, Mr. Riley served as the Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 until its combination with FBR Capital Markets & Co., LLC in 2017 and as Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006. He also served as Chairman of B. Riley Principal Merger Corp. from April 2019 to February 2020, at which time it completed its business combination with Alta Equipment Group, Inc. (NYSE: ALTG); as Chairman of B. Riley Principal Merger Corp. II from May 2020 to November 2020 at which time it had completed it business combination with Eos Energy Enterprises Inc. (Nasdaq: EOSE); and as Chairman of B. Riley Principa1 150 Merger Corp. from June 2020 to July 2022, at which time it completed its business combination with FaZe Holdings, Inc. (Nasdaq: FAZE). He served as Chairman of B. Riley Principal 250 Merger Corp. from May 2021 until its dissolution in May 2023. Mr. Riley served as director of Select Interior Concepts, Inc. from November 2019 until October 2021. He also previously served on the board of Babcock & Wilcox Enterprises, Inc. (NYSE: BW) from April 2019 to September 2020; Sonim Technologies, Inc. (Nasdaq: SONM) from October 2017 to March 2019; and Freedom VCM Holdings, LLC (fka Franchise Group, Inc., a public company (Nasdaq: FRG), with the last day of trading of 8/21/23) from September 2018 through March 2020, rejoining in August of 2023. Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides the Board with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards is an important resource for the Board.

Thomas J. Kelleher has served as our Co-Chief Executive Officer since July 2018 and as a member of our board since October 2015. He also previously served as President from August 2014 to July 2018. Mr. Kelleher previously served as Chief Executive Officer of B. Riley & Co., LLC, a position he held from 2006 to 2014. From the firm’s founding in 1997 to 2006, Mr. Kelleher held several senior management positions with B. Riley & Co., LLC, including Chief Financial Officer and Chief Compliance Officer. Mr. Kelleher served on the board of directors of Special Diversified Opportunities Inc. from October 2015 to June 2017. He received his Bachelor of Science in Mechanical Engineering from Lehigh University. Mr. Kelleher’s experience and expertise in the investment banking industry provides the Board with valuable insight into the capital markets. Mr. Kelleher’s executive leadership experience is an important resource for the Board.

Robert L. Antin has served as a member of the Board since June 2017. Mr. Antin was a co-founder of VCA Inc., a national animal healthcare company that provides veterinary services, diagnostic testing and various medical technology products and related services to the veterinary market and was publicly traded (Nasdaq: WOOF) until the company was privately acquired in September 2017. Mr. Antin has served as a Chief Executive Officer and President at VCA Inc. since its inception in 1986. Mr. Antin also served as the Chairman of the Board of VCA, Inc. from inception through the September 2017 acquisition. Mr. Antin currently serves on the Board of Directors of Rexford Industrial Realty, Inc. (NYSE: REXR) since July 2013, and Passion Dental, a private company, since 2020. He previously served on the Board of Heska Corporation (Nasdaq: HSKA) from November 2020 to May 2023. From September 1983 to 1985, Mr. Antin was President, Chief Executive Officer, a director, and co-founder of AlternaCare Corp., a publicly held company that owned, operated and developed freestanding out-patient surgical centers. From July 1978 until September 1983, Mr. Antin was an officer of American Medical International, Inc., an owner and operator of health care facilities. Mr. Antin received his MBA with a certification in hospital and health administration from Cornell University. Mr. Antin’s executive leadership experience provides an important resource to the Board.

Tammy Brandt has served as a member of the Board since December 20, 2021. Since February 2023, Ms. Brandt has served as a senior member of the legal team at Creative Artists Agency (CAA), a leading global entertainment and sports agency. From March 2021 to January 2023, Ms. Brandt served as Chief Legal Officer; Head of Business and Legal Affairs at FaZe Clan Inc. (Nasdaq: FAZE), a leading gaming, lifestyle, and media platform. A champion of diversity and inclusion, Ms. Brandt devotes her time and voice to organizations that advance and empower students and underrepresented groups. She has served on the Lambda Legal West Coast Leadership Board since 2019. From 2018 to June 2022, Ms. Brandt served on the Board of Cayton Children’s Museum, including as chair of its Audit Committee and a member of its Nomination and Governance Committee. From May 2017 to May 2021, she served as Chief Legal Officer at Dreamscape Immersive, and previously served as Chief Corporate, Securities, M&A and Alliance Counsel at DXC Technology and its predecessor, Computer Sciences Corporation; and as General Counsel at ServiceMesh, Inc., an enterprise software company in the cloud management space. Ms. Brandt is a graduate of Notre Dame Law School, where she was Managing Editor of the Notre Dame Law Review, and graduated summa cum laude with a Bachelor of Science in economics and business administration from Bluffton University. Ms. Brandt’s business and legal experience provides an important resource to the Board.

Robert D’Agostino has served as a member of the Board since October 2015. Mr. D’Agostino has served as President of Q-mation, Inc. since 1999. Q-mation, Inc. is a leading supplier of software solutions targeted at increasing operational efficiencies and asset performance in manufacturing companies. Mr. D’Agostino joined Q-mation, Inc. in 1990 and held various sales, marketing, and operations management positions prior to his appointment as President. He previously served on the board of Alliance Semiconductor Corp. from July 2005 to February 2012. Mr. D’Agostino graduated from Lehigh University with a B.S. in Chemical Engineering. Mr. D’Agostino’s executive leadership experience provides an important resource to the Board.

Renée E. LaBran has served as a member of the Board since August 11, 2021. Ms. LaBran co-founded Rustic Canyon Partners, a technology venture capital fund launched in 2000, and has served from 2006 to 2021 as Partner with Rustic Canyon/Fontis Partners, an investment fund which is now completed, targeting growth investments and lower middle market buy-outs in media, consumer goods, and business and consumer services industries. During this time, she served as a board director and advisor to multiple portfolio companies while providing oversight of her investment firm’s finance and operations functions. Ms. LaBran currently serves on the board of Idealab, Inc. since March 2015 and Stravos Education, LLC since August 2022. Ms. LaBran previously served on the boards of Iconic Sports Acquisition Corp (NYSE:ICNC-UN) from October 2021 to October 2023; Sambazon, Inc. from 2009 to 2021; and TomboyX from 2018 to 2019. From March 2015 to December 2020, she served as a governor-appointed non-attorney public member on the Board of Trustees for the State Bar of California. Ms. LaBran is an Adjunct Professor at UCLA Anderson School of Management’s MBA program, earned an M.B.A. with distinction from Harvard Business School, and received an A.B. degree in Economics from UC Berkeley. Ms. LaBran’s board experience, business and financial acumen, and venture capital experience provide an important resource to the Board.

Randall E. Paulson has served as a member of the Board since June 18, 2020. Mr. Paulson currently serves on the Board of Directors of Testek Inc. and Dash Medical Holdings, LLC and previously served on the Boards of EAG, Inc. from 2008 to 2017, and L-com, Inc. from 2012 to 2016. Testek, EAG and L-com are portfolio companies of Odyssey Investment Partners, LLC where he served as a Managing Principal from 2005 to 2019. Prior to this, Mr. Paulson was Executive Vice President — Acquisitions and Strategic Development at National Financial Partners, a New York based consolidator of independent financial services distribution firms. From 1993 to 2000, Mr. Paulson was at Bear, Stearns & Co. Inc. where he was a Senior Managing Director in the Mergers and Acquisitions and Corporate Finance groups. Prior to Bear Stearns, Mr. Paulson was a member of GE Capital’s merchant banking group. A native of Minnesota, Mr. Paulson received a BSB in Accounting from the University of Minnesota and his MBA from the Kellogg Graduate School of Management at Northwestern University. Mr. Paulson’s financial services industry and accounting experience will provide an important resource to the Board.

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

Mimi K. Walters has served as a member of the Board since July 12, 2019. She served from 2015 to 2019 as the U.S. Representative for California’s 45th Congressional District. She has worked on key legislation, business and policy initiatives related to technology, energy, environmental and healthcare, including the opioid crisis and veterans’ medical services. As a member of House leadership, she served on the Energy and Commerce Committee, the Judiciary Committee and the Transportation and Infrastructure Committee. Ms. Walters represented California’s 37th State Senate District from 2008 to 2014, where she served on the Banking and Financial Institutions Committee and as Vice Chair for the Public Employment and Retirement Committee. From 2004 to 2008, she represented California’s 73rd Assembly District. Ms. Walters was a member of the Laguna Niguel City Council from 1996 to 2004, serving as Mayor in 2000, and chair of Laguna Niguel’s Investment and Banking Committee. Previously, Ms. Walters was an investment executive at Drexel Burnham Lambert and, subsequently, Kidder, Peabody & Co. from 1988 to 1995. Currently, Ms. Walters is the Chief Commercial Officer for Leading Edge Power Solutions, LLC since November 2019 and serves on the Board of Directors of Eos Energy Enterprises, Inc. (Nasdaq: EOSE) since November 2020. Ms. Walters earned a Bachelor of Arts in political science from the University of California, Los Angeles. Ms. Walters extensive political and financial experience provides an important resource to the Board.

Executive Officers

Executive officers are elected by our Board and serve at its discretion. There are no family relationships between any director or executive officer and any other directors or executive officers. Set forth below is information regarding our executive officers as of March 31, 2024.

Name	Position	Age
Bryant R. Riley	Chairman and Co-Chief Executive Officer	57
Thomas J. Kelleher	Co-Chief Executive Officer	56
Kenneth Young	President	60
Phillip J. Ahn	Chief Financial Officer and Chief Operating Officer	54
Andrew Moore	Chief Executive Officer of B. Riley Securities, Inc.	47
Alan N. Forman	Executive Vice President, General Counsel and Secretary	63
Howard Weitzman	Senior Vice President, Chief Accounting Officer	62

Bryant Riley and Thomas Kelleher’s biographical information is included above with those of the other members of our Board.

Kenneth Young has served as our President since July 2018, and previously served as a director of the Company from May 2015 to October 2016, during which he was chair of the Board’s Audit Committee and member of the Board’s Compensation and Corporate Governance committees. Mr. Young also has served as Chief Executive Officer of B. Riley Principal Investments, LLC since October 2016. He previously served as Chief Executive Officer of B. Riley Principal Merger Corp., from October 2018 to February 2020, at which time it completed its business combination with Alta Equipment Group, Inc. (NYSE: ALTG). Mr. Young previously served on the board of Charah Solutions, Inc. (NYSE:CHRA) from August 2021 to September 2022. Mr. Young serves as Chief Executive Officer of Babcock & Wilcox Enterprises, Inc. (NYSE:BW) since November 2018 and Chairman of the Board since September 2020.; he also has served as Chief Executive Officer since November 2018. Mr. Young has served as a member of the board of Sonim Technologies, Inc. (Nasdaq: SONM) from 2018 to February 2022. He also served on the board of bebe stores, inc. (OTC:BEBE) from January 2018 to April 2019, Standard Diversified (NYSE:SDI) from 2015 to 2017, Globalstar, Inc. (NYSE: GSAT) from November 2015 to December 2018, Orion Energy Systems, Inc. (Nasdaq: OESX), from August 2017 to May 2020, and Franchise Group, Inc. (Nasdaq: FRG) (fka Liberty Tax, Inc.), from 2018 to 2020. From August 2008 to March 2016, Mr. Young served as the President and Chief Executive Officer of Lightbridge Communications Corporation. Mr. Young holds a Master of Business Administration from the University of Southern Illinois and a Bachelor of Science in Computer Sciences from Graceland University.

Phillip J. Ahn has served as our Chief Financial Officer and Chief Operating Officer since April 2013 and previously served as our Senior Vice President, Strategy and Corporate Development from February 2010 to April 2013. Prior to joining B. Riley, Mr. Ahn served as Vice President of Stone Tower Equity Partners, a middle market private equity firm and its successor.  Mr. Ahn also served as Senior Investment Officer at the NY State Common Retirement Fund and held investment banking positions at both Salomon Smith Barney and CIBC World Markets. Mr. Ahn received his Bachelor of Arts in Economics from the University of Michigan and his MBA in Finance from Columbia University, graduating with Beta Gamma Sigma honors. Mr. Ahn is a CFA charterholder and member of the CFA Society New York.

Andrew Moore was appointed Chief Executive Officer of B. Riley Securities, Inc. on July 10, 2018, prior to which he served as President of B. Riley Securities, Inc. from 2016 to 2018. In 2006, Mr. Moore joined B. Riley & Co., LLC as an institutional sales professional, promoted to Director of Sales in 2011. In addition to his responsibilities as Chief Executive Officer, Mr. Moore has played a critical role structuring issuer financings, placing the related instruments into the firm’s proprietary institutional client base, and ensuring appropriate secondary market support. Previously, Mr. Moore held sales positions at Roth Capital Partners and Bear Stearns & Co. Mr. Moore received a Bachelor of Science in Business Administration from the University of Kansas and a Master of Business Administration in Finance from the University of Southern California, Marshall School of Business.

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

Corporate Governance

Environmental, Social and Governance (“ESG”)

The Company recognizes the increasing importance of environmental, social and governance initiatives with respect to all stakeholders. In 2021, the Company formed a management committee to assess our ESG and diversity efforts, to develop and execute our strategies, and to track our progress in this endeavor. We strive to expand our efforts in attracting talent from diverse cultural backgrounds to support the expansion of racial and gender diversity, equity, and inclusion within the industries in which we operate. We participate in targeted job fairs and events to seek out diverse talent recruits. We partner with a nonprofit foundation whose mission is to develop industry education programs that support developing diverse leaders as they prepare to embark upon their careers.

Meetings and Committees of the Board

Our Board is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board and the committees of the Board. Regular communications between our directors and management also occur apart from meetings of the Board and committees of the Board.

Meeting Attendance

Our Board normally meets quarterly but may hold additional meetings as required. During fiscal year 2023, the Board held four regularly scheduled meetings, and six additional meetings. Each of our directors attended at least 75% of the total number of Board meetings and committee meetings of the Board on which he/she served. We do not have a policy requiring that directors attend our annual meeting of stockholders. A majority of our directors attended our 2023 annual meeting of stockholders.

Committees of the Board of Directors

Our Board currently has three standing committees to facilitate and assist the Board in the execution of its responsibilities: the Audit Committee, the Compensation Committee, and the Environmental, Social and Corporate Governance Committee (the “ESG Committee”).

Audit Committee

Our Audit Committee is composed of Randall E. Paulson (Chairperson), Renée E. LaBran, and Robert D’Agostino. On February 15, 2023, upon recommendation from our ESG Committee, our Board of Directors appointed Mr. Paulson as Chairperson of the Committee, and Mr. D’Agostino as a member of the Committee. Our Board has affirmatively determined that each member of the Audit Committee during 2023 was, and each current member is, independent under Nasdaq Marketplace Rule 5605(a)(2), and meets all other qualifications under Nasdaq Marketplace Rule 5605(c) and the applicable rules of the SEC. Our Board has also affirmatively determined that Randall E. Paulson qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2023, the Audit Committee held four regularly scheduled meetings, and 11 additional meetings. The Audit Committee acts pursuant to a written charter, which is available for review on our website at http://ir.brileyfin.com/governance. The responsibilities of the Audit Committee include overseeing, reviewing, and evaluating our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is also responsible for the appointment, compensation, retention, and as necessary, the termination of our independent auditors.

Compensation Committee

Our Compensation Committee is composed of Robert D’Agostino (Chairperson), Robert L. Antin and Michael J. Sheldon. The Board has affirmatively determined that each member of the Compensation Committee during 2023 was, and each current member is, independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2) and the applicable rules of the SEC. During 2023, the Compensation Committee held four regularly scheduled meetings, and one additional meeting. The Board has adopted a charter for the Compensation Committee (the “Compensation Committee Charter”), which is available for review on our website at http://ir.brileyfin.com/governance. The Compensation Committee reviews and makes recommendations to the Board concerning the compensation and benefits of our executive officers, including the Co-Chief Executive Officers, and directors, oversees the administration of our stock incentive and employee benefits plans and reviews general policies relating to compensation and benefits.

ESG Committee

Our ESG Committee is composed of Mimi K. Walters (Chairperson), Robert L. Antin and Renée E. LaBran. The Board has affirmatively determined that each member of the ESG Committee during 2023 was, and each current member is, independent as such term is defined under Nasdaq Marketplace Rule 5605(a)(2). The ESG Committee evaluates and recommends to the Board nominees for each election of directors. During 2023, the ESG Committee held four regularly scheduled meetings. The Board has adopted a charter for the ESG Committee (the “ESG Committee Charter”), and a copy of that charter is available for review on our website at http://ir.brileyfin.com/governance. The responsibilities of the ESG Committee include making recommendations to the Board with respect to the nominations or elections of directors and providing oversight of our corporate governance policies and practices.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from our reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner, except for a late filing of one Form 4 filed by Howard Weitzman, our Chief Accounting Officer, on December 29, 2023 in connection with a gift of certain shares.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all our directors, officers, and employees. The Code of Business Conduct and Ethics is available for review on our website at http://ir.brileyfin.com/governance, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at B. Riley Financial, Inc., 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025, Attention: Investor Relations. Each of our directors, employees, and officers, including our Co-Chief Executive Officers, Chief Financial Officer, and Chief Accounting Officer, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, ESG Committee Charter and Code of Business Conduct and Ethics, are available, free of charge, on our website at https://ir.brileyfin.com/governance. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K/A. We will also provide copies of these documents, free of charge, to any stockholder upon written request to B. Riley Financial, Inc., 11100 Santa Monica Boulevard, Suite 800, Los Angeles, CA 90025, Attention: Investor Relations.

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the ESG Committee as potential nominees for director since such procedures were last described in our annual proxy statement filed with the SEC on April 18, 2023.

Board Leadership Structure

Pursuant to our Corporate Governance Guidelines and Bylaws, the Board may, but is not required to, select a Chairman of the Board on an annual basis. In addition, the positions of Chairman of the Board and Co-Chief Executive Officer may be filled by one individual or two different individuals. Bryant Riley, our Co-Chief Executive Officer, currently serves as Chairman of our Board.

The Board has determined that its current structure, with a combined Chairman and Co-Chief Executive Officer and independent directors as members of each Board committee, is in the best interests of our Company and our stockholders. The Board believes that combining the Chairman and Co-Chief Executive Officer positions is currently the most effective leadership structure for our Company given Mr. Riley’s in-depth knowledge of many of the businesses and industries in which we operate, his ability to formulate and implement strategic initiatives, and his extensive contact with and knowledge of certain of our customers. In addition, as a member of our Board of Directors since 2009, Co-Executive Chairman of B. Riley Securities, Inc., Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 and Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006, Mr. Riley provides important continuity in the operation of our business and its oversight by our Board. His knowledge and experience, as well as his role as our Co-Chief Executive Officer, position him to elevate the most critical business issues for consideration by our independent directors.

We believe that the independent nature of the Board committees, as well as the practice of our independent directors regularly meeting in executive session without members of the Board who are also members of management including Bryant Riley and Thomas Kelleher or other members of our management present, ensures that our Board maintains a level of independent oversight of management that we believe is appropriate for our Company. We do not have a lead independent director; however, pursuant to our Corporate Governance Guidelines, the non-management members of the Board may at any time decide to appoint a Presiding Director to provide leadership of executive sessions of the Board and consult with the Chairman with respect to matters to be brought before the Board, should it believe that such an appointment would be beneficial to the Company and its stockholders.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or has been an officer or employee of the Company. No member of our Compensation Committee or our Board is or has been in 2023 an executive officer of another entity at which one of our executive officers serves or has in 2023 served on either the board of directors or the Compensation Committee. For information about related person transactions involving members of our Compensation Committee, see “Certain Relationships and Related Transactions.”

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis provides information regarding our overall compensation philosophy and objectives and the elements of compensation paid to our named executive officers in 2023.

Our named executive officers for 2023, determined in accordance with SEC rules, are:

●	Bryant R. Riley, Chairman and Co-Chief Executive Officer

●	Thomas J. Kelleher, Co-Chief Executive Officer

●	Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer

●	Kenneth Young, President

●	Andrew Moore, Chief Executive Officer of B. Riley Securities, Inc.

●	Alan N. Forman, Executive Vice President, General Counsel and Secretary

Executive Summary

2023 Compensation Philosophy

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

Compensation Philosophy and Objectives

A substantial portion of each named executive officer’s total compensation is variable and delivered on a pay-for-performance basis. We believe this model provides a key incentive to motivate management to achieve our business objectives. The executive compensation program provides compensation opportunities contingent upon performance that we believe are competitive with practices of other similar financial services firms. We strongly believe that the components of our compensation programs align the interests of our named executive officers with our stockholders and promote long-term stockholder value creation.

We link rewards to both corporate and individual performance, emphasizing long-term results and alignment with our stockholders’ interests. We align compensation with business strategy and risk and provide a mix of performance and retentive-based compensation. Long-term equity compensation is an integral part of our compensation program with awards of equity subject to vesting requirements, including continued employment. Although we do not have formal equity ownership guidelines for our executive officers and other key leaders of our Company, we encourage our executives to maintain a meaningful ownership interest in our Company, in order to align their interests with those of our stockholders.

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

Principles

Our compensation program for our named executive officers is designed to attract, retain, and motivate executives and professionals of the highest quality and effectiveness while aligning their interests with the long-term interests of our stockholders. The following five “Principles of Compensation” summarize key categories that our Board, the Compensation Committee, and our management team believe are critical to recognize:

●	Company Performance — All compensation decisions are made within the context of overall Company performance. We evaluate Company performance primarily from a financial perspective, but also from a strategic perspective.

●	Alignment — We believe that the interests of our employees and stockholders should be aligned. Compensation directly reflects both the annual and longer-term performance of the business.

●	Risk Management — Compensation practices and decisions are designed to neither encourage nor reward excessive or inappropriate risk taking.

●	Employee Contribution — An individual’s compensation, evaluated within the context of overall Company results, is determined by the individual’s contribution to the business. We consider both financial and non-financial factors. In determining individual compensation, teamwork and unselfish behavior are recognized and appropriately rewarded.

●	Quality and Retention of Staff — Total compensation levels are calibrated to the market such that we remain competitive for attracting, motivating, and retaining the very best people in light of our business strategy. We seek to maximize the value of an executive’s compensation through both appropriate pay design and effective communication of pay programs. Compensation is structured to encourage long-term service and loyalty.

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

Role of Independent Compensation Consultant

In 2023, the Compensation Committee retained Mercer LLC, an independent consulting firm, to assist the Compensation Committee in fulfilling its duties in setting compensation for our Co-Chief Executive Officers and other named executive officers. Mercer was engaged by and is reporting solely to the Compensation Committee, and the Compensation Committee has the sole authority to approve the terms of the engagement. Mercer did not provide any services to the Company in Fiscal 2023 other than executive compensation consulting services provided to the Compensation Committee. Before engaging Mercer, the Compensation Committee determined that Mercer is independent, after taking into account the factors set forth in Rule 10C-1 of the Exchange Act and Nasdaq Marketplace Rule 5605(d)(3). Mercer identified a group of public peer companies to benchmark compensation for our Co-Chief Executive Officers and other named executive officers against peer company Chief Executive Officers and market survey data. Mercer’s analysis considered: (i) base salary; (ii) annual incentive compensation; (iii) total cash compensation; (iv) long-term incentive compensation; (v) and total direct compensation.

Peer Group

As part of its services, in 2023, Mercer compiled data regarding Chief Executive Officer and other named executive officer compensation from the following “peer” companies: BGC Group, Inc., Canaccord Genuity Inc., Cowen Inc., Greenhill & Co. Inc., Houlihan Lokey Inc., Lazard Ltd., Moelis & Company, Oppenheimer Holdings Inc., Perella Weinberg Partners, Piper Sandler Cos and PJT Partners Inc. This peer group includes companies primarily consisting of investment banks and asset managers with revenues and market capitalizations most comparable to ours. Though the Compensation Committee considered the level of compensation paid by the firms in the peer group as a reference point that provides a framework for its decisions regarding compensation for the Co-Chief Executive Officers and other named executive officers, in order to maintain competitiveness and flexibility, the Compensation Committee did not target compensation at a particular level relative to the peer group. Similarly, the Compensation Committee did not employ a formal benchmarking strategy or rely upon specific peer-derived targets. This peer group market data is an important factor considered by the Compensation Committee when setting compensation, but it is only one of multiple factors considered by the Compensation Committee, and the amount paid to each named executive officer may be more or less than the composite market median based on individual performance, the roles and responsibilities of the executive, experience level of the individual, internal equity and other factors that the Compensation Committee deems important.

Review of Stockholder Advisory Votes on Our Executive Compensation

Consistent with the preference of our stockholders, which was expressed at our 2019 annual meeting of stockholders held in Beverly Hills, CA, our stockholders currently have the opportunity to cast an advisory vote on our executive compensation once every three years. At our 2022 annual meeting of stockholders, our executive compensation received a favorable advisory vote from 91.24% of the votes cast on the proposal at the meeting (which excludes abstentions and broker non-votes). The Compensation Committee believes this approval affirmed stockholders’ support of our approach to executive compensation, and therefore the Compensation Committee did not significantly change our compensation policies, philosophy, structure, or levels in response to such advisory vote. The Compensation Committee will continue to consider the outcome of stockholder advisory votes on our executive compensation when making compensation decisions for our named executive officers and in respect of our compensation programs generally.

Elements of 2023 Compensation

This section describes the various elements of our compensation program for our named executive officers in 2023, summarized in the table below, and the Compensation Committee’s rationale for including the items in our compensation program. As detailed below, the primary elements of our compensation program during 2023 consisted of base salary, discretionary bonuses, or “at risk,” compensation opportunities, and long-term equity incentive compensation. We also provided benefit programs that apply to all employees. The elements of our executive compensation program are summarized as follows:

Element	Description	Function
Base Salary	Fixed cash compensation	Provides basic compensation at a level consistent with competitive practices; reflects role, responsibilities, skills, experience, and performance; encourages retention

Annual Incentive Plan	Annual discretionary bonuses awarded based on individual contribution and Company performance; payable in cash or stock at the discretion of the Compensation Committee	Motivates and rewards for achievement of annual Company financial and non-financial performance goals; rewards excellent performance relative to the duties, responsibilities, and functions of an individual executive officer

Long-Term Equity Incentives	Equity awards granted at the Compensation Committee’s discretion under the 2021 B. Riley Financial, Inc. Stock Incentive Plan (the “2021 Plan”)	Motivates and rewards for financial performance over a sustained period; strengthens mutuality of interests between executives and stockholders; increases retention; rewards creation of shareholder value

Base Salary

The purpose of base salary is to provide a set amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practices. Consistent with our performance-based compensation philosophy, the base salary for each named executive officer is targeted to account for less than half of total direct compensation.

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

Base salaries for Messrs. Riley, Kelleher, Ahn, Young, Moore and Forman remained unchanged in 2023.

B. Riley Financial, Inc. Annual Incentive Plan

The Compensation Committee believes performance-based cash compensation is important to focus B. Riley’s executives on, and reward B. Riley’s executives for, achieving key objectives. In furtherance of this, in July 2021, the Compensation Committee approved an annual incentive compensation discretionary bonus plan for our named executive officers, which remained in place for Fiscal 2023. The purpose of the B. Riley discretionary bonus plan is to increase stockholder value and the success of B. Riley by motivating key employees, including B. Riley’s named executive officers, to perform to the best of their abilities and to achieve B. Riley’s objectives. No specific target levels of performance are set by the Compensation Committee to determine the annual incentive compensation of our named executive officers. Instead, the Compensation Committee determines the amount of each named executive officer’s annual incentive compensation based on the Compensation Committee’s subjective assessment of the Company (and in some cases, of a particular business unit) and individual performance relative to the qualitative and quantitative performance indicators used by the Compensation Committee to evaluate performance.

Long-Term Equity Incentive Compensation

The Compensation Committee believes that a significant portion of our named executive officer compensation should be in the form of equity-based awards as a retention tool, and to align further the long-term interests of our named executive officers with those of our other stockholders. In furtherance of that objective, the Compensation Committee makes annual grants of long-term, equity-based incentive compensation awards to our named executive officers.

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

In February 2023, the Compensation Committee granted time-based restricted stock unit awards (“RSUs”) under the 2021 Plan to our named executive officers as a component of their annual compensation for the fiscal year ended December 31, 2023, as further described below in the “Executive Compensation-2023 Summary Compensation Table” and “2023 Grants of Plan-Based Awards.” The RSUs vest ratably over a three-year period beginning on March 15, 2024, subject to the named executive officer’s continued employment with our Company. The Compensation Committee believes that these awards appropriately align the interests of our named executive officers with those of our stockholders and retain, motivate, and reward such executives.

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

Change in Control and Post-Termination Severance Benefits

The employment agreements for each of our named executive officers provide them certain benefits if their employment is terminated under specified conditions. The Compensation Committee believes these benefits are important elements of each named executive officer’s comprehensive compensation package, primarily for their retention value and their alignment of the interests of our named executive officers with those of our stockholders. The details and amounts of these benefits are described in the Executive Compensation section under “Payment Due Upon Termination Without Cause, for Death or Disability, or Resignation for Good Reason.”

Anti-Hedging Policy

Our insider trading policy prohibits any covered person, including directors, executive officers, and certain other employees, as well as certain immediate family members and entities over which such person exercises control, from entering into the following prohibited transactions with respect to Company securities, unless advance approval is obtained from the Company’s chief compliance officer:

●	Short sales. Covered persons may not sell the Company’s securities short;

●	Options trading. Covered persons may not buy or sell puts or calls or other derivative securities on the Company’s securities;

●	Trading on margin or pledging. Covered persons may not hold Company securities in a margin account or pledge Company securities as collateral for a loan; and

●	Hedging. Covered persons may not enter into hedging or monetization transactions or similar arrangements with respect to Company securities.

The Company also requires all directors, executive officers, and certain other persons to refrain from trading without first pre-clearing all transactions in the Company’s securities.

Employment Agreements

Amended and Restated Employment Agreements

The Company is party to employment agreements with each of the named executive officers, which agreements were amended and restated on April 11, 2023.

The material terms of the amended and restated employment agreements for each such executive are as follows:

●	An initial term of two years with automatic one year renewals unless either party notified the other party of non-renewal at least 90 days prior to the end of the then-current term.

●	An annual base salary, subject to review and adjustment on an annual basis, in the amounts of: $700,000 per year for Mr. Riley and Mr. Kelleher, $450,000 per year for Mr. Ahn, $550,000 per year for Mr. Young, $550,000 per year for Mr. Moore and $450,000 per year for Mr. Forman.

●	Eligibility for annual performance bonuses based on individual performance and/or Company performance in an amount determined by the Company in its sole discretion, to be paid in cash less applicable withholdings no later than March 15th of the following calendar year subject to the executive’s continued employment through the payment date.

●	Eligibility for each fiscal year to receive an annual long-term incentive award under our equity incentive plan with a value determined by the Company in its sole discretion. Each such award will be subject to approval of the Compensation Committee and vest annually over a three-year period.

●	Notwithstanding the terms of any existing agreement or plan, all outstanding unvested stock options, restricted stock units, stock appreciation rights and other unvested equity linked awards granted to such individual during the term of such individual’s employment agreement shall become fully vested upon a Change of Control (as defined in the 2021 Plan) and exercisable for the remainder of their full term.

●	Participation in benefit plans for our executives, reimbursement for all reasonable and necessary out-of-pocket expenses incurred by such executive in the performance of such executive’s respective duties and vacation in accordance with our policies.

●	A requirement for each party to give twenty (20) days prior written notice to terminate such individual’s employment.

●	If such executive is terminated with Cause (as defined in the employment agreements) or resigns without Good Reason (as defined in the employment agreements), such individual receives such individual’s base salary and accrued unused leave through termination.

●	If such executive is terminated without Cause, for death or for Disability (as defined in the employment agreements) or resigns for Good Reason, such executive receives, subject to the execution of a general release, a severance payment payable in one lump sum within 60 days of termination in an amount equal to the four (4) times such individual’s base salary for Mr. Riley and Mr. Kelleher, and two (2) times such individual’s base salary for Messrs. Ahn, Young, Moore and Forman. In such circumstances, such individual shall also be eligible for reimbursement for the monthly COBRA premium paid by such executive for himself (and his dependents, if applicable), for a period ending upon the earliest of the twelve (12) month anniversary of such termination and the date on which such executive becomes eligible to receive substantially similar coverage from another employer.

●	Restrictive covenants, including non-competition and client non-solicitation covenants that apply while the executive is employed by the Company, an employee non-solicitation covenant that applies while the executive is employed by the Company and for one year thereafter and perpetual confidentiality and non-disparagement covenants.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this Amendment to our Annual Report on Form 10-K, with our management. Based on this review and discussion, the Compensation Committee has recommended to our board of directors that the Compensation Discussion and Analysis be included herein.

Respectfully submitted,

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Robert D’Agostino
Robert L. Antin
Michael J. Sheldon

Item 11. Executive Compensation.

The tables below reflect the compensation of our named executive officers for the fiscal year ended December 31, 2023. See “Compensation Discussion and Analysis” for an explanation of our compensation philosophy and program.

2023 Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during fiscal 2023, 2022 and 2021.(1)

Name and Principal Position	Year	Salary ($)	Bonus (2) ($)	Stock Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (4) ($)	Total ($)
Bryant R. Riley	2023	700,000	-	1,889,256	-	2,974,063	5,563,318
Chairman and Co-Chief	2022	700,000	-	2,118,490	-	548,758	3,367,249
Executive Officer	2021	639,616	5,600,000	13,413,655	-	353,167	20,006,437

Thomas J. Kelleher	2023	700,000	-	1,889,256	-	2,974,063	5,563,318
Co-Chief Executive Officer	2022	700,000	2,800,000	2,118,490	-	548,758	6,167,249
	2021	639,616	5,600,000	13,413,655	-	304,292	19,957,562

Phillip J. Ahn	2023	450,000	675,000	944,609	-	1,485,871	3,555,479
Chief Financial Officer and Chief	2022	450,000	675,000	1,109,676	-	264,968	2,499,643
Operating Officer	2021	419,808	1,350,000	7,096,615	-	164,961	9,031,383

Kenneth Young	2023	550,000	-	708,456	-	2,420,493	3,678,950
President	2022	550,000	750,000	1,109,676	-	1,168,749	3,578,425
	2021	550,000	2,200,000	6,464,615	-	1,523,536	10,738,151

Andrew Moore	2023	550,000	1,100,000	944,609	-	1,663,877	4,258,485
Chief Executive Officer,	2022	550,000	1,100,000	1,109,676	-	289,174	3,048,850
B. Riley Securities, Inc.	2021	519,808	2,200,000	7,468,215	-	181,686	10,369,709

Alan N. Forman	2023	450,000	675,000	283,398	-	611,714	2,020,112
Executive Vice President, General	2022	450,000	675,000	207,309	-	159,475	1,491,785
Counsel & Secretary	2021	404,712	1,350,000	1,958,136	-	121,167	3,834,014

(1)	The table above summarizes the total compensation earned by each of our named executive officers for the fiscal years ended December 31, 2023, 2022, and 2021. Neither Mr. Riley nor Mr. Kelleher, each of whom were directors during all or a portion of the fiscal years ended December 31, 2023, 2022, and 2021, received any compensation for his services as a director.

(2)	Bonus amounts in 2023, 2022, and 2021 were discretionary bonuses for named executive officers approved by the Compensation Committee.

(3)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of RSUs and performance-based restricted stock units (“PRSUs”) granted during the applicable fiscal year. The assumptions used in the calculations for these amounts are described in Note 19 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2023. For a discussion of the material terms of outstanding RSUs and PRSUs, see the table below entitled “Outstanding Equity Awards at 2023 Fiscal Year-End.”

(4)	The table below shows the components of the All Other Compensation column.

Name	Dividend Rights Paid Upon 2023 Vesting of RSUs (1) ($)	401k Plan Match (2) ($)	Other (3) ($)	Total ($)

Bryant R. Riley	2,969,113	4,950	-	2,974,063

Thomas J. Kelleher	2,969,113	4,950	-	2,974,063

Phillip J. Ahn	1,480,921	4,950	-	1,485,871

Kenneth Young	1,498,877	4,950	916,667	2,420,493

Andrew Moore	1,663,877	-	-	1,663,877

Alan N. Forman	606,764	4,950	-	611,714

(1)	Reflects accrued dividend rights paid upon (i) February 8, 2023 vesting of PRSUs originally granted on February 17, 2021, (ii) May 24, 2023 vesting of RSUs originally granted on May 21, 2020, and (iii) June 2, 2023 vesting of RSUs originally granted on May 28, 2021 and May 24, 2022, in each case in accordance with award agreements, as approved by the Compensation Committee.

(2)	Reflects the maximum 401(k) employer match for 2023 ($4,950), which was received by each of our NEOs who contributed to the 401(k) in 2023. Our executive officers are eligible for the same 401(k) match program as is available to all employees.

(3)	Reflects payments to Mr. Young pursuant to a services agreement between one of our wholly owned subsidiaries and Mr. Young for consulting services to Babcock & Wilcox Enterprises, Inc. in the capacity of Chief Executive Officer of Babcock & Wilcox Enterprises.

2023 Grants of Plan-Based Awards Table

The following table presents information concerning each grant made to our named executive officers in our fiscal year ended December 31, 2023, under any equity or non-equity incentive plan.

Name	Grant Date	All Other Stock Awards: Number of Units of Stock (1) (#)	Grant Date Fair Value (2) ($)
Bryant R. Riley	2/24/2023	49,225	1,889,256

Thomas J. Kelleher	2/24/2023	49,225	1,889,256

Phillip J. Ahn	2/24/2023	24,612	944,609

Kenneth Young	2/24/2023	18,459	708,456

Andrew Moore	2/24/2023	24,612	944,609

Alan N. Forman	2/24/2023	7,384	283,398

(1)	On February 24, 2023, we granted our NEOs RSU awards as a component of their annual compensation for the fiscal year ended December 31, 2023. The RSUs will vest one-third on March 15, 2024, one-third on March 15, 2025, and one-third on March 15, 2026, subject to continued employment with our Company through each vesting date. Each RSU represents the right to receive one share of our common stock. Additionally, each of the above award recipients has the right to receive promptly following each vesting date an amount equal to the product of (i) the number of RSUs vested on such vesting date, multiplied by (ii) the total dividends declared and paid per share of common stock since the date of award.

(2)	Represents the grant date fair value, which has been computed in accordance with FASB ASC Topic 718.

2023 Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning outstanding equity awards held by our named executive officers as of December 31, 2023.

Name	Number of Units of Stock That Have Not Vested (1) (#)	Market Value of Units of Stock That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Units of Stock That Have Not Vested (3) (#)	Equity Incentive Plan Awards: Market Value of Unearned Units of Stock That Have Not Vested (4) ($)
Bryant R. Riley (5)	91,260	1,915,547	150,000	3,148,500

Thomas J. Kelleher (6)	91,260	1,915,547	150,000	3,148,500

Phillip J. Ahn (7)	46,629	978,743	85,000	1,784,150

Kenneth Young (8)	40,476	849,591	65,000	1,364,350

Andrew Moore (9)	46,629	978,743	85,000	1,784,150

Alan N. Forman (10)	11,497	241,322	17,089	358,698

(1)	Represents awards of RSUs granted under the 2021 Plan.

(2)	The market value of awards of RSUs that have not yet vested is based on the number of unvested RSUs as of December 31, 2023, multiplied by the closing sale price of our common shares on December 29, 2023 ($20.99 per share), the final trading day of the year.

(3)	Represents awards of PRSUs granted on October 27, 2021 under the 2021 Plan, with vesting upon the earlier to occur of: (a) the Company achieving the Adjusted Stock Price Hurdle of $135, defined as the consecutive five trading day average closing price of one share of Company common stock, plus the aggregate amount of dividends paid with respect to such share of common stock assuming the dividends had been reinvested in common stock as of the ex-dividend date, within three years from the date of grant, provided that the PRSUs will not vest prior to February 28, 2024; or (b) immediately prior to a Change in Control (as defined in the 2021 Plan).

(4)	The market value of awards of PRSUs that have not yet vested is based on the number of unvested PRSUs as of December 31, 2023, multiplied by the closing sale price of our common shares on December 29, 2023 ($20.99 per share), the final trading day of the year.

(5)	Unvested RSUs and PRSUs held by Mr. Riley at December 31, 2023, vest as follows: Subject to continued employment with our Company, 16,409 RSUs will vest in full on March 15, 2024, 16,408 RSUs will vest in full on March 15, 2025 and 16,408 RSUs will vest in full on March 15, 2026. Additionally, 28,005 RSUs will vest in full on June 2, 2024 and 14,030 RSUs will vest in full on June 2, 2025. 150,000 PRSUs will vest in full by October 27, 2024 (but not earlier than February 28, 2024) if the Adjusted Stock Price Hurdle of $135 is achieved.

(6)	Unvested RSUs and PRSUs held by Mr. Kelleher at December 31, 2023, vest as follows: Subject to continued employment with our Company, 16,409 RSUs will vest in full on March 15, 2024, 16,408 RSUs will vest in full on March 15, 2025 and 16,408 RSUs will vest in full on March 15, 2026. Additionally, 28,005 RSUs will vest in full on June 2, 2024 and 14,030 RSUs will vest in full on June 2, 2025. 150,000 PRSUs will vest in full by October 27, 2024 (but not earlier than February 28, 2024) if the Adjusted Stock Price Hurdle of $135 is achieved.

(7)	Unvested RSUs and PRSUs held by Mr. Ahn at December 31, 2023, vest as follows: Subject to continued employment with our Company, 8,204 RSUs will vest in full on March 15, 2024, 8,204 RSUs will vest in full on March 15, 2025 and 8,204 RSUs will vest in full on March 15, 2026. Additionally, 14,668 RSUs will vest in full on June 2, 2024 and 7,349 RSUs will vest in full on June 2, 2025. 85,000 PRSUs will vest in full by October 27, 2024 (but not earlier than February 28, 2024) if the Adjusted Stock Price Hurdle of $135 is achieved.

(8)	Unvested RSUs and PRSUs held by Mr. Young at December 31, 2023 vest as follows: Subject to continued employment with our Company, 6,153 RSUs will vest in full on March 15, 2024, 6,153 RSUs will vest in full on March 15, 2025 and 6,153 RSUs will vest in full on March 15, 2026. Additionally, 14,668 RSUs will vest in full on June 2, 2024 and 7,349 RSUs will vest in full on June 2, 2025. 65,000 PRSUs will vest in full by October 27, 2024 (but not earlier than February 28, 2024) if the Adjusted Stock Price Hurdle of $135 is achieved.

(9)	Unvested RSUs and PRSUs held by Mr. Moore at December 31, 2023 vest as follows: Subject to continued employment with our Company, 8,204 RSUs will vest in full on March 15, 2024, 8,204 RSUs will vest in full on March 15, 2025 and 8,204 RSUs will vest in full on March 15, 2026. Additionally, 14,668 RSUs will vest in full on June 2, 2024 and 7,349 RSUs will vest in full on June 2, 2025. 85,000 PRSUs will vest in full by October 27, 2024 (but not earlier than February 28, 2024) if the Adjusted Stock Price Hurdle of $135 is achieved.

(10)	Unvested RSUs and PRSUs held by Mr. Forman at December 31, 2023 vest as follows: Subject to continued employment with our Company, 2,462 RSUs will vest in full on March 15, 2024, 2,461 RSUs will vest in full on March 15, 2025 and 2,461 RSUs will vest in full on March 15, 2026. Additionally, 2,740 RSUs will vest in full on June 2, 2024 and 1,373 RSUs will vest in full on June 2, 2025. 17,089 PRSUs will vest in full by October 27, 2024 (but not earlier than February 28, 2024) if the Adjusted Stock Price Hurdle of $135 is achieved.

2023 Stock Vested

The following table provides information on the value realized by each of our named executive officers as a result of the vesting of PRSUs and RSUs during the fiscal year ended December 31, 2023.

Name	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting ($)

Bryant R. Riley	191,917	7,472,567

Thomas J. Kelleher	191,917	7,472,567

Phillip J. Ahn	96,166	3,743,658

Kenneth Young	97,088	3,777,615

Andrew Moore	107,088	4,173,615

Alan N. Forman	37,358	1,457,896

(1)	PRSUs of Messrs. Riley, Kelleher, Ahn, Young, Moore and Forman vested on February 8, 2023 as follows: 150,000, 150,000, 75,000, 75,000, 85,000, and 30,000, respectively. The closing price of our common stock on that date was $39.60 in accordance with the B. Riley Financial, Inc. Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”) definition of Fair Market Value (FMV). RSUs of Messrs. Riley, Kelleher, Ahn, Young, Moore and Forman vested on May 24, 2023 as follows: 13,827, 13,827, 6,452, 7,374, 7,374, and 4,609, respectively. The closing price of our common stock on that date was $36.83 in accordance with the 2009 Plan definition of Fair Market Value (FMV). RSUs of Messrs. Riley, Kelleher, Ahn, Young, Moore and Forman vested on June 2, 2023 as follows: 28,090, 28,090, 14,714, 14,714, 14,714, and 2,749, respectively. The closing price of our common stock on the prior trading date was $36.43, in accordance with the 2021 Plan definition of Fair Market Value (FMV).

Potential Payments Upon Termination or Change in Control

Each of our named executive officers is party to an employment agreement with the Company, the material terms of which are discussed above under “Compensation Discussion and Analysis—Employment Agreements.” Each of the employment agreements provides for a severance payment equal to four (4) times such individual’s base salary for Mr. Riley and Mr. Kelleher, and two (2) times such individual’s base salary for Messrs. Ahn, Young, Moore and Forman. The employment agreements also provide for reimbursement of a portion of the executive’s COBRA premiums for up to twelve months following a qualifying termination. Qualifying terminations include (i) termination without Cause by the Company, (ii) termination due to death or disability and (iii) resignation for Good Reason, as such terms are defined therein. In addition, the employment agreements provide that all outstanding and unvested equity-based awards, including PRSUs, become fully vested upon a change of control.

The tables below provide information about the payments and other benefits to which each of our named executive officers would be entitled upon a certain terminations of employment or in the event of a change in control. The tables below show, for each named executive officer, our estimates of potential cash payments and other benefits that would have been paid to the NEO assuming that (i) a qualifying termination or change in control was effected as of December 31, 2023, and (ii) the market value of RSUs and PRSUs that were unvested as of December 29, 2023 was $20.99 per share, which was the closing price of Company common stock on December 29, 2023, the final trading day of the year. The tables below also assume that all salary amounts earned by each NEO through the date of termination or change in control had already been paid. As a result, all amounts in these tables are only estimates, and the actual amounts that would be paid can only be determined at the time of the event triggering the payments.

Payments Due Upon Termination Without Cause, for Death or Disability, or Resignation for Good Reason

	Cash Payment (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Benefits (4)	Total
Name	($)	($)	($)	($)	($)	($)
Bryant R. Riley	2,800,000	1,915,547	-	560,902	35,592	5,312,042
Thomas J. Kelleher	2,800,000	1,915,547	-	560,902	35,592	5,312,042
Phillip J. Ahn	900,000	978,743	-	289,102	21,859	2,189,704
Kenneth Young	1,100,000	849,591	-	264,490	35,592	2,249,673
Andrew Moore	1,100,000	978,743	-	289,102	31,490	2,399,335
Alan N. Forman	900,000	241,322	-	65,150	-	1,206,472

(1)	In the event of involuntary termination without Cause, for death or disability, or resignation for Good Reason, in accordance with their employment agreements, Messrs. Riley and Kelleher shall each receive a severance payment equal to 4x his base salary, and Messrs. Ahn, Young, Moore and Forman shall each receive a severance payment equal to 2x his base salary.

(2)	Upon termination without Cause or for death or disability or resignation for Good Reason, in accordance with award agreements, unvested time-based RSUs shall vest. The market value is based on the number of RSUs that would vest multiplied by $20.99, which was the closing price of our common stock on December 29, 2023, the final trading day of the year. PRSUs would be forfeited in the event of any type of termination and, therefore, no amount attributable to outstanding PRSUs is included in this column.

(3)	Upon vesting of RSUs, accrued dividend rights, equivalent to dividends declared and paid per share of common stock from June 1, 2021 through December 31, 2023, are paid for RSUs awarded in 2021, 2022 and 2023 in accordance with award agreements.

(4)	According to the terms of their employment agreements, executives shall be reimbursed the difference between the cost of health insurance coverage under COBRA and premiums paid by similarly situated employees for 12 months, or until the executive becomes eligible to receive substantially similar coverage from another employer.

Payments Due Upon Termination With Cause or Resignation Without Good Reason (1)

	Cash Payment	Stock Awards	Non-Equity Incentive Plan Compensation (1)	All Other Compensation	Benefits	Total
Name	($)	($)	($)	($)	($)	($)
Bryant R. Riley	-	-	-	-	-	-
Thomas J. Kelleher	-	-	-	-	-	-
Phillip J. Ahn	-	-	-	-	-	-
Kenneth Young	-	-	-	-	-	-
Andrew Moore	-	-	-	-	-	-
Alan N. Forman	-	-	-	-	-	-

(1)	In the event an executive is terminated by the Company with Cause or resigns without Good Reason, the executive shall only be paid his base salary through the effective of termination.

Payments Due Upon Change in Control

	Cash Payment	Stock Awards (1)	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Benefits	Total
Name	($)	($)	($)	($)	($)	($)
Bryant R. Riley	-	5,064,047	-	2,360,902	-	7,424,949
Thomas J. Kelleher	-	5,064,047	-	2,360,902	-	7,424,949
Phillip J. Ahn	-	2,762,893	-	1,309,102	-	4,071,995
Kenneth Young	-	2,213,941	-	1,044,490	-	3,258,431
Andrew Moore	-	2,762,893	-	1,309,102	-	4,071,995
Alan N. Forman	-	600,020	-	270,218	-	870,238

(1)	In accordance with executive employment agreements and RSU and PRSU award agreements, unvested RSUs and PRSUs will vest upon Change in Control. The market value is based on the number of RSUs and PRSUs that would vest multiplied by $20.99, which was the closing price of our common stock on December 29, 2023, the last trading day of the year.

(2)	Upon vesting of RSUs and PRSUs upon a Change in Control, accrued dividend rights, equivalent to dividends declared and paid per share of common stock from June 1, 2021 through December 31, 2023, are paid for RSUs and PRSUs awarded in 2021, 2022 and 2023 in accordance with award agreements.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing disclosure regarding the ratio of annual total compensation of Mr. Riley and Mr. Kelleher, our Co-CEOs, to that of our median employee. Our median employee earned $94,627 in total compensation for 2023. Based upon the total 2023 compensation reported for each of Mr. Riley and Mr. Kelleher of $5,563,318, as reported under each CEO’s “Total” in the Summary Compensation Table, our ratio of Co-CEO pay to median employee pay was 59:1. Our median employee is employed in our B. Riley Corporate Services subsidiary.

Calculation Methodology

To identify our median employee, we identified our total employee population worldwide as of December 29, 2023, excluding our Co-CEOs, in accordance with SEC rules. On December 29, 2023, 82% of our employee population was located in the U.S., with 18% in non-U.S. locations.

We collected full-year 2023 actual gross earnings data for the December 29, 2023 employee population, including cash-based compensation and equity-based compensation that was realized in 2023, relying on our internal payroll records. Compensation was annualized on a straight-line basis for non-temporary new hire employees who did not work with our Company for the full calendar year.

Once we determined the median employee, we calculated total compensation for the median employee in the same manner in which we determine the compensation shown for our named executive officers in the Summary Compensation Table, in accordance with SEC rules.

Equity Compensation Plan Information

The B. Riley Financial, Inc. 2009 Plan, the 2021 Plan, and the 2018 Employee Stock Purchase Plan (the “ESPP”).

On May 27, 2021, the 2009 Plan was replaced by the 2021 Plan. Information about the 2009 Plan, the 2021 Plan and the ESPP at December 31, 2023 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders:	2,141,329	(1)	—	1,828,799	(3)
	—		—	—
Total	2,141,329		—	1,828,799

(1)	Includes unvested RSU and PRSU awards granted under the 2009 Plan and the 2021 Plan.

(2)	RSU and PRSU awards listed in column (a) have no associated exercise price.

(3)	Includes 1,591,850 shares remaining available for future issuance under the 2021 Plan and 236,949 shares remaining available for issuance under our ESPP.

For more information on our equity compensation plans, see Notes 19 and 20 to the Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

Since June 30, 2020, each of our non-employee directors has received annual fees of $75,000 in cash, payable in quarterly instalments, and $75,000 in equity in the form of restricted stock units granted under the 2021 Plan. Such restricted stock units are subject to vesting and will vest on the earlier of the date of our next annual meeting or May 23, 2024, subject to continued service on the Board through such vesting date. In addition, each of our non-employee directors shall have the right to receive promptly following the vesting date an amount equal to the product of (i) the number of RSUs vested on such date, multiplied by (ii) the total dividends declared and paid per share of common stock since the date of award. Such vesting is subject to full acceleration in the event of certain change in control transactions for us.

In addition to the foregoing, the chairpersons of the Audit Committee, the Compensation Committee and the ESG Committee receive annual fees of $15,000, $10,000 and $5,000, respectively, and each of our non-employee directors that is a member of the Audit Committee, Compensation Committee and ESG Committee receives annual fees of $5,000, $2,500 and $2,500, respectively.

From time to time, our non-employee directors may receive additional compensation through equity compensation or otherwise at the discretion of the disinterested directors of the Board for extraordinary service relating to their capacity as members of the Board.

2023 Director Compensation Table

The following table summarizes the total compensation that members of the Board (other than directors who are named executive officers) earned during the fiscal year ended December 31, 2023 for services rendered as members of the Board.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Robert L. Antin	60,000	75,000	5,960	140,960
Tammy Brandt	56,250	75,000	5,960	137,210
Robert D’Agostino	66,861	75,000	5,960	147,821
Renée E. LaBran	61,875	75,000	5,960	142,835
Randall E. Paulson	66,196	75,000	5,960	147,156
Michael J. Sheldon	58,125	75,000	5,960	139,085
Mimi K. Walters	60,000	75,000	5,960	140,960

(1)	Bryant R. Riley, a member of the Board, our Chairman and Co-Chief Executive Officer, and Thomas J. Kelleher, a member of the Board and our Co-Chief Executive Officer, are not included in this table because as employees Messrs. Riley and Kelleher received no additional compensation for services as directors for 2023. The compensation received by Messrs. Riley and Kelleher as our employees is shown in the summary compensation table provided above in “Executive Compensation-Summary Compensation Table.”

(2)	The amounts in the Stock Awards column reflect the aggregate grant date fair value of restricted stock units granted to the applicable director in 2023 calculated in accordance with FASB ASC 718. On May 23, 2023, we granted 1,997 restricted stock units to Robert Antin, Tammy Brandt, Robert D’Agostino, Renée E. LaBran, Randall Paulson, Michael Sheldon, and Mimi Walters for such directors’ annual stock grant of $75,000 as a non-employee director. The grant date fair value of the restricted stock units was $37.55 per share. All awards will vest on the earlier of May 23, 2024 or our 2024 annual meeting, subject to continued service on the Board through such vesting date. In addition, each of our non-employee directors shall have the right to receive promptly following the vesting date an amount equal to the product of (i) the number of RSUs that vested on such date, multiplied by (ii) the total dividends declared and paid per share of common stock since the date of grant. Vesting for all such awards is subject to full acceleration in the event of certain change in control transactions with respect to us and is contingent upon continued service of the applicable director on the Board through the applicable vesting date. As of December 31, 2023, restricted stock units granted to D’Agostino, Antin, Brandt, LaBran, Paulson, Sheldon, and Walters in the amount of 1,997 each, remain outstanding.

(3)	Reflects accrued dividend rights paid upon May 24, 2023 vesting of RSUs originally granted on May 24, 2022, in accordance with award agreements, as approved by the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of April 16, 2024, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock; (ii) each named executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.

	Shares Beneficially Owned(2)
Name or Group of Beneficial Owners(1)	Number	Percent
Directors and Named Executive Officers:
Bryant R. Riley(3)	6,919,557	23.0%
Thomas J. Kelleher(4)	984,663	3.3%
Phillip J. Ahn	253,312	*
Kenneth Young	242,232	*
Andrew Moore(5)	291,619	1.0%
Alan N. Forman	124,271	*
Robert L. Antin(6)	502,995	1.7%
Tammy Brandt	6,195	*
Robert D’Agostino	160,570	*
Renée E. LaBran	6,734	*
Randall E. Paulson	318,979	1.1%
Michael J. Sheldon	56,677	*
Mimi K. Walters	10,262	*

Executive officers and directors as a group (14 persons):	9,927,306	32.9%
5% Stockholders:
BlackRock, Inc.(7)	2,875,473	9.5%
Daniel Asher and associated persons(8)	2,561,600	8.5%
Neil S. Subin as President and Manager of MILFAM LLC and associated persons(9)	1,819,030	6.0%

*	Represents less than 1%.

(1)	Unless otherwise indicated, the business address of each holder is c/o B. Riley Financial, Inc., 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025.

(2)	Applicable percentage ownership is based on 30,142,863 shares of our common stock outstanding as of April 16, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and is based on voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or other contractual rights currently exercisable, or exercisable within 60 days after April 16, 2024, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Represents 6,726,248 of our common shares beneficially owned by Mr. Riley directly or jointly with his wife; 70,151 of our common shares beneficially owned by Mr. Riley in custodial accounts for his children; and 123,158 of our common shares held of record by the B. Riley and Co., LLC 401(k) Profit Sharing Plan FBO Bryant Riley, which we refer to as the Riley profit sharing plan. Shares held by the Robert Antin Children Irrevocable Trust Dtd 1/1/01, for which Mr. Riley acted as trustee, were transferred to a separate Bob Antin estate planning vehicle prior to the date of this table. Mr. Riley had no pecuniary interest in the shares. Mr. Riley pledged as collateral 4,389,553 shares in favor of Axos Bank, as approved by our Board of Directors on February 27, 2019, and pursuant to the terms of a Credit Agreement and Pledge Agreement each dated as of March 19, 2019. The business address of each of Mr. Riley and the Riley profit-sharing plan is 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025.

(4)	Represents 32,442 of our common shares beneficially owned by Mr. Kelleher, 902,288 of our common shares held of record by Mr. Kelleher and M. Meighan Kelleher as trustees for the Kelleher Family Trust, 34,118 of our common shares held by Mr. Kelleher’s self-directed IRA, Thomas John Kelleher IRA, 5,600 of our common shares held with dispositive power for Mary Meighan Kelleher IRA, 3,405 of our common shares held with dispositive power for Lyndsey Kelleher, 3,405 of our common shares held with dispositive power for Kaitlin Kelleher and 3,405 of our common shares held with dispositive power for Mackenna Kelleher.

(5)	Mr. Moore pledged 88,043 of his total shares as collateral for a margin loan account.

(6)	Represents 80,495 of our common shares beneficially owned by Mr. Antin, 200,000 shares held of record by Robert L. Antin and Patti Antin as Trustees for the Robert and Patti Antin Living Trust, 207,500 shares held in an estate planning vehicle and over which Mr. Antin has voting and dispositive power, and 15,000 shares held of record by The Bob and Patti Antin Family Foundation over which Mr. Antin has voting and dispositive power.

(7)	A Schedule 13F form filed with the SEC on February 13, 2024, indicates that, as of December 31, 2023, BlackRock, Inc. had sole voting power over 2,851,761 of our common shares, and sole dispositive power over 2,875,473 of our common shares. The business address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.

(8)	An amended Schedule 13D filed with the SEC on January 29, 2024 indicates that, as of December 31, 2023, Daniel Asher had (i) sole voting and dispositive power over 1,005,800 of our common shares, and (ii) with DJ Fund Investments, LLC and associated persons, shared voting and dispositive power over 1,555,800 of our common shares. The business address of Daniel Asher and associates is: c/o Equitec Group LLC, 111 W. Jackson Blvd., Suite 2000, Chicago, IL 60604.

(9)	A Schedule DEF 14 filed with the SEC on March 27, 2023, indicates that, as of March 27, 2023, Neil S. Subin, who has succeeded to the position of President and Manager of MILFAM LLC, which serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller, III. Mr. Subin also serves as trustee of a number of Miller family trusts had (i) sole voting and dispositive power with respect to 1,819,030 of our common shares as (A) manager of a limited liability company that is the adviser to certain trusts, (B) manager of a limited liability company that is the general partner of a certain limited partnership, (C) manager of a limited liability company, and (D) an individual, and (ii) shared voting and dispositive power with respect to 202,649 of our common shares as (A) an advisor to the trustee of a certain trust, and (B) with respect to shares owned by Mr. Miller’s wife. The business address of Neil S. Subin is 2336 S.E. Ocean Boulevard, #400, Stuart FL 34996.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than as described below, since the beginning of fiscal year 2023, there were no transactions with respect to which we were a participant or currently proposed transactions with respect to which we are to be a participant in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

John Ahn

The Company is party to an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by John Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer, and Chief Operating Officer. Pursuant to this agreement, Whitehawk provides investment advisory services for GACP I, L.P. and GACP II, L.P., limited partnership vehicles which are subsidiaries of the Company. During the year ended December 31, 2023, management fees paid for investment advisory services by Whitehawk were $1,142,000. On February 1, 2024, one of the Company’s loans receivable with a principal amount of $4,521,000 was sold to a fund managed by Whitehawk for $4,584,000.

Charlie Riley

Charlie Riley is the son of Bryant Riley, the Company’s Chairman and Co-Chief Executive Officer, and is employed by the Company’s subsidiary, B. Riley Principal Investments, LLC as an associate. For 2023, the Company paid Charlie Riley total compensation of $217,785, consisting of salary, bonus, and an award of restricted stock units of 738 of our common shares, with a grant date fair value of $28,324, calculated in accordance with FASB ASC 718, that vests ratably over three years beginning on March 15, 2024, subject to continued employment.

Babcock & Wilcox

One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2028. Under this agreement, fees for services provided are $750,000 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company. In March 2022, a $1,000,000 performance fee was approved in accordance with the Executive Consulting Agreement.

On January 18, 2024, the Company, entered into a guaranty (the “Axos Guaranty”) in favor of (i) Axos Bank, in its capacity as administrative agent (the “Administrative Agent”) for the secured parties under that certain credit agreement, dated as of January 18, 2024, among Babcock & Wilcox Enterprises, Inc. (“B&W”), the guarantors party thereto, the lenders party thereto and the Administrative Agent (the “B&W Axos Credit Agreement”), and (ii) the secured parties. Subject to the terms and conditions of the Axos Guaranty, the Company has guaranteed certain obligations of B&W (subject to certain limitations) under the B&W Axos Credit Agreement, including the obligation to repay outstanding loans and letters of credit and to pay earned interest, fees costs and expenses of enforcing the Axos Guaranty, provided however, that the Company’s obligations with respect to the principal amount of credit extensions and unreimbursed letter of credit obligations under the B&W Axos Credit Agreement shall not at any time exceed $150,000,000 in the aggregate, which is the maximum potential amount of future payments under the guaranty. In consideration for the agreements and commitments under the Axos Guaranty and pursuant to a separate fee and reimbursement agreement, B&W has agreed to pay the Company a fee equal to 2.00% of the aggregate revolving commitments (as defined in the B&W Axos Credit Agreement) under the B&W Axos Credit Agreement, payable quarterly and, at B&W’s election, in cash in full or 50% in cash and 50% in the form of penny warrants.

During the year ended December 31, 2023, and year-to-date 2024, the Company earned zero and $1,500,000 respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.

The Arena Group Holdings, Inc. (fka the Maven, Inc.)

The Company had loans receivable due from The Arena Group Holdings, Inc. (fka the Maven, Inc.) (“Arena”) included in loans receivable, at fair value of $98,729,000 as of December 31, 2022 (the “Arena Loan”). On August 31, 2023, the Arena Loan was amended for an additional $6,000,000 loan receivable with interest payable at 10.0% per annum and a maturity date of December 31, 2026. Mr. Riley and his affiliates collectively held more than 5% of the outstanding shares of Arena during the year ended December 31, 2023. On December 1, 2023, the Company and Mr. Riley sold their equity and debt interests in Arena and, following the completion of these transactions, Arena is no longer a related party. Interest income on the loan receivable was $10,882,000 during the year ended December 31, 2023.

Randall E. Paulson

We own a minority equity interest (purchased on March 2, 2021 for $2,400,000) in Dash Medical Holdings, LLC (“Dash”). Mr. Paulson is a member of the board of directors of Dash and is a Co-Managing member with his partner.

Robert D’Agostino

In September 2023, Q-Mation, Inc. (“Q-Mation”) engaged B. Riley Securities, Inc. to act as exclusive financial advisor in connection with a possible sale or recapitalization transaction. Mr. D’Agostino serves as president of Q-Mation, Inc. If a transaction is consummated, B. Riley Securities, Inc. will be entitled to a success fee based on a percentage of the aggregate transaction value, subject to a minimum success fee of $1,750,000.

Procedures for Approval of Related Party Transactions

Under its charter, the Audit Committee is charged with reviewing all potential related party transactions. Our policy has been that the Audit Committee, which is comprised solely of independent directors, reviews and then recommends such related party transactions to the entire Board for further review and approval. All such related party transactions are then required to be reported under applicable SEC rules. Pursuant to our Code of Business Conduct and Ethics, our Audit Committee must review and approve in advance all material related party transactions or business or professional relationships. The Code of Business Conduct and Ethics also requires that any dealings with a related party must be conducted in such a way as to avoid preferential treatment and assure that the terms obtained by the Company are no less favorable than could be obtained from unrelated parties on an arm’s-length basis. Aside from this policy and our Code of Business Conduct and Ethics, we have not adopted additional procedures for review of, or standards for approval of, related party transactions, but instead review such transactions on a case-by-case basis.

Director Independence

Our Board has unanimously determined that seven of our directors – Robert Antin, Tammy Brandt, Robert D’Agostino, Renée E. LaBran, Randall Paulson, Michael Sheldon, and Mimi Walters, a majority of the Board – are “independent” directors as that term is defined by Nasdaq Marketplace Rule 5605(a)(2). In addition, based upon such standards, the Board determined that Bryant Riley and Thomas Kelleher are not “independent” because of their service as employees of the Company.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for services provided to us by Marcum for the fiscal years ended December 31, 2023 and 2022:

	Fiscal 2023	Fiscal 2022
Audit Fees(1)	$8,678,220	$3,791,430
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$8,678,220	$3,791,430

(1)	Audit Fees consist of audit and various attest services performed by Marcum and include the following for the years ended December 31, 2023 and 2022: (a) reviews of our financial statements for the quarterly periods ended March 31, June 30, and September 30, and (b) the audit of our financial statements for the year ended December 31, and (c) services rendered in connection with the filing of registration statements and underwriter comfort letters.

Audit Committee Pre-Approval Policy

As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by Marcum during fiscal years 2023 and 2022 were pre-approved by the Audit Committee. The Audit Committee has considered the role of Marcum in providing services to us for the fiscal year ended December 31, 2023 and has concluded that such services are compatible with their independence as our auditors.

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

Babcock & Wilcox was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the year ended December 31, 2022. As such, Babcock & Wilcox’s financial statements for its fiscal years ended December 31, 2023, 2022, and 2021 are provided as Exhibit 99.1 to this Form 10-K incorporation by reference to Item 8 and the Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts included in Item 15 of Babcock & Wilcox Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 15, 2024.

(c) Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015	10-Q	3.1	8/3/2018

3.2	Amended and Restated Bylaws, dated as of November 6, 2014	10-Q	3.6	11/6/2014

3.3	Amendment to Amended and Restated Bylaws of B. Riley Financial, Inc., dated April 3, 2019	8-K	3.1	4/9/2019

3.4	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	10/7/2019

3.5	Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	9/4/2020

4.1	Description of Registered Securities	10-K	4.29	3/16/2023

4.2	Form of common stock certificate	10-K	4.1	3/30/2015

4.3	Base Indenture, dated as of May 7, 2019, by and between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	5/7/2019

4.4	First Supplemental Indenture, dated as of May 7, 2019, by and between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.2	5/7/2019

4.5	Form of 6.75% Senior Note due 2024 (included in Exhibit 4.4)	8-K	4.2	5/7/2019

4.6	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.3	9/23/2019

4.7	Form of 6.50% Senior Note due 2026 (included in Exhibit 4.6)	8-K	4.4	9/23/2019

4.8	Deposit Agreement, dated October 7, 2019, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 6.875% Series A Cumulative Perpetual Preferred Stock	8-K	4.1	10/7/2019

4.9	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	10/7/2019

4.10	Form of Depositary Receipt	8-K	4.3	10/7/2019

4.11	Third Supplemental Indenture, dated as of February 12, 2020, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	8-K	4.4	2/12/2020

4.12	Form of 6.375% Senior Note due 2025 (included in Exhibit 4.11)	8-K	4.4	2/12/2020

4.13	Deposit Agreement, dated September 4, 2020, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 7.375% Series B Cumulative Perpetual Preferred Stock	8-K	4.1	9/4/2020

4.14	Form of Specimen certificate representing the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc.	8-K	4.2	9/4/2020

4.15	Form of Depositary Receipt	8-K	4.3	9/4/2020

4.16	Fourth Supplemental Indenture, dated as of January 25, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.5	1/25/2021

4.17	Form of 6.00% Senior Note due 2028 (included in Exhibit 4.16)	8-K	4.6	1/25/2021

4.18	Fifth Supplemental Indenture, dated as of March 29, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.6	3/29/2021

4.19	Form of 5.50% Senior Note due 2026 (included in Exhibit 4.18)	8-K	4.7	3/29/2021

4.20	Sixth Supplemental Indenture, dated as of August 6, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.7	8/6/2021

4.21	Form of 5.25% Senior Note due 2028 (included in Exhibit 4.20)	8-K	4.8	8/6/2021

4.22	Seventh Supplemental Indenture, dated as of December 3, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	4.8	12/3/2021

4.23	Form of 5.00% Senior Note due 2026 (included in Exhibit 4.22)	8-K	4.9	12/3/2021

10.1	Security Agreement, dated as of October 21, 2008, by and between Great American Group WF, LLC and Wells Fargo Bank, National Association (Successor to Wells Fargo Retail Finance, LLC)	10-Q	10.8	8/31/2009

10.2	Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit), dated as of May 17, 2011, by and between BFI Business Finance and Great American Group Advisory & Valuation Services, LLC	8-K	10.1	5/26/2011

10.3	Third Amended and Restated Guaranty, dated as of July 15, 2013, by and between the registrant and Great American Group, LLC, in favor of Wells Fargo Bank, National Association	8-K	10.2	7/19/2013

10.4	Uncommitted Liquidation Finance Agreement, dated as of March 19, 2014, by and among GA Asset Advisors Limited, each special purpose vehicle affiliated to GA Asset Advisors Limited which accedes to such agreement, and Burdale Financial Limited	8-K	10.1	3/25/2014

10.5	Master Guarantee and Indemnity, dated as of March 19, 2014, by and among GA Asset Advisors Limited, the registrant, Great American Group, LLC, Great American Group WF, LLC, Burdale Financial Limited and Wells Fargo Bank, National Association	8-K	10.2	3/25/2014

10.6#	Amended and Restated 2009 Stock Incentive Plan	10-Q	10.1	8/11/2015

10.7#	Amended and Restated 2009 Stock Incentive Plan - Form of Restricted Stock Unit Agreement	10-Q	10.2	8/11/2015

10.8#	Amended and Restated 2009 Stock Incentive Plan - Stock Bonus Program and Form of Stock Bonus Award Agreement	10-Q	10.3	8/11/2015

10.9#	B. Riley Financial, Inc. Management Bonus Plan	8-K	10.1	8/18/2015

10.10	Debt Conversion and Purchase and Sale Agreement, dated January 12, 2018, by and among the registrant, bebe stores, inc. and The Manny Mashouf Living Trust	8-K	10.1	1/16/2018

10.11#	2018 Employee Stock Purchase Plan	8-K	10.1	7/31/2018

10.12	Credit Agreement, dated December 19, 2018	8-K	10.1	12/27/2018

10.13	First Amendment to Credit Agreement and Joinder, dated February 1, 2019	8-K	10.1	2/7/2019

10.14	Second Amendment to Credit Agreement, dated December 31, 2020	8-K	10.1	1/6/2021

10.15	Security and Pledge Agreement, dated December 19, 2018	8-K	10.2	12/27/2018

10.16	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated December 19, 2018	8-K	10.3	12/27/2018

10.17	Unconditional Guaranty and Pledge Agreement, dated December 19, 2018	8-K	10.3	12/27/2018

10.18#	Amendment to Amended and Restated 2009 Stock Incentive Plan	10-Q	10.4	11/1/2019

10.19	B. Riley Financial, Inc. 2021 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement, dated April 20, 2021 filed with the Securities and Exchange Commission	8-K	10.01	6/3/2021

10.20	Master Receivables Purchase Agreement, dated as of December 20, 2021, between B. Riley Receivables, LLC and W.S. Badcock Corporation	8-K	10.1	12/22/2021

10.21	Servicing Agreement, dated as of December 20, 2021, between B. Riley Receivables, LLC and W.S. Badcock Corporation	8-K	10.2	12/22/2021

10.22	Form of Director and Officer Indemnification Agreement	8-K	10.3	12/22/2021

10.23	Third Amendment to Credit Agreement, dated as of December 16, 2021	10-K	10.44	2/25/2022

10.24#	PRSU Grant Agreement	10-K	10.46	2/25/2022

10.25	Third Amended and Restated Credit Agreement, dated as of April 20, 2022, by and among B. Riley Retail Solutions WF, LLC, B. Riley Retail, Inc., B. Riley Retail Canada, ULC, Wells Fargo Bank, National Association and Wells Fargo Capital Finance Corporation Canada	8-K	10.1	4/25/2022

10.26	Fourth Amendment to Credit Agreement, dated as of June 21, 2022	10-Q	10.1	7/29/2022

10.27#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Bryant R. Riley	8-K	10.1	4/14/2023

10.28#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Thomas J. Kelleher	8-K	10.2	4/14/2023

10.29#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Phillip J. Ahn	8-K	10.3	4/14/2023

10.30#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Alan N. Forman	8-K	10.4	4/14/2023

10.31#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Andrew Moore	8-K	10.5	4/14/2023

10.32#	Amended and Restated Employment Agreement, dated April 11, 2023 by and between the registrant and Kenneth M. Young	8-K	10.6	4/14/2023

10.33	Credit Agreement, dated August 21, 2023 among B. Riley Financial, Inc., BRFinancial Holdings, LLC, Nomura Corporate Funding Americas, LLC, and Computershare Trust Company, N.A.	8-K	10.1	8/25/2023

10.34	Form of Restricted Stock Unit Award Agreement (Time-Vesting) under the B. Riley Financial, Inc. 2021 Stock Incentive Plan	10-K	10.34	4/24/2024

14.1	B. Riley - Code of Business Conduct and Ethics	8-K	14.1	5/30/2023

21.1	Subsidiary List	10-K	21.1	4/24/2024

31.1	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	10-K	31.1	4/24/2024

31.2	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	10-K	31.2	4/24/2024

31.3	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934	10-K	31.3	4/24/2024

31.4*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.5*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.6*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	4/24/2024

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	4/24/2024

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.3	4/24/2024

97.1#	B. Riley - Clawback Policy	10-K	97.1	4/24/2024

99.1***	Babcock & Wilcox Financial Statements	10-K		3/15/2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

***	The Company is providing financial statements for Babcock & Wilcox Enterprises, Inc. (“Babcock & Wilcox”), pursuant to Rule 3-09 of Regulation S-X as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021. Babcock & Wilcox was significant under Rule 3-09 for the year ended December 31, 2022.

+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

#	Management contract or compensatory plan or arrangement.

§	The Company has omitted certain information contained in this exhibit pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and, if publicly disclosed, would likely cause competitive harm to the Company. Certain schedules and annexes to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished to the U.S. Securities and Exchange Commission or its staff upon request.

^	Pursuant to Item 601(b)(10) of Regulation S-K, certain annexes to the agreement have not been filed herewith. The registrant agrees to furnish supplementally a copy of any omitted annex to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2024
B. RILEY FINANCIAL, INC.

	By:	/s/ PHILLIP J. AHN
Phillip J. Ahn
Chief Financial Officer and
Chief Operating Officer