Form 10-Q
period 2024-03-31
B. Riley Financial, Inc.
filed 2024-05-15
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 30,295,303 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$190,690	$231,964
Restricted cash	1,889	1,875
Due from clearing brokers	40,875	51,334
Securities and other investments owned, at fair value	949,868	1,092,106
Securities borrowed	2,050,079	2,870,939
Accounts receivable, net of allowance for credit losses of $7,122 and $7,339 as of March 31, 2024 and December 31, 2023, respectively	123,797	115,496
Due from related parties	92	172
Loans receivable, at fair value (includes $355,287 and $387,657 from related parties as of March 31, 2024 and December 31, 2023, respectively)	452,496	532,419
Prepaid expenses and other assets	246,402	237,327
Operating lease right-of-use assets	84,217	87,605
Property and equipment, net	24,146	25,206
Goodwill	471,636	472,326
Other intangible assets, net	311,850	322,014
Deferred income taxes	49,607	33,595
Total assets	$4,997,644	$6,074,378
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$44,791	$44,550
Accrued expenses and other liabilities	253,153	273,193
Deferred revenue	68,643	71,504
Due to related parties and partners	1,763	2,731
Securities sold not yet purchased	6,423	8,601
Securities loaned	2,041,169	2,859,306
Operating lease liabilities	95,645	98,563
Notes payable	14,325	19,391
Revolving credit facility	22,197	43,801
Term loans, net	596,262	625,151
Senior notes payable, net	1,553,616	1,668,021
Total liabilities	4,697,987	5,714,812

Commitments and contingencies (Note 16)
B. Riley Financial, Inc. equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding as of March 31, 2024 and December 31, 2023; and liquidation preference of $114,082 as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,095,303 and 29,937,067 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	579,647	572,170
Accumulated deficit	(347,558)	(281,285)
Accumulated other comprehensive (loss) income	(3,643)	229
Total B. Riley Financial, Inc. stockholders’ equity	228,449	291,117
Noncontrolling interests	71,208	68,449
Total equity	299,657	359,566
Total liabilities and equity	$4,997,644	$6,074,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Services and fees	$257,303	$235,559
Trading (loss) income and fair value adjustments on loans	(29,868)	51,568
Interest income - Loans and securities lending	59,944	77,186
Sale of goods	55,653	67,777
Total revenues	343,032	432,090
Operating expenses:
Direct cost of services	61,126	54,397
Cost of goods sold	39,615	47,626
Selling, general and administrative expenses	209,548	212,627
Restructuring charge	789	93
Interest expense - Securities lending and loan participations sold	35,383	32,424
Total operating expenses	346,461	347,167
Operating (loss) income	(3,429)	84,923
Other income (expense):
Interest income	669	2,574
Dividend income	11,815	13,204
Realized and unrealized losses on investments	(29,545)	(28,442)
Change in fair value of financial instruments and other	314	(209)
Loss from equity investments	(4)	(10)
Interest expense	(44,864)	(47,561)
(Loss) income before income taxes	(65,044)	24,479
Benefit from (provision for) income taxes	17,090	(7,919)
Net (loss) income	(47,954)	16,560
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	1,211	(595)
Net (loss) income attributable to B. Riley Financial, Inc.	(49,165)	17,155
Preferred stock dividends	2,015	2,012
Net (loss) income available to common shareholders	$(51,180)	$15,143

Basic (loss) income per common share	$(1.71)	$0.53
Diluted (loss) income per common share	$(1.71)	$0.51

Weighted average basic common shares outstanding	29,989,584	28,585,337
Weighted average diluted common shares outstanding	29,989,584	29,513,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(47,954)	$16,560
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(3,872)	866
Other comprehensive (loss) income, net of tax	(3,872)	866
Total comprehensive (loss) income	(51,826)	17,426
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	1,211	(449)
Comprehensive (loss) income attributable to B. Riley Financial, Inc.	$(53,037)	$17,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)
(Dollars in thousands, except share data)
For the Three Months Ended March 31, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	4,563	$—	29,937,067	$3	$572,170	$(281,285)	$229	$68,449	$359,566
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	158,236	—	(1,170)	—	—	—	(1,170)
Share based payments	—	—	—	—	8,611	—	—	—	8,611
Share based payments in equity of subsidiary	—	—	—	—	36	—	—	—	36
Dividends on common stock ($0.50 per share)	—	—	—	—	—	(15,093)	—	—	(15,093)
Dividends on preferred stock	—	—	—	—	—	(2,015)	—	—	(2,015)
Net loss	—	—	—	—	—	(49,165)	—	1,211	(47,954)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(954)	(954)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,502	2,502
Other comprehensive loss	—	—	—	—	—	—	(3,872)	—	(3,872)
Balance, March 31, 2024	4,563	$—	30,095,303	$3	$579,647	$(347,558)	$(3,643)	$71,208	$299,657

Balance, January 1, 2023	4,545	$—	28,523,764	$3	$494,201	$(45,220)	$(2,470)	$59,379	$505,893
Preferred stock issued	18	—	—	—	467	—	—	—	467
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	1,012,751	—	(4,819)	—	—	—	(4,819)
Common stock repurchased and retired	—	—	(1,452,831)	—	(53,803)	—	—	—	(53,803)
Shares issued for the acquisition of a business	—	—	51,952	—	2,111	—	—	—	2,111
Remeasurement of Lingo redeemable minority interest	—	—	—	—	(6,483)	—	—	—	(6,483)
Share based payments	—	—	—	—	13,678	—	—	—	13,678
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(31,291)	—	—	(31,291)
Dividends on preferred stock	—	—	—	—	—	(2,012)	—	—	(2,012)
Net income	—	—	—	—	—	17,155	—	(449)	16,706
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(720)	(720)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	431	431
Remeasurement of B. Riley Principal 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(1,198)	—	—	(1,198)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	538	538
Other comprehensive loss	—	—	—	—	—	—	866	—	866
Balance, March 31, 2023	4,563	$—	28,135,636	$3	$445,352	$(62,566)	$(1,604)	$59,179	$440,364
The accompanying notes are an integral part of these condensed consolidated financial statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(47,954)	$16,560
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,137	13,077
Provision for credit losses	436	3,173
Share-based compensation	8,682	13,746
Fair value and remeasurement adjustments, non-cash	13,651	(46,050)
Non-cash interest and other	(2,661)	(1,141)
Depreciation of rental merchandise	4,202	—
Effect of foreign currency on operations	271	271
Loss from equity investments	4	10
Dividends from equity investments	37	129
Deferred income taxes	(16,012)	5,807
(Gain) loss on sale of business and disposal of fixed assets	(203)	5
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	293	308
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	10,460	16,318
Securities and other investments owned	192,639	95,037
Securities borrowed	820,860	(599,516)
Accounts receivable	(8,739)	25,083
Prepaid expenses and other assets	(6,761)	(25,705)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(21,114)	(67,536)
Amounts due to/from related parties and partners	(888)	(1,070)
Securities sold, not yet purchased	(2,178)	1,909
Deferred revenue	(2,668)	(1,749)
Securities loaned	(818,137)	603,951
Net cash provided by operating activities	135,357	52,617
Cash flows from investing activities:
Purchases of loans receivable	(42,903)	(311,970)
Repayments of loans receivable	39,493	260,587
Sale of loans receivable	22,785	7,500
Acquisition of businesses and minority interest, net of $234 cash acquired for 2023	—	(12,287)
Sale of business, net of cash sold and other	(184)	1,364
Purchases of property, equipment and intangible assets	(913)	(1,696)
Purchase of equity and other investments	—	(662)
Net cash provided by (used in) investing activities	18,278	(57,164)
Cash flows from financing activities:
Proceeds from revolving line of credit	17,738	29,021

Repayment of revolving line of credit	(39,343)	(17,237)
Repayment of notes payable and other	(5,361)	(11,510)
Repayment of term loan	(30,036)	(72,924)
Proceeds from term loan	—	128,187
Redemption of senior notes	(115,492)	—
Payment of debt issuance and offering costs	(191)	(1,957)
Payment of contingent consideration	(70)	(1,302)
Payment of employment taxes on vesting of restricted stock	(1,170)	(4,819)
Common dividends paid	(16,014)	(46,856)
Preferred dividends paid	(2,015)	(2,012)
Repurchase of common stock	—	(53,803)
Distribution to noncontrolling interests	(1,481)	(1,023)
Contributions from noncontrolling interests	2,502	431
Proceeds from issuance of preferred stock	—	467
Net cash used in financing activities	(190,933)	(55,337)
Decrease in cash, cash equivalents and restricted cash	(37,298)	(59,884)
Effect of foreign currency on cash, cash equivalents and restricted cash	(3,962)	1,280
Net decrease in cash, cash equivalents and restricted cash	(41,260)	(58,604)
Cash, cash equivalents and restricted cash, beginning of period	233,839	270,926
Cash, cash equivalents and restricted cash, end of period	$192,579	$212,322

Supplemental disclosures:
Interest paid	$81,737	$81,423
Taxes paid	$1,432	$2,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS
B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking, brokerage, wealth management, asset management, direct lending, business advisory, valuation, and asset disposition services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals. The Company also has a portfolio of communication related businesses that provide consumer Internet access and cloud communication services and owns Tiger US Holdings Inc. (“Targus”), which designs and sells laptop and computer accessories.
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
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 2(n) for further discussion.
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 24, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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
(c) Interest Expense — Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $35,383 and $32,424 during the three months ended March 31, 2024 and 2023, respectively.
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
On December 18, 2023, the Company loaned $108,000 to Conn’s Inc. (“Conn’s”) as more fully described in Note 19. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. This loan combined with two other existing loans receivable with an outstanding balance of $58,350 and $62,808 as of March 31, 2024 and December 31, 2023, respectively, is collateralized by consumer loan receivables of customers of the furniture and electronics retailer. These loans have an aggregate fair value of $147,630 and $167,568 or 32.6% and 31.5% of the loan portfolio as of March 31, 2024 and December 31, 2023, respectively, and are concentrated in the retail industry. In the event there is a recession or economic downturn that would put pressure on the retailer’s customers, this could impact the operations of the retailer and payment patterns of the customers and the overall performance and collectability of these loans.

The Company also has a loan receivable with a principal amount of $200,506 as of March 31, 2024 and December 31, 2023. The loan receivable allows for interest to be paid-in-kind, which is capitalized to the loan receivable balance annually on the loan's anniversary date. The interest receivable on the loan was $14,971 and $8,889 as of March 31, 2024 and December 31, 2023, respectively, and is included in prepaid expenses and other assets in the condensed consolidated balance sheets. The loan receivable is secured by a first priority security interest in Freedom VCM Holdings, LLC (“Freedom VCM”) equity interests owned by Brian Kahn as more fully described in Note 2(h) below. The fair value of the loan receivable was $183,268 and $200,506 or 40.5% and 37.7% of the total loan portfolio as of March 31, 2024 and December 31, 2023, respectively. Deterioration in the collateral, including in the performance of Freedom VCM or delays in the execution of its strategies, including the possible disposition of additional businesses and further de-leveraging of its balance sheet, for the loan receivable may impact the ultimate collection of principal and interest.

The maximum amount of loss that the Company is exposed to is equivalent to the fair value of these loans which totaled $330,898 and $368,074 as of March 31, 2024 and December 31, 2023, respectively.
(e) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $2,410 and $2,937 during the three months ended March 31, 2024 and 2023, respectively. Advertising expense was included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
(f) Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
(g) Restricted Cash
As of March 31, 2024 and December 31, 2023, restricted cash included $1,889 and $1,875, respectively, primarily consisting of cash collateral for leases.
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$190,690	$231,964
Restricted cash	1,889	1,875
Total cash, cash equivalents and restricted cash	$192,579	$233,839
(h) Loans Receivable
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
Loans receivable, at fair value totaled $452,496 and $532,419 as of March 31, 2024 and December 31, 2023, respectively. The loans have various maturities through August 2033. As of March 31, 2024 and December 31, 2023, the historical cost of loans receivable accounted for under the fair value option was $494,730 and $555,882, respectively, which included principal balances of $499,956 and $563,637 respectively, and unamortized costs, origination fees, premiums and discounts, totaling $5,226 and $7,755, respectively. The principal balance of loans receivable exceeded the fair value of loans by $42,234 and $23,463 as of March 31, 2024 and December 31, 2023, respectively. At the time of origination, the Company's loans are collateralized by the assets of borrowers and other pledged collateral and may have guarantees to provide for protection of the payments due on loans receivable. During the three months ended March 31, 2024 and 2023, the Company recorded net unrealized losses of $18,771 and net unrealized gains of $43,459, respectively, on loans receivable, at fair value, which is included in trading income (loss) and fair value adjustments on loans on the condensed consolidated statements of operations. Loans receivable, at fair value on non-accrual and 90 days or greater past due was approximately zero as of March 31, 2024. Loans receivable, at fair value on non-accrual and 90 days or greater past due was $41,236, which represents approximately 7.7% of total loans receivable, at fair value as of December 31, 2023. The principal balance of loans receivable on non-accrual and 90 days or greater past due was $43,326 as of December 31, 2023. Interest income for loans on non-accrual and/or 90 days or greater past due is recognized separately from changes in fair value in interest income - loans and securities lending on the condensed consolidated statements of operations. The amount of gains or (losses) included in earnings attributable to changes in instrument – specific credit risk was $(11,339) and $37,488 during the three months ended March 31, 2024 and 2023, respectively. The gains or losses attributable to changes in instrument – specific risk was determined by management based on an estimate of the fair value change during the period specific to each loan receivable.

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of March 31, 2024, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 16(b). In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of March 31, 2024, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
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
On August 21, 2023, one of the Company’s subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes the Company's subsidiary the aggregate principal amount of $200,506 and bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn, the CEO and a board member of Freedom VCM as of December 31, 2023, and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of August 21, 2023. On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was $197,782 and $232,065 as of March 31, 2024 and December 31, 2023, respectively. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral. In light of Mr. Kahn’s alleged involvement with the alleged misconduct concerning Prophecy Asset Management LP, the Company can provide no assurances that it will not be subject to claims asserting an interest in the Freedom VCM equity interests owned by Mr. Kahn, including those that collateralize the Amended and Restated Note. If a claim were successful, it would diminish the value of the collateral which could impact the carrying value of the loan. If such claims are made, however, the Company believes it has valid defenses from any such claim and any such claim would be without merit. Other factors leading to a deterioration in the collateral, including in the performance of Freedom VCM or delays in the execution of its strategies, including the possible disposition of additional businesses and further de-leveraging of its balance sheet, for the loan receivable may impact the ultimate collection of principal and interest. In the event the loan balance and accrued interest exceed the underlying collateral value of the loan, this will impact the fair value of the loan and result in an unrealized loss being recorded in the condensed consolidated statements of operations.
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
As of March 31, 2024, loans receivable had an aggregate remaining contractual principal balance of $499,956, an aggregate fair value of $452,496, and the contractual principal balance exceeded the fair value by $47,460. As of December 31, 2023, loans receivable had an aggregate remaining contractual principal balance of $563,637, an aggregate fair value of $532,419, and the contractual principal balance exceeded the fair value by $31,218.
Badcock Loan Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Badcock Receivables I”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), which at the time was an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”), which became a subsidiary of Freedom VCM as a result of the transaction on August 21, 2023. The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables of WSBC. On September 23, 2022, the Company's then majority-owned subsidiary, B Riley

Receivables II, LLC (“BRRII”), a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“Badcock Receivables II”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan discussed in Note 10. During the three months ended March 31, 2023, BRRII entered into Amendment No. 2 and No. 3 to Badcock Receivables II with WSBC for a total of $145,278 in additional consumer credit receivables. The accounting for these transactions resulted in the Company recording a loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. These loan receivables are measured at fair value.
On August 21, 2023, all of the equity interests of BRRII were sold to Freedom VCM Receivables, Inc. (“Freedom VCM Receivables”), a subsidiary of Freedom VCM, which resulted in a loss of $78. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 10 and Freedom VCM Receivables entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 with payments of principal and interest on the note limited solely to the performance of certain consumer receivables held by BRRII. This loan receivable is measured at fair value.
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
As of March 31, 2024 and December 31, 2023, the Badcock Receivables I loan receivable to WSBC in the Company's condensed consolidated balance sheets included loans measured at fair value in the amount of $15,868 and $20,624, respectively. As of March 31, 2024 and December 31, 2023, the Freedom VCM Receivables’ loan receivable in connection with the sale of all of the equity interests of BRRII was included in the Company's condensed consolidated balance sheets in loans receivable, at fair value in the amount of $42,482 and $42,183, respectively.
Nogin Loan and Loan Commitment

On November 16, 2023, the Company entered into a Chapter 11 Restructuring Support Agreement (as amended, the “RSA”) with Nogin Inc. and certain of its subsidiaries (collectively, “Nogin”), and certain holders of Nogin’s convertible notes (the “Consenting Noteholders”). Pursuant to the RSA, the Company funded $17,530 of debtor-in-possession (“DIP”) financing as of December 31, 2023. The Company funded an additional $15,470 during the three months ended March 31, 2024, which increased the DIP financing to $33,000 at March 31, 2024. This loan receivable had a fair value of $32,673 and $17,980 as of March 31, 2024 and December 31, 2023, respectively. An additional $3,000 of DIP financing was funded in the second quarter of 2024, for a total DIP financing (inclusive of $1,700 in fees payable in kind) of $37,700. On May 3, 2024, the Company funded an additional $21,300 in cash to complete the acquisition of Nogin of which $15,500 was a payment to the Consenting Noteholders.
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
As of March 31, 2024 and December 31, 2023, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	March 31, 2024	December 31, 2023
Securities and other investments owned:
Equity securities	$869,137	$994,634
Corporate bonds	56,616	59,287
Other fixed income securities	5,151	2,989
Partnership interests and other	18,964	35,196
	$949,868	$1,092,106

Securities sold not yet purchased:
Equity securities	$2,609	$1,037
Corporate bonds	2,592	5,971
Other fixed income securities	1,222	1,593
	$6,423	$8,601
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
The Brand Investments
The following tables contain summarized financial information with respect to five of the Company's investments in limited liability companies that primarily license brand names and trademarks through licensing agreements. The Company has an ownership interest in each investee between 10% and 50%. For the 10% ownership interest, the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has significant influence in the other four investments due to the ownership interest being greater than 20%. The financial information of these five investments has been aggregated and included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of December 31, 2023 and September 30, 2023 correspond to amounts as of March 31, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three months ended December 31, 2023 and 2022 correspond to amounts during the three months ended March 31, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	December 31,	September 30,
	2023	2023
Current assets	$47,356	$51,588
Noncurrent assets	$266,995	$269,809
Current liabilities	$9,524	$8,594
Noncurrent liabilities	$621	$760
Equity attributable to investee	$301,380	$309,167
Noncontrolling interest	$2,826	$2,876

	For the three months ended December 31,
	2023(1)	2022
Revenues	$33,966	$27,971
Cost of revenues	$19,069	$16,387
Net income attributable to investees	$15,152	$11,808
(1) - Financial information for 2023 includes two additional investments as a result of the acquisition of a majority ownership interest in bebe stores, inc (“bebe”) in 2023 and an other investment made in 2023.
As of March 31, 2024 and December 31, 2023, the fair value of these five investments totaled $288,436 and $283,057, respectively, and are included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
Freedom VCM Holdings, LLC Equity Interest and Take-Private Transaction
On August 21, 2023, the Company acquired an equity interest in Freedom VCM for $216,500 in cash in connection with the closing of the acquisition of FRG, by a buyer group that included members of senior management of FRG, led by Mr. Kahn, FRG’s then Chief Executive Officer (the “FRG take-private transaction”). In connection with the closing of the FRG take-private transaction, the Company terminated an investment advisory agreement (the “Advisory Agreement”) with Mr. Kahn. Pursuant to the Advisory Agreement, Mr. Kahn, as financial advisor, had the sole power to vote or dispose of $64,644 of shares of FRG common stock (based on the value of FRG shares in the FRG take-private transaction as of the closing date of such transaction) held of record by B. Riley Securities, Inc. (“BRS”). Upon the termination of the Advisory Agreement, (i) Mr. Kahn’s right to vote or dispose of such FRG shares terminated, (ii) such FRG shares owned by BRS were rolled over into additional equity interests in Freedom VCM in connection with the FRG take-private transaction, and (iii) Mr. Kahn owed a total of $20,911 to the Company under the Advisory Agreement which amount was added to, and included in, the Amended and Restated Note.
Following these transactions, the Company owns an equity interest of $281,144 or 31% of the outstanding equity interests in Freedom VCM. Also in connection with the FRG take-private transaction, on August 21, 2023 all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to a Freedom VCM affiliate, which resulted in a loss of $78. In connection with the sale, the Freedom VCM affiliate assumed the obligations with respect to the Pathlight Credit Agreement, as further discussed in Note 10, and the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 (the “Freedom Receivables Note”) with payments of principal and interest on the note limited solely to performance of certain receivables held by BRRII.
The Company has elected to account for this 31% equity investment under the fair value option. The following tables contain summarized financial information with respect to Freedom VCM, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of December 31, 2023 and September 30, 2023 correspond to amounts as of March 31, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three months ended December 31, 2023 correspond to amounts during the three months ended March 31, 2024 of the Company), which is the period in which the most recent financial information is available:

	December 31, 2023	September 30, 2023
Current assets	$961,787	$1,219,682
Noncurrent assets	$3,131,506	$3,142,660
Current liabilities	$720,510	$749,894
Noncurrent liabilities	$2,640,805	$2,695,445
Equity attributable to investee	$731,978	$917,003

For the three months ended December 31,
2023
Revenues	$806,229
Cost of revenues	$499,679
Loss from continuing operations	$(1,175)
Net loss attributable to investees	$(169,583)
As of March 31, 2024 and December 31, 2023, the fair value of the investment in Freedom VCM totaled $244,638 and $287,043, respectively, and is included in securities and other investments owned, at fair value in the condensed consolidated balance sheets. The change in fair value recorded in the income statement was an unrealized loss of $42,405 for the three months ended March 31, 2024. The change in fair value recorded in the income statement was an unrealized gain of $5,899 for the period from August 21, 2023 (date of the investment) through December 31, 2023.
Babcock and Wilcox Enterprises, Inc, Equity Investment
The Company owns a 31% voting interest in B&W whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of December 31, 2023 and September 30, 2023 correspond to amounts as of March 31, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three months ended December 31, 2023 and 2022 correspond to amounts during the three months ended March 31, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	December 31, 2023	September 30, 2023
Current assets	$497,593	$542,300
Noncurrent assets	$278,105	$294,979
Current liabilities	$350,197	$393,539
Noncurrent liabilities	$625,851	$585,430
Equity attributable to investee	$(200,961)	$(142,316)
Noncontrolling interest	$611	$626

	For the three months ended December 31,
	2023	2022
Revenues	$227,167	$236,424
Cost of revenues	$171,552	$182,760
Loss from continuing operations	$(54,266)	$(2,289)
Net (loss) income	$(62,724)	$5,660
Net (loss) income attributable to investees	$(66,454)	$2,021
As of March 31, 2024 and December 31, 2023, the fair value of the investment in B&W totaled $31,015 and $40,072, respectively, and is included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
Other Public Company Equity Investments
As of March 31, 2024, the Company had a voting interest of 14% in Synchronoss Technologies, Inc. The Company has significant influence due to the equity ownership interest and board representation for this company. The Company has elected to account for this equity investment under the fair value option. The following tables contain summarized financial information with respect to Synchronoss Technologies, Inc., included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of December 31, 2023 and September 30, 2023 correspond to amounts as of March 31, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three months ended December 31, 2023 and 2022 correspond to amounts during the three months ended March 31, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	Synchronoss Technologies, Inc.
	December 31, 2023	September 30, 2023
Current assets	$82,002	$85,903
Noncurrent assets	$228,335	$275,304
Current liabilities	$47,697	$74,528
Noncurrent liabilities	$164,706	$166,673
Equity attributable to investee	$97,934	$120,006

	Synchronoss Technologies, Inc.
	For the three months ended December 31,
	2023	2022
Revenues	$41,402	$41,252
Cost of revenues	$10,292	$11,999
Net loss attributable to investees	$(35,001)	$(15,927)
As of March 31, 2024 and December 31, 2023, the fair value of the equity investment in Synchronoss Technologies, Inc. was $11,806 and $8,780, respectively. These amounts are included in securities and other investments owned in the condensed consolidated balance sheets.
Other Equity Investments
As of March 31, 2024, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in six private companies at March 31, 2024. The following table contains summarized financial information for these companies, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of December 31, 2023 and September 30, 2023 correspond to amounts as of March 31, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three months ended December 31, 2023 and 2022 correspond to amounts during the three months ended March 31, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	December 31, 2023	September 30, 2023
Current assets	$279,810	$281,610
Noncurrent assets	$622,632	$627,858
Current liabilities	$185,925	$150,114
Noncurrent liabilities	$236,829	$277,638
Preferred stock	$4,500	$4,500
Equity attributable to investee	$475,188	$477,216

	For the three months ended December 31,
	2023	2022
Revenues	$170,034	$37,924
Cost of revenues	145,288	$33,062
Net loss attributable to investees	(852)	$(13,613)
As of March 31, 2024 and December 31, 2023, the fair value of these six investments totaled $72,145 and $87,713, respectively, and is included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC 820 - Fair Value Measurements. As of March 31, 2024 and December 31, 2023, partnership and investment fund interests valued at NAV of $18,964 and $35,196, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.
Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. The following table presents, as of March 31, 2024 and December 31, 2023, the carrying value of equity securities measured under the measurement alternative investments and the related adjustments recorded during the periods presented for those securities with observable price changes:

	March 31, 2024	December 31, 2023
Securities and other investments owned, carrying value	$68,135	$64,455
Upward carrying value changes	928	100
Downward carrying value changes/impairment	(2)	(21,395)
The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments when they are deemed to be other-than-temporarily impaired, investments adjusted to their fair value by applying the measurement alternative, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. The Company did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition as of March 31, 2024 and December 31, 2023.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2024 Using
	Fair value as of March 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$801,002	$126,323	$—	$674,679
Corporate bonds	56,616	51,566	5,050	—
Other fixed income securities	5,151	—	5,151	—
Total securities and other investments owned	862,769	177,889	10,201	674,679
Loans receivable, at fair value	452,496	—	—	452,496
Total assets measured at fair value	$1,315,265	$177,889	$10,201	$1,127,175

Liabilities:
Securities sold not yet purchased:
Equity securities	$2,609	$2,609	$—	$—
Corporate bonds	2,592	36	2,556	—
Other fixed income securities	1,222	—	1,222	—
Total securities sold not yet purchased	6,423	2,645	3,778	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	5,601	—	—	5,601
Contingent consideration	29,322	—	—	29,322
Total liabilities measured at fair value	$41,346	$2,645	$3,778	$34,923

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2023 Using
	Fair value at December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$930,179	$194,541	$—	$735,638
Corporate bonds	59,287	56,045	3,242	—
Other fixed income securities	2,989	—	2,989	—
Total securities and other investments owned	992,455	250,586	6,231	735,638
Loans receivable, at fair value	532,419	—	—	532,419
Total assets measured at fair value	$1,524,874	$250,586	$6,231	$1,268,057

Liabilities:
Securities sold not yet purchased:
Equity securities	$1,037	$1,037	$—	$—
Corporate bonds	5,971	—	5,971	—
Other fixed income securities	1,593	—	1,593	—
Total securities sold not yet purchased	8,601	1,037	7,564	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	5,835	—	—	5,835
Contingent consideration	27,985	—	—	27,985
Total liabilities measured at fair value	$42,421	$1,037	$7,564	$33,820
As of March 31, 2024 and December 31, 2023, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $1,127,175 and $1,268,057, respectively, or 22.6% and 20.9%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.

The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of March 31, 2024 and December 31, 2023:

	Fair value at March 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$572,900	Market approach	Multiple of EBITDA	2.3x - 9.0x	8.1x
			Multiple of Sales	0.7x - 3.8x	0.9x
			Market price of related security	$0.05 - $11.20	$10.74
	58,579	Discounted cash flow	Market interest rate	20.2% - 21.3%	21.2%
	43,200	Option pricing model	Annualized volatility	25.0% - 188.0%	73.0%
Loans receivable at fair value	220,659	Discounted cash flow	Market interest rate	13.9% - 27.2%	18.4%
	231,837	Market approach	Market price of related security	$17.22	$17.22
			Multiple of Sales	0.6x - 0.7x	0.7x
Total level 3 assets measured at fair value	$1,127,175

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$5,601	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	29,322	Discounted cash flow	EBITDA volatility	70.0%	70.0%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
Total level 3 liabilities measured at fair value	$34,923		Revenue volatility	5.0% - 6.3%	5.6%
(1) - Unobservable inputs were weighted by the relative fair value of the financial instruments.

	Fair value at December 31, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$662,158	Market approach	Multiple of EBITDA	0.7x - 13.5x	7.1x
			Multiple of Sales	0.8x to 3.8x	1.0x
			Market price of related security	$0.04 - $92.51	$12.27
	58,331	Discounted cash flow	Market interest rate	20.2% - 57.0%	24.6%
	15,149	Option pricing model	Annualized volatility	25.0% - 187.0%	75.0%
Loans receivable at fair value	512,522	Discounted cash flow	Market interest rate	10.0% - 41.6%	17.1%
	19,897	Market approach	Market price of related security	$19.87	$19.87
Total level 3 assets measured at fair value	$1,268,057

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$5,835	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	27,985	Discounted cash flow	EBITDA volatility	70%	70%
			Asset volatility	69%	69%
			Market interest rate	8.5%	8.5%
			Revenue volatility	5.1%	5.1%
Total level 3 liabilities measured at fair value	$33,820
(1) - Unobservable inputs were weighted by the relative fair value of the financial instruments.

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2024 and 2023 were as follows:

	Level 3 Balance at Beginning of Period	Level 3 Changes During the Period				Level 3 Balance at End of Period
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases, Sales and Settlements	Transfer in and/or out of Level 3
Three Months Ended March 31, 2024
Equity securities	$735,638	$(51,009)	$12	$(8,888)	$(1,074)	$674,679
Loans receivable at fair value	532,419	(12,130)	3,089	(70,882)	—	452,496
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	5,835	—	293	(527)	—	5,601
Contingent consideration	27,985	1,407	—	(70)	—	29,322

Three Months Ended March 31, 2023
Equity securities	$368,465	$(9,016)	$—	$6,487	$(6,895)	$359,041
Loans receivable at fair value	701,652	43,459	231	26,743	—	772,085
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	—	308	(302)	—	4,654
Contingent consideration	31,046	(3,447)	—	1,285	—	28,884
(1) - Fair value adjustments represent realized and unrealized gains (losses) of which $(10,390) relating to equity securities and $(12,130) relating to loans receivable, at fair value were included in trading income (loss) and fair value adjustments on loans and $(40,619) relating to equity securities were included in realized and unrealized gains (losses) on investments in the condensed consolidated statement of operations during the three months ended March 31, 2024. Fair value adjustments represent realized and unrealized gains (losses) of which $(12) relating to equity securities and $43,459 relating to loans receivable, at fair value were included in trading income (loss) and fair value adjustments on loans and $(9,004) relating to equity securities were included in realized and unrealized gains (losses) on investments in the condensed consolidated statement of operations during the three months ended March 31, 2023.
The amount reported in the table above during the three months ended March 31, 2024 and 2023 included the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of March 31, 2024 and December 31, 2023, the senior notes payable had a carrying amount of $1,553,616 and $1,668,021, respectively, and fair value of $1,038,272 and $1,127,503, respectively. The aggregate carrying amount of the Company's notes payable, revolving credit facility, and term loans of $632,784 and $688,343 as of March 31, 2024 and December 31, 2023, respectively, approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.
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

The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023. These investments were measured due to an observable price change or impairment during the periods below.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2024
Investments in nonpublic entities that do not report NAV	$3,424	$—	$3,424	$—
As of December 31, 2023
Investments in nonpublic entities that do not report NAV	$1,628	$—	$1,602	$26
(k) Foreign Currency Translation
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction gains were $2,268 and losses were $234 during the three months ended March 31, 2024 and 2023, respectively. These amounts were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(l) Equity Method Investment
As of March 31, 2024 and December 31, 2023, an equity investment that is accounted for under the equity method of accounting had a carrying value of $2,046 and $2,087, respectively, which is included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees included in income (loss) from equity investments was $(4) and $(10) during the three months ended March 31, 2024 and 2023, respectively, in the accompanying condensed consolidated statements of operations.
bebe stores, inc.
As of March 31, 2023, the Company owned a 41.3% ownership interest in bebe. This was accounted for under the equity method of accounting and the Company had no income from this equity investment during the three months ended March 31, 2023. On October 6, 2023, the Company purchased an additional 3,700,000 shares of bebe for an aggregate purchase price of $18,500, resulting in an increase in the Company's ownership interest to 76.2%. The purchase of these additional shares resulted in the Company having a majority voting interest in bebe and the consolidation of bebe financial results for periods subsequent to October 6, 2023.
(m) Supplemental Non-cash Disclosures
During the three months ended March 31, 2024, there was non-cash investing activity related to the receipt of a note receivable in the amount of $2,000 related to the sale of certain assets and $42,077 related to a loan receivable, at fair value that converted into equity securities. During the three months ended March 31, 2023, non-cash investing activities included $15,000 of notes receivable that converted into equity securities; $1,190 of loans receivable, at fair value, that was included in consideration paid for the purchase of the Lingo noncontrolling interest; and $2,111 of common stock issued as part of the purchase price consideration for a business acquisition. During the three months ended months ended March 31, 2023, non-cash financing activities also included $7,000 in seller financing related to the purchase of the Lingo noncontrolling interest.

(n) Variable Interest Entities
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
On August 21, 2023, in connection with the FRG take-private transaction, one of the Company's subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Borrower”) entered into an amended and restated a promissory note as discussed further in Note 2(h) and 2(i) above. The Company was not involved in the design of the Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Borrower that significantly impact the economics of the Borrower. Since the Company does not have the power to direct the activities of the Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Borrower. The promissory note is included in loans receivable, at fair value in the Company’s consolidated financial statements and is a variable interest in accordance with the accounting guidance. As of March 31, 2024 and December 31, 2023, the maximum amount of loss exposure to the VIE was $215,477 and $209,395, respectively.
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
Placement agent fees attributable to such arrangements were $372 and zero during the three months ended March 31, 2024 and 2023, respectively, and were included in services and fees in the condensed consolidated statements of operations.
The carrying amounts included in the Company’s condensed consolidated balance sheets related to variable interests in VIEs that were not consolidated is shown below.

	March 31, 2024	December 31, 2023
Securities and other investments owned, at fair value	$14,538	$28,573
Loans receivable, at fair value	247,115	250,801
Other assets	17,594	11,418
Maximum exposure to loss	$279,247	$290,792

B. Riley Principal 250 Merger Corporation (“BRPM”)
In 2021, the Company along with BRPM 250, a newly formed special purpose acquisition company incorporated as a Delaware corporation, consummated the initial public offering of 17,250,000 units of BRPM 250. Each Unit of BRPM 250 consisted of one share of class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of BRPM 250 class A common stock at an exercise price of $11.50 per share. The BRPM 250 Units were each sold at a price of $10.00 per unit, generating gross proceeds to BRPM 250 of $172,500. These proceeds were deposited in a trust account established for the benefit of the BRPM 250 class A public shareholders and was included in prepaid expenses and other assets in the condensed consolidated balance sheets. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of BRPM 250. Under the terms of the BRPM 250 initial public offering, BRPM 250 was required to consummate a business combination transaction within 24 months (or 27 months under certain circumstances) of the completion of its initial public offering.
In connection with the completion of the initial public offering of BRPM 250, the Company invested in the private placement units of BRPM 250. BRPM 250 was determined to be a VIE because it did not have enough equity at risk to finance its activities without additional subordinated financial support. The Company had determined that the class A shareholders of BRPM 250 do not have substantive rights as shareholders of BRPM 250 since these equity interests are determined to be temporary equity. As such, the Company had determined that it is the primary beneficiary of BRPM 250 as it has the right to receive benefits or the obligation to absorb losses, as well as the power to direct a majority of the activities that significantly impact BRPM 250’s economic performance. Since the Company is determined to be the primary beneficiary, BRPM 250 was consolidated into the Company’s financial statements.
On April 21, 2023, the Board of Directors of BRPM 250 approved a plan to redeem all of the outstanding shares of Class A common stock of BRPM 250, effective as of May 4, 2023. The BRPM 250 Class A public shares were deemed cancelled on May 4, 2023, and the funds held in trust were used to fund the corresponding redemption amounts to the BRPM 250 Class A shareholders and BRPM 250 was no longer a VIE.
(o) Recent Accounting Standards
Not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. The amendments in this update improve income tax disclosure requirements related to the transparency of rate reconciliation and income taxes paid disclosures and the effectiveness and comparability of disclosures of pretax income (or loss) and income tax expense (or benefit). The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The update should be applied on a prospective basis. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.

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
NOTE 3 — ACQUISITIONS
2024 Acquisitions
On May 3, 2024, one of the Company’s wholly owned subsidiaries completed the acquisition of Nogin for a total purchase consideration of approximately $59,000, which consisted of $37,700 in DIP financing (see Note 2(h)) and an additional $21,300 in cash consideration. To fund the $21,300 in cash consideration, contemporaneous with the closing, the acquired company issued $15,000 of convertible debt. The impact of the consolidation of Nogin’s financial statements is not expected to be material to the Company’s financial position or operating results. Since the controlling interest was acquired subsequent to quarter end, the Company believes the disclosure of pro forma financial information is impracticable because the financial information and valuation reports needed to account for the acquisition and prepare unaudited pro forma financial information has not been made available to the Company as of the reporting date.

2023 Acquisitions
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

The unaudited pro-forma financial information for the three months ended March 31, 2023 in the table below summarizes the results of operations of the Company and the equity investment in Freedom VCM as though the acquisition of the approximately 31% equity investment on August 21, 2023 had occurred as of the beginning of the year on January 1, 2023. The pro-forma financial information presented includes the effects of the common stock offering in July 2023 and adjustments related to additional interest expense from borrowings that the Company used to finance the acquisition of the equity interest. The Company has elected to account for the acquisition of the equity investment under the fair value option and any changes in fair value of the equity investment during future periods will be recorded in the consolidated statements of operations.

The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of the equity investment had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

Pro Forma (unaudited)
Three Months Ended March 31, 2023

Revenues	$432,090
Net income attributable to B. Riley Financial, Inc.	$14,870
Net income attributable to common shareholders	$12,858

Basic income per share	$0.42
Diluted income per share	$0.41

Weighted average basic shares outstanding	30,676,246
Weighted average diluted shares outstanding	31,604,344
NOTE 4 — RESTRUCTURING CHARGE
During the three months ended March 31, 2024, the Company recognized restructuring charges of $789 primarily related to reorganization and consolidation activities in the Communications segment and Consumer Products segment, which consisted of reductions in workforce.

During the three months ended March 31, 2023, the Company recognized restructuring charges of $93 primarily related to reorganization and consolidation activities in the Wealth Management segment and Communications segment, which consisted of reductions in workforce and facility closures.

The following tables summarize the changes in accrued restructuring charge during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$2,542	$2,335
Restructuring charge	789	93
Cash paid	(1,835)	(438)
Non-cash items	(29)	6
Balance, end of period	$1,467	$1,996
The following table summarizes the restructuring activities by reportable segment during the three months ended March 31, 2024 and 2023.

	Wealth Management	Communications	Consumer Products	Total
Restructuring charges for the three months ended March 31, 2024:
Employee termination	$—	$263	$526	$789
Total restructuring charge	$—	$263	$526	$789

Restructuring charges for the three months ended March 31, 2023:
Employee termination	$—	$60	$—	$60
Facility closure and consolidation	33	—	—	33
Total restructuring charge	$33	$60	$—	$93
NOTE 5 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2024 and December 31, 2023:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of March 31, 2024
Securities borrowed	$2,050,079	$—	$2,050,079	$2,050,079	$—
Securities loaned	$2,041,169	$—	$2,041,169	$2,041,169	$—
As of December 31, 2023
Securities borrowed	$2,870,939	$—	$2,870,939	$2,870,939	$—
Securities loaned	$2,859,306	$—	$2,859,306	$2,859,306	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Remaining contractual maturity		Remaining contractual maturity
	Overnight and continuous	Total	Overnight and continuous	Total
Securities lending transactions
Corporate securities - fixed income	$188,168	$188,168	$283,809	$283,809
Equity securities	1,847,793	1,847,793	2,575,919	2,575,919
Non-US sovereign debt	14,118	14,118	11,211	11,211
Total borrowings	$2,050,079	$2,050,079	$2,870,939	$2,870,939

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
NOTE 6 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	March 31, 2024	December 31, 2023
Accounts receivable	$115,438	$109,725
Investment banking fees, commissions and other receivables	15,481	13,110
Total accounts receivable	130,919	122,835
Allowance for credit losses	(7,122)	(7,339)
Accounts receivable, net	$123,797	$115,496
Additions and changes to the allowance for credit losses consist of the following:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$7,339	$3,664
Add: Additions to reserve	436	3,173
Less: Write-offs	(653)	(488)
Less: Recovery	—	(25)
Balance, end of period	$7,122	$6,324

NOTE 7 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	March 31, 2024	December 31, 2023
Inventory	$105,397	$110,482
Equity method investments	2,046	2,087
Prepaid expenses	21,041	24,813
Unbilled receivables	16,097	13,402
Other receivables	52,233	39,001
Other assets	49,588	47,542
Prepaid expenses and other assets	$246,402	$237,327
Unbilled receivables represent the amount of contractual reimbursable costs and fees for services performed in connection with fee and service based contracts in the Auction and Liquidation segment, mobile handsets in the Communications segment, and consulting related engagements in the Financial Consulting segment. Other receivables primarily consist of interest receivables on loans and loans receivables that are held at cost. Other assets primarily consist of deposits, real estate held for investment, deferred financing costs, and finance lease assets.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $471,636 and $472,326 as of March 31, 2024 and December 31, 2023, respectively.
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Balance as of December 31, 2023	$162,018	$51,195	$1,975	$33,310	$193,867	$26,681	$3,280	$472,326
Other	(532)	—	—	(158)	—	—	—	(690)
Balance as of March 31, 2024	$161,486	$51,195	$1,975	$33,152	$193,867	$26,681	$3,280	$471,636
During the three months ended March 31, 2024, the changes in goodwill included $(158) of foreign currency translation amounts and $(532) related to the sale of certain assets.

Intangible assets consisted of the following:

		As of March 31, 2024			As of December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1.0 to 16 Years	$270,398	$(123,943)	$146,455	$272,399	$(117,228)	$155,171
Domain names	7 years	176	(173)	3	185	(183)	2
Advertising relationships	8 years	100	(96)	4	100	(94)	6
Internally developed software and other intangibles	0.5 to 10 Years	28,985	(20,481)	8,504	28,985	(19,613)	9,372
Trademarks	3 to 10 Years	20,817	(8,708)	12,109	20,821	(8,133)	12,688
Total		320,476	(153,401)	167,075	322,490	(145,251)	177,239

Non-amortizable assets:
Tradenames		144,775	—	144,775	144,775	—	144,775
Total intangible assets		$465,251	$(153,401)	$311,850	$467,265	$(145,251)	$322,014
Amortization expense was $8,996 and $10,473 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, estimated future amortization expense was $24,664, $30,002, $26,874, $24,648, and $21,161 for the years ended December 31, 2024 (remaining nine months), 2025, 2026, 2027 and 2028, respectively. The estimated future amortization expense after December 31, 2028 was $39,726.
NOTE 9 — NOTES PAYABLE
Asset Based Credit Facility
The Company is party to a credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $18 during the three months ended March 31, 2024 and 2023. There was no outstanding balance on this credit facility as of March 31, 2024 and December 31, 2023. As of March 31, 2024, there were no open letters of credit outstanding. The Company is in compliance with all covenants in the asset based credit facility as of March 31, 2024.
Other Notes Payable

As of March 31, 2024 and December 31, 2023, the outstanding balance for the other notes payable was $14,325 and $19,391, respectively. Interest expense was $144 and $174 during the three months ended March 31, 2024 and 2023, respectively. Notes payable primarily consisted of additional deferred cash consideration owed to the sellers of FocalPoint and a promissory note related to the Lingo minority interest purchase, which was paid in full on January 2, 2024.
NOTE 10 — TERM LOANS AND REVOLVING CREDIT FACILITY
Targus Credit Agreement
On October 18, 2022, the Company's subsidiary, Tiger US Holdings, Inc. (the “Borrower”), a Delaware corporation, among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28,000 term loan and a five-year $85,000 revolver loan, which was used to finance part of the acquisition of Targus. The final maturity date is October 18, 2027.
The Targus Credit Agreement is secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, the Company entered into Amendment No. 1 and Amendment No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio and the minimum earnings before interest, taxes, depreciation, and amortization requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023, respectively. The Company is in compliance with all financial covenants in the Targus Credit Agreement as of March 31, 2024.
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus an applicable margin of 5.75%. The revolver loan consists of base rate loans that bear interest on the outstanding principal amount equal to the base rate plus an applicable margin of 3.00% and term rate loans that bear interest on the outstanding principal amount equal to the revolver SOFR rate plus an applicable margin of 4.00%.
Principal outstanding for the term loan under the amended Targus Credit Agreement is due in quarterly installments. The quarterly installment on June 30, 2024 is in the amount of $1,400. Quarterly installments from September 30, 2024 to December 31, 2025 are in the amount of $2,100 per quarter and the remaining principal balance is due on March 31, 2026.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the term loan was $14,356 (net of unamortized debt issuance costs of $344) and $17,834 (net of unamortized debt issuance costs of $366), respectively, and the outstanding balance on the revolver loan was $22,197 and $43,801, respectively. Interest expense on these loans during the three months ended March 31, 2024 and 2023 was $1,360 (including amortization of deferred debt issuance costs of $184 and unused commitment fees of $27) and $1,843 (including amortization of deferred debt issuance costs of $154 and unused commitment fees of $19), respectively. The interest rate on the term loan was 11.16% and 10.20% and the interest rate on the revolver loan ranged between 9.19% and 11.50% and between 8.45% to 11.25% as of March 31, 2024 and December 31, 2023, respectively. The weighted average interest rate on the revolver loan was 9.77% and 8.53% as of March 31, 2024 and December 31, 2023, respectively.
Pathlight Credit Agreement
On September 23, 2022, the Company's subsidiary, BRRII, entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148,200 term loan. On January 12, 2023, Amendment No. 2 to the Pathlight Credit Agreement increased the term loan by an additional $78,296. On March 31, 2023, Amendment No. 3 to the Pathlight Credit Agreement increased the term loan by an additional $49,890. On August 21, 2023, in connection with the sale of all of the equity interests in BRRII to Freedom VCM Receivables as more fully described in Note 2(h), the Company was released from all obligations, guarantees and covenants related to the Pathlight Credit Agreement. The Company had been in compliance with all financial covenants in the Pathlight Credit Agreement.
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
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of March 31, 2024 and December 31, 2023, the interest rate on the Lingo Credit Agreement was 8.69% and 8.70%, respectively.
The Lingo Credit Agreement is guaranteed by the Company and Lingo's subsidiaries and secured by certain Lingo assets and equity interests as collateral defined in the Lingo Credit Agreement. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. The Company is in compliance with all financial covenants in the Lingo Credit Agreement as of March 31, 2024.
Principal outstanding is due in quarterly installments. The quarterly installments from June 30, 2024 to December 31, 2024 are in the amount of $2,738 per quarter, quarterly installments from March 31, 2025 to June 30, 2027 are in the amount of $3,650, and the remaining principal balance is due at final maturity on August 16, 2027.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the term loan was $60,442 (net of unamortized debt issuance costs of $695) and $63,153 (net of unamortized debt issuance costs of $722), respectively. Interest expense on the term loan during the three months ended March 31, 2024 was $1,472 (including amortization of deferred debt issuance costs of $70). Interest expense on the term loan during the three months ended March 31, 2023 was $1,561 (including amortization of deferred debt issuance costs of $75).
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe's credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25,000 five-year term loan with a maturity date of August 24, 2026 is included in the Company's long-term debt. The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 5.50% to 6.00% per annum, depending on the total fixed charge coverage ratio as defined in the bebe Credit Agreement. As of March 31, 2024 and December 31, 2023, the interest rate on the bebe Credit Agreement was 11.10% and 11.14%, respectively.
The bebe Credit Agreement is collateralized by a first lien on all bebe assets and pledges of capital stock including equity interests. The agreement contains certain covenants, including those limiting the borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires bebe to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. The Company is in compliance with all financial covenants in the bebe Credit Agreement as of March 31, 2024.
Principal outstanding is due in quarterly installments through June 30, 2026 in the amount of $313 per quarter and the remaining principal balance of $20,000 is due at final maturity on August 24, 2026.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the term loan was $22,240 (net of unamortized debt issuance costs of $573) and $22,487 (net of unamortized debt issuance costs of $638), respectively. Interest expense on the term loan during the three months ended March 31, 2024 was $713 (including amortization of deferred debt issuance costs of $65).
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
The Credit Agreement is secured on a first priority basis by a security interest in the equity interests of the Borrower and each of the Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the Borrower and the Guarantors. The borrowing base as defined in the Credit Agreement consists of a collateral pool that includes certain of the Company's loans receivables in the amount of $349,185 and $375,814 and investments in the amount of $658,627 and $786,714 as of March 31, 2024 and December 31, 2023, respectively. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. The Company is in compliance with all financial covenants in the Credit Agreement as of March 31, 2024.
Commencing on September 30, 2023, the New Term Loan Facility began to amortize in equal quarterly installments of 0.625% of the principal amount of the term loan as of the closing date with the remaining balance due at final maturity on August 21, 2027. Quarterly installments from June 30, 2024 to June 30, 2027 are in the amount of $3,125 per quarter.

As of March 31, 2024 and December 31, 2023, the outstanding balance on the term loan was $456,121 (net of unamortized debt issuance costs of $17,629) and $475,056 (net of unamortized debt issuance costs of $18,694), respectively. Interest expense on the term loan during the three months ended March 31, 2024 and 2023 was $14,984 (including amortization of deferred debt issuance costs of $1,065) and $7,300 (including amortization of deferred debt issuance costs of $527), respectively. The interest rate on the term loan as of March 31, 2024 and December 31, 2023 was 11.31% and 11.37%, respectively.
The Company had an outstanding balance of zero under the revolving facility as of March 31, 2024 and December 31, 2023. Interest on the revolving facility during the three months ended March 31, 2024 and 2023 was $497 (including unused commitment fees of $245 and amortization of deferred financing costs of $252) and $1,956 (including amortization of deferred financing costs of $150), respectively. The interest rate on the revolving facility as of March 31, 2024 and December 31, 2023 was 11.37%.
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
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of March 31, 2024.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of March 31, 2024 and December 31, 2023, the interest rate on the BRPAC Credit Agreement was 8.44% and 8.46%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. The quarterly installments from June 30, 2024 to December 31, 2026 are in the amount of $3,485 per quarter, the quarterly installment on March 31, 2027 is in the amount of $2,614, and the remaining principal balance is due at final maturity on June 30, 2027.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the term loan was $43,103 (net of unamortized debt issuance costs of $462) and $46,621 (net of unamortized debt issuance costs of $429), respectively.

Interest expense on the term loan during the three months ended March 31, 2024 and 2023 was $1,060 (including amortization of deferred debt issuance costs of $57) and $1,443 (including amortization of deferred debt issuance costs of $74), respectively.
NOTE 11 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	March 31, 2024	December 31, 2023
6.750% Senior notes due May 31, 2024	$25,000	$140,492
6.375% Senior notes due February 28, 2025	146,432	146,432
5.500% Senior notes due March 31, 2026	217,440	217,440
6.500% Senior notes due September 30, 2026	180,532	180,532
5.000% Senior notes due December 31, 2026	324,714	324,714
6.000% Senior notes due January 31, 2028	266,058	266,058
5.250% Senior notes due August 31, 2028	405,483	405,483
	1,565,659	1,681,151
Less: Unamortized debt issuance costs	(12,043)	(13,130)
	$1,553,616	$1,668,021
The Company issued no senior notes during the three months ended March 31, 2024 and 2023. The maturity dates of senior notes ranged from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
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
On May 1, 2024, the Company announced that it has called for the full redemption equal to $25,000 aggregate principal amount of its 6.75% Senior Notes due 2024 (the “6.75% 2024 Notes”) on May 31, 2024. The redemption price is equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the Redemption Date, as set forth in each notice of redemption delivered to noteholders on May 1, 2024.
As of March 31, 2024 and December 31, 2023, total senior notes outstanding was $1,553,616 (net of unamortized debt issue costs of $12,043) and $1,668,021 (net of unamortized debt issue costs of $13,130), respectively, with a weighted average interest rate of 5.63% and 5.71%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $24,438 and $26,227 during the three months ended March 31, 2024 and 2023, respectively.
NOTE 12 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued payroll and related expenses	$59,883	$77,394
Dividends payable	18,012	18,929
Income taxes payable	17	819
Other tax liabilities	13,817	13,941
Contingent consideration	29,322	27,986
Accrued expenses	58,519	63,026
Other liabilities	73,583	71,098
Accrued expenses and other liabilities	$253,153	$273,193
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
NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by the Company's six reportable operating segments and the All Other category during the three months ended March 31, 2024 and 2023 was as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Revenues for the three months ended March 31, 2024
Corporate finance, consulting and investment banking fees	$50,163	$—	$—	$22,984	$—	$—	$—	$73,147
Wealth and asset management fees	1,056	46,057	—	—	—	—	—	47,113
Commissions, fees and reimbursed expenses	6,256	3,887	2,580	12,101	—	—	—	24,824
Subscription services	—	—	—	—	79,738	—	—	79,738
Service contract revenues	—	—	980	—	—	—	—	980
Sale of goods	—	—	2,220	—	1,296	51,522	615	55,653
Advertising, licensing and other	—	—	—	—	1,332	—	26,059	27,391
Total revenues from contracts with customers	57,475	49,944	5,780	35,085	82,366	51,522	26,674	308,846

Interest income - Loans and securities lending	59,944	—	—	—	—	—	—	59,944
Trading (losses) gains on investments	(18,267)	600	—	—	—	—	—	(17,667)
Fair value adjustment on loans	(12,201)	—	—	—	—	—	—	(12,201)
Other	2,872	1,238	—	—	—	—	—	4,110
Total revenues	$89,823	$51,782	$5,780	$35,085	$82,366	$51,522	$26,674	$343,032

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Revenues for the three months ended March 31, 2023
Corporate finance, consulting and investment banking fees	$39,149	$—	$—	$14,515	$—	$—	$—	$53,664
Wealth and asset management fees	664	43,310	—	—	—	—	—	43,974
Commissions, fees and reimbursed expenses	9,218	3,928	5,444	10,495	—	—	—	29,085
Subscription services	—	—	—	—	83,008	—	—	83,008
Sale of goods	—	—	216	—	1,867	65,694	—	67,777
Advertising, licensing and other	—	—	—	—	2,044	—	13,582	15,626
Total revenues from contracts with customers	49,031	47,238	5,660	25,010	86,919	65,694	13,582	293,134

Interest income - Loans and securities lending	77,186	—	—	—	—	—	—	77,186
Trading gains on investments	7,020	1,272	—	—	—	—	—	8,292
Fair value adjustment on loans	43,276	—	—	—	—	—	—	43,276
Other	8,898	1,304	—		—	—	—	10,202
Total revenues	$185,411	$49,814	$5,660	$25,010	$86,919	$65,694	$13,582	$432,090
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $123,797 and $115,496 as of March 31, 2024 and December 31, 2023, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2024 and 2023. The Company also has $16,097 and $13,402 of unbilled receivables included in prepaid expenses and other assets as of March 31, 2024 and December 31, 2023, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of March 31, 2024 and

December 31, 2023 was $68,643 and $71,504, respectively. The Company expects to recognize the deferred revenue of $68,643 as of March 31, 2024 as service and fee revenues when the performance obligation is met during the years ended December 31, 2024 (remaining nine months), 2025, 2026, 2027 and 2028 in the amount of $44,986, $11,438, $5,415, $2,452, and $1,431, respectively. The Company expects to recognize the deferred revenue of $2,921 after December 31, 2028.
During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $21,297 and $22,502 that was recorded as deferred revenue at the beginning of the respective year.
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
The capitalized costs to fulfill a contract were $7,338 and $8,131 as of March 31, 2024 and December 31, 2023, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, the Company recognized expenses of $1,537 and $1,015 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended March 31, 2024 and 2023.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of March 31, 2024. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of March 31, 2024.
NOTE 14 — INCOME TAXES
The Company’s effective income tax rate was a benefit of 26.3% for the three months ended March 31, 2024 as compared to a provision of 32.4% for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company had a loss before income taxes of $65,044 and a benefit from income taxes of $17,090 resulting from the impact of items that are not tax deductible. The change in the effective tax rate compared to the prior year is primarily due to the impact of items that are not tax deductible on the loss of $65,044 before income taxes.
As of March 31, 2024, the Company had federal net operating loss carryforwards of $46,384 and state net operating loss carryforwards of $64,247, respectively. In addition one of the Company’s majority-owned subsidiaries that is not included in the Company’s consolidated federal has federal net operating loss carryforwards of $298,416 and state net operating loss carryforwards of $225,585 available to utilize against future taxable income of the majority-owner subsidiary. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2033 through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing in December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2024, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided a valuation allowance. The Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to capital loss carryforwards and has provided a valuation allowance in the amount of $41,751 against these deferred tax assets.
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
NOTE 15 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Remeasurements to the carrying value of the redeemable noncontrolling interests in equity of subsidiaries are not deemed to be a dividend. According to ASC 480 - Distinguishing Liabilities from Equity, there is no impact on earnings per share in the computation of basic and diluted earnings per share to common shareholders for changes in the carrying value of the redeemable noncontrolling interests in equity, when such changes in carrying value which in substance approximates fair value.
Securities that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share were 3,282,390 and 1,999,273 during the three months ended March 31, 2024 and 2023, respectively, because to do so would have been anti-dilutive.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2024	2023
Net (loss) income attributable to B. Riley Financial, Inc.	$(49,165)	$17,155
Preferred stock dividends	(2,015)	(2,012)
Net (loss) income available to common shareholders	$(51,180)	$15,143

Weighted average common shares outstanding:
Basic	29,989,584	28,585,337
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	928,098
Diluted	29,989,584	29,513,435

Basic (loss) income per common share	$(1.71)	$0.53
Diluted (loss) income per common share	$(1.71)	$0.51

NOTE 16 — COMMITMENTS AND CONTINGENCIES
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

On May 2, 2024, a putative class action was filed by Ted Donaldson in the Superior Court for the State of California, County of Los Angeles on behalf of all persons who acquired the Company’s senior notes pursuant to the shelf registration statement filed with the SEC on Form S-3 dated January 28, 2021, and the prospectuses filed and published on August 4, 2021 and December 2, 2021 (the “Note Offerings”). The action asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933, as amended, against the Company, certain of the Company's officers and directors, and the underwriters of the Note Offerings. The complaint alleges that defendants knew or should have known that Brian Kahn was engaged in illegal activities, including an alleged conspiracy to commit fraud. The Company believes these claims are meritless and intends to defend this action.

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
(b) Babcock & Wilcox Commitments and Guarantees
On January 18, 2024, the Company entered into a guaranty (the “Axos Guaranty”) in favor of (i) Axos Bank, in its capacity as administrative agent (the “Administrative Agent”) for the secured parties under that certain credit agreement, dated as of January 18, 2024, among Babcock & Wilcox Enterprises, Inc. (“B&W”), the guarantors party thereto, the lenders party thereto and the Administrative Agent (the “B&W Axos Credit Agreement”), and (ii) the secured parties. Subject to the terms and conditions of the Axos Guaranty, the Company has guaranteed certain obligations of B&W (subject to certain limitations) under the B&W Axos Credit Agreement, including the obligation to repay outstanding loans and letters of credit and to pay earned interest, fees costs and expenses of enforcing the Axos Guaranty, provided however, that the Company’s obligations with respect to the principal amount of credit extensions and unreimbursed letter of credit obligations under the B&W Axos Credit Agreement shall not at any time exceed $150,000 in the aggregate, which is the maximum potential amount of future payments under the guaranty. In consideration for the agreements and commitments under the Axos Guaranty and pursuant to a separate fee and reimbursement agreement, B&W has agreed to pay the Company a fee equal to 2.00% of the aggregate revolving commitments (as defined in the B&W Axos Credit Agreement) under the B&W Axos Credit Agreement, payable quarterly and, at B&W’s election, in cash in full or 50% in cash and 50% in the form of penny warrants.
On June 30, 2021, the Company agreed to guaranty (the “Cash Collateral Provider Guaranty”) up to $110,000 of obligations that B&W may owe to providers of cash collateral pledged in connection with a debt financing for B&W. The Cash Collateral Provider Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of B&W’s obligations under a reimbursement agreement with respect to such cash collateral. B&W will pay the Company $935 per annum in connection with the Cash Collateral Provider Guaranty. B&W has agreed to reimburse the Company to the extent the Cash Collateral Provider Guaranty is called upon. As of December 31, 2023, the Cash Collateral Provider Guaranty was in respect of up to $90,000 of B&W obligations after B&W made paydowns of $10,000 during the year ended December 31, 2023. As of March 31, 2024, the Cash Collateral Provider Guaranty was in respect of up to $67,500 of B&W obligations after B&W made paydowns of $22,500 during the three months ended March 31, 2024.
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

NOTE 17 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the 2021 Stock Incentive Plan (the “2021 Plan”), share-based compensation expense for restricted stock units under the Company’s 2021 Plan was $8,374 and $13,312 during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, in connection with employee stock incentive plans, the Company granted 1,223,263 restricted stock units with a grant date fair value of $16,181. During the three months ended March 31, 2023, in connection with employee stock incentive plans, the Company granted 502,824 restricted stock units with a grant date fair value of $19,338. The restricted stock units generally vest over a period of one to five years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the two to three-year period following the grant. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), share based compensation was $237 and $298 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there were 236,949 shares reserved for issuance under the Purchase Plan.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2023, the Company repurchased 1,452,831 shares of its common stock for $53,688, which represents an average price of $36.95 per common share, respectively. The shares repurchased under the program are retired. In November 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of the Company's outstanding common shares and the reauthorized program expires in October 2024. Amounts purchased prior to November 2023 relate to the previously authorized share repurchase program. As of March 31, 2024 and December 31, 2023, $34,206 remains available for common share repurchases under the share repurchase program.
On July 28, 2023, the Company issued 2,090,909 shares of common stock through a public offering at a price of $55.00 per share for net proceeds of $114,507 after underwriting fees and costs.
On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC. The BR Brands Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brands Warrants immediately vested and became exercisable upon issuance, and the remaining two-thirds of warrants vested and became exercisable on the second anniversary of the closing, upon the BR Brands’ satisfaction of specified financial performance targets. The BR Brands warrants expire in February 2025. As of March 31, 2024 and 2023, 200,000 BR Brands warrants were outstanding. In April 2024, 200,000 shares of the Company's common stock were issued in connection with the exercise of warrants for cash in the amount of $653.
(d) Preferred Stock
During the three months ended March 31, 2024 and 2023, the Company issued zero depository shares of the Series A Preferred Stock. There were 2,834 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Total liquidation preference for the Series A Preferred Stock as of March 31, 2024 and December 31, 2023 was $70,854. Dividends on the Series A preferred paid during the three months ended March 31, 2024 and 2023 were $0.4296875 per depository share.

During the three months ended March 31, 2024 and 2023, the Company issued zero and 18 depository shares of the Series B Preferred Stock. There were 1,729 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Total liquidation preference for the Series B Preferred Stock as of March 31, 2024 and December 31, 2023 was $43,228. Dividends on the Series B preferred paid during the three months ended March 31, 2024 and 2023 were $0.4609375 per depository share.
NOTE 18 — NET CAPITAL REQUIREMENTS
BRS and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2024, BRS had net capital of $115,953, which was $112,151 in excess of required minimum net capital of $3,802; and BRWM had net capital of $13,996, which was $12,253 in excess of required minimum net capital of $1,743.
As of December 31, 2023, BRS had net capital of $134,561, which was $130,163 in excess of its required minimum net capital of $4,398; and BRWM had net capital of $12,328, which was $10,431 in excess of its required minimum net capital of $1,897.
NOTE 19 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds. Management fees from the Funds during the three months ended March 31, 2024 and 2023 totaled $115 and $210, respectively.
As of March 31, 2024 and December 31, 2023, amounts due from related parties of $92 and $172, respectively, were due from the Funds for management fees and other operating expenses. As of March 31, 2024 and December 31, 2023, amounts due to related parties were $1,763 and $2,731, respectively, of which $1,763 and $2,480, respectively, related to bebe’s rent to own stores which are franchised through Freedom VCM and consist of royalty fees, inventory purchases, marketing, and IT services. During the three months ended March 31, 2024, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,290 and inventory purchases by bebe from Freedom VCM totaled $3,539.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. During the three months ended March 31, 2024 and 2023, management fees paid for investment advisory services by Whitehawk were $1,237 and $1,142, respectively. On February 1, 2024, one of the Company's loans receivable with a principal amount of $4,521 was sold to a fund managed by Whitehawk for $4,584.
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
During the three months ended March 31, 2024 and 2023, the Company earned $610 and zero, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.

The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed above in Note 16 – Commitments and Contingencies.
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company had loans receivable due from The Arena Group Holdings, Inc. (fka the Maven, Inc.) (“Arena”) included in loans receivable, at fair value of $98,729 as of December 31, 2022. On August 31, 2023, the Arena loan was amended for an additional $6,000 loan receivable with interest payable at 10.0% per annum and a maturity date of December 31, 2026. Two of the Company's members of senior management were members of the board of directors of Arena. On December 1, 2023, the Company sold its equity interest in Arena for $16,576 at a gain of $3,315 and its outstanding loans receivable for $78,796 at a loss of $28,919. Following the completion of the sale, two of the Company's members of senior management resigned from the board of directors of Arena and Arena is no longer a related party. Interest income on the loan receivable was $2,829 during the three months ended March 31, 2023. There were no fees earned from Arena by the Company during the three months ended March 31, 2023.
Applied Digital
On May 20, 2023, the Company entered into a loan agreement with Applied Digital (“APLD”). The chief executive officer of APLD was also a member of senior management of the Company. As of December 31, 2023, APLD had paid off its outstanding loan receivable balance with the Company, and the Company had an unfunded loan commitment with APLD of $5,500. On February 5, 2024, the loan was terminated and no commitments remain.
California Natural Resources Group, LLC.
California Natural Resources Group, LLC (“CalNRG”) is a related party as a result of the Company's approximately 25.0% equity ownership. As of March 31, 2024, the Company has guaranteed CalNRG’s obligations, up to $3,830, under the CalNRG Credit Facility.
Freedom VCM Holdings, LLC
On May 10, 2023, the Company entered into certain agreements pursuant to which the Company had, among other things, agreed to provide certain equity funding and other support as part of the FRG take-private transaction as previously discussed in Note 2(i). The Company entered into an Equity Commitment Letter with Freedom VCM, pursuant to which the Company agreed to provide up to $560,000 in equity financing at or prior to the closing of the FRG take-private transaction. On August 21, 2023, in connection with the completion of the FRG take-private transaction, the Company's obligations pursuant to the Equity Commitment Letter and Limited Guarantee were satisfied. Upon closing the acquisition on August 21, 2023, the Company was paid an equity commitment fee of $16,500 which is included in services and fees revenues. At the time of the Company's equity investment on August 21, 2023, the Company's chief executive officer became a member of the board of directors of Freedom VCM.
On August 21, 2023, the Company purchased an equity interest in Freedom VCM for $216,500, which resulted in a total equity interest of $281,144 and a 31% voting interest and representation on the board of directors of Freedom VCM as part of the FRG take-private transaction as previously discussed in Note 2(i). As part of the FRG take-private transaction, certain members of management of Freedom VCM, which are related parties to Freedom VCM, exchanged their equity interest in FRG for a combined 35% voting interest in Freedom VCM, of which Mr. Kahn and his wife and one of Mr. Kahn’s affiliates comprised 32%. The Company has a first priority security interest in a 25% equity interest of Mr. Kahn (who was also CEO and a board member of Freedom VCM) in Freedom VCM to secure the loan to an affiliate of Mr. Kahn as more fully described in Note 2(h).
In connection with the FRG take-private transaction, all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to Freedom VCM Receivables (a subsidiary of Freedom VCM), for a purchase price of $58,872 which resulted in a loss of $78 on August 21, 2023. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 10 and as consideration for the purchase price, the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033. Payments of principal and interest on the note are limited solely to the performance of certain receivables held by BRRII. Principal and interest is payable based on the collateral without recourse to Freedom VCM Receivables, which includes the performance of certain consumer credit receivables. This loan receivable was measured at fair value in the amount of $42,482 and $42,183 as of March 31, 2024 and December 31, 2023. Interest income on the loan receivable was $2,154 during the three months ended March 31, 2024.

As more fully described in Note 2(h), the Company also has a related party loan receivable with a fair value of approximately $15,868 and $20,624 at March 31, 2024 and December 31, 2023 from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) that is collateralized by consumer finance receivables of Badcock. These consumer finance receivables were acquired from Badcock in multiple purchases beginning in December 2021. On December 18, 2023, Badcock was sold by Freedom VCM to Conn’s and the Company loaned Conn’s $108,000 which bears interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on February 20, 2027. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. Badcock now operates as a wholly owned subsidiary of Conn’s. During the three months ended March 31, 2024, interest income on these loans totaled $4,151. These loan receivables are reported as related party loan receivables due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023.
Vintage Capital Management - Brian Kahn
Simultaneously with the completion of the FRG take-private transaction, one of our subsidiaries and VCM, an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes our subsidiary the aggregate principal amount of $200,506 and bears interest at the rate of 12.00% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of August 21, 2023. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was $197,782 and $232,065 as of March 31, 2024 and December 31, 2023, respectively. In light of the Company’s determination that the repayment of the Amended and Restated Note will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral provided by Mr. Kahn and his spouse being in Freedom VCM equity interests, the Company has determined that both VCM and Mr. Kahn are related parties as of March 31, 2024 and December 31, 2023.
Torticity, LLC
On November 2, 2023, the Company loaned $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. Interest income was $1,209 during the three months ended March 31, 2024. One of the Company's members of senior management is on the board of directors of Torticity. The loan receivable had a fair value of $16,475 and $6,791 as of March 31, 2024 and December 31, 2023, respectively, and is included in the Company's loans receivable, at fair value in the condensed consolidated balance sheets.
Kanaci Technologies, LLC
On November 21, 2023, the Company loaned $10,000 to Kanaci Technologies, LLC (“Kanaci”), of which $4,000 was drawn upon with $6,000 remaining, with interest payable of 15.0% per annum and a maturity date of June 30, 2026. Interest income was $368 during the three months ended March 31, 2024. In June 2023, one of the Company's members of senior management was appointed to the board of directors of Kanaci. The loan receivable had a fair value of $7,914 and $3,904 as of March 31, 2024 and December 31, 2023, respectively, and is included in the Company's loans receivable, at fair value in the condensed consolidated balance sheets.
Other
On March 10, 2023, the Company sold a loan receivable including accrued interest in the amount of $7,600 to two related parties. BRC Partners Opportunity Fund, LP (“BRCPOF”) purchased $3,519 of the loan receivable including accrued interest and 272 Capital L.P. (“272LP”) purchased $4,081 of the loan receivable including accrued interest; both of the partnerships are private equity funds managed at the time of the transaction by one of the Company’s subsidiaries. Our executive officers and members of our board of directors have 58.2% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 24.9% in the BRCPOF as of March 31, 2024 and December 31, 2023. Our executive officers and members of our board of directors had a 15.3% financial interest in the 272LP as of December 31, 2023.
On February 5, 2024, the Company sold its interest in 272LP and 272 Advisors, LLC for a promissory note of $2,000 plus additional revenue sharing up to $4,100, which is based on future management fees earned.

The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended March 31, 2024 and 2023, the Company earned $179 and $784 of fees related to these services, respectively.
NOTE 20 — BUSINESS SEGMENTS
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
As a result of the changes discussed above in the Consumer segment, the Company has recast the financial data for the Consumer Products segment and reporting of the All Other Category for all periods presented. The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended March 31,
	2024	2023
Capital Markets segment:
Revenues - Services and fees	$60,347	$57,929
Trading (loss) income and fair value adjustments on loans	(30,468)	50,296
Interest income - Loans and securities lending	59,944	77,186
Total revenues	89,823	185,411
Selling, general and administrative expenses	(53,224)	(65,711)
Interest expense - Securities lending and loan participations sold	(35,383)	(32,424)
Depreciation and amortization	(771)	(1,256)
Segment income	445	86,020
Wealth Management segment:
Revenues - Services and fees	51,182	48,542
Trading income and fair value adjustments on loans	600	1,272
Total revenues	51,782	49,814
Selling, general and administrative expenses	(49,048)	(47,322)
Restructuring charge	—	(33)
Depreciation and amortization	(1,055)	(1,086)
Segment income	1,679	1,373
Auction and Liquidation segment:
Revenues - Services and fees	3,560	5,444
Revenues - Sale of goods	2,220	216
Total revenues	5,780	5,660
Direct cost of services	(1,456)	(3,128)
Cost of goods sold	(788)	(52)
Selling, general and administrative expenses	(1,508)	(2,280)
Segment income	2,028	200
Financial Consulting segment:
Revenues - Services and fees	35,085	25,010
Selling, general and administrative expenses	(28,860)	(21,149)

Depreciation and amortization	(85)	(78)
Segment income	6,140	3,783
Communications segment:
Revenues - Services and fees	81,070	85,052
Revenues - Sale of goods	1,296	1,867
Total revenues	82,366	86,919
Direct cost of services	(48,819)	(44,733)
Cost of goods sold	(1,359)	(2,168)
Selling, general and administrative expenses	(17,918)	(22,544)
Restructuring charge	(263)	(60)
Depreciation and amortization	(5,957)	(6,631)
Segment income	8,050	10,783
Consumer Products segment:
Revenues - Sale of goods	51,522	65,694
Cost of goods sold	(36,880)	(45,406)
Selling, general and administrative expenses	(15,525)	(19,294)
Depreciation and amortization	(1,997)	(2,608)
Restructuring charge	(526)	—
Segment loss	(3,406)	(1,614)
Consolidated operating income from reportable segments	14,936	100,545
All Other:
Revenues - Services and fees	26,059	13,582
Revenues - Sale of goods	615	—
Total revenues	26,674	13,582
Direct cost of services	(10,851)	(6,536)
Cost of goods sold	(588)	—
Corporate and other expenses	(33,600)	(22,668)
Interest income	669	2,574
Dividend income	11,815	13,204
Realized and unrealized losses on investments	(29,545)	(28,442)
Change in fair value of financial instruments and other	314	(209)
Loss on equity investments	(4)	(10)
Interest expense	(44,864)	(47,561)
(Loss) income before income taxes	(65,044)	24,479
Benefit from (provision for) income taxes	17,090	(7,919)
Net (loss) income	(47,954)	16,560
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	1,211	(595)
Net (loss) income attributable to B. Riley Financial, Inc.	(49,165)	17,155
Preferred stock dividends	2,015	2,012
Net (loss) income available to common shareholders	$(51,180)	$15,143

The following table presents revenues by geographical area:

	Three Months Ended March 31,
	2024	2023
Revenues
Revenues - Services and fees
North America	$256,730	$234,930
Europe	573	629
Total Revenues - Services and fees	257,303	235,559

Trading income and fair value adjustments on loans
North America	(29,868)	51,568

Revenues - Sale of goods
North America	28,894	37,947
Australia	2,624	3,459
Europe, Middle East, and Africa	16,017	17,428
Asia	6,354	6,224
Latin America	1,764	2,719
Total Revenues - Sale of goods	55,653	67,777

Revenues - Interest income - Loans and securities lending
North America	59,944	77,186

Total Revenues
North America	315,700	401,631
Australia	2,624	3,459
Europe, Middle East, and Africa	16,590	18,057
Asia	6,354	6,224
Latin America	1,764	2,719
Total Revenues	$343,032	$432,090
The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	March 31, 2024	December 31, 2023
Long-lived Assets - Property and Equipment, net:
North America	$23,596	$24,594
Europe	352	396
Asia Pacific	125	133
Australia	73	83
Total	$24,146	$25,206
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
Recent Developments
Great American Group Strategic Alternatives Review. On February 29, 2024, we announced that we had retained Moelis & Company LLC as an independent financial advisor to assist in our review of strategic alternatives for our Appraisal and Valuation Services, and Retail, Wholesale & Industrial Solutions businesses (collectively formerly known as “Great American Group”), which could include a potential sale or other transaction. If a potential transaction were to be consummated, we anticipate that proceeds may be used in a variety of ways including de-levering our balance sheet, repurchasing shares and bonds in the open market, and investing in the platform and in particular, B. Riley Securities, Inc. (“BRS”). Moelis & Company LLC and the Company have started the strategic review process and began a solicitation of interest process in April 2024. There can be no assurances that we will complete, or as to the terms of, any such potential transaction.
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
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities, and reported amounts of revenue and expense during the reporting period. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting estimates represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting estimates, which include fair value measurements, goodwill and other intangible assets, and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenues:
Services and fees	$257,303	$235,559	$21,744	9.2%
Trading (loss) income and fair value adjustments on loans	(29,868)	51,568	(81,436)	(157.9)%
Interest income - Loans and securities lending	59,944	77,186	(17,242)	(22.3)%
Sale of goods	55,653	67,777	(12,124)	(17.9)%
Total revenues	343,032	432,090	(89,058)	(20.6)%
Operating expenses:
Direct cost of services	61,126	54,397	6,729	12.4%
Cost of goods sold	39,615	47,626	(8,011)	(16.8)%
Selling, general and administrative expenses	209,548	212,627	(3,079)	(1.4)%
Restructuring charge	789	93	696	n/m
Interest expense - Securities lending and loan participations sold	35,383	32,424	2,959	9.1%
Total operating expenses	346,461	347,167	(706)	(0.2)%
Operating (loss) income	(3,429)	84,923	(88,352)	(104.0)%
Other income (expense):
Interest income	669	2,574	(1,905)	(74.0)%
Dividend income	11,815	13,204	(1,389)	(10.5)%
Realized and unrealized losses on investments	(29,545)	(28,442)	(1,103)	3.9%
Change in fair value of financial instruments and other	314	(209)	523	n/m
Loss from equity investments	(4)	(10)	6	(60.0)%
Interest expense	(44,864)	(47,561)	2,697	(5.7)%
(Loss) income before income taxes	(65,044)	24,479	(89,523)	n/m
Benefit from (provision for) income taxes	17,090	(7,919)	25,009	n/m
Net (loss) income	(47,954)	16,560	(64,514)	n/m
Net income (loss) attributable to noncontrolling interests	1,211	(595)	1,806	n/m
Net (loss) income attributable to B. Riley Financial, Inc.	(49,165)	17,155	(66,320)	n/m
Preferred stock dividends	2,015	2,012	3	0.1%
Net (loss) income available to common shareholders	$(51,180)	$15,143	$(66,323)	n/m

n/m - Not applicable or not meaningful.
Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenues - Services and fees:
Capital Markets segment	$60,347	$57,929	$2,418	4.2%
Wealth Management segment	51,182	48,542	2,640	5.4%
Auction and Liquidation segment	3,560	5,444	(1,884)	(34.6)%
Financial Consulting segment	35,085	25,010	10,075	40.3%
Communications segment	81,070	85,052	(3,982)	(4.7)%
All Other	26,059	13,582	12,477	91.9%
Subtotal	257,303	235,559	21,744	9.2%

Revenues - Sale of goods:
Auction and Liquidation segment	2,220	216	2,004	n/m
Communications segment	1,296	1,867	(571)	(30.6)%
Consumer Products segment	51,522	65,694	(14,172)	(21.6)%
All Other	615	—	615	100.0%
Subtotal	55,653	67,777	(12,124)	(17.9)%

Trading (loss) income and fair value adjustments on loans
Capital Markets segment	(30,468)	50,296	(80,764)	(160.6)%
Wealth Management segment	600	1,272	(672)	(52.8)%
Subtotal	(29,868)	51,568	(81,436)	(157.9)%

Interest income - Loans and securities lending:
Capital Markets segment	59,944	77,186	(17,242)	(22.3)%

Total revenues	$343,032	$432,090	$(89,058)	(20.6)%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased $89.1 million to $343.0 million during the three months ended March 31, 2024 from $432.1 million during the three months ended March 31, 2023. The decrease in revenues during the three months ended March 31, 2024 was primarily due to decreases in the fair value of the portfolio of securities and other investments owned and fair value adjustments on loans of $81.4 million, interest income from loans and securities lending of $17.2 million, and sale of goods of $12.1 million, partially offset by an increase in revenues from services and fees of $21.7 million. The increase in revenue from services and fees in the three months ended March 31, 2024 consisted of increases in revenue of $12.5 million in All Other, $10.1 million in the Financial Consulting segment, $2.6 million in the Wealth Management segment, and $2.4 million in the Capital Markets segment, partially offset by decreases in revenue of $4.0 million in the Communications segment, and $1.9 million in the Auction and Liquidation segment.
Revenues from services and fees in the Capital Markets segment increased $2.4 million to $60.3 million during the three months ended March 31, 2024 from $57.9 million during the three months ended March 31, 2023. The increase in revenues was primarily due to increases of $11.0 million of corporate finance, consulting, and investment banking fees, $0.5 million of other income, and $0.4 in asset management fees, partially offset by decreases of $6.5 million in dividends and $3.0 million of commission fees.

Revenues from services and fees in the Wealth Management segment increased $2.6 million to $51.2 million during the three months ended March 31, 2024 from $48.5 million during the three months ended March 31, 2023. The increase in revenues was primarily due to an increase in revenue of $2.7 million from wealth and asset management fees.
Revenues from services and fees in the Auction and Liquidation segment decreased $1.9 million to $3.6 million during the three months ended March 31, 2024 from $5.4 million during the three months ended March 31, 2023. The decrease in revenues was primarily due to a decrease of $2.9 million in commission fees, partially offset by an increase of $1.0 million in service contract revenues. The decrease in commission fees was related to a decrease in the size of fee engagements.
Revenues from services and fees in the Financial Consulting segment increased $10.1 million to $35.1 million during the three months ended March 31, 2024 from $25.0 million during the three months ended March 31, 2023. The increase in revenues was primarily due to an increase of $8.5 million within our Advisory Services division primarily consisting of $2.9 million due to a full quarter of revenues from acquisitions in the prior year and $5.6 million in advisory services. The remaining increase in revenues was due to an increase of $1.6 million in Appraisal due to an increase in the number of appraisals performed.
Revenues from services and fees in the Communications segment decreased $4.0 million to $81.1 million during the three months ended March 31, 2024 from $85.1 million during the three months ended March 31, 2023. The decrease in revenues was primarily due to decreases in subscription revenue of $3.3 million and $0.7 million in advertising, licensing and other revenue. We expect UOL, magicJack, and Marconi subscription revenue to continue to decline year over year.
Revenues from services and fees in All Other increased $12.5 million to $26.1 million during the three months ended March 31, 2024 from $13.6 million during the three months ended March 31, 2023. These revenues include the licensing of brand trademarks, merchandise rental fees and sales from bebe stores, inc. (“bebe”) in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, and the operations of a regional environmental services business and a landscaping business that we acquired in 2022 and sold in the third quarter of 2023. Revenues from services and fees in All Other increased by approximately $14.0 million related to merchandise rental fees from bebe, $0.3 million related to the regional environmental services business, and $0.3 million related to licensing of brand trademarks, partially offset by a decrease in revenues of $2.1 million due to the sale of the landscaping business in the fourth quarter of 2023.
Trading income (loss) and fair value adjustments on loans decreased approximately $81.4 million to a loss of $29.9 million during the three months ended March 31, 2024 compared to income of $51.6 million during the three months ended March 31, 2023. The loss of $29.9 million during the three months ended March 31, 2024 was primarily due to realized and unrealized losses on our loans receivable, at fair value of $12.2 million, partially offset by realized and unrealized losses on investments made in our proprietary trading accounts of $17.7 million. The income of $51.6 million during the three months ended March 31, 2023 was primarily due to unrealized gains on our loans receivable, at fair value of $43.3 million and realized and unrealized gains on investments made in our proprietary trading accounts of $8.3 million.
Interest income – loans and securities lending decreased $17.2 million to $59.9 million during the three months ended March 31, 2024 from $77.2 million during the three months ended March 31, 2023. Interest income from securities lending was $37.8 million and $37.2 million during the three months ended March 31, 2024 and 2023, respectively. Interest income from loans was $22.1 million and $40.0 million during the three months ended March 31, 2024 and 2023, respectively, with the decrease due to a reduction in loan receivable balances from $772.1 million as of March 31, 2023 to $452.5 million as of March 31, 2024.
Revenues from the sale of goods decreased $12.1 million to $55.7 million during the three months ended March 31, 2024 from $67.8 million during the three months ended March 31, 2023.The decrease in revenues from sale of goods was attributable to a decrease of $14.2 million from the Consumer Products segment due to a decrease in computer and laptop sales worldwide and a decrease of $0.6 million from the Communications segment, partially offset by an increase of $2.0 million from the Auction and Liquidation segment due to larger international asset deals and an increase of $0.6 million in All Other due to sale of goods from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023. Cost of goods sold for the three months ended March 31, 2024 decreased approximately $8.0 million to $39.6 million from $47.6 million during the three months ended March 31, 2023. The decrease in cost of goods sold was primarily attributable to decreases of $8.5 million in the Consumer Products segment and $0.8 million in the Communications segment, partially offset by increases of $0.7 million from the Auction and Liquidation segment and $0.6 million from All Other.

Operating Expenses
Direct Cost of Services
Direct cost of services increased approximately $6.7 million to $61.1 million during the three months ended March 31, 2024 from $54.4 million during the three months ended March 31, 2023. The increase in direct cost of services was primarily attributable to increases of $4.1 million from the Communications segment and $4.3 million from All Other due to bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, partially offset by a decrease of $1.7 million from the Auction and Liquidation segment due to the size of the fee deals.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the three months ended March 31, 2024 and 2023 were comprised of the following:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$53,995	25.8%	$66,967	31.4%	$(12,972)	(19.4)%
Wealth Management segment	50,103	23.9%	48,408	22.8%	1,695	3.5%
Auction and Liquidation segment	1,508	0.7%	2,280	1.1%	(772)	(33.9)%
Financial Consulting segment	28,945	13.8%	21,227	10.0%	7,718	36.4%
Communications segment	23,875	11.4%	29,175	13.7%	(5,300)	(18.2)%
Consumer Products segment	17,522	8.4%	21,902	10.3%	(4,380)	(20.0)%
Corporate and All Other	33,600	16.0%	22,668	10.7%	10,932	48.2%
Total selling, general & administrative expenses	$209,548	100.0%	$212,627	100.0%	$(3,079)	(1.4)%
____________________________________
n/m - Not applicable or not meaningful.
Total selling, general and administrative expenses decreased by $3.1 million to $209.5 million during the three months ended March 31, 2024 from $212.6 million during the three months ended March 31, 2023. The decrease was primarily due to decreases of $13.0 million in the Capital Markets segment, $5.3 million in the Communications segment, $4.4 million in the Consumer Products segment, and $0.8 million in the Auction and Liquidation segment, partially offset by increases of $10.9 million in Corporate and All Other, $7.7 million in the Financial Consulting segment, and $1.7 million in the Wealth Management segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $13.0 million to $54.0 million during the three months ended March 31, 2024 from $67.0 million during the three months ended March 31, 2023. The decrease was primarily due to decreases of $8.4 million related to an advisory agreement which ended in August of 2023, $3.7 million in payroll and related expenses of which $2.4 million related to a decrease in share based compensation and $1.3 million related to a decrease in payroll expenses, $1.5 million in other expenses, and $1.5 million in clearing charges, partially offset by an increase of $2.1 million in change in fair value of contingent consideration.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment increased by $1.7 million to $50.1 million during the three months ended March 31, 2024 from $48.4 million during the three months ended March 31, 2023. The increase was primarily due to increases of $1.5 million in payroll and related expenses, $1.2 million in legal settlements, and $0.7 million in change in fair value of contingent consideration, partially offset by decreases of $1.7 million in other expenses.

Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment decreased $0.8 million to $1.5 million during the three months ended March 31, 2024 from $2.3 million during the three months ended March 31, 2023. The decrease was primarily due to a decrease of $0.8 million in foreign currency fluctuation.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $7.7 million to $28.9 million during the three months ended March 31, 2024 from $21.2 million during the three months ended March 31, 2023. The increase was primarily due to increases of $5.2 million in payroll and related expenses primarily related to the full quarter results of acquisitions from the prior year, $1.6 million in change in fair value of contingent consideration, and $0.9 million in other expenses.
Communications
Selling, general and administrative expenses in the Communications segment decreased $5.3 million to $23.9 million for the three months ended March 31, 2024 from $29.2 million for the three months ended March 31, 2023. The decrease was primarily due to decreases of $2.7 million in payroll and related expenses, $1.9 million in other expenses, and $0.7 million in depreciation and amortization expenses. The decrease in payroll and related expenses and other expenses was primarily due to cost savings in 2024 resulting from the implementation of cost savings programs in second half of 2023 that included a reduction in headcount and other operating expenses.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased $4.4 million to $17.5 million for the three months ended March 31, 2024 from $21.9 million during the three months ended March 31, 2023. The decrease was primarily due to decreases of $2.4 million in professional fees, $1.5 million in other expenses, and $0.5 million in marketing costs.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased approximately $10.9 million to $33.6 million during the three months ended March 31, 2024 from $22.7 million for the three months ended March 31, 2023. The increase was primarily due to increases of $10.0 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, $4.5 million in legal expenses, and $2.6 million in accounting expenses, partially offset by decreases of $3.7 million in payroll and related expenses, $2.1 million in foreign currency fluctuation, and $0.4 million in depreciation and amortization expense.
Other Income (Expense). Other income included interest income of $0.7 million and $2.6 million during the three months ended March 31, 2024 and 2023, respectively. Dividend income was $11.8 million during the three months ended March 31, 2024 compared to $13.2 million during the three months ended March 31, 2023. Realized and unrealized gains (losses) on investments was a loss of $29.5 million during the three months ended March 31, 2024 compared to a loss of $28.4 million during the three months ended March 31, 2023. The change was primarily due to a decrease in the overall values of our investments. Change in fair value of financial instruments and other was a gain of $0.3 million during the three months ended March 31, 2024 and a loss of $0.2 million during the three months ended March 31, 2023. Interest expense was $44.9 million during the three months ended March 31, 2024 compared to $47.6 million during the three months ended March 31, 2023. The decrease in interest expense was due to lower debt balances during the three months ended March 31, 2024. The decreases in interest expense primarily consisted of $6.4 million from the Pathlight term loan, $1.8 million from the issuance of senior notes, $1.5 million from the Nomura revolving credit facility, $0.1 million and $0.4 million from the Targus term loan and revolving loan, respectively, and $0.4 million from the BRPAC term loan, partially offset by increases in interest expense of $7.7 million from the Nomura term loan and $0.7 million from the bebe term loan.
(Loss) Income Before Income Taxes. Loss before income taxes was $65.0 million during the three months ended March 31, 2024 compared to income before income taxes of $24.5 million during the three months ended March 31, 2023. The change was due to a decrease in revenue of $89.1 million, a decrease of $1.9 million in interest income, a decrease of $1.4 million in dividend income, and a change in realized and unrealized losses on investments of $1.1 million, partially offset by a decrease in interest expense of $2.7 million, a decrease in operating expenses of $0.7 million, and an increase in change in fair value of financial instruments and other of $0.5 million.
Benefit from (Provision for) Income Taxes. Benefit from income taxes was $17.1 million during the three months ended March 31, 2024 compared to a provision for income taxes of $7.9 million during the three months ended March 31, 2023. The effective income tax rate was 26.3% for the three months ended March 31, 2024 as compared to 32.4% for the three months ended March 31, 2023.
Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests was $1.2 million during the three months ended March 31, 2024 compared to net loss of $0.6 million during the three months ended March 31, 2023.
Net (Loss) Income Attributable to the Company. Net loss attributable to the Company was $49.2 million during the three months ended March 31, 2024 compared to net income attributable to the Company of $17.2 million for the three months ended March 31, 2023. The decrease was due to a change in operating (loss) income of $88.4 million, a decrease of $1.9 million in interest income, a change in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests of $1.8 million, a decrease of $1.4 million in dividend income, and a decrease in realized and unrealized gains (losses) on investments of $1.1 million, partially offset by a change from provision for to benefit from income taxes of $25.0 million, a decrease in interest expense of $2.7 million, and an increase in change in fair value of financial instruments and other of $0.5 million.

Preferred Stock Dividends. Preferred stock dividends were $2.0 million for the three months ended March 31, 2024 and 2023. Dividends on the Series A preferred paid during the three months ended March 31, 2024 and 2023 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the three months ended March 31, 2024 and 2023 were $0.4609375 per depository share.
Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders was $51.2 million during the three months ended March 31, 2024 compared to net income available to common shareholders $15.1 million during the three months ended March 31, 2023. The decrease was due to a change in operating (loss) income of $88.4 million, a decrease of $1.9 million in interest income, a change in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests of $1.8 million, a decrease of $1.4 million in dividend income, and a decrease in realized and unrealized gains (losses) on investments of $1.1 million, partially offset by a decrease in interest expense of $2.7 million, a change from provision for to benefit from income taxes of $25.0 million, and an increase in change in fair value of financial instruments and other of $0.5 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the three months ended March 31, 2024 and 2023, we generated net loss of $48.0 million and net income of $16.6 million, respectively. The Company operates a number of businesses in its segments that provide steady cash flows and operating income throughout the year, however, our cash flows and profitability are impacted by capital market engagements and retail liquidation engagements performed on a quarterly and annual basis, which may be episodic in nature, and amounts realized from the sale of our investments in marketable securities.
As of March 31, 2024, we had $190.7 million of unrestricted cash and cash equivalents, $1.9 million of restricted cash, $949.9 million of securities and other investments, at fair value, $452.5 million of loans receivable, at fair value, and $2,186.4 million of borrowings outstanding. The borrowings outstanding of $2,186.4 million as of March 31, 2024 included $1,553.6 million from the issuance of series of senior notes that are due at various dates ranging from May 31, 2024 to August 31, 2028 with interest rates ranging from 5.00% to 6.75%, $596.3 million in term loans borrowed pursuant to the Tiger US Holdings Inc. (“Targus”), Lingo Management, LLC (“Lingo Management”), BRPI Acquisition Co LLC (“BRPAC”), Nomura Corporate Fundings Americas, LLC (“Nomura”), and bebe stores, inc. (“bebe”) credit agreements discussed below, $22.2 million of revolving credit facility under the Targus credit facility discussed below, and $14.3 million of notes payable.
We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, funds available under the Targus and Nomura revolving credit facilities, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. Due to the fact that we are no longer a well known seasoned issued and no longer eligible to file a short form registration statement with the SEC, accessing the capital markets could take longer and cost more than would otherwise be the case. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. On May 15, 2024, we declared a regular dividend of $0.50 per share that will be paid on or about June 11, 2024 to stockholders of record as of May 27, 2024. During the year ended December 31, 2023, we paid cash dividends on our common stock of $141.1 million. While it is the Board’s current intention to make regular dividend payments each quarter and special dividend payments dependent upon exceptional circumstances from time to time, our Board of Directors may reduce or discontinue the payment of dividends at any time for any reason it deems relevant. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of common stock dividend activity for the three months ended March 31, 2024 and the year ended December 31, 2023 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Amount
February 29, 2024	March 22, 2024	March 11, 2024	$0.50
November 8, 2023	November 30, 2023	November 20, 2023	1.00
July 25, 2023	August 21, 2023	August 11, 2023	1.00
May 4, 2023	May 23, 2023	May 16, 2023	1.00
February 22, 2023	March 23, 2023	March 10, 2023	1.00

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of March 31, 2024, dividends in arrears in respect of the Depositary Shares were $0.8 million. On April 9, 2024, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on April 30, 2024 to holders of record as of the close of business on April 22, 2024.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of March 31, 2024, dividends in arrears in respect of the Depositary Shares were $0.5 million. On April 9, 2024, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on April 30, 2024 to holders of record as of the close of business on April 22, 2024.
A summary of preferred stock dividend activity for the three months ended March 31, 2024 and the year ended December 31, 2023 was as follows:

		Stockholder	Preferred Dividend per Depositary Share
Date Declared	Date Paid	Record Date	Series A	Series B
January 9, 2024	January 31, 2024	January 22, 2024	$0.4296875	$0.4609375
October 10, 2023	October 31, 2023	October 23, 2023	0.4296875	0.4609375
July 11, 2023	July 31, 2023	July 21, 2023	0.4296875	0.4609375
April 10, 2023	May 1, 2023	April 21, 2023	0.4296875	0.4609375
January 9, 2023	January 31, 2023	January 20, 2023	0.4296875	0.4609375
Our principal sources of liquidity to finance our business are our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$135,357	$52,617
Investing activities	18,278	(57,164)
Financing activities	(190,933)	(55,337)
Effect of foreign currency on cash	(3,962)	1,280
Net decrease in cash, cash equivalents and restricted cash	$(41,260)	$(58,604)
Cash provided by operating activities was $135.4 million during the three months ended March 31, 2024 compared to cash provided by operating activities of $52.6 million during the three months ended March 31, 2023. Cash provided by operating activities for the three months ended March 31, 2024 consisted of the impact of net loss of $48.0 million, noncash items of $19.8 million, and changes in operating assets and liabilities of $163.5 million. The positive cash flow impact from noncash items of $19.8 million included fair value adjustments of $13.7 million, depreciation and amortization of $11.1 million, share-based compensation of $8.7 million, depreciation of rental merchandise of $4.2 million, provision for credit losses of $0.4 million, income allocated for mandatorily redeemable noncontrolling interests of $0.3 million, effect of foreign currency of $0.3 million, partially offset by deferred income taxes of $16.0 million, non-cash interest and other of $2.7 million, and gain on sale of business and other of $0.2 million. Cash provided by operating activities for the three months ended March 31, 2023 consisted of the impact of net income of $16.6 million, noncash items of $10.7 million, and changes in operating assets and liabilities of $46.7 million. The negative cash flow impact from noncash items of $10.7 million included fair value adjustments of $46.1 million and noncash interest and other of $1.1 million, partially offset by share-based compensation of $13.7 million, depreciation and amortization of $13.1 million, deferred income taxes of $5.8 million, provision for credit losses of $3.2 million, effect of foreign currency of $0.3 million, income allocated for mandatorily redeemable noncontrolling interests of $0.3 million, and dividends from equity investments of $0.1 million.
Cash provided by investing activities was $18.3 million during the three months ended March 31, 2024 compared to cash used in investing activities of $57.2 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, cash provided by investing activities consisted of cash provided by loans receivable repayment of $39.5 million and sale of loans receivable of $22.8 million, partially offset by cash used in purchases of loans receivable of $42.9 million, purchases of property and equipment of $0.9 million, and sale of business, net of cash sold and other of $0.2 million. During the three months ended March 31, 2023, cash used in investing activities consisted of cash used for purchases of loans receivable of $312.0 million, acquisition of businesses and minority interest of $12.3 million, purchases of property and equipment of $1.7 million, and purchases of equity and other investments of $0.7 million, partially offset by cash received from loans receivable repayment of $260.6 million, sale of loan receivable of $7.5 million, and proceeds from sale of property, equipment, intangible assets, and other of $1.4 million.
Cash used in financing activities was $190.9 million during the three months ended March 31, 2024 compared to cash used in financing activities of $55.3 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, cash used in financing activities primarily consisted of $115.5 million used to redeem senior notes, $39.3 million used in payment of revolving lines of credit, $30.0 million used in the repayment of term loan, $16.0 million used to pay dividends on our common shares, $5.4 million used to repay our notes payable and other, $2.0 million used to pay dividends on our preferred shares, $1.5 million in distributions to noncontrolling interests, $1.2 million used in payment of employment taxes on vesting of restricted stock, $0.2 million used to pay debt issuance and offering costs, and $0.1 million used to pay contingent consideration, partially offset by cash provided by $17.7 million in proceeds from revolving line of credit and $2.5 million in contributions from noncontrolling interests. During the three months ended March 31, 2023, cash used in financing activities primarily consisted of $72.9 million used in the repayment of term loan, $53.8 million used to repurchase our common shares, $46.9 million used to pay dividends on our common shares, $17.2 million used in repayment of revolving line of credit, $11.5 million used to repay our notes payable, $4.8 million used in payment of employment taxes on vesting of restricted stock, $2.0 million used in the payment of debt issuance and offering costs, $2.0 million used to pay dividends on our preferred shares, $1.3 million used in the payment of contingent consideration, and $1.0 million in distributions to noncontrolling interests, partially offset by cash provided by $128.2 million in proceeds from borrowings under a term loan, $29.0 million in proceeds from revolving line of credit, $0.5 million in proceeds from issuance of preferred stock, and $0.4 million in contributions from noncontrolling interests.
Credit Agreements
Targus Credit Agreement
On October 18, 2022, our subsidiary, Tiger US Holdings, Inc. (the “Borrower”), a Delaware corporation, among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28.0 million term loan and a five-year $85.0 million revolver loan, which was used to finance part of the acquisition of Targus. The final maturity date is October 18, 2027.
The Targus Credit Agreement is secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, the Company entered into Amendment No. 1 and Amendment No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio and the minimum earnings before interest, taxes, depreciation, and amortization requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023, respectively. We are in compliance with all financial covenants in the Targus Credit Agreement as of March 31, 2024.
The term loan bears interest on the outstanding principal amount equal to the Term Secured Overnight Financing Rate (“SOFR”) rate plus an applicable margin of 5.75%. The revolver loan consists of base rate loans that bear interest on the outstanding principal amount equal to the base rate plus an applicable margin of 3.00% and term rate loans that bear interest on the outstanding principal amount equal to the revolver SOFR rate plus an applicable margin of 4.00%.
Principal outstanding for the term loan under the amended Targus Credit Agreement is due in quarterly installments. The quarterly installment on June 30, 2024 is in the amount of $1.4 million. Quarterly installments from September 30, 2024 to December 31, 2025 are in the amount of $2.1 million per quarter and the remaining principal balance is due on March 31, 2026.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the term loan was $14.4 million (net of unamortized debt issuance costs of $0.3 million) and $17.8 million (net of unamortized debt issuance costs of $0.4 million), respectively, and the outstanding balance on the revolver loan was $22.2 million and $43.8 million, respectively. Interest expense on these loans during the three months ended March 31, 2024 and 2023 was $1.4 million (including amortization of deferred debt issuance costs of $0.2 million and unused commitment fees of $0.03 million) and $1.8 million (including amortization of deferred debt issuance costs of $0.2 million and unused commitment fees of $0.0 million), respectively. The interest rate on the term loan was 11.16% and 10.20% and the interest rate on the revolver loan ranged between 9.19% to 11.50% and between 8.45% to 11.25% as of March 31, 2024 and December 31, 2023, respectively. The weighted average interest rate on the revolver loan was 9.77% and 8.53% as of March 31, 2024 and December 31, 2023, respectively.
Lingo Credit Agreement
On August 16, 2022, our subsidiary, Lingo a Delaware limited liability company (the “Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45.0 million term loan. This loan was used to finance part of the purchase of BullsEye by Lingo. On September 9, 2022, Lingo entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank (the “New Lender”) for an incremental term loan of $7.5 million, increasing the principal balance of the term loan to $52.5 million. On November 10, 2022, Lingo entered into the Second Amendment to the Lingo Credit Agreement with KeyBank National Association for an incremental term loan of $20.5 million, increasing the principal balance of the term loan to $73.0 million.
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of March 31, 2024 and December 31, 2023, the interest rate on the Lingo Credit Agreement was 8.69% and 8.70%, respectively.
The Lingo Credit Agreement is guaranteed by the Company and Lingo's subsidiaries and secured by certain Lingo assets and equity interests as collateral defined in the Lingo Credit Agreement. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. We are in compliance with all financial covenants in the Lingo Credit Agreement as of March 31, 2024.
Principal outstanding is due in quarterly installments. The quarterly installments from June 30, 2024 to December 31, 2024 are in the amount of $2.7 million per quarter, quarterly installments from March 31, 2025 to June 30, 2027 are in the amount of $3.7 million, and the remaining principal balance is due at final maturity on August 16, 2027.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the term loan was $60.4 million (net of unamortized debt issuance costs of $0.7 million) and $63.2 million (net of unamortized debt issuance costs of $0.7 million), respectively. Interest expense on the term loan during the three months ended March 31, 2024 and 2023 was $1.5 million (including amortization of deferred debt issuance costs of $0.1 million) and $1.6 million (including amortization of deferred debt issuance costs of $0.1 million), respectively.
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe's credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25.0 million five-year term loan with a maturity date of August 24, 2026 is included in the Company's long-term debt. The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 5.50% to 6.00% per annum, depending on the total fixed charge coverage ratio as defined in the bebe Credit Agreement. As of March 31, 2024 and December 31, 2023, the interest rate on the bebe Credit Agreement was 11.10% and 11.14%, respectively.
The bebe Credit Agreement is collateralized by a first lien on all bebe assets and pledges of capital stock including equity interests. The agreement contains certain covenants, including those limiting the borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires bebe to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. We are in compliance with all financial covenants in the bebe Credit Agreement as of March 31, 2024.
Principal outstanding is due in quarterly installments through June 30, 2026 in the amount of $0.3 million per quarter and the remaining principal balance of $20.0 million is due at final maturity on August 24, 2026.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the term loan was $22.2 million (net of unamortized debt issuance costs of $0.6 million) and $22.5 million (net of unamortized debt issuance costs of $0.6 million), respectively. Interest expense on the term loan during the three months ended March 31, 2024 was $0.7 million (including amortization of deferred debt issuance costs of $0.1 million).
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
On August 21, 2023, we and our wholly owned subsidiary, BR Financial Holdings, LLC (the “Borrower”), and certain direct and indirect subsidiaries of the Borrower (the “Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, for a four-year $500.0 million secured term loan credit facility (the “New Term Loan Facility”) and a four-year $100.0 million secured revolving loan credit facility (the “New Revolving Credit Facility” and together, the “New Credit Facilities”). The purpose of the Credit Agreement was to (i) fund the Freedom VCM equity investment, (ii) prepay in full the Prior Term Loan Facility and Prior Revolving Credit Facility with an aggregate outstanding balance of $347.9 million, which included $342.0 million in principal and $5.9 million in interest and fees, (iii) fund a dividend reserve in an amount not less than $65.0 million, (iv) pay related fees and expenses, and (v) for general corporate purposes. We recorded a loss on extinguishment of debt related to the Prior Credit Agreement of $5.4 million, which was included in selling, general and administrative expenses on the condensed consolidated statements of operations.
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
The Credit Agreement is secured on a first priority basis by a security interest in the equity interests of the Borrower and each of the Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the Borrower and the Guarantors. The borrowing base as defined in the Credit Agreement consists of a collateral pool that includes certain of the Company's loans receivables in the amount of $349.2 million and $375.8 million and investments in the amount of $658.6 million and $786.7 million as of March 31, 2024 and December 31, 2023, respectively. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. We are in compliance with all financial covenants in the Credit Agreement as of March 31, 2024.
Commencing on September 30, 2023, the New Term Loan Facility began to amortize in equal quarterly installments of 0.625% of the principal amount of the term loan as of the closing date with the remaining balance due at final maturity on August 21, 2027. Quarterly installments from June 30, 2024 to June 30, 2027 are in the amount of $3.1 million per quarter.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the term loan was $456.1 million (net of unamortized debt issuance costs of $17.6 million) and $475.1 million (net of unamortized debt issuance costs of $18.7 million), respectively. Interest on the term loan during the three months ended March 31, 2024 and 2023 was $15.0 million (including amortization of deferred debt issuance costs of $1.1 million) and $7.3 million (including amortization of deferred debt issuance costs of $0.5 million), respectively. The interest rate on the term loan as of March 31, 2024 and December 31, 2023 was 11.31% and 11.37%, respectively.

We had an outstanding balance of zero under the revolving facility as of March 31, 2024 and December 31, 2023. Interest on the revolving facility during the three months ended March 31, 2024 and 2023 was $0.5 million (including unused commitment fees of $0.2 million and amortization of deferred financing costs of $0.3 million) and $2.0 million (including amortization of deferred financing costs of $0.2 million), respectively. The interest rate on the Revolving Credit Facility as of March 31, 2024 and December 31, 2023 was 11.37%.
Wells Fargo Credit Agreement
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the SOFR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related Credit Agreement. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $0.02 million during the three months ended March 31, 2024 and 2023. There was no outstanding balance on this credit facility as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, there were no open letters of credit outstanding.
We are in compliance with all covenants in the asset based credit facility as of March 31, 2024.
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
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties, including a pledge of (a) 100% of the equity interests of the Credit Parties; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VoIP Services LLC., a Delaware corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the BRPAC Credit Agreement. We are in compliance with all financial covenants in the BRPAC Credit Agreement as of March 31, 2024.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of March 31, 2024 and December 31, 2023, the interest rate on the BRPAC Credit Agreement was 8.44% and 8.46%, respectively.

Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. The quarterly installments from June 30, 2024 to December 31, 2026 are in the amount of $3.5 million per quarter, the quarterly installment on March 31, 2027 is in the amount of $2.6 million, and the remaining principal balance is due at final maturity on June 30, 2027.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the term loan was $43.1 million (net of unamortized debt issuance costs of $0.5 million) and $46.6 million (net of unamortized debt issuance costs of $0.4 million), respectively. Interest expense on the term loan during the three months ended March 31, 2024 and 2023 was $1.1 million (including amortization of deferred debt issuance costs of $0.1 million) and $1.4 million (including amortization of deferred debt issuance costs of $0.1 million), respectively.
Senior Note Offerings
The Company issued no senior notes during the three months ended March 31, 2024 and 2023. The maturity dates of outstanding senior notes ranged from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
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
On February 29, 2024, we partially redeemed $115.5 million aggregate principal amount of our 6.75% Senior Notes due 2024 (the “6.75% 2024 Notes”) pursuant to the seventh supplemental indenture dated December 3, 2021. The redemption price was equal to 100.00% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date. The total redemption payment included approximately $0.6 million in accrued interest.
On May 1, 2024, we announced that we have called for the full redemption equal to $25.0 million aggregate principal amount of our 6.75% Senior Notes due 2024 (the “6.75% 2024 Notes”) on May 31, 2024. The redemption price is equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the Redemption Date, as set forth in each notice of redemption delivered to noteholders on May 1, 2024.
As of March 31, 2024 and December 31, 2023, the total senior notes outstanding was $1,553.6 million (net of unamortized debt issue costs of $12.0 million) and $1,668.0 million (net of unamortized debt issue costs of $13.1 million), respectively, with a weighted average interest rate of 5.63% and 5.71%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $24.4 million and $26.2 million during the three months ended March 31, 2024 and 2023, respectively.
Recent Accounting Standards
See Note 2(o) to the accompanying financial statements for recent accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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
Interest Rate Risk

Our primary exposure to market risk consists of risk related to changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rate of interest. In our portfolio of securities owned, we invest in loans receivable that primarily bear interest at a floating rate of interest. If floating rates of interest had increased by 1% during the three months ended March 31, 2024, the rate increase would have resulted in an increase in interest expense of $1.7 million.
The primary objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable, and investments in partnership interests. Our cash and cash equivalents through March 31, 2024 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $37.4 million and $30.5 million during the three months ended March 31, 2024 and 2023, respectively, or 10.9% and 7.0% of our total revenues of $343.0 million and $432.1 million. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a gain of $2.3 million and loss of $0.2 million during the three months ended March 31, 2024 and 2023, respectively. We may be exposed to foreign currency risk; however, our operating results during the three months ended March 31, 2024 and 2023, included $37.4 million and $30.5 million of revenues, respectively, and $7.8 million and $8.4 million of operating expenses from our foreign subsidiaries, respectively, and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.3 million and $0.7 million change in our operating income during the three months ended March 31, 2024 and 2023, respectively.
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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of March 31, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than as set forth below under “Material Weakness and Remediation,” there have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness and Remediation

The Company previously identified in its 2023 Annual Report the following material weaknesses:

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

•The Company was unable to rely on a System and Organization Controls (“SOC”) 1 Type 2 report associated with the utilization of a third-party service organization's hosted IT solution for the processing of customer sales and billing information in our Marconi Wireless subsidiary. As a result, the internal control processes performed by the third-party service organization were not designed or implemented to operate at a sufficient level of precision. As such, the Company could not rely on the information produced by the system. Business-process automated and manual controls that were dependent on these controls could have been adversely impacted.

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

Management continues to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses noted above are remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions include the enhancement of control activity evidence, improvement of the precision level of management review controls, and enhancement to policies and procedures, and, as to the material weakness related to Marconi Wireless, we continue to work with our third-party service organization supporting Marconi Wireless to provide a compliant SOC 1 Type 2 report in 2024.

While we continue to devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal 2024.

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

On May 2, 2024, a putative class action was filed by Ted Donaldson in the Superior Court for the State of California, County of Los Angeles on behalf of all persons who acquired the Company’s senior notes pursuant to the shelf registration statement filed with the SEC on Form S-3 dated January 28, 2021, and the prospectuses filed and published on August 4, 2021 and December 2, 2021 (the “Note Offerings”). The action asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933, as amended, against the Company, certain of the Company's officers and directors, and the underwriters of the Note Offerings. The complaint alleges that defendants knew or should have known that Brian Kahn was engaged in illegal activities, including an alleged conspiracy to commit fraud. The Company believes these claims are meritless and intends to defend this action.

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
Item 1A. Risk Factors.
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 24, 2024. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2023, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.

There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 through January 31, 2024	7,120	$22.08	—	$34,206
February 1 through February 29, 2024	1,551	$16.00	—	$34,206
March 1 through March 31, 2024	56,148	$17.54	—	$34,206
Total	64,819	$18.00	—
______________________________
(1) Includes purchases of 64,819 shares made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under our 2021 Stock Incentive Plan.
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
Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1*	Amendment No. 1 to Nomura Credit Agreement, dated October 6, 2023

10.2*	Amendment No. 2 to Nomura Credit Agreement, dated March 26, 2024

10.3*	First Amendment to Third Amended and Restated Wells Fargo Credit Agreement, dated March 28, 2024

10.4*	Fifth Amendment to Banc of California Credit agreement, dated March 15, 2024

10.5*	Sixth Amendment to Banc of California Credit Agreement, dated April 9, 2024

10.6	Guaranty, dated January 18, 2024, among B. Riley Financial, Inc., Babcock & Wilcox Enterprises, Inc. and Axos Bank	8-K	10.1	1/22/24

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: May 15, 2024	By:	/s/ PHILLIP J. AHN
	Name:	Phillip J. Ahn
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)