Form 10-Q
period 2024-06-30
B. Riley Financial, Inc.
filed 2025-01-14
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 9, 2025, there were 30,499,931 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$236,895	$231,964
Restricted cash	1,728	1,875
Due from clearing brokers	40,911	51,334
Securities and other investments owned, at fair value	664,070	1,092,106
Securities borrowed	742,940	2,870,939
Accounts receivable, net of allowance for credit losses of $7,253 and $7,339 as of June 30, 2024 and December 31, 2023, respectively	115,681	115,496
Due from related parties	905	172
Loans receivable, at fair value (includes $171,748 and $378,768 from related parties as of June 30, 2024 and December 31, 2023, respectively)	229,199	532,419
Prepaid expenses and other assets (includes $24,579 and $11,802 from related parties as of June 30, 2024 and December 31, 2023, respectively)	221,464	237,327
Operating lease right-of-use assets	83,763	87,605
Property and equipment, net	44,689	25,206
Goodwill	502,341	472,326
Other intangible assets, net	319,320	322,014
Deferred income taxes	32,376	33,595
Total assets	$3,236,282	$6,074,378
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable	$58,932	$44,550
Accrued expenses and other liabilities	259,916	273,193
Deferred revenue	65,421	71,504
Due to related parties and partners	2,067	2,731
Securities sold not yet purchased	4,765	8,601
Securities loaned	733,552	2,859,306
Operating lease liabilities	94,924	98,563
Notes payable	30,039	19,391
Revolving credit facility	19,809	43,801
Term loans, net	581,395	625,151
Senior notes payable, net	1,528,565	1,668,021
Total liabilities	3,379,385	5,714,812

Commitments and contingencies (Note 16)
B. Riley Financial, Inc. equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; and liquidation preference of $114,082 as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,499,931 and 29,937,067 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	585,493	572,170
Accumulated deficit	(798,945)	(281,285)
Accumulated other comprehensive (loss) income	(4,887)	229
Total B. Riley Financial, Inc. stockholders’ equity (deficit)	(218,336)	291,117
Noncontrolling interests	75,233	68,449
Total equity (deficit)	(143,103)	359,566
Total liabilities and equity (deficit)	$3,236,282	$6,074,378
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Services and fees (includes $3,357 and $547 for the three months ended June 30, 2024 and 2023 and $5,870 and $2,777 for the six months ended June 30, 2024 and 2023 from related parties, respectively)	$248,025	$230,327	$505,328	$465,886
Trading (loss) income	(31,321)	33,158	(48,988)	41,450
Fair value adjustments on loans (includes $(177,618) and $226 for the three months ended June 30, 2024 and 2023 and $(196,743) and $(1,546) for the six months ended June 30, 2024 and 2023 from related parties, respectively)	(175,582)	9,207	(187,783)	52,483
Interest income - loans (includes $13,439 and $3,042 for the three months ended June 30, 2024 and 2023 and $27,403 and $5,871 for the six months ended June 30, 2024 and 2023 from related parties, respectively)	18,508	35,126	40,643	75,138
Interest income - securities lending	24,798	40,073	62,607	77,247
Sale of goods	63,937	58,387	119,590	126,164
Total revenues	148,365	406,278	491,397	838,368
Operating expenses:
Direct cost of services	61,551	55,941	122,677	110,338
Cost of goods sold	46,718	40,317	86,333	87,943
Selling, general and administrative expenses	209,338	188,885	418,886	401,512
Restructuring charge	20	628	809	721
Impairment of goodwill and tradenames	27,681	1,733	27,681	1,733
Interest expense - Securities lending and loan participations sold	23,313	35,780	58,696	68,204
Total operating expenses	368,621	323,284	715,082	670,451
Operating (loss) income	(220,256)	82,994	(223,685)	167,917
Other income (expense):
Interest income	804	701	1,473	3,275
Dividend income	9,209	9,555	21,024	22,759
Realized and unrealized (losses) gains on investments	(155,690)	18,843	(185,235)	(9,599)
Change in fair value of financial instruments and other	(163)	381	151	172
Income from equity investments	10	143	6	133
Interest expense	(42,687)	(47,332)	(87,551)	(94,893)
(Loss) income before income taxes	(408,773)	65,285	(473,817)	89,764
Provision for income taxes	(25,008)	(21,504)	(7,918)	(29,423)
Net (loss) income	(433,781)	43,781	(481,735)	60,341
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(177)	(2,600)	1,034	(3,195)
Net (loss) income attributable to B. Riley Financial, Inc.	(433,604)	46,381	(482,769)	63,536
Preferred stock dividends	2,015	2,015	4,030	4,027
Net (loss) income available to common shareholders	$(435,619)	$44,366	$(486,799)	$59,509

Basic (loss) income per common share	$(14.35)	$1.57	$(16.13)	$2.09
Diluted (loss) income per common share	$(14.35)	$1.55	$(16.13)	$2.05

Weighted average basic common shares outstanding	30,352,054	28,239,116	30,170,819	28,411,270
Weighted average diluted common shares outstanding	30,352,054	28,654,246	30,170,819	29,082,885
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(433,781)	$43,781	$(481,735)	$60,341
Other comprehensive (loss) income:
Change in cumulative translation adjustment	(1,244)	1,007	(5,116)	1,873
Other comprehensive (loss) income, net of tax	(1,244)	1,007	(5,116)	1,873
Total comprehensive (loss) income	(435,025)	44,788	(486,851)	62,214
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(177)	(2,600)	1,034	(3,049)
Comprehensive (loss) income attributable to B. Riley Financial, Inc.	$(434,848)	$47,388	$(487,885)	$65,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share data)
For the Three Months Ended June 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, April 1, 2024	4,563	$—	30,095,303	$3	$579,647	$(347,558)	$(3,643)	$71,208	$299,657
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	167,725	—	(1,966)	—	—	—	(1,966)
Common stock issued upon exercise of warrants	—	—	200,000	—	653	—	—	—	653
Common stock issued in extinguishment of senior notes	—	—	36,903	—	1,011	—	—	—	1,011
Share based payments	—	—	—	—	6,112	—	—	—	6,112
Share based payments in equity of subsidiary	—	—	—	—	36	—	—	—	36
Dividends on common stock ($0.50 per share)	—	—	—	—	—	(15,768)	—	—	(15,768)
Dividends on preferred stock	—	—	—	—	—	(2,015)	—	—	(2,015)
Net loss	—	—	—	—	—	(433,604)	—	(177)	(433,781)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(903)	(903)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	454	454
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	4,651	4,651
Other comprehensive loss	—	—	—	—	—	—	(1,244)	—	(1,244)
Balance, June 30, 2024	4,563	$—	30,499,931	$3	$585,493	$(798,945)	$(4,887)	$75,233	$(143,103)

Balance, April 1, 2023	4,563	$—	28,135,636	$3	$445,352	$(62,566)	$(1,604)	$59,179	$440,364
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	345,234	—	(3,523)	—	—	—	(3,523)
Share based payments	—	—	—	—	10,425	—	—	—	10,425
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(30,144)	—	—	(30,144)
Dividends on preferred stock	—	—	—	—	—	(2,015)	—	—	(2,015)
Net income (loss)	—	—	—	—	—	46,381	—	(2,600)	43,781
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(740)	(740)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,579	3,579
Remeasurement of B. Riley Principal 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(796)	—	—	(796)
Other comprehensive income	—	—	—	—	—	—	1,007	—	1,007
Balance, June 30, 2023	4,563	$—	28,480,870	$3	$452,254	$(49,140)	$(597)	$59,418	$461,938
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

For the Six Months Ended June 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	4,563	$—	29,937,067	$3	$572,170	$(281,285)	$229	$68,449	$359,566
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	325,961	—	(3,136)	—	—	—	(3,136)
Common stock issued upon exercise of warrants	—	—	200,000	—	653	—	—	—	653
Common stock issued in extinguishment of senior notes	—	—	36,903	—	1,011	—	—	—	1,011
Share based payments	—	—	—	—	14,723	—	—	—	14,723
Share based payments in equity of subsidiary	—	—	—	—	72	—	—	—	72
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(30,861)	—	—	(30,861)
Dividends on preferred stock	—	—	—	—	—	(4,030)	—	—	(4,030)
Net (loss) income	—	—	—	—	—	(482,769)	—	1,034	(481,735)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,858)	(1,858)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,957	2,957
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	4,651	4,651
Other comprehensive loss	—	—	—	—	—	—	(5,116)	—	(5,116)
Balance, June 30, 2024	4,563	$—	30,499,931	$3	$585,493	$(798,945)	$(4,887)	$75,233	$(143,103)

Balance, January 1, 2023	4,545	$—	28,523,764	$3	$494,201	$(45,220)	$(2,470)	$59,379	$505,893
Preferred stock issued	18	—	—	—	467	—	—	—	467
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	1,357,985	—	(8,342)	—	—	—	(8,342)
Common stock repurchased and retired	—	—	(1,452,831)	—	(53,803)	—	—	—	(53,803)
Shares issued for the acquisition of a business	—	—	51,952	—	2,111	—	—	—	2,111
Remeasurement of Lingo redeemable minority interest	—	—	—	—	(6,483)	—	—	—	(6,483)
Share based payments	—	—	—	—	24,103	—	—	—	24,103
Dividends on common stock ($2.00 per share)	—	—	—	—	—	(61,435)	—	—	(61,435)
Dividends on preferred stock	—	—	—	—	—	(4,027)	—	—	(4,027)
Net income (loss)	—	—	—	—	—	63,536	—	(3,049)	60,487
Remeasurement of B. Riley Principal 250 Merger Corporation subsidiary temporary equity	—	—	—	—	—	(1,994)	—	—	(1,994)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,460)	(1,460)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,010	4,010
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	538	538
Other comprehensive income	—	—	—	—	—	—	1,873	—	1,873
Balance, June 30, 2023	4,563	$—	28,480,870	$3	$452,254	$(49,140)	$(597)	$59,418	$461,938
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(481,735)	$60,341
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,936	25,611
Provision for credit losses	1,176	3,802
Share-based compensation	14,865	24,238
Fair value and remeasurement adjustments, non-cash (includes $196,743 and $2,288 from related parties for 2024 and 2023, respectively)	189,507	(56,634)
Non-cash interest and other (includes $(5,916) and $(484) from related parties for 2024 and 2023, respectively)	(3,325)	(5,117)
Depreciation of rental merchandise	8,221	—
Effect of foreign currency on operations	347	(224)
Income from equity investments	(6)	(133)
Dividends from equity investments	74	129
Deferred income taxes	1,445	18,516
Impairment of goodwill and tradenames	27,681	1,733
Gain on sale of business, disposal of fixed assets, and other	(227)	(150)
Gain on extinguishment of debt	(120)	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	785	778
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	10,423	7,141
Securities and other investments owned	478,436	72,074
Securities borrowed	2,127,999	(595,194)
Accounts receivable	(759)	26,381
Prepaid expenses and other assets (includes $(12,777) and $140 from related parties for 2024 and 2023, respectively)	3,789	(13,834)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(16,940)	(74,185)
Amounts due to/from related parties and partners	(2,161)	(1,509)
Securities sold, not yet purchased	(3,836)	(3,211)
Deferred revenue	(5,982)	(8,682)
Securities loaned	(2,125,754)	595,234
Net cash provided by operating activities	246,839	77,105
Cash flows from investing activities:
Purchases of loans receivable (includes $(14,359) and $(193,058) from related parties for 2024 and 2023, respectively)	(63,203)	(359,957)
Repayments of loans receivable (includes $30,553 and $261,909 from related parties for 2024 and 2023, respectively)	72,373	413,417
Sale of loans receivable	22,785	7,500

Acquisition of businesses and minority interest, net of $604 and $234 cash acquired for 2024 and 2023, respectively	(19,142)	(12,287)
Sale of business, net of cash sold and other	(135)	1,511
Purchases of property, equipment and intangible assets	(5,441)	(4,757)
Funds received from trust account of subsidiary	—	175,763
Purchase of equity and other investments	(533)	(4,871)
Net cash provided by investing activities	6,704	216,319
Cash flows from financing activities:
Proceeds from revolving line of credit	40,311	62,030
Repayment of revolving line of credit	(64,304)	(78,834)
Proceeds from note payable	15,000	—
Repayment of notes payable and other	(5,690)	(11,728)
Repayment of term loan	(45,606)	(172,826)
Proceeds from term loan	—	128,187
Proceeds from issuance of senior notes	—	185
Redemption of senior notes	(140,491)	(58,924)
Payment of debt issuance and offering costs	(984)	(3,205)
Payment of contingent consideration	(1,406)	(1,339)
ESPP and payment of employment taxes on vesting of restricted stock	(3,136)	(8,342)
Common dividends paid	(33,627)	(80,348)
Preferred dividends paid	(4,030)	(4,027)
Repurchase of common stock	—	(53,803)
Distribution to noncontrolling interests	(3,173)	(2,535)
Contributions from noncontrolling interests	2,957	4,010
Redemption of subsidiary temporary equity and distributions	—	(175,763)
Proceeds from exercise of warrants	653	—
Proceeds from issuance of preferred stock	—	467
Net cash used in financing activities	(243,526)	(456,795)
Increase (decrease) in cash, cash equivalents and restricted cash	10,017	(163,371)
Effect of foreign currency on cash, cash equivalents and restricted cash	(5,233)	2,347
Net increase (decrease) in cash, cash equivalents and restricted cash	4,784	(161,024)
Cash, cash equivalents and restricted cash, beginning of period	233,839	270,926
Cash, cash equivalents and restricted cash, end of period	$238,623	$109,902

Supplemental disclosures:
Interest paid	$152,730	$155,520
Taxes paid	$3,807	$6,040
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Liquidity

On February 29, 2024, the Company announced that an independent financial advisor was engaged to assist in the review of strategic alternatives for the Appraisal and Valuation Services, and Retail, Wholesale & Industrial Solutions businesses (collectively formerly known as “Great American Group”), which could include a potential sale or other transaction. As part of this process, the Company anticipated that proceeds may be used in a variety of ways including, among other things, de-levering our balance sheet. A solicitation process for the strategic review began in April 2024.
For the six months ended June 30, 2024, the Company incurred a net loss of $(482,769) which is primarily related to fair value adjustments totaling $391,754 related to the Company’s equity investment in Freedom VCM Holdings, LLC and the loan to Vintage Capital Management, LLC which are included in the asset collateral pool securing the Company’s credit facility with Nomura Corporate Funding Americas, LLC (“Nomura”). As more fully described in Note 10 – Terms Loans and Revolving Credit Facility, the Company entered into a loan amendment in September 2024 to the credit facility with Nomura Corporate Funding Americas, LLC, which requires the Company to reduce the principal amount of the term loan to be no greater than $100,000 on or prior to September 30, 2025. In conjunction with the amendment, the Company made a principal payment of $85,146 thereby reducing the outstanding principal balance on the credit facility from $469,750 to $388,127.
After amending the credit facility, the strategic review process continued and in October 2024, the Company entered into a secured financing transaction for it’s brand operations and brand’s equity investments receiving proceeds of $189,331, see Note 21 Subsequent Events. From these proceeds, the Company repaid $171,480 on the Nomura credit facility reducing the outstanding principal balance from $388,127 to $216,647.
In November 2024, the Company also entered into a transaction whereby all of its interests in the Great American Group businesses was contributed to a newly formed subsidiary and issued preferred and common units to an investor for a purchase price of approximately $203,000 (the “Great American Group Transaction”), see Note 21 – Subsequent Events. In

connection with such transaction, the Company used proceeds to further reduce the outstanding balance on the Nomura credit facility from $216,647 to $125,000.
The Company believes that the current cash and cash equivalents, securities and other investments owned, funds available under our credit facilities, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements.
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
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 24, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
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
(c) Interest Expense — Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $23,313 and $35,780 during the three months ended June 30, 2024 and 2023, respectively, and $58,696 and $68,204 during the six months ended June 30, 2024 and 2023, respectively.

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
On December 18, 2023, the Company loaned $108,000 to Conn’s Inc. (“Conn’s”) as more fully described in Note 19 under the Term Loan and Security Agreement, dated as of December 18, 2023 (the “Conn’s Term Loan”), among Conn’s, W.S. Badcock LLC ("WS Badcock"), as borrowers, and an affiliate of the Company, as administrative agent, collateral agent, and lender. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. This loan combined with two other existing loans receivable with a fair value of $30,389 and $62,808 as of June 30, 2024 and December 31, 2023, respectively, is collateralized by consumer loan receivables of customers of the furniture and electronics retailer. These loans have an aggregate fair value of $112,694 and $167,568 or 49.2% and 31.5% of the loan portfolio as of June 30, 2024 and December 31, 2023, respectively, and are concentrated in the retail industry. The fair value of these loans at June 30, 2024 has been impacted by a deterioration in Conn’s operating results in the second quarter of 2024, which culminated in the Conn's Chapter 11 bankruptcy filing on July 23, 2024 as more fully discussed in Note 2(h) below.
The Company also has a loan receivable with a principal amount of $200,506 as of June 30, 2024 and December 31, 2023. The loan receivable allows for interest to be paid-in-kind, which is capitalized to the loan receivable balance annually on the loan's anniversary date. The interest receivable on the loan was $21,053 and $8,889 as of June 30, 2024 and December 31, 2023, respectively, and is included in prepaid expenses and other assets in the condensed consolidated balance sheets. The loan receivable is secured by a first priority security interest in Freedom equity interests owned by Brian Kahn as more fully described in Note 2(h) below. The fair value of the loan receivable was $32,121 and $200,506 or 14.0% and 37.7% of the total loan portfolio as of June 30, 2024 and December 31, 2023, respectively. Continued deterioration in the collateral, including in the performance of Freedom VCM or delays in the execution of its strategies, including the possible disposition of additional businesses and further de-leveraging of its balance sheet, for the loan receivable may impact the ultimate collection of principal and interest.

At June 30, 2024, the maximum amount of loss that the Company is exposed to loss from loans receivable concentration is an amount equivalent to the fair value of these loans which totaled $144,815. The Company is also exposed to a concentration of risk related to Freedom VCM which totaled $121,622 as of June 30, 2024. The exposure includes the amounts directly related to Freedom VCM from the investment in Freedom VCM that had a fair value of $63,674 and the Freedom VCM Receivables, Inc. loan receivable of $25,827 at June 30, 2024 and additional exposure from the loan receivable in the amount of $32,121 as described above where the primary security includes Freedom VCM equity interests owned by Brian Kahn.
(e) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $2,736 and $2,969 during the three months ended June 30, 2024 and 2023, respectively, and $5,146 and $5,906 during the six months ended June 30, 2024 and 2023. Advertising expense was included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

(f) Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
(g) Restricted Cash
As of June 30, 2024 and December 31, 2023, restricted cash included $1,728 and $1,875, respectively, primarily consisting of cash collateral for leases.
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$236,895	$231,964
Restricted cash	1,728	1,875
Total cash, cash equivalents and restricted cash	$238,623	$233,839
(h) Loans Receivable
Under Accounting Standards Codification (“ASC”) 825 - Financial Instruments, the Company elected the fair value option for all outstanding loans receivable. Management evaluates the performance of the loan portfolio on a fair value basis. Under the fair value option, loans receivables are measured at each reporting period based upon their exit value in an orderly transaction and unrealized gains or losses from changes in fair value are recorded in the condensed consolidated statements of operations.
Loans receivable, at fair value totaled $229,199 and $532,419 as of June 30, 2024 and December 31, 2023, respectively. The loans have various maturities through August 2033. As of June 30, 2024 and December 31, 2023, the historical cost of loans receivable accounted for under the fair value option was $447,013 and $555,882, respectively, which included principal balances of $451,138 and $563,637 respectively, and unamortized costs, origination fees, premiums and discounts, totaling $4,125 and $7,755, respectively. The principal balance of loans receivable exceeded the fair value of loans by $217,814 and $23,463 as of June 30, 2024 and December 31, 2023, respectively. At the time of origination, the Company's loans are collateralized by the assets of borrowers and other pledged collateral and may have guarantees to provide for protection of the payments due on loans receivable. During the three months ended June 30, 2024 and 2023, the Company recorded net unrealized losses of $175,582 and net unrealized gains of $9,207, respectively, and net unrealized losses of $194,352 and net unrealized gains of $52,666 during the six months ended June 30, 2024 and 2023, respectively, on loans receivable, at fair value, which is included in fair value adjustments on loans on the condensed consolidated statements of operations. Loans receivable, at fair value on non-accrual and 90 days or greater past due was approximately zero as of June 30, 2024. Loans receivable, at fair value on non-accrual and 90 days or greater past due was $41,236, which represents approximately 7.7% of total loans receivable, at fair value as of December 31, 2023. The principal balance of loans receivable on non-accrual and 90 days or greater past due was $43,326 as of December 31, 2023. Interest income for loans on non-accrual and/or 90 days or greater past due is recognized separately from changes in fair value adjustments on loans on the condensed consolidated statements of operations. The amount of gains or (losses) included in earnings attributable to changes in instrument – specific credit risk was $(176,078) and $8,621 during the three months ended June 30, 2024 and 2023, respectively, and $(187,417) and $46,109 during the six months ended June 30, 2024 and 2023, respectively. The gains or losses attributable to changes in instrument – specific risk was determined by management based on an estimate of the fair value change during the period specific to each loan receivable.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of June 30, 2024, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 16(b). In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of June 30, 2024, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.

On August 21, 2023, one of the Company’s subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes the Company's subsidiary the aggregate principal amount of $200,506 and bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn, the CEO and a board member of Freedom VCM as of December 31, 2023, and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of August 21, 2023. On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was $51,478 and $232,065 as of June 30, 2024 and December 31, 2023, respectively. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral. In light of Mr. Kahn’s alleged involvement with the alleged misconduct concerning Prophecy Asset Management LP, the Company can provide no assurances that it will not be subject to claims asserting an interest in the Freedom VCM equity interests owned by Mr. Kahn, including those that collateralize the Amended and Restated Note. If a claim were successful, it would diminish the value of the collateral which could impact the carrying value of the loan. If such claims are made, however, the Company believes it has valid defenses from any such claim and any such claim would be without merit. Other factors leading to continued deterioration in the collateral, including in the performance of Freedom VCM or delays in the execution of its strategies, including the possible disposition of additional businesses and further de-leveraging of its balance sheet, for the loan receivable may further impact the ultimate collection of principal and interest. To the extent the loan balance and accrued interest exceed the underlying collateral value of the loan, as was the case as of June 30, 2024, the fair value of the loan has been and will be impacted and has resulted and will result in an unrealized loss being recorded in the condensed consolidated statements of operations. Subsequent to June 30, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024 which impacts the collateral for this loan receivable. The fair value of the underlying collateral for this loan decreased to a fair value of $2,006 at December 20, 2024. The $2,006 is comprised of other public securities.
Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance plus the amortization of any costs, origination fees, premiums and discounts and is included in interest income - loans on the consolidated statements of operations. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts, and premiums are amortized to interest income using a level yield methodology.
As of June 30, 2024, loans receivable had an aggregate remaining contractual principal balance of $451,138, an aggregate fair value of $229,199, and the contractual principal balance exceeded the fair value by $221,939. As of December 31, 2023, loans receivable had an aggregate remaining contractual principal balance of $563,637, an aggregate fair value of $532,419, and the contractual principal balance exceeded the fair value by $31,218.
The Company’s has a loan receivable with a principal amount of $93,000 outstanding from Conn’s and two loans with a fair value of $30,389 outstanding which are discussed below, (the Badcock Receivables I and Freedom VCM Receivables loans receivable, each as defined below), which are serviced by Conn’s. These loans were all current in the payment of principal and interest as of June 30, 2024. Of the $30,389 balance at fair value at June 30, 2024, the Company has continued to receive payments of $27,414 subsequent to June 30, 2024 and through December 30, 2024 on the Badcock Receivables I and Freedom VCM Receivables loans receivable. The Company also collected the June 30, 2024 interest payment that was due on the Conn’s $93,000 loan receivable in July 2024. Future collection of the $93,000 Conn’s loan receivable is expected to be paid from the sale of assets and servicing of a pool consumer receivables that serve as collateral for the loan where we have a second lien on these assets. These proceeds are expected to be collected over the next year and will be impacted by Conn’s voluntary petition filing on July 23, 2024 for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The commencement of the Chapter 11 Cases constitutes an event of default that accelerates the repayment obligations under the $93,000 loan receivable to Conn’s. Any efforts to enforce repayment obligations under the Conn’s $93,000 loan receivable are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of this loan are subject to the applicable provisions of the Bankruptcy Code.

Badcock Loan Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Badcock Receivables I”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), which at the time was an indirect wholly owned subsidiary of Franchise Group, Inc., a Delaware corporation (“FRG”), which became a subsidiary of Freedom VCM as a result of the transaction on August 21, 2023. The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables which are small consumer loans issued by WSBC to consumers for the purchase of merchandise sold at WSBC's stores. On September 23, 2022, the Company's then majority-owned subsidiary, B Riley Receivables II, LLC (“BRRII”), a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“Badcock Receivables II”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan discussed in Note 10. During the three months ended March 31, 2023, BRRII entered into Amendment No. 2 and No. 3 to Badcock Receivables II with WSBC for a total of $145,278 in additional consumer credit receivables. The accounting for these transactions resulted in the Company recording a loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. The collateral for these loans receivables are the individual consumer credit receivables that were originally issued to WSBC consumers for merchandise sold in WSBC stores and the total amount of collections on these loan receivables is dependent upon their credit performance. These loan receivables are measured at fair value.
On August 21, 2023, all of the equity interests of BRRII were sold to Freedom VCM Receivables, Inc. (“Freedom VCM Receivables”), a subsidiary of Freedom VCM, which resulted in a loss of $78. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 10 and Freedom VCM Receivables entered into the Freedom Receivables Note (as defined below) in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 with payments of principal and interest on the note limited solely to the performance of certain consumer receivables held by BRRII. This loan receivable is measured at fair value.
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
As of June 30, 2024 and December 31, 2023, the Badcock Receivables I loan receivable in the Company's condensed consolidated balance sheets included loans measured at fair value in the amount of $4,562 and $20,624, respectively. As of June 30, 2024 and December 31, 2023, the Freedom Receivables Note was included in the Company's condensed consolidated balance sheets in loans receivable, at fair value in the amount of $25,827 and $42,183, respectively.
Nogin Loan and Loan Commitment

On November 16, 2023, the Company entered into a Chapter 11 Restructuring Support Agreement (as amended, the “RSA”) with Nogin Inc. and certain of its subsidiaries (collectively, “Nogin”), and certain holders of Nogin’s convertible notes (the “Consenting Noteholders”). Pursuant to the RSA, the Company funded $17,530 of debtor-in-possession (“DIP”) financing as of December 31, 2023. The Company funded an additional $15,470 during the three months ended March 31, 2024, which increased the DIP financing to $33,000 at March 31, 2024. This loan receivable had a fair value of $17,980 as of December 31, 2023. An additional $3,000 of DIP financing was funded in the second quarter of 2024, for total DIP financing (inclusive of $1,700 in fees payable in kind) of $37,700, which was extinguished upon the Company's acquisition of Nogin on May 3, 2024. On May 3, 2024, the Company funded an additional $18,670 in cash to complete the acquisition of Nogin of which $15,500 was a payment to the Consenting Noteholders. See Note 3 for more details on the Nogin acquisition.
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

As of June 30, 2024 and December 31, 2023, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	June 30, 2024	December 31, 2023
Securities and other investments owned:
Equity securities	$606,225	$994,634
Corporate bonds	36,915	59,287
Other fixed income securities	5,321	2,989
Partnership interests and other	15,609	35,196
	$664,070	$1,092,106

Securities sold not yet purchased:
Equity securities	$203	$1,037
Corporate bonds	320	5,971
Other fixed income securities	4,242	1,593
	$4,765	$8,601
The Company owns certain equity securities that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. Investments become subject to the equity method of accounting when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the Company possesses more than 20% of the voting interests of the investee. However, the Company may have the ability to exercise significant influence over the investee when the Company owns less than 20% of the voting interests of the investee depending on the facts and circumstances that demonstrate that the ability to exercise influence is present, such as when the Company has representation on the board of directors of such investee. In accordance with ASC - 321 Equity Securities unrealized gains (losses) on equity securities held at June 30, 2024, includes unrealized gains (losses) of $(153,027) and $4,318 for the three months ended June 30, 2024 and 2023, respectively, and $(185,519) and $(13,530) for the six months ended June 30, 2024 and 2023, respectively, reported in other income (loss) - realized and unrealized gains (losses) on investments in the condensed consolidated statement of operations.
The Brand Investments
The following tables contain summarized financial information with respect to five of the Company's investments in limited liability companies that primarily license brand names and trademarks through licensing agreements. The Company has an ownership interest in each investee between 10% and 50%. For the 10% ownership interest, the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has significant influence in the other four investments due to the ownership interest being greater than 20%. The financial information of these five investments has been aggregated and included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of March 31, 2024 and September 30, 2023 correspond to amounts as of June 30, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three and six months ended March 31, 2024 and 2023 correspond to amounts during the three and six months ended June 30, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	March 31,	September 30,
	2024	2023
Current assets	$51,858	$51,588
Noncurrent assets	$264,167	$269,809
Current liabilities	$9,080	$8,594
Noncurrent liabilities	$780	$760
Equity attributable to investee	$303,396	$309,167
Noncontrolling interest	$2,769	$2,876

	For the three months ended March 31,		For the six months ended March 31,
	2024(1)	2023	2024(1)	2023
Revenues	$40,478	$16,457	$74,444	$44,428
Cost of revenues	$16,533	$13,960	$35,602	$30,347
Net income attributable to investees	$24,223	$10,878	$39,375	$22,686
(1) - Financial information for 2024 includes two additional investments as a result of the acquisition of a majority ownership interest in bebe stores, inc (“bebe”) in 2023 and an other investment made in 2023.
As of June 30, 2024 and December 31, 2023, the fair value of these five investments totaled $287,987 and $283,057, respectively, and are included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
As described in Note 21 – Subsequent Events, on October 25, 2024 the Company entered into a series of transactions which transferred and contributed three of the five Brand Investments (HRLY Brand Management LLC, Justice Brand Management LLC, and S&S Brand Management LLC) and the majority 80% ownership of ownership of BR Brand Holdings LLC into a newly formed subsidiary for the purpose of being a securitization financing vehicle. The Company's majority owned subsidiary bebe also sold the remaining two Brand Investments on October 25, 2024 as fully described in Note 21- Subsequent Events.
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
Following these transactions, the Company owns an equity interest of $281,144 (based on the transaction price in the FRG take-private transaction) or 31% of the outstanding equity interests in Freedom VCM. Also, in connection with the FRG take-private transaction, on August 21, 2023 all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to a Freedom VCM affiliate, which resulted in a loss of $78. In connection with the sale, the Freedom VCM affiliate assumed the obligations with respect to the Pathlight Credit Agreement, as further discussed in Note 10, and the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 (the “Freedom Receivables Note”) with payments of principal and interest on the note limited solely to performance of certain receivables held by BRRII.

On December 18, 2023, a wholly owned subsidiary of Freedom VCM entered into a transaction that resulted in the sale of all of the operations of WS Badcock to Conn’s in exchange for the issuance by Conn’s of 1,000,000 shares of Conn’s preferred stock (the “Preferred Shares”). The Preferred Shares issued by Conn’s to Freedom VCM, subject to the terms set forth in the Certificate of Designation, are nonvoting and are convertible into an aggregate of approximately 24,540,295 shares of non-voting common stock of Conn’s, which represented 49.99% of the issued and outstanding shares of common stock of Conn’s which resulted in consideration received by Freedom VCM of approximately $69,900. As a result of the convertible preferred stock having a conversion feature into 49.99% of the common stock of Conn’s, Freedom VCM is considered to have significant influence over Conn’s in accordance with ASC 323 – Investments – Equity Method and Joint Ventures. On July 23, 2024, Conn’s filed a Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court as more fully discussed in Note 2(h). The $69,900 of consideration that Freedom VCM received from the WS Badcock is still held by Freedom VCM at June 30, 2024 and is expected to be impaired as a result of Conn’s bankruptcy filing.
The Company has elected to account for this 31% equity investment under the fair value option. The following tables contain summarized financial information with respect to Freedom VCM, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of March 31, 2024 and September 30, 2023 correspond to amounts as of June 30, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three and six months ended March 31, 2024 correspond to amounts during the three and six months ended June 30, 2024 of the Company), which is the period in which the most recent financial information is available:

	March 31, 2024	September 30, 2023
Current assets	$940,220	$1,219,682
Noncurrent assets	$2,995,502	$3,142,660
Current liabilities	$615,859	$749,894
Noncurrent liabilities	$2,609,036	$2,695,445
Equity attributable to investee	$710,827	$917,003

	For the three months ended March 31,	For the six months ended March 31,
	2024	2024
Revenues	$809,717	$1,615,946
Cost of revenues	$511,723	$1,011,402
Loss from continuing operations	$—	$(1,175)
Net loss attributable to investees	$(19,256)	$(188,839)
As of June 30, 2024 and December 31, 2023, the fair value of the investment in Freedom VCM totaled $63,674 and $287,043, respectively, and is included in securities and other investments owned, at fair value in the condensed consolidated balance sheets. The change in fair value recorded in the income statement was an unrealized loss of $180,964 and $223,369 for the three and six months ended June 30, 2024, respectively. Subsequent to June 30, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024 which impacts the future fair value of the investment in Freedom VCM. The fair value of the investment in Freedom VCM was reduced to zero at September 30, 2024 and a fair value adjustment of $(63,674) was recorded in the quarter ended September 30, 2024.
Babcock and Wilcox Enterprises, Inc, Equity Investment
The Company owns a 30% voting interest in B&W whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of March 31, 2024 and September 30, 2023 correspond to amounts as of June 30, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three and six months ended March 31, 2024 and 2023 correspond to amounts during the three and six months ended June 30, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	March 31, 2024	September 30, 2023
Current assets	$482,223	$542,300
Noncurrent assets	$313,300	$294,979
Current liabilities	$332,926	$393,539
Noncurrent liabilities	$685,064	$585,430
Equity attributable to investee	$(223,011)	$(142,316)
Noncontrolling interest	$544	$626

	For the three months ended March 31,		For the six months ended March 31,
	2024	2023	2024	2023
Revenues	$207,556	$241,258	$434,723	$477,682
Cost of revenues	$159,075	$189,329	$330,627	$372,089
Loss from continuing operations	$(15,799)	$(12,686)	$(70,065)	$(14,975)
Net loss	$(16,791)	$(12,475)	$(79,515)	$(6,815)
Net loss attributable to investees	$(16,833)	$(12,496)	$(83,287)	$(10,475)
As of June 30, 2024 and December 31, 2023, the fair value of the investment in B&W totaled $39,797 and $40,072, respectively, and is included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
Other Public Company Equity Investments
As of June 30, 2024, the Company had a voting interest of 13% in Synchronoss Technologies, Inc. The Company has significant influence due to the equity ownership interest and board representation for this company. The Company has elected to account for this equity investment under the fair value option. The following tables contain summarized financial information with respect to Synchronoss Technologies, Inc., included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of March 31, 2024 and September 30, 2023 correspond to amounts as of June 30, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three and six months ended March 31, 2024 and 2023 correspond to amounts during the three and six months ended June 30, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	Synchronoss Technologies, Inc.
	March 31, 2024	September 30, 2023
Current assets	$73,896	$85,903
Noncurrent assets	$224,607	$275,304
Current liabilities	$39,899	$74,528
Noncurrent liabilities	$163,344	$166,673
Equity attributable to investee	$95,260	$120,006

	Synchronoss Technologies, Inc.
	For the three months ended March 31,		For the six months ended March 31,
	2024	2023	2024	2023
Revenues	$42,965	$41,985	$84,367	$83,237
Cost of revenues	$10,223	$10,960	$20,515	$22,959
Net income (loss) attributable to investees	$2,341	$(13,391)	$(32,660)	$(29,318)
As of June 30, 2024 and December 31, 2023, the fair value of the equity investment in Synchronoss Technologies, Inc. was $13,149 and $8,780, respectively. These amounts are included in securities and other investments owned in the condensed consolidated balance sheets.
Other Equity Investments
As of June 30, 2024, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in five private companies at June 30, 2024 and six private companies at December 31, 2023. The following table contains summarized financial information for these companies, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of March 31, 2024 and September 30, 2023 correspond to amounts as of June 30, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three and six months ended March 31, 2024 and 2023 correspond to amounts during the three and six months ended June 30, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	March 31, 2024	September 30, 2023
Current assets	$257,355	$281,610
Noncurrent assets	$502,904	$627,858
Current liabilities	$214,014	$150,114
Noncurrent liabilities	$129,047	$277,638
Preferred stock	$—	$4,500
Equity attributable to investee	$417,198	$477,216

	For the three months ended March 31,		For the six months ended March 31,
	2024	2023	2024	2023
Revenues	$109,929	$37,512	$255,903	$75,435
Cost of revenues	$79,033	$19,689	$206,381	$52,751
Net (loss) income attributable to investees	$(5,469)	$10,728	$(15,974)	$(2,886)
As of June 30, 2024 and December 31, 2023, the fair value of these five investments totaled $38,416 and six investments totaled $87,713, respectively, and is included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
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

The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC 820 - Fair Value Measurements. As of June 30, 2024 and December 31, 2023, partnership and investment fund interests valued at NAV of $15,609 and $35,196, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.
Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. The following table presents, as of June 30, 2024 and December 31, 2023, the carrying value of equity securities measured under the measurement alternative investments and the related adjustments recorded during the periods presented for those securities with observable price changes:

	June 30, 2024	December 31, 2023
Securities and other investments owned, carrying value	$65,735	$64,455
Upward carrying value changes	1,289	100
Downward carrying value changes/impairment	(2)	(21,395)
The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments when they are deemed to be other-than-temporarily impaired, investments adjusted to their fair value by applying the measurement alternative, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. The Company did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition as of June 30, 2024 and December 31, 2023.

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2024 Using
	Fair value as of June 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$540,490	$137,521	$—	$402,969
Corporate bonds	36,915	31,287	5,628	—
Other fixed income securities	5,321	—	5,321	—
Total securities and other investments owned	582,726	168,808	10,949	402,969
Loans receivable, at fair value	229,199	—	—	229,199
Total assets measured at fair value	$811,925	$168,808	$10,949	$632,168

Liabilities:
Securities sold not yet purchased:
Equity securities	$203	$203	$—	$—
Corporate bonds	320	—	320	—
Other fixed income securities	4,242	—	4,242	—
Total securities sold not yet purchased	4,765	203	4,562	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	5,304	—	—	5,304
Contingent consideration	29,303	—	—	29,303
Total liabilities measured at fair value	$39,372	$203	$4,562	$34,607

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2023 Using
	Fair value at December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$930,179	$194,541	$—	$735,638
Corporate bonds	59,287	56,045	3,242	—
Other fixed income securities	2,989	—	2,989	—
Total securities and other investments owned	992,455	250,586	6,231	735,638
Loans receivable, at fair value	532,419	—	—	532,419
Total assets measured at fair value	$1,524,874	$250,586	$6,231	$1,268,057

Liabilities:
Securities sold not yet purchased:
Equity securities	$1,037	$1,037	$—	$—
Corporate bonds	5,971	—	5,971	—
Other fixed income securities	1,593	—	1,593	—
Total securities sold not yet purchased	8,601	1,037	7,564	—
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	5,835	—	—	5,835
Contingent consideration	27,985	—	—	27,985
Total liabilities measured at fair value	$42,421	$1,037	$7,564	$33,820
As of June 30, 2024 and December 31, 2023, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $632,168 and $1,268,057, respectively, or 19.5% and 20.9%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.
The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of June 30, 2024 and December 31, 2023:

	Fair value at June 30, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$393,630	Market approach	Multiple of EBITDA	4.8x - 9.0x	8.2x
			Multiple of Sales	0.7x - 3.5x	1.0x
			Market price of related security	$0.02 - $11.35	$11.20
	9,339	Option pricing model	Annualized volatility	30.0% - 130.0%	83.0%
Loans receivable at fair value	189,182	Discounted cash flow	Market interest rate	13.9% - 61.0%	26.4%
	40,017	Market approach	Market price of related security	$16.57	$16.57
			Multiple of Sales	0.7x	0.7x
Total level 3 assets measured at fair value	$632,168

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$5,304	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	29,303	Discounted cash flow	Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
			Revenue volatility	5.0% - 6.3%	5.6%
Total level 3 liabilities measured at fair value	$34,607
(1) - Unobservable inputs were weighted by the relative fair value of the financial instruments.

	Fair value at December 31, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$662,158	Market approach	Multiple of EBITDA	0.7x - 13.5x	7.1x
			Multiple of Sales	0.8x to 3.8x	1.0x
			Market price of related security	$0.04 - $92.51	$12.27
	58,331	Discounted cash flow	Market interest rate	20.2% - 57.0%	24.6%
	15,149	Option pricing model	Annualized volatility	25.0% - 187.0%	75.0%
Loans receivable at fair value	512,522	Discounted cash flow	Market interest rate	10.0% - 41.6%	17.1%
	19,897	Market approach	Market price of related security	$19.87	$19.87
Total level 3 assets measured at fair value	$1,268,057

Liabilities:
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	$5,835	Market approach	Operating income multiple	6.0x	6.0x
Contingent consideration	27,985	Discounted cash flow	EBITDA volatility	70.0%	70.0%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
			Revenue volatility	5.1%	5.1%
Total level 3 liabilities measured at fair value	$33,820
(1) - Unobservable inputs were weighted by the relative fair value of the financial instruments.

The changes in Level 3 fair value hierarchy during the three months ended June 30, 2024 and 2023 were as follows:

	Level 3 Balance at Beginning of Period	Level 3 Changes During the Period						Level 3 Balance at End of Period	Change in unrealized gains/(losses) (2)
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases/ Originations	Sales	Settlements/ Repayments	Transfer in and/or out of Level 3
Three Months Ended June 30, 2024
Equity securities	$674,679	$(203,022)	$8	$181	$(68,874)	$—	$(3)	$402,969	$203,129
Loans receivable at fair value	452,496	(175,582)	1,102	7,129	—	(55,946)	—	229,199	177,060
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	5,601	—	492	—	—	(789)	—	5,304	—
Contingent consideration	29,322	264	—	1,055	—	(1,338)	—	29,303	—

Three Months Ended June 30, 2023
Equity securities	$359,041	$17,287	$12	$44,923	$(34,005)	$—	$(128)	$387,130	$(626)
Loans receivable at fair value	772,085	9,207	(1,281)	48,231	—	(144,165)	(250)	683,827	9,064
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,654	—	470	—	—	(772)	—	4,352	—
Contingent consideration	28,884	(1,123)	—	—	—	(37)	—	27,724	—
(1) - Fair value adjustments during the three months ended June 30, 2024 includes the following: $(203,022) of realized and unrealized gains (losses) on equity securities is comprised of $(39,115) of realized and unrealized gains (losses) included in fair value adjustments on loans and $(163,907) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $(175,582) of fair value adjustments on loans included in fair value adjustments on loans, and $264 related to contingent consideration included in selling, general and administrative expenses in the condensed consolidated statement of operations. Fair value adjustments during the three months ended June 30, 2023 includes the following: $17,287 of realized and unrealized gains (losses) on equity securities is comprised of $13,932 relating to equity securities included in fair value adjustments on loans and $3,355 of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $9,207 of fair value adjustments on loans included in fair value adjustments on loans, and $(1,123) related to contingent consideration included in selling, general and administrative expenses in the condensed consolidated statement of operations.
(2) - For the three months ended June 30, 2024 and 2023, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.

The changes in Level 3 fair value hierarchy during the six months ended June 30, 2024 and 2023 were as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period						Level 3 Balance at End of Period	Change in unrealized gains/(losses) (2)
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases/ Originations	Sales	Settlements/ Repayments	Transfer in and/or out of Level 3
Six Months Ended June 30, 2024
Equity securities	$735,638	$(254,031)	$20	$616	$(78,197)	$—	$(1,077)	$402,969	$257,224
Loans receivable at fair value	532,419	(187,783)	4,262	38,105	(22,785)	(135,019)	—	229,199	196,240
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	5,835	—	785	—	—	(1,316)	—	5,304	—
Contingent consideration	27,985	1,671	—	1,055	—	(1,408)	—	29,303	—

Six Months Ended June 30, 2023
Equity securities	$368,465	$8,271	$12	$51,447	$(34,042)	$—	$(7,023)	$387,130	$(10,009)
Loans receivable at fair value	701,652	52,483	(1,050)	355,546	(7,499)	(417,055)	(250)	683,827	52,522
Mandatorily redeemable noncontrolling interests issued after November 5, 2003	4,648	—	778	—	—	(1,074)	—	4,352	—
Contingent consideration	31,046	(4,570)	—	2,586	—	(1,338)	—	27,724	—
(1) - Fair value adjustments during the six months ended June 30, 2024 includes the following: $(254,031) of realized and unrealized gains (losses) on equity securities is comprised of $(49,505) of realized and unrealized gains (losses) included in fair value adjustments on loans and $(204,526) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $(187,783) of fair value adjustments on loans included in fair value adjustments on loans, and $1,671 related to contingent consideration included in selling, general and administrative expenses in the condensed consolidated statement of operations. Fair value adjustments during the six months ended June 30, 2023 includes the following: $8,271 of realized and unrealized gains (losses) on equity securities is comprised of $13,920 relating to equity securities included in fair value adjustments on loans and $(5,649) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $52,483 of fair value adjustments on loans included in fair value adjustments on loans, and $(4,570) related to contingent consideration included in selling, general and administrative expenses in the condensed consolidated statement of operations.
(2) - For the six months ended June 30, 2024 and 2023, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.

The amount reported in the table above during the three and six months ended June 30, 2024 and 2023 included the amount of undistributed earnings attributable to the noncontrolling interests that is distributed on a quarterly basis. The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of June 30, 2024 and December 31, 2023, the senior notes payable had a carrying amount of $1,528,565 and $1,668,021, respectively, and fair value of $1,124,630 and $1,127,503, respectively. The aggregate carrying amount of the Company's notes payable, revolving credit facility, and term loans of $631,243 and $688,343 as of June 30, 2024 and December 31, 2023, respectively, approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.
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
The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023. These investments were measured due to an observable price change or impairment during the periods below.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2024
Investments in nonpublic entities that do not report NAV	$3,424	$—	$3,424	$—
As of December 31, 2023
Investments in nonpublic entities that do not report NAV	$1,628	$—	$1,602	$26
(k) Foreign Currency Translation
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction gains were $694 and losses were $353 during the three months ended June 30, 2024 and 2023, respectively, and $2,962 gains and losses were $587 during the six months ended June 30, 2024 and 2023, respectively. These amounts were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(l) Equity Method Investment
As of June 30, 2024 and December 31, 2023, an equity investment that is accounted for under the equity method of accounting had a carrying value of $2,551 and $2,087, respectively, which is included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees included in income (loss) from equity investments was $10 and $143 during the three months ended June

30, 2024 and 2023, respectively, and $6 and $133 during the six months ended June 30, 2024 and 2023, respectively, in the accompanying condensed consolidated statements of operations.
bebe stores, inc.
As of June 30, 2023, the Company owned a 47.5% ownership interest in bebe. This was accounted for under the equity method of accounting and the Company had no income from this equity investment during the three months ended June 30, 2023. On October 6, 2023, the Company purchased an additional 3,700,000 shares of bebe for an aggregate purchase price of $18,500, resulting in an increase in the Company's ownership interest to 76.2%. The purchase of these additional shares resulted in the Company having a majority voting interest in bebe and the consolidation of bebe financial results for periods subsequent to October 6, 2023.
(m) Supplemental Non-cash Disclosures
During the six months ended June 30, 2024, there was non-cash investing activity related to the receipt of a note receivable in the amount of $2,000 related to the sale of certain assets, $42,077 related to a loan receivable, at fair value that converted into equity securities, and DIP loan conversion to purchase consideration equity for the purchase of Nogin in the amount of $37,700. During the six months ended June 30, 2024, there was non-cash financing activity related to the Company's redemption of its 6.375% Senior Notes due 2025 in the aggregate principal amount of $1,130 in exchange for 36,903 shares of its common stock at fair value of $1,011 for a net gain on extinguishment of debt of $120. During the six months ended June 30, 2023, non-cash investing activities included $15,000 of notes receivable that converted into equity securities; $1,190 of loans receivable, at fair value, that was included in consideration paid for the purchase of the Lingo noncontrolling interest; and $2,111 of common stock issued as part of the purchase price consideration for a business acquisition. During the six months ended June 30, 2023, non-cash financing activities also included $7,000 in seller financing related to the purchase of the Lingo noncontrolling interest.
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
On August 21, 2023, in connection with the FRG take-private transaction, one of the Company's subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Borrower”) entered into an amended and restated a promissory note as discussed further in Note 2(h) and 2(i) above. The Company was not involved in the design of the Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Borrower that significantly impact the economics of the Borrower. Since the Company does not have the power to direct the activities of the Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Borrower. The promissory note is included in loans receivable, at fair value in the Company’s consolidated financial statements and is a variable interest in accordance with the accounting guidance. As of June 30, 2024 and December 31, 2023, the maximum amount of loss exposure to the VIE on a fair value basis was $53,174 and $209,395, respectively. Subsequent to June 30, 2024, a loss for substantially all of the exposure of $53,174 was recorded in the third quarter ended September 30, 2024 as a result of Freedom VCM's voluntary petition for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024 as discussed in Note 2(h).

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
Placement agent fees attributable to such arrangements were $494 and $399 during the three months ended June 30, 2024 and 2023, respectively, and $866 and $399 during the six months ended June 30, 2024 and 2023, respectively, and were included in services and fees in the condensed consolidated statements of operations.
The carrying amounts included in the Company’s condensed consolidated balance sheets related to variable interests in VIEs that were not consolidated is shown below.

	June 30, 2024	December 31, 2023
Securities and other investments owned, at fair value	$3,728	$28,573
Loans receivable, at fair value	70,887	250,801
Other assets	24,089	11,418
Maximum exposure to loss	$98,704	$290,792
Bicoastal Alliance, LLC (“Bicoastal”)
On May 3, 2024, as part of the acquisition of Nogin, the Company acquired a 50% equity interest in Bicoastal Alliance, LLC (“Bicoastal”) through a wholly owned subsidiary of Nogin. Bicoastal is a holding company designed to manage the investments, including strategy and operations, for two brand apparel operating companies. The Company determined Bicoastal is a variable interest entity as it does not have sufficient resources to carry out its management activities without additional financial support. The Company determined that it has the power to direct the activities that most significantly impact Bicoastal’s economic performance, has more equity capital at risk, and is expected to continue to fund operations. Therefore, the Company determined that it is the primary beneficiary of Bicoastal and has consolidated its results into the Company’s financial statements.
On August 14, 2024, Bicoastal entered into an agreement to acquire the remaining 50% equity interest upon paydown of a $700 note payable to the noncontrolling interest noteholder with a final repayment date and equity ownership interest transfer date of June 30, 2025.
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
(o) Contingent Consideration
Contingent consideration is comprised of contractual earnouts or milestones in connection with the Company's purchase of businesses and is initially recorded as purchase consideration in the purchase price allocation with a corresponding liability at the acquisition date measured at fair value with valuation methodologies as described in Note 2(j). Subsequent changes in the fair value of contingent consideration during the reporting period are recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(p) Recent Accounting Standards
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
NOTE 3 — ACQUISITIONS
2024 Acquisitions
On May 3, 2024, one of the Company’s wholly owned subsidiaries completed the acquisition of Nogin for a total purchase consideration of approximately $56,370, which consisted of $37,700 in DIP financing (see Note 2(h)) and an additional $18,670 in cash consideration. To fund the $18,670 in cash consideration, contemporaneous with the closing, the acquired company issued $15,000 of convertible debt. In accordance with ASC 805, the Company used the acquisition method of accounting for this acquisition. Goodwill of $56,028 and other intangible assets of $17,350 were recorded as a result of the acquisition. The acquisition complements the Company's principal investments strategy and offers potential growth to the Company's portfolio of principal investments.
The assets and liabilities of Nogin, both tangible and intangible, were recorded at their estimated fair values as of the May 3, 2024 acquisition date. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Nogin, were charged against earnings in the amount of $2,276 and included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. Nogin goodwill recognized subsequent to the acquisition will be non-deductible for tax purposes.
The fair value of acquisition consideration and preliminary purchase price allocation was as follows:

Consideration paid:
Cash	$18,670
Credit bid - Settlement of DIP Facility	37,700
Total Consideration	$56,370

Assets acquired and liabilities assumed:
Cash and cash equivalents	$604
Accounts receivable	421
Prepaid and other assets	6,826
Operating lease right-of-use assets	740
Property and equipment	400
Other intangible assets	17,350
Deferred income taxes	227
Accounts payable	(9,731)
Accrued expenses and other liabilities	(10,309)
Deferred revenue	(95)
Operating lease liabilities	(740)
Note payable	(700)
Net tangible assets acquired and assumed	4,993
Goodwill	56,028
Noncontrolling interest	(4,651)
Total	$56,370
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Category	Useful life	Fair Value
Customer relationships	9 Years	$10,300
Internally developed software and other intangibles	8 Years	3,950
Trademarks	10 Years	3,100
Total		$17,350
As described in Note 2(h), the Company had entered into a Chapter 11 RSA with Nogin prior to the acquisition date. As part of Nogin's Chapter 11 restructuring activities, it ceased the sale of brand apparel merchandise and eliminated warehousing and other costs associated with the inventory, among other things. The Company has determined that the preparation of pro forma financial information would be impracticable due to the significant estimates of amounts needed to reflect Nogin's historical financial information with its operations emerging from bankruptcy.
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

The unaudited pro-forma financial information for the three and six months ended June 30, 2023 in the table below summarizes the results of operations of the Company and the equity investment in Freedom VCM as though the acquisition of the approximately 31% equity investment on August 21, 2023 had occurred as of the beginning of the year on January 1, 2023. The pro-forma financial information presented includes the effects of the common stock offering in July 2023 and adjustments related to additional interest expense from borrowings that the Company used to finance the acquisition of the equity interest. The Company has elected to account for the acquisition of the equity investment under the fair value option and any changes in fair value of the equity investment during future periods will be recorded in the condensed consolidated statements of operations.

The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of the equity investment had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (unaudited)
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Revenues	$406,278	$838,368
Net income attributable to B. Riley Financial, Inc.	$44,096	$58,965
Net income attributable to common shareholders	$42,081	$54,938

Basic income per share	$1.39	$1.80
Diluted income per share	$1.37	$1.76

Weighted average basic shares outstanding	30,330,025	30,502,179
Weighted average diluted shares outstanding	30,745,155	31,173,794

Valuation Assumptions for Purchase Price Allocation

Our valuation assumptions used to value the acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets, inventories, property and equipment, and deferred income taxes. In determining the fair value of intangible assets acquired, the Company must make assumptions about the future performance of the acquired businesses, including among other things, the forecasted revenue growth attributable to the asset groups and projected operating expenses and other benefits expected to be achieved by combining the businesses acquired with the Company. The intangible assets acquired are primarily comprised of customer relationships, trademarks, and developed technology. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocations. The estimated fair value of the customer relationships and backlog are determined using the multi-period excess earnings method and the estimated fair value of the trade names and trademarks and developed technology are determined using the relief from royalty method. Both methods require forward looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions.
NOTE 4 — RESTRUCTURING CHARGE
During the three and six months ended June 30, 2024, the Company recognized restructuring charges of $20 and $809, respectively, primarily related to reorganization and consolidation activities in the Communications segment and Consumer Products segment, which consisted of reductions in workforce.

During the three and six months ended June 30, 2023, the Company recognized restructuring charges of $628 and $721, respectively, primarily related to reorganization and consolidation activities in the Wealth Management segment, Communications segment, and Consumer Products segment, which consisted of reductions in workforce and facility closures.

The following tables summarize the changes in accrued restructuring charge during the three and six months ended months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$1,467	$1,996	$2,542	$2,335
Restructuring charge	20	628	809	721
Cash paid	(482)	(929)	(2,317)	(1,367)
Non-cash items	42	97	13	103
Balance, end of period	$1,047	$1,792	$1,047	$1,792
The following table summarizes the restructuring activities by reportable segment during the three months ended June 30, 2024 and 2023.

	Wealth Management	Communications	Consumer Products	Total
Restructuring charges for the three months ended June 30, 2024:
Employee termination	$—	$—	$20	$20
Total restructuring charge	$—	$—	$20	$20

Restructuring charges for the three months ended June 30, 2023:
Employee termination	$—	$197	$403	$600
Facility closure and consolidation	28	—	—	28
Total restructuring charge	$28	$197	$403	$628
The following table summarizes the restructuring activities by reportable segment during the six months ended June 30, 2024 and 2023.

	Wealth Management	Communications	Consumer Products	Total
Restructuring charges for the six months ended June 30, 2024:
Employee termination	$—	$263	$546	$809
Total restructuring charge	$—	$263	$546	$809

Restructuring charges for the six months ended June 30, 2023:
Employee termination	$—	$257	$403	$660
Facility closure and consolidation	61	—	—	61
Total restructuring charge	$61	$257	$403	$721
NOTE 5 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2024 and December 31, 2023:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of June 30, 2024
Securities borrowed	$742,940	$—	$742,940	$742,940	$—
Securities loaned	$733,552	$—	$733,552	$733,552	$—
As of December 31, 2023
Securities borrowed	$2,870,939	$—	$2,870,939	$2,870,939	$—
Securities loaned	$2,859,306	$—	$2,859,306	$2,859,306	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Remaining contractual maturity		Remaining contractual maturity
	Overnight and continuous	Total	Overnight and continuous	Total
Securities lending transactions
Corporate securities - fixed income	$37,308	$37,308	$283,809	$283,809
Equity securities	705,354	705,354	2,575,919	2,575,919
Non-US sovereign debt	278	278	11,211	11,211
Total borrowings	$742,940	$742,940	$2,870,939	$2,870,939

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

NOTE 6 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	June 30, 2024	December 31, 2023
Accounts receivable	$110,650	$109,725
Investment banking fees, commissions and other receivables	12,284	13,110
Total accounts receivable	122,934	122,835
Allowance for credit losses	(7,253)	(7,339)
Accounts receivable, net	$115,681	$115,496
Additions and changes to the allowance for credit losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$7,122	$6,324	$7,339	$3,664
Add: Additions to reserve	740	629	1,176	3,802
Less: Write-offs	(609)	(713)	(1,262)	(1,201)
Less: Recovery	—	25	—	—
Balance, end of period	$7,253	$6,265	$7,253	$6,265
NOTE 7 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	June 30, 2024	December 31, 2023
Inventory	$83,178	$93,853
Rental merchandise, net	14,235	16,629
Equity method investments	2,551	2,087
Prepaid expenses	21,324	24,813
Unbilled receivables	13,414	13,402
Other receivables	55,049	39,001
Other assets	31,713	47,542
Prepaid expenses and other assets	$221,464	$237,327
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
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $502,341 and $472,326 as of June 30, 2024 and December 31, 2023, respectively. The increase in goodwill during the six months ended June 30, 2024 was primarily due to $56,028 from the acquisition of Nogin in the All Other category and $1,431 from an immaterial acquisition in the Financial Consulting segment, partially offset by $26,681 from goodwill impairment in the Consumer Products segment.

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Balance as of December 31, 2023	$162,018	$51,195	$1,975	$33,310	$193,867	$26,681	$3,280	$472,326
Acquisition of other businesses	—	—	—	1,431	—	—	56,028	57,459
Goodwill impairment	—	—	—	—	—	(26,681)	—	(26,681)
Other	(532)	—	—	(231)	—	—	—	(763)
Balance as of June 30, 2024	$161,486	$51,195	$1,975	$34,510	$193,867	$—	$59,308	$502,341
During the six months ended June 30, 2024, the changes in goodwill included $(231) of foreign currency translation amounts and $(532) related to the sale of certain assets.
Intangible assets consisted of the following:

		As of June 30, 2024			As of December 31, 2023
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1 to 16	$281,008	$(131,654)	$149,354	$272,399	$(117,228)	$155,171
Domain names	7	175	(173)	2	185	(183)	2
Advertising relationships	8	100	(100)	—	100	(94)	6
Internally developed software and other intangibles	0.5 to 10	32,935	(21,430)	11,505	28,985	(19,613)	9,372
Trademarks	3 to 10	24,025	(9,342)	14,683	20,821	(8,133)	12,688
Total		338,243	(162,699)	175,544	322,490	(145,251)	177,239

Non-amortizable assets:
Tradenames		143,776	—	143,776	144,775	—	144,775
Total intangible assets		$482,019	$(162,699)	$319,320	$467,265	$(145,251)	$322,014
Amortization expense was $9,298 and $10,103 during the three months ended June 30, 2024 and 2023, respectively, and $18,294 and $20,576 during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, estimated future amortization expense was $16,728, $32,066, $28,939, $26,694, and $23,188 for the years ended December 31, 2024 (remaining six months), 2025, 2026, 2027 and 2028, respectively. The estimated future amortization expense after December 31, 2028 was $47,929.
The Company performs impairment tests for goodwill as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units below their carrying values. As a result of the current financial performance of the Company’s Targus subsidiary which is included in the Consumer Products segment as well as current market conditions that continued to exist in the personal computer market for computers and accessories, the Company updated its long-term forecasts. The Company performed an interim goodwill impairment quantitative assessment as of June 30, 2024, and based on the results of the analysis, the Company recorded a non-cash impairment charge of $27,681 consisting of a goodwill impairment charge of $26,681 and a tradename impairment charge of $1,000, which was recorded in impairment of goodwill and tradenames in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2024.
Goodwill and tradename of the Company’s Targus subsidiary was measured at fair value on a nonrecurring basis as of June 30, 2024. The estimated fair value of goodwill was reduced to zero and the estimated fair value of tradename was $18,500 as of June 30, 2024. The estimated fair value of the Company’s Targus reporting unit was calculated using a weighted-average of values determined from an income approach and a market approach. The income approach involves estimating the fair value of the reporting unit by discounting its estimated future cash flows using a discount rate that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities. In order to estimate the fair value of goodwill and tradename, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates, and growth rates. The inputs for the fair value calculations of the reporting unit included a 4% growth rate to calculate the terminal value, a discount rate of 16%, and with respect to tradenames, a royalty rate of 2%. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit using revenue growth rates, gross margins, and other cost assumptions consistent with the reporting unit's historical trends, and working capital requirements and future capital expenditures necessary to fund future operations. The assumptions in the fair value measurement reflect the current market environment, industry-specific factors and company-specific factors.
NOTE 9 — NOTES PAYABLE
Asset Based Credit Facility
The Company is party to a credit agreement (as amended, the “Credit Agreement”) governing its asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the Credit Agreement is subject to certain terms and conditions, equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on the liquidation engagements funded under the Credit Agreement as set forth therein. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $18 during the three months ended June 30, 2024 and 2023, and $36 during the six months ended June 30, 2024 and 2023. There was no outstanding balance on this credit facility as of June 30, 2024 and December 31, 2023. As of June 30, 2024, there were no open letters of credit outstanding. The Company is in compliance with all covenants in the asset based credit facility as of June 30, 2024. The Company received a series of extensions under its Wells Fargo Bank credit agreement with the most recent being dated September 27, 2024 to extend the required time to deliver its second quarter unaudited condensed financial statements to November 19, 2024.

On November 15, 2024, in connection with the GA Group Transaction as described in Note 21 – Subsequent Events the credit agreement which had no borrowings outstanding with Wells Fargo Bank was terminated.
Other Notes Payable
As of June 30, 2024 and December 31, 2023, the outstanding balance for the other notes payable was $30,039 and $19,391, respectively. On May 3, 2024, upon closing of the acquisition of Nogin, Nogin entered into a secured convertible promissory note agreement with a principal amount of $15,000 with an annual interest rate of 10.0% and a maturity date of May 3, 2027. The remaining notes payable primarily consisted of additional deferred cash consideration owed to the sellers of FocalPoint and a promissory note related to the Lingo minority interest purchase, which was paid in full on January 2, 2024. Interest expense was $401 and $144 during the three months ended June 30, 2024 and 2023, respectively, and $545 and $318 during the six months ended June 30, 2024 and 2023, respectively.
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
The Targus Credit Agreement is secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement which totals approximately $216,918. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, the Company entered into Amendment No. 1 and Amendment No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio and the minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023, respectively. Amendment No. 2 also provided, among other things, with a cure right for the Company to provide a capital contribution to Targus in the event of a financial covenant breach. For the period ended September 30, 2023, the Fixed Charge Coverage Ratio “FCCR” covenant was not fulfilled in accordance with the Targus Credit Agreement and for the period ended December 31, 2023, the FCCR and minimum EBITDA covenant was not fulfilled in accordance with the Targus Credit Agreement. However, the amendments to the Targus Credit Agreement and the capital contributions made to the subsidiary cured the covenant breaches. On June 27, 2024 the Company entered into Amendment No. 3 to the Targus Credit Agreement to replace the terminating Canadian benchmark interest rate with the Term CORRA Reference Rate. For the period ended June 30, 2024, the minimum EBITDA covenant was also breached. On August 14, 2024, the Company contributed $1,602 to Targus to cure a minimum EBITDA financial covenant requirement for the period ended June 30, 2024. For the period ended September 30, 2024, the minimum EBITDA covenant was also breached. On November 7, 2024, the Company entered into Amendment No. 4 to the Targus Credit Agreement, which among other things, reduced revolving loan sublimits, modified the FCCR covenant, removed the minimum EBITDA requirement, imposed a minimum undrawn availability covenant, and modified the terms of the Keepwell. Amendment No. 4 to the Targus Credit Agreement also waived the September 30, 2024 minimum EBITDA covenant breach. Concurrently with the effectiveness of Amendment No. 4 to the Targus Credit Agreement, the Company repaid the outstanding balance of the term loan in full with $2,100 of revolver loan advances and $7,500 of cash from the Company. After Amendment No.4 to the Targus Credit Agreement that included a waiver, the Company is in compliance with the Targus Credit Agreement.
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
As of June 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $13,035 (net of unamortized debt issuance costs of $265) and $17,834 (net of unamortized debt issuance costs of $366), respectively, and the outstanding balance on the revolver loan was $19,809 and $43,801, respectively. Interest expense on these loans during the three and six months ended June 30, 2024 was $1,086 (including amortization of deferred debt issuance costs of $187 and unused commitment fees of $26) and $2,446 (including amortization of deferred debt issuance costs of $371 and unused commitment fees of $53), respectively. Interest expense on these loans during the three and six months ended June 30, 2023 was $2,068 (including amortization of deferred debt issuance costs of $151 and unused commitment fees of

$20) and $3,757 (including amortization of deferred debt issuance costs of $305 and unused commitment fees of $39), respectively. The interest rate on the term loan was 11.18% and 10.20% and the interest rate on the revolver loan ranged between 9.19% and 11.50% and between 8.45% to 11.25% as of June 30, 2024 and December 31, 2023, respectively. The weighted average interest rate on the revolver loan was 10.21% and 8.53% as of June 30, 2024 and December 31, 2023, respectively.
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
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of June 30, 2024 and December 31, 2023, the interest rate on the Lingo Credit Agreement was 8.70%.
The Lingo Credit Agreement is guaranteed by the Company and Lingo's subsidiaries and secured by certain Lingo assets and equity interests as collateral which totals approximately $238,461 defined in the Lingo Credit Agreement. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. The Company is in compliance with all financial covenants in the Lingo Credit Agreement as of June 30, 2024. The Company received a series of extensions under its credit agreement with Banc of California, N.A. with the most recent being dated December 18, 2024 to extend the required time to deliver its second quarter unaudited condensed consolidated financial statements to January 21, 2025.
Principal outstanding is due in quarterly installments. The quarterly installments from September 30, 2024 to December 31, 2024 are in the amount of $2,738 per quarter, quarterly installments from March 31, 2025 to June 30, 2027 are in the amount of $3,650, and the remaining principal balance is due at final maturity on August 16, 2027.
As of June 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $57,776 (net of unamortized debt issuance costs of $623) and $63,153 (net of unamortized debt issuance costs of $722), respectively.

Interest expense on the term loan during the three and six months ended June 30, 2024 was $1,413 (including amortization of deferred debt issuance costs of $72) and $2,885 (including amortization of deferred debt issuance costs of $142), respectively. Interest expense on the term loan during the three and six months ended June 30, 2023 was $1,626 (including amortization of deferred debt issuance costs of $74) and $3,187 (including amortization of deferred debt issuance costs of $149), respectively.
On January 6, 2025, as discussed below BRPAC entered into an amended and restated credit agreement (the “BRPAC Amended Credit Agreement”) with the Banc of California, in the capacity as agent and lender and with other lenders party thereto from time to time. A portion of the proceeds from the BRPAC Amended Credit Agreement were used to pay all outstanding principal amounts and accrued interest under the Lingo Credit Agreement and the Lingo Credit Agreement was effectively terminated upon repayment on January 6, 2025.
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe's credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25,000 five-year term loan with a maturity date of August 24, 2026 is included in the Company's long-term debt. The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 5.50% to 6.00% per annum, depending on the total fixed charge coverage ratio as defined in the bebe Credit Agreement. As of June 30, 2024 and December 31, 2023, the interest rate on the bebe Credit Agreement was 11.11% and 11.14%, respectively.
The bebe Credit Agreement is collateralized by a first lien on all bebe assets and pledges of capital stock including equity interests which totals approximately $129,801. The agreement contains certain covenants, including those limiting the borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires bebe to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. The Company is in compliance with all financial covenants in the bebe Credit Agreement as of June 30, 2024.
Principal outstanding is due in quarterly installments through June 30, 2026 in the amount of $313 per quarter and the remaining principal balance of $20,000 is due at final maturity on August 24, 2026.
As of June 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $21,987 (net of unamortized debt issuance costs of $513) and $22,487 (net of unamortized debt issuance costs of $638), respectively. Interest expense on the term loan during the three and six months ended June 30, 2024 was $699 (including amortization of deferred debt issuance costs of $60) and $1,412 (including amortization of deferred debt issuance costs of $125), respectively. On October 25, 2024, upon the closing of the Brands Transaction as described in Note 21 – Subsequent Events proceeds of $22,188 was used to pay off the then outstanding balance of the loan in full and $224 of loan payoff expenses.
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
The Credit Agreement is secured on a first priority basis by a security interest in the equity interests of the Borrower and each of the Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the Borrower and the Guarantors. The borrowing base as defined in the Credit Agreement consists of a collateral pool that includes certain of the Company's loans receivables in the amount of $190,688 (which is included in the total loans receivable, at fair value balance of $229,199 reported in our condensed consolidated balance sheet at June 30, 2024) and $375,814 (which is included in the total loans receivable, at fair value balance of $532,419 reported in our condensed consolidated balance sheet at December 31, 2023) and investments in the amount of $680,105 (which is included in the total securities and other investments owned, at fair value of $664,070 reported in our condensed consolidated balance sheet at June 30, 2024) and $786,714 (which is included in the total securities and other investments owned, at fair value of $1,092,106 reported in our condensed consolidated balance sheet at December 31, 2023) as of June 30, 2024 and December 31, 2023, respectively. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. The Company is in compliance with all financial covenants in the Credit Agreement as of June 30, 2024. On September 17, 2024, the Company entered into Amendment No. 4 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fourth Amendment”). On September 17, 2024, the Company made a payment of $85,857 which consisted of a principal payment of $85,146 and accrued interest of $711. Loan fees incurred in connection with the Fourth Amendment totaled $5,869 of which $3,523 was added to the principal balance of the term loan. After giving effect to these amounts, the outstanding principal balance on the term loan was reduced from $469,750 to $388,127. In connection with the Fourth Amendment, the revolving credit facility in the amount of $100,000 which had no balance outstanding at September 17, 2024 was terminated and the Company is required to reduce the principal amount of the term loan to be no greater than $100,000 on or prior to September 30, 2025. The maturity date of the term loan is August 21, 2027 and all outstanding principal is required to be paid. The Fourth Amendment contains certain provisions related to borrowing base, including specific treatment for certain assets in the calculation of borrowing base and also includes mandatory prepayment provisions regarding asset sales. Interest on the term loan increased to SOFR loans will accrue interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans will accrue interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. On December 9, 2024, the Company entered into Amendment No. 5 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fifth Amendment”). The Fifth Amendment extended the springing maturity date of the term loans if more than $25,000 aggregate principal amount of the 5.50% 2026 Notes is outstanding to February 3, 2026 and permits under certain conditions an additional $10,000 of telecommunications financing.
As of June 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $452,548 (net of unamortized debt issuance costs of $17,202) and $475,056 (net of unamortized debt issuance costs of $18,694), respectively. Interest expense on the term loan during the three months ended June 30, 2024 and 2023 was $14,609 (including amortization of deferred debt issuance costs of $1,087) and $7,557 (including amortization of deferred debt issuance costs of $536), respectively, and during the six months ended June 30, 2024 and 2023 was $29,593 (including amortization of deferred debt issuance costs of $2,152) and $14,857 (including amortization of deferred debt issuance costs of $1,062), respectively. The interest rate on the term loan as of June 30, 2024 and December 31, 2023 was 11.33% and 11.37%, respectively.
The Company had an outstanding balance of zero under the revolving facility as of June 30, 2024 and December 31, 2023. Interest on the revolving facility during the three months ended June 30, 2024 and 2023 was $495 (including unused commitment fees of $239 and amortization of deferred financing costs of $256) and $1,527 (including unused commitment fees of $28 and amortization of deferred financing costs of $151), respectively, and during the six months ended June 30, 2024 and 2023 was $992 (including unused commitment fees of $484 and amortization of deferred financing costs of $508) and $3,483 (including unused commitment fees of $28 and amortization of deferred financing costs of $301), respectively. The interest rate on the revolving facility as of June 30, 2024 and December 31, 2023 was 11.37%.
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
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties which totals approximately $185,815, including a pledge of (a) 100% of the equity interests of the Credit Parties; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of June 30, 2024. The Company received a series of extensions under its credit agreement with Banc of California, N.A. with the most recent being dated December 18, 2024 to extend the required time to deliver its second quarter unaudited condensed consolidated financial statements to January 21, 2025.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of June 30, 2024 and December 31, 2023, the interest rate on the BRPAC Credit Agreement was 8.20% and 8.46%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. The quarterly installments from September 30, 2024 to December 31, 2026 are in the amount of $3,169 per quarter, the quarterly installment on March 31, 2027 is in the amount of $2,377, and the remaining principal balance is due at final maturity on June 30, 2027.

As of June 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $36,049 (net of unamortized debt issuance costs of $395) and $46,621 (net of unamortized debt issuance costs of $429), respectively. Interest expense on the term loan during the three months ended June 30, 2024 and 2023 was $914 (including amortization of deferred debt issuance costs of $67) and $1,348 (including amortization of deferred debt issuance costs of $70), respectively, and during the six months ended June 30, 2024 and 2023 was $1,974 (including amortization of deferred debt issuance costs of $124) and $2,791 (including amortization of deferred debt issuance costs of $144), respectively.
On January 6, 2025 (the “Closing Date”), BRPAC entered into the BRPAC Amended Credit Agreement with certain subsidiaries of the Company, the Banc of California, in the capacity as agent and lender and with other lenders party thereto from time to time. The Company’s subsidiary Lingo was added as a Borrower to the BRPAC Amended Credit Agreement. Pursuant to the BRPAC Amended Credit Agreement, the lenders made a new five-year $80,000 term loan to the Borrowers, the proceeds of which were used to repay in full the obligations under the original BRPAC Credit Agreement dated December 18, 2018 and the Lingo Credit Agreement. In connection with the BRPAC Amended Credit Agreement, the Borrowers also made certain distributions to the parent company of the Borrowers from existing cash on hand. The BRPAC Amended Credit Agreement also builds in provisions for incremental term loans up to $40,000 allowing certain distributions to the parent company of the Borrowers from the proceeds of such incremental term loans. The Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Amended Credit Agreement. The obligations under the BRPAC Amended Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Borrowers, including a pledge of (a) 100% of the equity interests of the Borrowers; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The borrowings under the BRPAC Amended Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers consolidated total funded debt ratio as defined in the BRPAC Amended Credit Agreement. The interest rate is subject to a margin level of 3.25%. As of the Closing Date, the outstanding principal amount was $80,000 with quarterly installments of principal due in the amount of $4,000, and any remaining principal balance is due at final maturity on January 6, 2030.
The BRPAC Amended Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Amended Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Amended Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Amended Credit Agreement.
NOTE 11 — SENIOR NOTES PAYABLE

Senior notes payable, net, are comprised of the following:

	June 30, 2024	December 31, 2023
6.750% Senior notes due May 31, 2024	$—	$140,492
6.375% Senior notes due February 28, 2025	145,302	146,432
5.500% Senior notes due March 31, 2026	217,440	217,440
6.500% Senior notes due September 30, 2026	180,532	180,532
5.000% Senior notes due December 31, 2026	324,714	324,714
6.000% Senior notes due January 31, 2028	266,058	266,058
5.250% Senior notes due August 31, 2028	405,483	405,483
	1,539,529	1,681,151
Less: Unamortized debt issuance costs	(10,964)	(13,130)
	$1,528,565	$1,668,021
The Company issued zero and $185 during the three months ended June 30, 2024 and 2023, respectively, and zero and $185 during the six months ended June 30, 2024 and 2023, respectively, of senior notes. The maturity dates of senior notes ranged from February 2025 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc., which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
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
On February 29, 2024, the Company redeemed $115,492 aggregate principal amount of its 6.75% Senior Notes due 2024 (the “6.75% 2024 Notes”) pursuant to the seventh supplemental indenture dated December 3, 2021. The redemption price was equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date. The total redemption payment included approximately $628 in accrued interest.
On May 31, 2024, the Company redeemed the remaining $25,000 aggregate principal amount of the 6.75% 2024 Notes. The redemption price was equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the redemption date. The total redemption payment included approximately $145 in accrued interest. In connection with the full redemption, the 6.75% 2024 Notes, which were listed on NASDAQ under the ticker symbol “RILYO,” were delisted from NASDAQ and ceased trading on the redemption date.
As of June 30, 2024 and December 31, 2023, total senior notes outstanding was $1,528,565 (net of unamortized debt issue costs of $10,964) and $1,668,021 (net of unamortized debt issue costs of $13,130), respectively, with a weighted average interest rate of 5.62% and 5.71%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $22,977 and $26,776 during the three months ended June 30, 2024 and 2023, respectively and $47,415 and $53,003 during the six months ended June 30, 2024 and 2023, respectively.
NOTE 12 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued payroll and related expenses	$60,416	$77,394
Dividends payable	16,165	18,929
Income taxes payable	7,500	819
Other tax liabilities	12,782	13,941
Contingent consideration	29,303	27,986
Accrued expenses	51,482	63,026
Other liabilities	82,268	71,098
Accrued expenses and other liabilities	$259,916	$273,193
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
NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by the Company's six reportable operating segments and the All Other category during the three and six months ended months ended June 30, 2024 and 2023 was as follows:

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Revenues for the three months ended June 30, 2024
Corporate finance, consulting and investment banking fees	$40,082	$—	$—	$24,036	$—	$—	$—	$64,118
Wealth and asset management fees	1,368	46,172	—	—	—	—	—	47,540
Commissions, fees and reimbursed expenses	7,028	2,731	3,621	12,497	—	—	—	25,877
Subscription services	—	—	—	—	76,389	—	—	76,389
Sale of goods	—	—	8,364	—	1,465	51,424	2,684	63,937
Advertising, licensing and other	—	—	—	—	1,355	—	30,303	31,658
Total revenues from contracts with customers	48,478	48,903	11,985	36,533	79,209	51,424	32,987	309,519

Trading (loss) income	(32,612)	1,291	—	—	—	—	—	(31,321)
Fair value adjustments on loans	(175,582)	—	—	—	—	—	—	(175,582)
Interest income - loans	18,508	—	—	—	—	—	—	18,508
Interest income - securities lending	24,798	—	—	—	—	—	—	24,798
Other	1,764	679	—	—	—	—	—	2,443
Total revenues	$(114,646)	$50,873	$11,985	$36,533	$79,209	$51,424	$32,987	$148,365

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Revenues for the three months ended June 30, 2023
Corporate finance, consulting and investment banking fees	$30,727	$—	$—	$19,144	$—	$—	$—	$49,871
Wealth and asset management fees	1,258	44,449	—	—	—	—	—	45,707
Commissions, fees and reimbursed expenses	7,946	3,006	8,885	12,068	—	—	—	31,905
Subscription services	—	—	—	—	82,183	—	—	82,183
Sale of goods	—	—	1,676	—	1,640	55,071	—	58,387
Advertising, licensing and other	—	—	—	—	1,133	—	14,710	15,843
Total revenues from contracts with customers	39,931	47,455	10,561	31,212	84,956	55,071	14,710	283,896

Trading (loss) income	32,685	473	—	—	—	—	—	33,158
Fair value adjustments on loans	9,207	—	—	—	—	—	—	9,207
Interest income - loans	35,126	—	—	—	—	—	—	35,126
Interest income - securities lending	40,073	—	—	—	—	—	—	40,073
Other	5,030	(212)	—		—	—	—	4,818
Total revenues	$162,052	$47,716	$10,561	$31,212	$84,956	$55,071	$14,710	$406,278

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Revenues for the six months ended June 30, 2024
Corporate finance, consulting and investment banking fees	$90,245	$—	$—	$47,020	$—	$—	$—	$137,265
Wealth and asset management fees	2,425	92,230	—	—	—	—	—	94,655
Commissions, fees and reimbursed expenses	13,285	6,618	6,201	24,598	—	—	—	50,702
Subscription services	—	—	—	—	156,126	—	—	156,126
Service contract revenues	—	—	980	—	—	—	—	980
Sale of goods	—	—	10,584	—	2,761	102,946	3,299	119,590
Advertising, licensing and other	—	—	—	—	2,688	—	56,362	59,050
Total revenues from contracts with customers	105,955	98,848	17,765	71,618	161,575	102,946	59,661	618,368

Trading (loss) income	(50,879)	1,891	—	—	—	—	—	(48,988)
Fair value adjustments on loans	(187,783)	—	—	—	—	—	—	(187,783)
Interest income - loans	40,643	—	—	—	—	—	—	40,643
Interest income - securities lending	62,607	—	—	—	—	—	—	62,607
Other	4,634	1,916	—	—	—	—	—	6,550
Total revenues	$(24,823)	$102,655	$17,765	$71,618	$161,575	$102,946	$59,661	$491,397

	Capital Markets Segment	Wealth Management Segment	Auction and Liquidation Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Revenues for the six months ended June 30, 2023
Corporate finance, consulting and investment banking fees	$69,877	$—	$—	$33,659	$—	$—	$—	$103,536
Wealth and asset management fees	1,922	87,759	—	—	—	—	—	89,681
Commissions, fees and reimbursed expenses	17,164	6,935	14,329	22,563	—	—	—	60,991
Subscription services	—	—	—	—	165,190	—	—	165,190
Sale of goods	—	—	1,892	—	3,507	120,765	—	126,164
Advertising, licensing and other	—	—	—	—	3,178	—	28,292	31,470
Total revenues from contracts with customers	88,963	94,694	16,221	56,222	171,875	120,765	28,292	577,032

Trading (loss) income	39,705	1,745	—	—	—	—	—	41,450
Fair value adjustments on loans	52,483	—	—	—	—	—	—	52,483
Interest income - loans	75,138	—	—	—	—	—	—	75,138
Interest income - securities lending	77,247	—	—	—	—	—	—	77,247
Other	13,927	1,091	—	—	—	—	—	15,018
Total revenues	$347,463	$97,530	$16,221	$56,222	$171,875	$120,765	$28,292	$838,368
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $115,681 and $115,496 as of June 30, 2024 and December 31, 2023, respectively. The Company had no significant impairments related to these receivables during the three and six months ended months ended June 30, 2024 and 2023. The Company also has $13,414 and $13,402 of unbilled receivables included in prepaid expenses and other assets as of June 30, 2024 and December 31, 2023, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied and license agreements with guaranteed minimum royalty payments and advertising/marketing fees with additional royalty revenue based on a percentage of defined sales. Deferred revenue as of June 30, 2024 and December 31,

2023 was $65,421 and $71,504, respectively. The Company expects to recognize the deferred revenue of $65,421 as of June 30, 2024 as service and fee revenues when the performance obligation is met during the years ended December 31, 2024 (remaining six months), 2025, 2026, 2027 and 2028 in the amount of $42,613, $11,279, $5,316, $2,220, and $1,270, respectively. The Company expects to recognize the deferred revenue of $2,723 after December 31, 2028.
During the three months ended June 30, 2024 and 2023, the Company recognized revenue of $9,281 and $11,665, respectively, that was recorded as deferred revenue at the beginning of the respective year. During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $30,578 and $34,167, respectively, that was recorded as deferred revenue at the beginning of the respective year.
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
The capitalized costs to fulfill a contract were $7,020 and $8,131 as of June 30, 2024 and December 31, 2023, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended June 30, 2024 and 2023, the Company recognized expenses of $1,142 and $1,258 related to capitalized costs to fulfill a contract, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized expenses of $2,679 and $2,273 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended months ended June 30, 2024 and 2023.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of June 30, 2024. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of June 30, 2024.
NOTE 14 — INCOME TAXES
The Company’s effective income tax rate was a provision of 6.1% for the three months ended June 30, 2024 as compared to a provision of 32.9% for the three months ended June 30, 2023. The Company’s effective income tax rate was a provision of 1.7% for the six months ended June 30, 2024, as compared to a provision of 32.8% for the six months ended June 30, 2023. During the three months ended June 30, 2024, the Company had a provision for income taxes of $25,008 resulting primarily from the impact of recording a valuation allowance on deferred tax assets as of June 30, 2024. The change in the effective tax rate compared to the prior year is primarily due to the impact of the valuation allowance recorded on deferred tax assets as of June 30, 2024. During the six months ended June 30, 2024, the Company had a provision for income taxes of $7,918 resulting primarily from the impact of a valuation allowance on deferred tax assets.
As of June 30, 2024, the Company had federal net operating loss carryforwards of $46,384 and state net operating loss carryforwards of $64,247, respectively. In addition, one of the Company’s majority-owned subsidiaries that is not included in the Company’s consolidated federal income tax return has federal net operating loss carryforwards of $298,416 and state net operating loss carryforwards of $222,585 available to utilize against future taxable income of the majority-owner subsidiary. The Company’s federal net operating loss carryforwards will expire in the tax years commencing on December 31, 2033, through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing on December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2024, the Company believes that the existing federal and state net operating loss carryforwards will not be fully utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will not be sufficient to realize its deferred tax assets and has provided a valuation allowance in the amount of $16,012 against these deferred tax assets. In addition, the Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to foreign capital loss carryforwards and has provided a valuation allowance in the amount of $41,751 against these deferred tax assets. During the three months ended June 30, 2024, the Company also performed additional analysis of deferred tax assets that relate to tax benefits in future periods from unrealized losses on investments and loans receivable and other debt instruments. The Company believes that it is more-likely-than-not that the Company will not be able to utilize the tax benefits from unrealized losses from these investments and loans receivable and other debt instruments and has provided valuation allowances in the amounts of $62,039 and $48,440, respectively, against these deferred tax assets.
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
Potential common shares that were not included in the computation of diluted loss per share because the effect was antidilutive was 2,781,112 as of June 30, 2024. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share as the effect would be anti-dilutive were 1,985,442 and 1,992,357 during the three and six months ended June 30, 2023, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income attributable to B. Riley Financial, Inc.	$(433,604)	$46,381	$(482,769)	$63,536
Preferred stock dividends	(2,015)	(2,015)	(4,030)	(4,027)
Net (loss) income available to common shareholders	$(435,619)	$44,366	$(486,799)	$59,509

Weighted average common shares outstanding:
Basic	30,352,054	28,239,116	30,170,819	28,411,270
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	415,130	—	671,615
Diluted	30,352,054	28,654,246	30,170,819	29,082,885

Basic (loss) income per common share	$(14.35)	$1.57	$(16.13)	$2.09
Diluted (loss) income per common share	$(14.35)	$1.55	$(16.13)	$2.05
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

On July 9, 2024, a putative class action was filed by Brian Gale, Mark Noble, Terry Philippas and Lawrence Bass in the Delaware Chancery Court against Freedom VCM, Mr. Kahn, Andrew Laurence, Matthew Avril, and the Company. This complaint alleges that former shareholders of FRG suffered damages due to alleged breaches of fiduciary duties by officers, directors and other participants in the August 2023 management-led take private transaction of FRG and that the Company aided and abetted those alleged breaches of fiduciary duties. The claim seeks an award of unspecified damages, rescissory damages and/or quasi-appraisal damages, disgorgement of profits, attorneys’ fees and expenses, and interest thereon. The Company believes these claims are meritless and intends to defend this action.

On July 3, 2024, each of the Company and Bryant Riley, Chairman and Co-Chief Executive Officer, received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) requesting the production of certain documents and other information primarily related to (i) the Company’s business dealings with Brian Kahn, (ii) certain transactions in an unrelated public company’s securities, and (iii) the communications and related compliance and other policies and procedures of certain of its regulated subsidiaries. On November 22, 2024, each of the Company and Mr. Riley received an additional SEC subpoena requesting the production of certain additional documents and information relating to Franchise Group, Inc. (including its holding company, Freedom VCM Holdings, LLC) as well as Mr. Riley’s personal loan and his pledge of shares of the Company’s common stock as collateral for such loan. As previously disclosed on April 23, 2024, the Audit Committee of the Company’s Board of Directors, with the assistance of Sullivan & Cromwell LLP, the Company’s legal counsel, conducted an internal review, and separately the Audit Committee retained Winston & Strawn LLP, independent legal counsel, to conduct an independent investigation, to review transactions among Mr. Kahn (and his affiliates) and the Company (and its affiliates). The review and the investigation both confirmed that the Company and its executives, including Mr. Riley, had no involvement with, or knowledge of, any alleged misconduct concerning Mr. Kahn or any of his affiliates. The receipt of subpoenas is not an indication that the SEC or its staff has determined that any violations of law have occurred. Both the Company and Mr. Riley are responding to the subpoenas and are fully cooperating with the SEC.

On May 2, 2024, a putative class action was filed by Ted Donaldson in the Superior Court for the State of California, County of Los Angeles on behalf of all persons who acquired the Company’s senior notes pursuant to the shelf registration statement filed with the SEC on Form S-3 dated January 28, 2021, and the prospectuses filed and published on August 4, 2021 and December 2, 2021 (the “Note Offerings”). The action asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933, as amended, against the Company, certain of the Company's officers and directors, and the underwriters of the Note Offerings. The complaint alleged that defendants knew or should have known that Mr. Kahn was engaged in illegal activities, including an alleged conspiracy to commit fraud. On September 27, 2024, the plaintiff filed an amended complaint. The amended complaint also asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933, as amended, and alleges that defendants knew or should have known that the risk to the Company from its investments in businesses affiliated with Mr. Kahn and loans to Mr. Kahn and his affiliates was greater than disclosed in the offering documents used in connection with the Note Offerings. The Company believes these claims are meritless and intends to defend this action.

On January 24, 2024, a putative securities class action complaint was filed by Mike Coan in U.S. Federal District Court, Central District of California, against the Company, Mr. Riley, Tom Kelleher and Phillip Ahn (“Defendants”). The purported class includes persons and entities that purchased shares of the Company’s common stock between May 10, 2023 and November 9, 2023. The complaint alleges that (a) the Company failed to disclose to investors that (i) Mr. Kahn, had been implicated in a conspiracy to defraud third party investors, and (ii) the Company financed Mr. Kahn and others in connection with a going private transaction involving FRG, and (b) as a result of the foregoing, the Company engaged in securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A second putative class action lawsuit was filed on March 15, 2024 by the KL Kamholz Joint Revocable Trust (“Kamholz”). This complaint asserts similar allegations as the Coan complaint and covers an alleged class period between February 28, 2022 and November 9, 2023. The Kamholz complaint further alleges that Defendants knew or should have known that Mr. Kahn was engaged in illegal activities, including a conspiracy to commit fraud, and nonetheless proceeded with the FRG going-private transaction. On August 8, 2024, the Court entered an order consolidating the two actions. The Company cannot estimate the amount of potential liability, if any, that could arise from these matters and believes these claims are meritless and intends to defend these actions.

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

In light of the significant factual issues to be resolved with respect to the asserted claims and other proceedings described above and uncertainties regarding unasserted claims described above, at the present time reasonably possible losses cannot be estimated with respect to the asserted and unasserted claims described in the preceding paragraphs.
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
On June 30, 2021, the Company agreed to guaranty (the “Cash Collateral Provider Guaranty”) up to $110,000 of obligations that B&W may owe to providers of cash collateral pledged in connection with a debt financing for B&W. The Cash Collateral Provider Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of B&W’s obligations under a reimbursement agreement with respect to such cash collateral. B&W will pay the Company $935 per annum in connection with the Cash Collateral Provider Guaranty. B&W has agreed to reimburse the Company to the extent the Cash Collateral Provider Guaranty is called upon. As of December 31, 2023, the Cash Collateral Provider Guaranty was in respect of up to $90,000 of B&W obligations after B&W made paydowns of $10,000 during the year ended December 31, 2023. As of June 30, 2024, the Cash Collateral Provider Guaranty was up to $1,650 of B&W obligations after B&W made paydowns of $88,350 during the six months ended June 30, 2024.
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
(c) FRG Commitments
On May 10, 2023, the Company entered into certain agreements pursuant to which the Company had, among other things, agreed to provide certain equity funding and other support in connection with the acquisition (the “Acquisition”) by Freedom VCM, Inc., a Delaware corporation (the “Parent”), of FRG. The Company entered into an Equity Commitment Letter with Freedom VCM (“TopCo”), the parent company of the Parent, and the Parent, pursuant to which the Company agreed to provide to TopCo, at or prior to the closing of the Acquisition, an amount equal to up to $560,000 in equity financing. The Company and FRG also entered into a Limited Guarantee in favor of FRG, pursuant to which the Company agreed to guarantee to FRG the due and punctual payment, performance and discharge when required by Parent or its subsidiary to FRG of certain liabilities and obligations of the Parent or such subsidiary. On August 21, 2023, in connection with the completion of the Acquisition and the Company's portion of the equity financing, the Company's obligations pursuant to the Equity Commitment Letter and Limited Guarantee were satisfied and the Company was paid the $16,500 fee pursuant to the Equity Commitment Letter and Limited Guarantee and the Company has no current commitments or guarantees related to FRG.
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

NOTE 17 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the 2021 Stock Incentive Plan (the “2021 Plan”), share-based compensation expense for restricted stock units under the Company’s 2021 Plan was $6,042 and $10,231 during the three months ended June 30, 2024 and 2023, respectively, and $14,416 and $23,543 during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, in connection with employee stock incentive plans, the Company granted 1,223,263 restricted stock units with a grant date fair value of $16,181. During the six months ended June 30, 2023, in connection with employee stock incentive plans, the Company granted 537,168 restricted stock units with a grant date fair value of $20,496. The restricted stock units generally vest over a period of one to five years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the two to three-year period following the grant. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), share based compensation was $70 and $126 for the three months ended June 30, 2024 and 2023, respectively, and $307 and $424 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, there were 236,949 shares reserved for issuance under the Purchase Plan.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2024, the Company repurchased zero shares of its common stock. During the six months ended June 30, 2023, the Company repurchased 1,452,831 shares of its common stock for $53,688, which represents an average price of $36.95 per common share, respectively. The shares repurchased under the program are retired. In November 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of the Company's outstanding common shares and the reauthorized program expires in October 2024. Amounts purchased prior to November 2023 relate to the previously authorized share repurchase program. As of June 30, 2024 and December 31, 2023, $34,206 remain available for common share repurchases under the share repurchase program.
On July 28, 2023, the Company issued 2,090,909 shares of common stock through a public offering at a price of $55.00 per share for net proceeds of $114,507 after underwriting fees and costs.
On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC. The BR Brands Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brands Warrants immediately vested and became exercisable upon issuance, and the remaining two-thirds of warrants vested and became exercisable on the second anniversary of the closing, upon the BR Brands’ satisfaction of specified financial performance targets. The BR Brands warrants expire in February 2025. In April 2024, 200,000 shares of the Company's common stock were issued in connection with the exercise of warrants for cash in the amount of $653. As of June 30, 2024 and December 31, 2023, zero and 200,000 BR Brands warrants were outstanding, respectively.
(d) Preferred Stock
During the six months ended June 30, 2024 and 2023, the Company issued zero depository shares of the Series A Preferred Stock. There were 2,834 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Total liquidation preference for the Series A Preferred Stock as of June 30, 2024 and December 31, 2023 was $70,854. Dividends on the Series A preferred paid during the six months ended June 30, 2024 and 2023 were $0.4296875 per depository share.

During the six months ended June 30, 2024 and 2023, the Company issued zero and 18 depository shares of the Series B Preferred Stock, respectively. There were 1,729 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Total liquidation preference for the Series B Preferred Stock as of June 30, 2024 and December 31, 2023 was $43,228. Dividends on the Series B preferred paid during the six months ended June 30, 2024 and 2023 were $0.4609375 per depository share.
NOTE 18 — NET CAPITAL REQUIREMENTS
BRS and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2024, BRS had net capital of $68,910, which was $65,363 in excess of required minimum net capital of $3,547; and BRWM had net capital of $16,459, which was $14,667 in excess of required minimum net capital of $1,792.
As of December 31, 2023, BRS had net capital of $134,561, which was $130,163 in excess of its required minimum net capital of $4,398; and BRWM had net capital of $12,328, which was $10,431 in excess of its required minimum net capital of $1,897.
NOTE 19 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds. Management fees from the Funds during the three months ended June 30, 2024 and 2023 totaled $28 and $484, respectively, and during the six months ended June 30, 2024 and 2023 totaled $143 and $694, respectively.
As of June 30, 2024 and December 31, 2023, amounts due from related parties were $905 and $172, respectively, of which $161 and $172, respectively, were due from the Funds for management fees and other operating expenses. As of June 30, 2024, $744 were due from certain of the Company's brand investments to Nogin for e-commerce related services.
As of June 30, 2024 and December 31, 2023, amounts due to related parties were $2,067 and $2,731, respectively, of which $1,249 and $2,480, respectively, related to bebe’s rent to own stores which are franchised through Freedom VCM and consist of royalty fees, inventory purchases, marketing, and IT services. As of June 30, 2024, $818 were due to certain of the Company's brand investments from Nogin for sales transactions settled by Nogin as part of its e-commerce related services to the Company’s brand investments.
During the three and six months ended June 30, 2024, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,235 and $2,525, respectively, and inventory purchases by bebe from Freedom VCM totaled $3,220 and $6,759, respectively. During the three and six months ended June 30, 2024, Nogin recognized revenues of $1,754 from clients that are part of the Company’s brand investments.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. During the three months ended June 30, 2024 and 2023, management fees paid for investment advisory services by Whitehawk were zero. During the six months ended June 30, 2024 and 2023, management fees paid for investment advisory services by Whitehawk were $1,237 and $1,142, respectively. On February 1, 2024, one of the Company's loans receivable with a principal amount of $4,521 was sold to a fund managed by Whitehawk for $4,584.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:

Babcock and Wilcox
One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2028. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company. In March 2022, a $1,000 performance fee was approved in accordance with the Executive Consulting Agreement. On September 20, 2024, Kenny Young resigned from his position as the President of the Company and the Executive Consulting Agreement with B&W was terminated. Mr. Young entered into a one-year consulting agreement concurrently to provide services to the Company, pursuant to which he will be paid an annual fee of $250 paid monthly.
During the three months ended June 30, 2024 and 2023, the Company earned $968 and zero, respectively, and during the six months ended June 30, 2024 and 2023, the Company earned $1,716 and zero, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed above in Note 16 – Commitments and Contingencies.
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company had loans receivable due from The Arena Group Holdings, Inc. (fka the Maven, Inc.) (“Arena”) included in loans receivable, at fair value of $98,729 as of December 31, 2022. On August 31, 2023, the Arena loan was amended for an additional $6,000 loan receivable with interest payable at 10.0% per annum and a maturity date of December 31, 2026. Two of the Company's members of senior management were members of the board of directors of Arena. On December 1, 2023, the Company sold its equity interest in Arena for $16,576 at a gain of $3,315 and its outstanding loans receivable for $78,796 at a loss of $28,919. Following the completion of the sale, two of the Company's members of senior management resigned from the board of directors of Arena and Arena is no longer a related party. Interest income on the loan receivable was $3,042 and $5,871 during the three and six months ended June 30, 2023, respectively. There were no fees earned from Arena by the Company during the three and six months ended June 30, 2023.
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
California Natural Resources Group, LLC.
California Natural Resources Group, LLC (“CalNRG”) was a related party as a result of the Company's approximately 25.0% equity ownership. On May 23, 2024, the Company sold its equity interest in CalNRG for $9,272 resulting in a realized gain of $254, and no commitments remain.
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
In connection with the FRG take-private transaction, all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to Freedom VCM Receivables (a subsidiary of Freedom VCM), for a purchase price of $58,872 which resulted in a loss of $78 on August 21, 2023. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 10 and as consideration for the purchase price, the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033. Payments of principal and interest on the note were limited solely to the performance of certain receivables held by BRRII. Principal and interest was payable based on the collateral without recourse to Freedom VCM Receivables, which includes the performance of certain consumer credit receivables. This loan receivable was measured at fair value in the amount of $25,827 and $42,183 as of June 30, 2024 and December 31, 2023. Interest income on the loan receivable was $2,238 and $4,392 during the three and six months ended June 30, 2024, respectively. On October 9, 2024, the Promissory Note was cancelled and certain of the receivables owned by BRRII were transferred to BRRI, all in accordance with the terms of that certain amended and restated funding agreement, dated December 18, 2023, by and among Freedom VCM Interco Holdings, Inc., Freedom VCM Receivables, Inc., BRRII, the Company and certain other parties thereto.
As more fully described in Note 2(h), the Company also has a related party loan receivable with a fair value of approximately $4,562 and $20,624 at June 30, 2024 and December 31, 2023 from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) that is collateralized by consumer finance receivables of Badcock. These consumer finance receivables were acquired from Badcock in multiple purchases beginning in December 2021. On December 18, 2023, Badcock was sold by Freedom VCM to Conn’s and the Company loaned Conn’s $108,000 pursuant to the Conn’s Term Loan which bears interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on February 20, 2027. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. Badcock now operates as a wholly owned subsidiary of Conn’s. During the three and six months ended June 30, 2024, interest income on these loans totaled $3,387 and $7,538, respectively. The commencement of the Chapter 11 Cases constitute an event of default that accelerated the obligations under the Conn’s Term Loan. As of the date of the filing of the Chapter 11 Cases, $93,000 in outstanding borrowings existed under the Conn’s Term Loan. Any efforts to enforce payment obligations under the Conn’s Term Loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of the Conn’s Term Loan are subject to the applicable provisions of the Bankruptcy Code. These loan receivables are reported as related party loan receivables due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023.
On June 27, 2024, Conn’s entered into a Consulting Agreement, as subsequently amended on July 19, 2024 (the “Consulting Agreement”), with an affiliate of the Company. Pursuant to the Consulting Agreement, Conn’s engaged the Company to sell merchandise and furniture, fixtures, & equipment (“FF&E”) as well as additional goods at Conn’s and Badcock stores, headquarters, distribution centers, and cross-dock locations. The Company will receive a fee of 1.75% of the gross proceeds of merchandise sold where the gross recovery on cost thresholds is below 105% of cost, 2.0% of the gross proceeds of merchandise sold where the gross recovery on cost thresholds is between 105.1% of cost and 109.9% of cost, and 2.25% of the gross proceeds of merchandise sold where the gross recovery on cost thresholds is 110% of cost or more. The Company will also receive a fee equal to 15% of the gross proceeds of FF&E sales and 92.5% of the gross proceeds from the sale of additional goods. In connection with the Chapter 11 Cases, the Consulting Agreement was assumed by the Conn’s debtors on an interim basis, and on August 22, 2024, the Consulting Agreement was assumed by the Conn’s debtors on a final basis.
Vintage Capital Management - Brian Kahn
Simultaneously with the completion of the FRG take-private transaction, one of our subsidiaries and VCM, an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes our subsidiary the aggregate principal amount of $200,506 and bears interest at the rate of 12.00% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of August 21, 2023. Interest income was $6,082 and $12,164 during the three and six months ended June 30, 2024, respectively. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was $51,478 and $232,065 as of June 30, 2024 and December 31, 2023, respectively. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code which impacts the collateral for this loan receivable. The fair value of the underlying collateral for this loan decreased to a fair value of $2,006 at December 20, 2024. The $2,006 is comprised of other public securities. In light of the Company’s determination that the repayment of the Amended and Restated Note will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral provided by Mr. Kahn and his spouse being in Freedom VCM equity interests, the Company has determined that both VCM and Mr. Kahn are related parties as of June 30, 2024 and December 31, 2023.
Torticity, LLC
On November 2, 2023, the Company agreed to lend up to $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. Interest income was $1,256 and $2,465 during the three and six months ended June 30, 2024, respectively. One of the Company's members of senior management is on the board of directors of Torticity. The loan receivable had a fair value of $17,170 and $6,791 as of June 30, 2024 and December 31, 2023, respectively, and is included in the Company's loans receivable, at fair value in the condensed consolidated balance sheets.
Kanaci Technologies, LLC
On November 21, 2023, the Company agreed to lend up to $10,000 to Kanaci Technologies, LLC (“Kanaci”), of which $4,000 was drawn upon with $6,000 remaining, with interest payable of 15.0% per annum and a maturity date of June 30, 2026. Interest income was $476 and $844 during the three and six months ended June 30, 2024. In June 2023, one of the Company's members of senior management was appointed to the board of directors of Kanaci. The loan receivable had a fair value of $9,762 and $3,904 as of June 30, 2024 and December 31, 2023, respectively, and is included in the Company's loans receivable, at fair value in the condensed consolidated balance sheets.
Other
On March 2, 2021, the Company purchased a $2,400 minority equity interest in Dash Medical Holdings, LLC ("Dash") and one of the board of directors of the Company is a member of the board of directors of Dash. On June 13, 2024, the Company sold its equity interest in Dash for $2,760, resulting in a realized gain of $360. In December 2024, the Company earned an advisory fee of $2,650 for services in connection with sale of Q-mation, Inc. where one of the board of directors of the Company is the president of Q-mation, Inc.
On March 10, 2023, the Company sold a loan receivable including accrued interest in the amount of $7,600 to two related parties. BRC Partners Opportunity Fund, LP (“BRCPOF”) purchased $3,519 of the loan receivable including accrued interest and 272 Capital L.P. (“272LP”) purchased $4,081 of the loan receivable including accrued interest; both of the partnerships are private equity funds managed at the time of the transaction by one of the Company’s subsidiaries. Our executive officers and members of our board of directors have a 58.2% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 24.9% in the BRCPOF as of June 30, 2024 and December 31, 2023. Our executive officers and members of our board of directors had a 15.3% financial interest in the 272LP as of December 31, 2023. On February 5, 2024, the Company sold its interest in 272LP and 272 Advisors, LLC for a promissory note of $2,000 plus additional revenue sharing up to $4,100, which is based on future management fees earned.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended June 30, 2024 and 2023, the Company earned $369 and $30 of fees related to these services, respectively. During the six months ended June 30, 2024 and 2023, the Company earned $548 and $814 of fees related to these services, respectively.
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
As a result of the changes discussed above in the Consumer segment, the Company has recast the financial data for the Consumer Products segment and reporting of the All Other Category for all periods presented. The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capital Markets segment:
Revenues - Services and fees	$50,242	$44,961	$110,589	$102,890
Trading (loss) income	(32,612)	32,685	(50,879)	39,705
Fair value adjustments on loans	(175,582)	9,207	(187,783)	52,483
Interest income - loans	18,508	35,126	40,643	75,138
Interest income - securities lending	24,798	40,073	62,607	77,247
Total revenues	(114,646)	162,052	(24,823)	347,463
Selling, general and administrative expenses	(49,806)	(45,870)	(103,030)	(111,581)
Impairment of tradenames	—	(1,733)	—	(1,733)
Interest expense - Securities lending and loan participations sold	(23,313)	(35,780)	(58,696)	(68,204)
Depreciation and amortization	(745)	(993)	(1,516)	(2,249)
Segment (loss) income	(188,510)	77,676	(188,065)	163,696
Wealth Management segment:
Revenues - Services and fees	49,582	47,243	100,764	95,785
Trading income	1,291	473	1,891	1,745
Total revenues	50,873	47,716	102,655	97,530
Selling, general and administrative expenses	(48,157)	(47,964)	(97,205)	(95,286)
Restructuring charge	—	(28)	—	(61)
Depreciation and amortization	(1,048)	(1,082)	(2,103)	(2,168)
Segment income (loss)	1,668	(1,358)	3,347	15
Auction and Liquidation segment:
Revenues - Services and fees	3,621	8,885	7,181	14,329
Revenues - Sale of goods	8,364	1,676	10,584	1,892
Total revenues	11,985	10,561	17,765	16,221
Direct cost of services	(2,872)	(3,453)	(4,328)	(6,581)
Cost of goods sold	(6,960)	(618)	(7,748)	(670)
Selling, general and administrative expenses	(1,861)	(2,302)	(3,369)	(4,582)
Segment income	292	4,188	2,320	4,388
Financial Consulting segment:
Revenues - Services and fees	36,533	31,212	71,618	56,222
Selling, general and administrative expenses	(28,584)	(22,791)	(57,444)	(43,940)
Depreciation and amortization	(83)	(103)	(168)	(181)
Segment income	7,866	8,318	14,006	12,101
Communications segment:
Revenues - Services and fees	77,744	83,316	158,814	168,368
Revenues - Sale of goods	1,465	1,640	2,761	3,507
Total revenues	79,209	84,956	161,575	171,875

Direct cost of services	(46,274)	(46,085)	(95,093)	(90,818)
Cost of goods sold	(1,614)	(2,046)	(2,973)	(4,214)
Selling, general and administrative expenses	(19,553)	(20,241)	(37,471)	(42,785)
Restructuring charge	—	(197)	(263)	(257)
Depreciation and amortization	(5,925)	(6,405)	(11,882)	(13,036)
Segment income	5,843	9,982	13,893	20,765
Consumer Products segment:
Revenues - Sale of goods	51,424	55,071	102,946	120,765
Cost of goods sold	(35,984)	(37,653)	(72,864)	(83,059)
Selling, general and administrative expenses	(15,118)	(16,482)	(30,643)	(35,776)
Depreciation and amortization	(1,931)	(2,581)	(3,928)	(5,189)
Restructuring charge	(20)	(403)	(546)	(403)
Impairment of goodwill and tradenames	(27,681)	—	(27,681)	—
Segment loss	(29,310)	(2,048)	(32,716)	(3,662)
Consolidated operating (loss) income from reportable segments	(202,151)	96,758	(187,215)	197,303
All Other:
Revenues - Services and fees	30,303	14,710	56,362	28,292
Revenues - Sale of goods	2,684	—	3,299	—
Total revenues	32,987	14,710	59,661	28,292
Direct cost of services	(12,405)	(6,403)	(23,256)	(12,939)
Cost of goods sold	(2,160)	—	(2,748)	—
Corporate and other expenses	(36,527)	(22,071)	(70,127)	(44,739)
Interest income	804	701	1,473	3,275
Dividend income	9,209	9,555	21,024	22,759
Realized and unrealized (losses) gains on investments	(155,690)	18,843	(185,235)	(9,599)
Change in fair value of financial instruments and other	(163)	381	151	172
Income from equity investments	10	143	6	133
Interest expense	(42,687)	(47,332)	(87,551)	(94,893)
(Loss) income before income taxes	(408,773)	65,285	(473,817)	89,764
Provision for income taxes	(25,008)	(21,504)	(7,918)	(29,423)
Net (loss) income	(433,781)	43,781	(481,735)	60,341
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(177)	(2,600)	1,034	(3,195)
Net (loss) income attributable to B. Riley Financial, Inc.	(433,604)	46,381	(482,769)	63,536
Preferred stock dividends	2,015	2,015	4,030	4,027
Net (loss) income available to common shareholders	$(435,619)	$44,366	$(486,799)	$59,509

The following table presents revenues by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Services and fees
North America	$247,256	$229,911	$503,986	$464,841
Europe	769	416	1,342	1,045
Total Revenues - Services and fees	248,025	230,327	505,328	465,886

Trading (loss) income
North America	(31,321)	33,158	(48,988)	41,450

Fair value adjustments on loans
North America	(175,582)	9,207	(187,783)	52,483

Interest income - loans
North America	18,508	35,126	40,643	75,138

Interest income - securities lending
North America	24,798	40,073	62,607	77,247

Sale of goods
North America	29,088	29,407	57,982	67,354
Australia	3,837	3,171	6,461	6,630
Europe, Middle East, and Africa	21,302	17,198	37,319	34,626
Asia	6,780	6,316	13,134	12,540
Latin America	2,930	2,295	4,694	5,014
Total Revenues - Sale of goods	63,937	58,387	119,590	126,164

Total Revenues
North America	112,747	376,882	428,447	778,513
Australia	3,837	3,171	6,461	6,630
Europe, Middle East, and Africa	22,071	17,614	38,661	35,671
Asia	6,780	6,316	13,134	12,540
Latin America	2,930	2,295	4,694	5,014
Total Revenues	$148,365	$406,278	$491,397	$838,368
The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	June 30, 2024	December 31, 2023
Long-lived Assets - Property and Equipment, net:
North America	$44,210	$24,594
Europe	307	396
Asia Pacific	105	133
Australia	67	83
Total	$44,689	$25,206
Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of the segments and therefore, total segment assets have not been disclosed.
NOTE 21 — SUBSEQUENT EVENTS

Brands Transaction

On October 25, 2024, our wholly-owned subsidiary, B. Riley Brand Management LLC (“B. Riley Brand Management”), entered into a transfer and contribution agreement, dated October 25, 2024 (the “Transfer and Contribution Agreement”), by and between B. Riley Brand Management and BR Funding Holdings 2024-1, LLC, a Delaware limited liability company and, prior to the consummation of the transactions described herein, wholly-owned subsidiary of B. Riley Brand Management (“Holdings”), pursuant to which, among other things, B. Riley Brand Management transferred and contributed its limited liability company interests in (i) BR Brand Holdings LLC, a New York limited liability company, (ii) HRLY Brand Management LLC, a Delaware limited liability company, (iii) Justice Brand Management LLC, a New York limited liability company, and (iv) S&S Brand Management LLC, a New York limited liability company (such limited liability interests collectively, the “Brands Interests,” and such transfer, the “Transfer”).

In connection with the transactions contemplated by the Transfer and Contribution Agreement, Holdings transferred and contributed the Brand Interests to its subsidiary, BR Funding 2024-1, LLC, a Delaware limited liability company and securitization financing vehicle (“Issuer”) and Issuer issued notes and preferred stock secured by the Brands Interests (the “Secured Financing”) to a third party purchaser, HBN 101, LLC, a Delaware limited liability company (the "Purchaser"), the proceeds of which were used to fund an upfront payment to the Company of approximately $189,300.

Additionally, in connection with the Transfer and Contribution Agreement, bebe stores, inc., a California corporation and majority owned subsidiary of the Company (“bebe”), entered into a membership interest purchase agreement, dated October 25, 2024 (the “bebe Purchase Agreement”), by and among bebe, HBN 120, LLC, a Delaware limited liability company (“Buyer”), BB Brand Holdings LLC, a Delaware limited liability company (“BB Brand Holdings”), and BKST Brand Management LLC, a New York limited liability company (“BKST Brand Management” and together with BB Brand Holdings, the “bebe Brands”), pursuant to which, among other things, bebe sold its limited liability company interests in the bebe Brands to Buyer, an affiliate of the Purchaser for approximately $46,624 in net proceeds (such sale, the “Sale”). Upon closing of the Sale proceeds of $22,188 was used to pay off the then outstanding balance of the bebe Credit Agreement in full (see Note 10) and $224 of loan related pay off expenses.

The Sale by bebe resulted in a fair value adjustment at September 30, 2024 in the amount of approximately $(20,043) that was recorded in the quarter ended September 30, 2024. In addition, upon completion of the Secured Financing of the Brand Interests, the Company will deconsolidate the ownership of the Brand Interests and the Company’s ownership in the Brand Interest will be reported as a non-controlling equity method investment that is estimated to have nominal value as a result of the liquidation preferences and notes that were issued as part of the Secured Financing. The Brands Interests transaction resulted in a fair value adjustment at September 30, 2024 in the amount of approximately $(133,000) was recorded in the quarter ending September 30, 2024.

Great American Group Transaction

On November 15, 2024 the Company and BR Financial Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“BR Financial”), consummated the transactions contemplated by an equity purchase agreement, dated October 13, 2024 (the “Equity Purchase Agreement”), by and among OCM SSF III Great American PT, L.P., a Delaware limited partnership (“Investor 1”), Opps XII Great American Holdings, LLC, a Delaware limited liability company (“Investor 2”), and VOF Great American Holdings, L.P., a Delaware limited partnership

(“Investor 3,” and, together with Investor 1 and Investor 2, the “Investors”), Great American Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Great American NewCo”), and certain other parties identified therein, with respect to the ownership of Great American NewCo by the Investors and the Company. The Investors are affiliates of Oaktree Capital Management, L.P.

Pursuant to, and subject to the terms and conditions set forth in, the Equity Purchase Agreement, the Company conducted an internal reorganization and contributed all of the interests in the Company’s Appraisal and Valuation Services, Retail, Wholesale & Industrial Solutions and Real Estate businesses (collectively, the “Great American Group”), to Great American NewCo. At the Closing, (i) the Investors received (a) all of the outstanding class A preferred limited liability units of Great American NewCo (which will have a 7.5% cash coupon and a 7.5% payment-in-kind coupon) (the “Class A Preferred Units”) and (b) common limited liability units of Great American NewCo (the “Common Units”) representing 52.6% of the issued and outstanding common limited liability units in Great American NewCo for a purchase price of approximately $203,000 (with an initial liquidation preference of approximately $203,000). BR Financial retains (a) 93.2% of the issued and outstanding class B preferred limited liability company units of Great American NewCo (which will have a 2.3% payment-in-kind coupon and an initial aggregate liquidation preference of approximately $183,000) (the “Class B Preferred Units”) and (b) 44.2% of the issued and outstanding Common Units. The remaining 6.8% of issued and outstanding Class B Preferred Units and 3.2% of issued and outstanding Common Units will be held by certain minority investors. The investors in Great American NewCo will also be entitled to certain quarterly tax distributions pursuant to the Great American NewCo LLCA (defined below).

At the closing, (i) BR Financial, the Investors and the other minority investors entered into an Amended and Restated Limited Liability Company Agreement of Great American NewCo (the “Great American NewCo LLCA”), (ii) BR Financial and Great American NewCo entered into a Transition Services Agreement, pursuant to which BR Financial will provide certain transition services to Great American NewCo relating for the Great American Group for a period of up to one year from the Closing, subject to certain exceptions, and (iii) an affiliate of the Company, Great American NewCo and certain subsidiary guarantors of Great American NewCo entered into a credit agreement, pursuant to which an affiliate of the Company, as lender, will provide to Great American NewCo, as borrower, a first lien secured revolving credit facility of up to $25,000 for general corporate purposes, subject to the terms and conditions set forth therein, which had an outstanding balance of $1,751 at closing, and (iv) entered into promissory notes which totaled $15,332 related to capital requirements for certain retail liquidation engagements that were ongoing as of closing.

Under the Great American NewCo LLCA, Great American NewCo will initially have a five-member board of directors that will oversee the day-to-day management of Great American NewCo, subject to certain approval rights reserved for the Investors and/or BR Financial, as applicable. The Investors will be entitled to appoint a majority of the directors of the board for so long as they collectively hold at least 25% of their combined amount of Common Units owned immediately following the Closing. The Great American NewCo LLCA will also contain certain protections for BR Financial, including, but not limited to, requiring BR Financial approval for certain fundamental actions. The Investors will have certain drag-along rights following the second-year anniversary of the Closing Date and certain call rights exercisable starting on the fifth-year anniversary of the Closing Date. The Great American NewCo LLCA sets forth distribution mechanics pursuant to which Great American NewCo will make distributions in cash and payment-in-kind at any time the board of directors may authorize, with the Class A Preferred Units having priority in any such distribution over Class B Preferred Units. In addition, the Great American NewCo LLCA will contain certain transfer restrictions and other transfer rights and obligations that apply to BR Financial, the Investors and other unitholders, as applicable, in certain circumstances. Upon closing the Equity Purchase Agreement on November 15, 2024, B. Riley will record a gain of approximately $235,000 and the operations of Great American NewCo will be deconsolidated since B. Riley will no longer have control and will a non-controlling equity investment ownership interest of 44.2% of the common units along with the Preferred B units described above.

Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s traditional (W-2) Wealth Management business to Stifel for estimated net consideration of $27,000 to $35,000 in cash. Subject to the terms of the agreement, the final consideration will be based on the number of advisors that join Stifel at closing, among other things. The transaction is expected to include up to 15% of the wealth management advisors, along with the associated customer accounts. The accounts managed by these advisors represents up to $4.5 billion total assets under management (AUM) as of September 30, 2024. The transaction has been approved by the Board of Directors of the Company and is subject to the receipt of required regulatory approvals and other customary closing conditions. It is expected to close early in the second quarter of 2025.

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

We maintain a diverse composition of businesses that operate in six reportable segments. Management evaluates many different financial and non-financial metrics to assess the individual performance of each of these various businesses. However, across most businesses, management primarily assesses each business’s financial performance based upon each of the business’s revenues and operating profits generated excluding non-cash charges and the impact of gains and losses related to securities and other investments held. Management believes that gains and losses on individual investments are generally impacted by individual characteristics specific to each investment and although this has an impact on our overall financial performance the impact of these gains and losses may not be indicative of the overall strength or weakness in each of our business operations. Additionally, in evaluating the financial performance of each of our businesses, management monitors the increase or decrease in operating results from period to period while factoring in the relative volatility inherent in each industry in which these businesses operate. Management recognizes that some of the Company’s businesses, such as the Auctions and Liquidations business, exhibit more volatile results due to the nature of the business having substantial revenue associated with a limited number of retail liquidation engagements.

Capital Markets – We provide investment banking, equity research and institutional brokerage services to publicly traded and privately held companies, institutional investors, and financial sponsors; fund and asset management services to institutional and high-net-worth individual investors; and direct lending services to middle market companies. We also trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. We maintain an investment portfolio comprised of public and private equities and debt securities. We also opportunistically provide loans to our clients and we engage in securities-based lending which involves the borrowing and lending of equity and fixed income securities.

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

In our Capital Markets segment we have a portfolio of loans receivable that consisted of the following at June 30, 2024 and December 31, 2023:

		Loans Receivable, at Fair Value		Fair Value Adjustments on Loans
				Three Months Ended June 30,		Six Months Ended June 30,
	Industry or Type of Loan	June 30, 2024	December 31, 2023
				2024	2023	2024	2023
Related Party Loans:
Vintage Capital Management, LLC	Retail / consumer	$32,121	$200,506	$(151,147)	$—	$(168,385)	$—
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	25,827	42,183	(12,039)	—	(13,721)	—
Conn's, Inc.	Retail / consumer	82,305	104,760	(7,230)	—	(8,484)	—
W.S. Badcock Corporation	Consumer receivable portfolio	4,562	20,624	(7,396)	—	(6,845)	—
Other related party loans	Services & Oil & Gas	26,933	10,695	194	226	692	(1,546)
Total related party		171,748	378,768	(177,618)	226	(196,743)	(1,546)
Other loans:
Excela Technologies, Inc.	Technology	38,766	50,296	55	6,478	268	12,201
Core Scientific, Inc.	Technology	—	45,509	—	3,142	8,473	35,542
Other loans	Various	18,685	57,846	1,981	(639)	219	6,286
Total		$229,199	$532,419	$(175,582)	$9,207	$(187,783)	$52,483

The fair value adjustments on loans receivable for the three months ended June 30, 2024 and 2023 were $(175.6) million and $9.2 million, respectively. The fair value adjustments on loans receivable for the six months ended June 30, 2024 and 2023 was $(187.8) million and $52.5 million, respectively. During the three and six months ended June 30, 2024, we recorded $(151.1) million and $(168.4) million of fair value adjustments to the loan receivable from Vintage Capital Management, LLC ("VCM"). The fair value adjustments are related primarily to the decline in the equity fair value of Freedom VCM Holdings, LLC which, along with certain guarantees, is the primary collateral for this loan. The decline in equity fair value of Freedom VCM Holdings, LLC is primarily due to increases in net debt as well as declines in Freedom VCM Holdings, LLC’s investment in Conn’s, Inc. common stock, and a decrease in the operational performance of Freedom VCM Holdings, LLC’s various business units. Subsequent to June 30, 2024, the collateral value for the VCM loan receivable was impacted due to the filing of Freedom VCM’s voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024. The fair value of the underlying collateral for this loan subsequently decreased to a fair value of approximately $2.2 million at September 30, 2024. The $45.5 million of loans receivable from Core Scientific, Inc. (“Core Scientific”) at December 31, 2023 included a loan in the amount of $42.1 million that was settled in full upon Core Scientific’s exit from Chapter 11 bankruptcy in January 2024. The Company received common shares of Core Scientific in accordance with the bankruptcy emergence plan which became publicly traded. The Company received Core Scientific common stock with a fair value of $50.4 million for settlement of the $42.1 million loan receivable. The fair value of the Core Scientific common stock received was measured using an amount that approximated the share price of Core at emergence from bankruptcy as set forth in Core’s bankruptcy emergence plan and a gain in the amount of $9.1 million was recognized.

During the three and six months ended June 30, 2024, we recorded $(12.0) million and $(13.7) million of fair value adjustments to the loan receivable for Freedom VCM Receivables, Inc.. The fair value adjustments are related to higher projected charge offs of receivables on the consumer receivable portfolio that are currently serviced by Conn's, Inc. which is expected to be impacted by Conn’s voluntary petition filing on July 23, 2024 for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).

During the three and six months ended June 30, 2024, we recorded $(7.2) million and $(8.5) million of fair value adjustments to the loan receivable for Conn’s, Inc.. The fair value adjustments are related to reduced value of the underlying collateral following Conn’s Inc. voluntary petition filing on July 23, 2024 of the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court.

During the three and six months ended June 30, 2024, we recorded $(7.4) million and $(6.8) million of fair value adjustments to the loan receivable for W.S. Badcock Corporation. The fair value adjustments are related to higher projected charge offs of receivables on the consumer receivable portfolio, that are currently serviced by Conn's, Inc. which is expected to be impacted by Conn’s voluntary petition filing on July 23, 2024 voluntary petition filing on July 23, 2024 of the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court.

The fair value adjustments on loans receivable were $9.2 million and $52.5 million during the three and six months ended June 30, 2023. The fair value adjustment to the loan receivable for Core Scientific, Inc. was $3.1 million and $35.5 million for the three and six months ended June 30, 2023. Core Scientific, Inc. provides digital infrastructure for bitcoin mining and high-performance computing. Core Scientific, Inc. filed Chapter 11 bankruptcy in 2022, leading to a significant mark down of the loan receivable in the fourth quarter of 2022. Subsequent to the Chapter 11 restructuring, and during the first quarter of 2023, there was an increase in bitcoin prices resulting in significant growth and value assumptions for the Core Scientific, Inc. loan receivable. As a result, the Core Scientific, Inc. loan receivable received a fair value adjustment of $35.5 million for the six months ended June 30, 2023.

Wealth Management – We provide retail brokerage, investment management, and insurance, and tax preparation services to individuals and families, small businesses, non-profits, trusts, foundations, endowments, and qualified retirement plans through a boutique private wealth and investment management firm to meet the individual financial needs and goals of our customers. Our experienced financial advisors provide investment management, retirement planning, education planning, wealth transfer and trust coordination, and lending and liquidity solutions. Our investment strategists provide strategies and real-time market views and commentary to help our clients make important and informed financial and investment decisions. Wealth management revenues are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Brokerage revenues	$22,824	$22,141	$46,493	$43,637
Advisory revenues	20,216	18,388	39,566	36,284
Other	6,542	6,714	14,705	15,864
Total	$49,582	$47,243	$100,764	$95,785

Total assets under management were approximately $25.6 billion, $25.4 billion, and $24.9 billion at June 30, 2024, December 31, 2023, and June 30, 2023, respectively. Of these amounts, advisory assets under management totaled approximately $8.0 billion at June 30, 2024, and December 31, 2023, and $7.7 billion at June 30, 2023. Advisory revenues were 0.25% and 0.24% of average advisory assets under management during the three months ended June 30, 2024 and 2023, respectively, and 0.25% and 0.23% of average advisory assets under management during the six months ended June 30, 2024 and 2023, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Broker revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. Other revenues is primarily comprised of tax service fees and management fees earned from comprehensive client focused services performed. On October 31, 2024, we signed a definitive agreement to sell a portion of the Company’s traditional (W-2) Wealth Management business to Stifel Financial Corp. (“Stifel”) as more fully described in recent developments.

Financial Consulting Segment - We provide a variety of specialized advisory services spanning bankruptcy, restructuring, turnaround management, forensic accounting, crisis and litigation support, appraisal and valuation, real estate, and operations management. On November 15, 2024, as more fully described in recent developments, the Company entered into a transaction whereby, approximately 52.6% of the common equity interests of a newly formed subsidiary that included the Company’s appraisal and valuation and real estate advisory services operations, along with the Company’s auction and liquidations operations, was sold to an investment management firm. These operations are expected to be deconsolidated since B. Riley will no longer have control and will own a non-controlling equity investment ownership interest of 44.2% in the business.

Auction and Liquidation Segment – We provide retail liquidation services that utilize significant industry experience and a scalable network of independent contractors and advisors to help clients quickly and efficiently dispose of under-performing assets and generate cash from excess inventory by conducting or assisting in retail store closings, going out of business sales, bankruptcy sales, and fixture sales. Financial institutions and other capital providers rely on us to maximize recovery rates in distressed asset sales and in retail bankruptcy situations. Additionally, we work with healthy, mature retailers that utilize our proven inventory management and strategic disposition solutions to close unproductive stores and dispose of surplus inventory and fixtures as existing stores are updated. We often conduct large retail liquidations that entail significant capital requirements through collaborative arrangements with other liquidators and provide services to clients on a fee, guarantee or outright purchase basis. Our scale and pool of resources allow us to offer our services across North America as well as parts of Europe, Asia, and Australia. On November 15, 2024, as more fully described in recent developments, the Company entered into a transaction whereby, approximately 52.6% of the common equity interests of a newly formed subsidiary that included the Company’s auction and retail liquidation operations was sold, along with the Company’s appraisal and valuation and real estate advisory services operations, to an investment management firm. These operations are expected to be deconsolidated since B. Riley will no longer have control and will own a non-controlling equity investment ownership interest of 44.2% in the business.

Communications Segment – We own a number of businesses that comprises our Communications Segment that we have acquired for attractive risk-adjusted investment return characteristics. We may pursue future acquisitions to expand this portfolio of businesses which currently includes: Lingo Management, LLC (“Lingo Management”), a global cloud/unified communications and managed service provider that includes the operations of BullsEye Telecom that was merged into Lingo Management in July 2023, a single source communications and cloud technology provider (collectively “Lingo”); Marconi Wireless Holdings, LLC, a mobile virtual network operator that provides mobile phone voice, text, and data services and devices; magicJack VoIP Services, LLC, a VoIP cloud-based technology and communications provider that offers related devices and subscription services; and United Online, Inc., an Internet access provider that offers dial-up, mobile broadband and digital subscriber line services under the NetZero and Juno brands.

Consumer Products Segment – This segment is comprised of Targus, which is a multinational company that designs, manufactures, and sells consumer and enterprise productivity products with a large business-to-business (B2B) customer client base and global distribution in over 100 countries. The Targus product line includes laptop and tablet cases, backpacks, universal docking stations, and computer accessories that we acquired on October 18, 2022.

Our operating results are primarily comprised of the operations of these businesses within our six reportable operating segments. However, we also generate revenues from other businesses that we may acquire with the goal to expand their operations, drive growth, and create operational efficiencies to improve cash flows to reinvest across other business operations in our platform. These businesses are typically in fragmented markets and include the operations of a regional environmental services business, bebe which operates rent-to-own stores, and a technology company that provides e-commerce platforms, marketing and technology services acting as a merchant for consumer brand companies.

We also generate operating revenues from our majority owned subsidiary that licenses the trademarks and intellectual properties from our ownership of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore. We also generate other income from dividends we receive from our equity ownership of investments that range from 10% to 50% in companies that license the trademark and intellectual property of the Hurley, Justice, and Scotch & Soda brands and bebe and Brookstone brands (equity ownership of bebe stores, inc., our majority owned subsidiary). We have elected to account for these equity investments using the fair value method of accounting and the fair value of these investments totaled $288.0 million and $283.1 million at June 30, 2024 and December 31, 2023, respectively. These investments are in private companies where the fair value at each reporting date is measured using valuation models that require significant estimates made by our management where we use operational data received from each of these individual operating companies that we do not manage. The changes in fair value for these brand investments could have a material impact on our net income that we report each reporting period. The change in fair value of these investments include unrealized gains which are reported in other income (expense) – realized and unrealized gains (losses) on investments and totaled $4.9 million and ($9.9) million during the six months ended June 30, 2024 and 2023, respectively. Dividends from these investments which are reported in other income (expense) – dividend income and totaled $17.6 million and $16.6 million during the six months ended June 30, 2024 and 2023, respectively. On October 25, 2024, as more fully described below in recent developments, the Company’s majority owned subsidiary bebe stores, inc.
sold its limited liability company interests in the bebe and Brookstone brands and the Company entered into a secured financing transaction for the six brands and the equity interests owned in Hurley, Justice and Scotch & Soda which is expected to result in deconsolidation and be reported as a non-controlling equity method investment that is estimated to have nominal value.

Securities and Other Investments Owned Portfolio – We have a portfolio of securities and other investments owned that consists of public equity securities, private securities that are primarily comprised of our 31% investment in Freedom VCM Holdings, LLC and brand investments described above, partnership interests and other investments, corporate bonds and other fixed income securities as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Public Equity Securities:
Badcock & Wilcox Enterprises, Inc. - common stock	$39,797	$40,072
Badcock & Wilcox Enterprises, Inc. - preferred stock	4,937	6,386
Alta Equipment Group, Inc. - common stock	—	44,653
Double Down Interactive Co., Ltd - common stock	53,536	30,439
Synchronoss Technologies, Inc. - common stock	13,149	8,780
Other public equities	26,102	64,211
Total public equity securities	137,521	194,541

Private Equity Securities:
Freedom VCM Holdings, LLC	63,674	287,043
Consumer brand investments	287,987	283,057
Other private equities	117,043	229,993
Total private equity securities	468,704	800,093

Total equity securities	606,225	994,634

Other Securities:
Corporate bonds	36,915	59,287
Other fixed income securities	5,321	2,989
Partnership interest and other	15,609	35,196
Total securities and other investments owned	$664,070	$1,092,106

Securities and other investments owned was $664.1 million and $1,092.1 million as of June 30, 2024 and December 31, 2023. Of this amount, the fair value of equity securities totaled $606.2 million and $994.6 million as of June 30, 2024 and December 31, 2023. Of these amounts, public equity securities totaled $137.5 million and $194.5 million as of June 30, 2024 and December 31, 2023, and private equity securities totaled $468.7 million and $800.1 million as of June 30, 2024 and December 31, 2023.

The fair value of Alta Equipment Group, Inc. common stock held as of December 31, 2023 was $44.7 million, and the Company sold the entire position in the first quarter of 2024 and recorded a loss of $(3.5) million. The sale was executed to raise additional capital to fund operating activities.

The fair value of Double Down Interactive Co., Ltd common stock held as of June 30, 2024 and December 31, 2023 was $53.5 million and $30.4 million, respectively. The change in fair value for the six months ended June 30, 2024 is primarily related to an increase in the public trading price during the period.

The fair value of the investment in Freedom VCM Holdings, LLC held as of June 30, 2024 and December 31, 2023 was $63.7 million and $287.0 million, respectively. During the six months ended June 30, 2024, fair value adjustments were recorded in the amount of $(223.3) million primarily due to increases in net debt, declines in Freedom VCM Holdings, LLC’s investment in Conn’s, Inc. common stock and impact of Conn's bankruptcy filing on July 23, 2024, and a decrease in the operational performance of Freedom VCM Holdings, LLC’s various business segments.

Subsequent to June 30, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024 which impacts the future fair value of the investment in Freedom VCM. The fair value of the investment in Freedom VCM was reduced to zero at September 30, 2024 and a fair value adjustment of approximately $(63.7) million was recorded in the quarter ended September 30, 2024.

	Realized and Unrealized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$3,799	$(560)	$(1,075)	$3,864
Babcock & Wilcox Enterprises, Inc. - preferred stock	(429)	(336)	(153)	2,769
Alta Equipment Group, Inc. - common stock	—	7,370	(3,537)	20,616
Double Down Interactive Co., Ltd - common stock	7,691	6,044	21,839	4,258
Synchronoss Technologies, Inc. - common stock	974	—	3,495	—
The Arena Group, Inc. - common stock	—	1,866	—	(20,729)
Other public equities	(2,832)	4,599	(2,532)	7,064
Subtotal	9,203	18,983	18,037	17,842

Private Equity Securities:
Freedom VCM Holdings, LLC	(139,355)	—	(172,009)	—
Consumer Brand Investments	(449)	(506)	4,930	(9,866)
Other private equities	(24,661)	(690)	(39,202)	(6,010)
Subtotal	(164,465)	(1,196)	(206,281)	(15,876)

Other Securities:
Corporate bonds	920	739	1,387	348
Partnership interest and other	(1,348)	317	1,622	(11,913)

Total	$(155,690)	$18,843	$(185,235)	$(9,599)

During the three and six months ended June 30, 2024, realized and unrealized losses of $(155.7) million and $(185.2) million were recorded to other income as realized and unrealized losses on investments. These realized and unrealized losses are made up of realized and unrealized gains (losses) recorded to public equity securities, private equity securities, corporate bonds, and partnership interest and other investments. The majority of realized and unrealized (losses) gains on investments during the three and six months ended June 30, 2024 are related to public equity securities (equity securities that trade on major exchanges), and private equity securities.

During the three and six months ended June 30, 2024, $9.2 million and $18.0 million of realized and unrealized gains were recorded for public equity securities to other income as realized and unrealized gains on investments. Of these amounts, Double Down Interactive Co., Ltd common stock made up the majority of the gains which amounted to $7.7 million and $21.8 million during the three and six months ended June 30, 2024, which was primarily related to an increase in the public trading share price during the period.

During the three and six months ended June 30, 2024, $(164.5) million and $(206.3) million of realized and unrealized losses were recorded for private equity securities to other income as realized and unrealized losses on investments. Of these amounts, our investment in Freedom VCM Holdings, LLC made up the majority of the balances. During the three and six months ended June 30, 2024, we recorded $(139.4) million and $(172.0) million of unrealized losses related to our investment in Freedom VCM Holdings, LLC. The decrease in fair values was primarily due to increases in net debt, declines in Freedom VCM Holdings, LLC’s investment in Conn’s, Inc. common stock, and a decrease in the operational performance of Freedom VCM Holdings, LLC’s various business segments. Subsequent to June 30, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024 which impacts the future fair value of the investment in Freedom VCM. The fair value of the investment in Freedom VCM was reduced to zero at September 30, 2024 and a fair value adjustment of approximately $(63.7) million was recorded in the quarter ended September 30, 2024.

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
Recent Developments
Great American Group Transaction

On November 15, 2024 the Company and BR Financial Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“BR Financial”), consummated the transactions contemplated by an equity purchase agreement, dated October 13, 2024 (the “Equity Purchase Agreement”), by and among OCM SSF III Great American PT, L.P., a Delaware limited partnership (“Investor 1”), Opps XII Great American Holdings, LLC, a Delaware limited liability company (“Investor 2”), and VOF Great American Holdings, L.P., a Delaware limited partnership (“Investor 3,” and, together with Investor 1 and Investor 2, the “Investors”), Great American Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Great American NewCo”), and certain other parties identified therein, with respect to the ownership of Great American NewCo by the Investors and the Company. The Investors are affiliates of Oaktree Capital Management, L.P.

Pursuant to, and subject to the terms and conditions set forth in, the Equity Purchase Agreement, the Company conducted an internal reorganization and contributed all of the interests in the Company’s Appraisal and Valuation Services, Retail, Wholesale & Industrial Solutions and Real Estate businesses (collectively, the “Great American Group”), to Great American NewCo. At the Closing, (i) the Investors received (a) all of the outstanding class A preferred limited liability units of Great American NewCo (which will have a 7.5% cash coupon and a 7.5% payment-in-kind coupon) (the “Class A Preferred Units”) and (b) common limited liability units of Great American NewCo (the “Common Units”) representing 52.6% of the issued and outstanding common limited liability units in Great American NewCo for a purchase price of approximately $203.0 million (which have an initial liquidation preference of approximately $203.0 million). BR Financial retains (a) 93.2% of the issued and outstanding class B preferred limited liability company units of Great American NewCo (which will have a 2.3% payment-in-kind coupon and an initial aggregate liquidation preference of approximately $183.0 million) (the “Class B Preferred Units”) and (b) 44.2% of the issued and outstanding Common Units. The remaining 6.8% of issued and outstanding Class B Preferred Units and 3.2% of issued and outstanding Common Units will be held by certain minority investors. The investors in Great American NewCo will also be entitled to certain quarterly tax distributions pursuant to the Great American NewCo LLCA (defined below).

At the closing, (i) BR Financial, the Investors and the other minority investors entered into an Amended and Restated Limited Liability Company Agreement of Great American NewCo (the “Great American NewCo LLCA”), (ii) BR Financial and Great American NewCo entered into a Transition Services Agreement, pursuant to which BR Financial will provide certain transition services to Great American NewCo relating for the Great American Group for a period of up to one year from the Closing, subject to certain exceptions, and (iii) an affiliate of the Company, Great American NewCo and certain subsidiary guarantors of Great American NewCo entered into a credit agreement, pursuant to which an affiliate of the Company, as lender, will provide to Great American NewCo, as borrower, a first lien secured revolving credit facility of up to $25.0 million for general corporate purposes, subject to the terms and conditions set forth therein., which had an outstanding balance of $1.8 million at closing, and (iv) entered into promissory notes which totaled $15.3 million related to capital requirements for certain retail liquidation engagements that were ongoing as of closing.

Under the Great American NewCo LLCA, Great American NewCo will initially have a five-member board of directors that will oversee the day-to-day management of Great American NewCo, subject to certain approval rights reserved for the Investors and/or BR Financial, as applicable. The Investors will be entitled to appoint a majority of the directors of the board for so long as they collectively hold at least 25% of their combined amount of Common Units owned immediately following the Closing. The Great American NewCo LLCA will also contain certain protections for BR

Financial, including, but not limited to, requiring BR Financial approval for certain fundamental actions. The Investors will have certain drag-along rights following the second-year anniversary of the Closing Date and certain call rights exercisable starting on the fifth-year anniversary of the Closing Date. The Great American NewCo LLCA sets forth distribution mechanics pursuant to which Great American NewCo will make distributions in cash and payment-in-kind at any time the board of directors may authorize, with the Class A Preferred Units having priority in any such distribution over Class B Preferred Units. In addition, the Great American NewCo LLCA will contain certain transfer restrictions and other transfer rights and obligations that apply to BR Financial, the Investors and other unitholders, as applicable, in certain circumstances. Upon closing the Equity Purchase Agreement on November 15, 2024, B. Riley will record a gain of approximately $235.0 million and the operations of Great American NewCo will be deconsolidated since B. Riley will no longer have control and will own a non-controlling equity investment ownership interest of 44.2% of the common units along with the Preferred B units described above. After the closing of the Equity Purchase Agreement, the Company will account for this equity method investment under the equity method of accounting.

Wealth Management

On October 31, 2024, we signed a definitive agreement to sell a portion of the Company’s traditional (W-2) Wealth Management business to Stifel Financial Corp. (“Stifel”) for estimated net consideration of $27.0 million to $35.0 million in cash. Subject to the terms of the agreement, the final consideration will be based on the number of advisors that join Stifel at closing, among other things. The transaction is expected to include up to 15% of the wealth management advisors, along with the associated customer accounts. The accounts managed by these advisors represents up to $4.5 billion total assets under management (AUM) as of September 30, 2024. The transaction has been approved by the Board of Directors of the Company and is subject to the receipt of required regulatory approvals and other customary closing conditions. It is expected to close early in the second quarter of 2025.
Brands Transaction
On October 25, 2024, our wholly-owned subsidiary, B. Riley Brand Management LLC (“B. Riley Brand Management”), entered into a transfer and contribution agreement, dated October 25, 2024 (the “Transfer and Contribution Agreement”), by and between B. Riley Brand Management and BR Funding Holdings 2024-1, LLC, a Delaware limited liability company and, prior to the consummation of the transactions described herein, wholly-owned subsidiary of B. Riley Brand Management (“Holdings”), pursuant to which, among other things, B. Riley Brand Management transferred and contributed its limited liability company interests in (i) BR Brand Holdings LLC, a New York limited liability company, (ii) HRLY Brand Management LLC, a Delaware limited liability company, (iii) Justice Brand Management LLC, a New York limited liability company, and (iv) S&S Brand Management LLC, a New York limited liability company (such limited liability interests collectively, the “Brands Interests,” and such transfer, the “Transfer”).
In connection with the transactions contemplated by the Transfer and Contribution Agreement, Holdings transferred and contributed the Brand Interests to its subsidiary, BR Funding 2024-1, LLC, a Delaware limited liability company and securitization financing vehicle (“Issuer”) and Issuer issued notes and preferred stock secured by the Brands Interests (the “Secured Financing”) to a third party purchaser, HBN 101, LLC, a Delaware limited liability company (the "Purchaser"), the proceeds of which were used to fund an upfront payment to the Company of approximately $189.3 million.

Additionally, in connection with the Transfer and Contribution Agreement, bebe stores, inc., a California corporation and majority owned subsidiary of the Company (“bebe”), entered into a membership interest purchase agreement, dated October 25, 2024 (the “bebe Purchase Agreement”), by and among bebe, HBN 120, LLC, a Delaware limited liability company (“Buyer”), BB Brand Holdings LLC, a Delaware limited liability company (“BB Brand Holdings”), and BKST Brand Management LLC, a New York limited liability company (“BKST Brand Management” and together with BB Brand Holdings, the “bebe Brands”), pursuant to which, among other things, bebe sold its limited liability company interests in the bebe Brands to Buyer, an affiliate of the Purchaser for approximately $46.6 million in net proceeds (such sale, the “Sale”), with certain of such proceeds applied towards indebtedness related to the bebe holdings. Upon closing of the Sale proceeds of $22.2 million was used to pay off the then outstanding balance of the bebe Credit Agreement in full (see note 10) and $0.2 million of loan related pay off expenses.

The Sale by bebe resulted in a subsequent fair value adjustment at September 30, 2024 in the amount of approximately $(20.0) million that was recorded during the quarter ended September 30, 2024 for the sale of the bebe Brands. In addition, upon completion of the Secured Financing of the Brand Interests, the Company will deconsolidate the ownership of the Brand Interests and the Company’s ownership in the Brand Interest will be reported as a non-controlling equity method investment that is estimated to have nominal value as a result of the liquidation preferences and notes that were issued as part of the Secured Financing and upon deconsolidation a loss at September 30, 2024 in the amount of approximately $(133.0) million was recorded in the quarter ending September 30, 2024.

Nomura Credit Agreement

On September 17, 2024, we entered into Amendment No. 4 to our credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fourth Amendment”). On September 17, 2024, we made a payment of $85.9 million which consisted of a principal payment of $85.1 million and accrued interest of $0.7 million. Loan fees incurred in connection with the Fourth Amendment totaled $5.9 million of which $3.5 million was added to the principal balance of the term loan. After giving effect to these amounts, the outstanding principal balance on the term loan was reduced from $469.8 million to $388.1 million. In connection with the Fourth Amendment, the revolving credit facility in the amount of $100.0 million which had no balance outstanding at September 17, 2024 was terminated and we are required to reduce the principal amount of the term loan to be no greater than $100.0 million on or prior to September 30, 2025. The maturity date of the term loan is August 21, 2027 and all outstanding principal is required to be paid. The Fourth Amendment contains certain provisions related to borrowing base, including specific treatment for certain assets in the calculation of borrowing base and also includes mandatory prepayment provisions regarding asset sales. Interest on the term loan increased to SOFR loans will accrue interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans will accrue interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. On December 9, 2024, the Company entered into Amendment No. 5 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fifth Amendment”). The Fifth Amendment extended the springing maturity date of the term loans if more than $25.0 million aggregate principal amount of the 5.50% 2026 Notes is outstanding to February 3, 2026 and permits under certain conditions an additional $10.0 million of telecommunications financing.

Take-Private Proposal

On August 16, 2024, the Company’s Board of Directors received an unsolicited preliminary, non-binding letter of proposal from the Company’s Chairman and Co-CEO, Bryant Riley, to acquire the outstanding shares of the Company not currently owned by Mr. Riley, in a transaction to take the Company private, at a proposed purchase price of $7.00 per share. Following receipt of the proposal, the Company’s Board of Directors established a special committee consisting of independent directors, which has engaged its own advisors to evaluate the proposal and determine the appropriate course of action and process. There can be no assurance that any definitive offer will be received, that any definitive agreement will be executed relating to the proposal or that this or any other transaction will be approved or consummated.
SEC Subpoena
On July 3, 2024, each of the Company and Bryant Riley, Chairman and Co-Chief Executive Officer, received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) requesting the production of certain documents and other information primarily related to (i) the Company’s business dealings with Brian Kahn, (ii) certain transactions in an unrelated public company’s securities, and (iii) the communications and related compliance and other policies and procedures of certain of its regulated subsidiaries. On November 22, 2024, each of the Company and Mr. Riley received an additional SEC subpoena requesting the production of certain additional documents and information relating to Franchise Group, Inc. (including its holding company, Freedom VCM Holdings, LLC) as well as Mr. Riley’s personal loan and his pledge of shares of the Company’s common stock as collateral for such loan. As previously disclosed on April 23, 2024, the Audit Committee of the Company’s Board of Directors, with the assistance of Sullivan & Cromwell LLP, the Company’s legal counsel, conducted an internal review, and separately the Audit Committee retained Winston & Strawn LLP, independent legal counsel, to conduct an independent investigation, to review transactions among Mr. Kahn (and his affiliates) and the Company (and its affiliates). The review and the investigation both confirmed that the Company and its executives, including Mr. Riley, had no involvement with, or knowledge of, any alleged misconduct concerning Mr. Kahn or any of his affiliates. The receipt of subpoenas is not an indication that the SEC or its staff has determined that any violations of law have occurred. Both the Company and Mr. Riley are responding to the subpoenas and are fully cooperating with the SEC.
Conn’s and FRG
The Company’s second quarter results were negatively impacted by a significant non-cash markdown of $181.0 million related to its investment in Freedom VCM Holdings, LLC (“Freedom VCM”), the indirect parent entity for Franchise Group (“FRG”). Freedom VCM’s strategy, which included the potential divestiture or monetization of certain assets, was materially negatively impacted by the unexpected announcement in November 2023 concerning FRG’s former

CEO and his alleged involvement in fraudulent schemes despite the fact that these allegations are unrelated to FRG and its businesses. In the meantime, the consumer-facing portion of the U.S. economy has deteriorated. On July 23, 2024, Conn’s, Inc. (“Conn’s”) and certain of its subsidiaries filed voluntary petitions for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). FRG, pursuant to a transaction consummated in January 2024, acquired a substantial equity investment in Conn’s in exchange for the sale of its Badcock Home Furniture & more business to Conn’s. The commencement of the Chapter 11 Cases constitute an event of default that accelerated the obligations under the Term Loan and Security Agreement, dated as of December 18, 2023 (the “Conn’s Term Loan”), among Conn’s, W.S. Badcock LLC, as borrowers, and an affiliate of the Company, as administrative agent, collateral agent, and lender. As of the date of the filing of the Chapter 11 Cases, $93.0 million in outstanding borrowings existed under the Conn’s Term Loan. Any efforts to enforce payment obligations under the Conn’s Term Loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of the Conn’s Term Loan are subject to the applicable provisions of the Bankruptcy Code.
On November 3, 2024, FRG, its operating businesses, and certain other affiliates, including Freedom VCM, filed voluntary petitions for relief (the “FRG Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code. As a result, on November 4, 2024, we concluded that we are required to record an additional impairment of with respect to the Freedom VCM Investment and the Vintage Loan Receivable. The additional non-cash impairments of the Freedom VCM Investment and the Vintage Loan Receivable are $118.0 million in the aggregate as of November 4, 2024. As a result of such additional impairment we have ascribed no value to the Freedom VCM Investment and the Vintage Loan Receivable was valued at $2,250 at September 30, 2024. Subsequent to September 30, 2024, the fair value of the underlying collateral for this loan, which is comprised of other public securities, decreased to a fair value of $2,006 at December 20, 2024. As of the date of this Quarterly Report on Form 10-Q, we are in compliance with our Nomura credit agreement notwithstanding the aforementioned events.
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
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues:
Services and fees	$248,025	$230,327	$17,698	7.7%
Trading (loss) income	(31,321)	33,158	(64,479)	(194.5)%
Fair value adjustments on loans	(175,582)	9,207	(184,789)	n/m
Interest income - loans	18,508	35,126	(16,618)	(47.3)%
Interest income - securities lending	24,798	40,073	(15,275)	(38.1)%
Sale of goods	63,937	58,387	5,550	9.5%
Total revenues	148,365	406,278	(257,913)	(63.5)%
Operating expenses:
Direct cost of services	61,551	55,941	5,610	10.0%
Cost of goods sold	46,718	40,317	6,401	15.9%
Selling, general and administrative expenses	209,338	188,885	20,453	10.8%
Restructuring charge	20	628	(608)	(96.8)%
Impairment of goodwill and tradenames	27,681	1,733	25,948	n/m
Interest expense - Securities lending and loan participations sold	23,313	35,780	(12,467)	(34.8)%
Total operating expenses	368,621	323,284	45,337	14.0%
Operating (loss) income	(220,256)	82,994	(303,250)	n/m
Other income (expense):
Interest income	804	701	103	14.7%
Dividend income	9,209	9,555	(346)	(3.6)%
Realized and unrealized (losses) gains on investments	(155,690)	18,843	(174,533)	n/m
Change in fair value of financial instruments and other	(163)	381	(544)	(142.8)%
Income from equity investments	10	143	(133)	(93.0)%
Interest expense	(42,687)	(47,332)	4,645	(9.8)%
(Loss) income before income taxes	(408,773)	65,285	(474,058)	n/m
Provision for income taxes	(25,008)	(21,504)	(3,504)	16.3%
Net (loss) income	(433,781)	43,781	(477,562)	n/m
Net loss attributable to noncontrolling interests	(177)	(2,600)	2,423	(93.2)%
Net (loss) income attributable to B. Riley Financial, Inc.	(433,604)	46,381	(479,985)	n/m
Preferred stock dividends	2,015	2,015	—	—%
Net (loss) income available to common shareholders	$(435,619)	$44,366	$(479,985)	n/m

n/m - Not applicable or not meaningful.
Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Services and fees:
Capital Markets segment	$50,242	$44,961	$5,281	11.7%
Wealth Management segment	49,582	47,243	2,339	5.0%
Auction and Liquidation segment	3,621	8,885	(5,264)	(59.2)%
Financial Consulting segment	36,533	31,212	5,321	17.0%
Communications segment	77,744	83,316	(5,572)	(6.7)%
All Other	30,303	14,710	15,593	106.0%
Subtotal	248,025	230,327	17,698	7.7%

Trading (loss) income:
Capital Markets segment	(32,612)	32,685	(65,297)	(199.8)%
Wealth Management segment	1,291	473	818	172.9%
Subtotal	(31,321)	33,158	(64,479)	(194.5)%

Fair value adjustments on loans:
Capital Markets segment	(175,582)	9,207	(184,789)	n/m

Interest income - loans:
Capital Markets segment	18,508	35,126	(16,618)	(47.3)%

Interest income - securities lending:
Capital Markets segment	24,798	40,073	(15,275)	(38.1)%

Sale of goods:
Auction and Liquidation segment	8,364	1,676	6,688	n/m
Communications segment	1,465	1,640	(175)	(10.7)%
Consumer Products segment	51,424	55,071	(3,647)	(6.6)%
All Other	2,684	—	2,684	100.0%
Subtotal	63,937	58,387	5,550	9.5%

Total revenues	$148,365	$406,278	$(257,913)	(63.5)%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased $257.9 million to $148.4 million during the three months ended June 30, 2024 from $406.3 million during the three months ended June 30, 2023. The decrease in revenues during the three months ended June 30, 2024 was primarily due to decreases in the fair value adjustments on loans of $184.8 million, fair value of the portfolio of securities and other investments owned of $64.5 million, interest income from loans of $16.6 million, and interest income from securities lending of $15.3 million, partially offset by increases in revenues from services and fees of $17.7 million and sale of goods of $5.6 million. Of the $184.8 million decrease in fair value adjustments on loans, $151.1 million related to the loan to Vintage Capital Management, LLC (“VCM”), $12.0 million related to the loan to Freedom VCM, $7.4 million related to the loan to Badcock Receivables I, and $7.2 million related to the loan to Conn’s Inc. (“Conn’s”). The increase in revenue from services and fees in the three months ended June 30, 2024 consisted of increases in revenue of $15.6 million in All Other, $5.3 million in the Financial Consulting segment, $5.3 million in the Capital Markets segment, and $2.3 million in the Wealth Management segment, partially offset by decreases in revenue of $5.6 million in the Communications segment and $5.3 million in the Auction and Liquidation segment.

Revenues from services and fees in the Capital Markets segment increased $5.3 million to $50.2 million during the three months ended June 30, 2024 from $45.0 million during the three months ended June 30, 2023. The increase in revenues was primarily due to increases of $9.4 million of corporate finance, consulting, and investment banking fees and $0.5 million in dividends, partially offset by decreases of $2.3 million in other income, $1.3 million of interest income, and $0.9 million in commission fees.
Revenues from services and fees in the Wealth Management segment increased $2.3 million to $49.6 million during the three months ended June 30, 2024 from $47.2 million during the three months ended June 30, 2023. The increase in revenues was primarily due to increases in revenue of $1.7 million from wealth and asset management fees and $0.9 million in other income, partially offset by a decrease of $0.3 million in commission fees.
Revenues from services and fees in the Auction and Liquidation segment decreased $5.3 million to $3.6 million during the three months ended June 30, 2024 from $8.9 million during the three months ended June 30, 2023. The decrease in revenues was primarily due to a decrease of $5.3 million in commission fees related to a decrease in the size of fee engagements.
Revenues from services and fees in the Financial Consulting segment increased $5.3 million to $36.5 million during the three months ended June 30, 2024 from $31.2 million during the three months ended June 30, 2023. The increase in revenues was primarily due to an increase of $5.4 million within our Advisory Services and Appraisal divisions, partially offset by a decrease of $0.1 million from our Real Estate division.
Revenues from services and fees in the Communications segment decreased $5.6 million to $77.7 million during the three months ended June 30, 2024 from $83.3 million during the three months ended June 30, 2023. The decrease in revenues was primarily due to decreases in subscription revenue of $5.8 million, partially offset by an increase of $0.2 million in advertising, licensing and other revenue. We expect UOL, magicJack, and Marconi subscription revenue to continue to decline year over year.
Revenues from services and fees in All Other increased $15.6 million to $30.3 million during the three months ended June 30, 2024 from $14.7 million during the three months ended June 30, 2023. These revenues include the licensing of brand trademarks, merchandise rental fees and sales from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, commission fees from Nogin Inc. (“Nogin”) which we acquired in the second quarter of 2024, and the operations of a regional environmental services business and a landscaping business that we acquired in 2022 and sold in the third quarter of 2023. Revenues from services and fees in All Other increased by approximately $13.1 million related to merchandise rental fees from bebe, $2.7 million in commission fees from Nogin, and $2.7 million related to the regional environmental services business, partially offset by a decrease in revenues of $2.8 million due to the sale of the landscaping business in the fourth quarter of 2023.
Trading income (loss) decreased approximately $64.5 million to a loss of $31.3 million during the three months ended June 30, 2024 compared to income of $33.2 million during the three months ended June 30, 2023. The loss of $31.3 million during the three months ended June 30, 2024 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts.
The fair value adjustment of $175.6 million on our loans receivable during the three months ended June 30, 2024 was primarily due to $151.1 million related to VCM, $12.0 million related to Freedom VCM, $7.4 million related to Badcock Receivables I, and $7.2 million related to Conn’s.
Interest income - loans decreased $16.6 million to $18.5 million during the three months ended June 30, 2024 from $35.1 million during the three months ended June 30, 2023. The decrease was due to a reduction in loan receivable balances from $683.8 million as of June 30, 2023 to $229.2 million as of June 30, 2024.
Interest income - securities lending decreased $15.3 million to $24.8 million during the three months ended June 30, 2024 from $40.1 million during the three months ended June 30, 2023. The decrease was due to a decrease in the securities borrowed balance from $2,938.5 million as of June 30, 2023 to $742.9 million as of June 30, 2024.
Revenues from the sale of goods increased $5.6 million to $63.9 million during the three months ended June 30, 2024 from $58.4 million during the three months ended June 30, 2023. The increase was primarily related to an increase of $6.7 million from the Auction and Liquidation segment due to larger international asset deals and an increase of $2.7 million in All Other consisting of $2.3 million in sales of goods from Nogin which we acquired in the second quarter of 2024 and $0.4 million in sales of goods from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, partially offset by a decrease of $3.6 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide and a decrease of $0.2 million from the Communications segment. Cost of goods sold for the three months ended June 30, 2024 increased approximately $6.4 million to $46.7 million from $40.3 million during the three months ended June 30, 2023. The increase in cost of goods sold was primarily attributable to increases of $6.3 million from the Auction and Liquidation segment and $2.2 million from All Other consisting of $1.2 million from Nogin which we acquired in the second quarter of 2024 and $1.0 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, partially offset by decreases of $1.7 million in the Consumer Products segment and $0.4 million in the Communications segment.
Operating Expenses
Direct Cost of Services
Direct cost of services increased approximately $5.6 million to $61.6 million during the three months ended June 30, 2024 from $55.9 million during the three months ended June 30, 2023. The increase in direct cost of services was primarily attributable to increases of $0.2 million from the Communications segment and $6.0 million from All Other due to bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023 and Nogin which we acquired in the second quarter of 2024, partially offset by a decrease of $0.6 million from the Auction and Liquidation segment due to the size of the fee deals.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the three months ended June 30, 2024 and 2023 were comprised of the following:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$50,551	24.2%	$46,863	24.8%	$3,688	7.9%
Wealth Management segment	49,205	23.5%	49,046	26.0%	159	0.3%
Auction and Liquidation segment	1,861	0.9%	2,302	1.2%	(441)	(19.2)%
Financial Consulting segment	28,667	13.7%	22,894	12.1%	5,773	25.2%
Communications segment	25,478	12.2%	26,646	14.1%	(1,168)	(4.4)%
Consumer Products segment	17,049	8.1%	19,063	10.1%	(2,014)	(10.6)%
Corporate and All Other	36,527	17.4%	22,071	11.7%	14,456	65.5%
Total selling, general & administrative expenses	$209,338	100.0%	$188,885	100.0%	$20,453	10.8%
Total selling, general and administrative expenses increased by $20.5 million to $209.3 million during the three months ended June 30, 2024 from $188.9 million during the three months ended June 30, 2023. The increase was primarily due to increases of $14.5 million in Corporate and All Other, $5.8 million in the Financial Consulting segment, $3.7 million in the Capital Markets segment, and $0.2 million in the Wealth Management segment, partially offset by decreases of $2.0 million in the Consumer Products segment, $1.2 million in the Communications segment, and $0.4 million in the Auction and Liquidation segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment increased by $3.7 million to $50.6 million during the three months ended June 30, 2024 from $46.9 million during the three months ended June 30, 2023. The increase was primarily due to an increase of $4.4 million in payroll and related expenses, which primarily related to increases in commissions paid, partially offset by decreases in share based compensation and other payroll expenses, and partially offset by a decrease of $0.7 million in consulting expenses.

Wealth Management
Selling, general and administrative expenses in the Wealth Management segment increased by $0.2 million to $49.2 million during the three months ended June 30, 2024 from $49.0 million during the three months ended June 30, 2023.
Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment decreased $0.4 million to $1.9 million during the three months ended June 30, 2024 from $2.3 million during the three months ended June 30, 2023.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $5.8 million to $28.7 million during the three months ended June 30, 2024 from $22.9 million during the three months ended June 30, 2023. The increase was primarily due to an increase of $4.5 million in payroll and related expenses related to a business acquired in the third quarter of 2023 and an increase in headcount and an increase of $0.8 million in other expenses.
Communications
Selling, general and administrative expenses in the Communications segment decreased $1.2 million to $25.5 million for the three months ended June 30, 2024 from $26.6 million for the three months ended June 30, 2023. The decrease was primarily due to decreases of $2.7 million in payroll and related expenses and $0.3 million in other expenses, partially offset by increases $1.0 million in legal settlements and $0.7 million in legal fees. The decrease in payroll and related expenses and other expenses was primarily due to cost savings in 2024 resulting from the implementation of cost savings programs in second half of 2023 that included a reduction in headcount and other operating expenses.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased $2.0 million to $17.0 million for the three months ended June 30, 2024 from $19.1 million during the three months ended June 30, 2023. The decrease was primarily due to decreases of $1.4 million in payroll and related expenses due to reduced headcount, $0.9 million in other expenses due to efforts to reduce costs, and $0.7 million in depreciation and amortization expense due to items being fully amortized, partially offset by an increase of $0.8 million in share based compensation due to a reversal of unvested performance based shares compensation expense in the prior year.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased approximately $14.5 million to $36.5 million during the three months ended June 30, 2024 from $22.1 million during the three months ended June 30, 2023. The increase was primarily due to increases of $9.2 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, $6.0 million from Nogin which we acquired in the second quarter of 2024, $2.3 million in transaction costs related to the Nogin acquisition, $1.7 million in legal settlements, and $1.0 million in other expenses, partially offset by a decrease of $5.8 million in payroll and related expenses which primarily related to decreases in share based compensation and other variable compensation.
Impairment of goodwill and tradenames. We recognized impairment charges of $27.7 million during the three months ended June 30, 2024. We performed an interim impairment test as of June 30, 2024, as further discussed in Note 8 of the condensed consolidated financial statements. Based on the results of the impairment test, we recorded a non-cash impairment charge of $26.7 million related to goodwill and $1.0 million related to tradenames in the Consumer Products segment. We recognized impairment charges of $1.7 million during the three months ended June 30, 2023 related to tradenames in the Capital Markets segment.
Other Income (Expense). Other income included interest income of $0.8 million and $0.7 million during the three months ended June 30, 2024 and 2023, respectively. Dividend income was $9.2 million during the three months ended June 30, 2024 compared to $9.6 million during the three months ended June 30, 2023. Realized and unrealized (losses) gains on investments was a loss of $155.7 million during the three months ended June 30, 2024 compared to a gain of $18.8 million during the three months ended June 30, 2023. The change was primarily due to a decrease in the valuation of our investment in Freedom VCM of $181.0 million. Change in fair value of financial instruments and other was a loss of $0.2 million during the three months ended June 30, 2024 and a gain of $0.4 million during the three months ended June 30, 2023. Interest expense was $42.7 million during the three months ended June 30, 2024 compared to $47.3 million during the three months ended June 30, 2023. The decrease in interest expense was due to lower debt balances during the three months ended June 30, 2024. The decreases in interest expense primarily consisted of $5.9 million from the Pathlight term loan, $3.8 million from the issuance of senior notes, $1.0 million from the Nomura revolving credit facility, $0.1 million and $0.7 million from the Targus term loan and revolver, respectively, and $0.4 million from the BRPAC term loan, partially offset by increases in interest expense of $7.1 million from the Nomura term loan, $0.7 million from the bebe term loan, and $0.3 million from the Nogin secured convertible promissory note.
(Loss) Income Before Income Taxes. Loss before income taxes was $408.8 million during the three months ended June 30, 2024 compared to income before income taxes of $65.3 million during the three months ended June 30, 2023. The change was due to a decrease in revenue of $257.9 million, a change in realized and unrealized (losses) gains on investments of $174.5 million, an increase in operating expenses of $45.3 million, a decrease in change in fair value of financial instruments and other of $0.5 million, and a decrease of $0.3 million in dividend income, partially offset by a decrease in interest expense of $4.6 million and an increase of $0.1 million in interest income.
Provision for Income Taxes. Provision for income taxes was $25.0 million during the three months ended June 30, 2024 compared to a provision for income taxes of $21.5 million during the three months ended June 30, 2023. The effective income tax rate was 6.1% for the three months ended June 30, 2024 as compared to 32.9% for the three months ended June 30, 2023.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net loss generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests was $0.2 million during the three months ended June 30, 2024 compared to net loss of $2.6 million during the three months ended June 30, 2023.
Net (Loss) Income Attributable to the Company. Net loss attributable to the Company was $433.6 million during the three months ended June 30, 2024 compared to net income attributable to the Company of $46.4 million for the three months ended June 30, 2023. The decrease was due to a change in operating (loss) income of $303.3 million, a decrease in realized and unrealized (losses) gains on investments of $174.5 million, a change in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $2.4 million, an increase in change in fair value of financial instruments and other of $0.5 million, and a decrease of $0.3 million in dividend income, partially offset by a decrease in interest expense of $4.6 million, a change in provision for income taxes of $3.5 million, and an increase of $0.1 million in interest income.

Preferred Stock Dividends. Preferred stock dividends were $2.0 million for the three months ended June 30, 2024 and 2023. Dividends on the Series A preferred paid during the three months ended June 30, 2024 and 2023 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the three months ended June 30, 2024 and 2023 were $0.4609375 per depository share.
Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders was $435.6 million during the three months ended June 30, 2024 compared to net income available to common shareholders $44.4 million during the three months ended June 30, 2023. The decrease was due to a change in operating (loss) income of $303.3 million, a decrease in realized and unrealized (losses) gains on investments of $174.5 million, a change in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $2.4 million, an increase in change in fair value of financial instruments and other of $0.5 million, and a decrease of $0.3 million in dividend income, partially offset by a decrease in interest expense of $4.6 million, a change in provision for income taxes of $3.5 million, and an increase of $0.1 million in interest income.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues:
Services and fees	$505,328	$465,886	$39,442	8.5%
Trading (loss) income	(48,988)	41,450	(90,438)	n/m
Fair value adjustments on loans	(187,783)	52,483	(240,266)	n/m
Interest income - loans	40,643	75,138	(34,495)	(45.9)%
Interest income - securities lending	62,607	77,247	(14,640)	(19.0)%
Sale of goods	119,590	126,164	(6,574)	(5.2)%
Total revenues	491,397	838,368	(346,971)	(41.4)%
Operating expenses:
Direct cost of services	122,677	110,338	12,339	11.2%
Cost of goods sold	86,333	87,943	(1,610)	(1.8)%
Selling, general and administrative expenses	418,886	401,512	17,374	4.3%
Restructuring charge	809	721	88	12.2%
Impairment of tradenames	27,681	1,733	25,948	n/m
Interest expense - Securities lending and loan participations sold	58,696	68,204	(9,508)	(13.9)%
Total operating expenses	715,082	670,451	44,631	6.7%
Operating (loss) income	(223,685)	167,917	(391,602)	n/m
Other income (expense):
Interest income	1,473	3,275	(1,802)	(55.0)%
Dividend income	21,024	22,759	(1,735)	(7.6)%
Realized and unrealized losses on investments	(185,235)	(9,599)	(175,636)	n/m
Change in fair value of financial instruments and other	151	172	(21)	(12.2)%
Income from equity investments	6	133	(127)	(95.5)%
Interest expense	(87,551)	(94,893)	7,342	(7.7)%
(Loss) income before income taxes	(473,817)	89,764	(563,581)	n/m
Provision for income taxes	(7,918)	(29,423)	21,505	(73.1)%
Net (loss) income	(481,735)	60,341	(542,076)	n/m
Net income (loss) attributable to noncontrolling interests	1,034	(3,195)	4,229	(132.4)%
Net (loss) income attributable to B. Riley Financial, Inc.	(482,769)	63,536	(546,305)	n/m
Preferred stock dividends	4,030	4,027	3	0.1%
Net (loss) income available to common shareholders	$(486,799)	$59,509	$(546,308)	n/m
______________________________________________
n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Services and fees:
Capital Markets segment	$110,589	$102,890	$7,699	7.5%
Wealth Management segment	100,764	95,785	4,979	5.2%
Auction and Liquidation segment	7,181	14,329	(7,148)	(49.9)%
Financial Consulting segment	71,618	56,222	15,396	27.4%
Communications segment	158,814	168,368	(9,554)	(5.7)%
All Other	56,362	28,292	28,070	99.2%
Subtotal	505,328	465,886	39,442	8.5%

Trading (loss) income:
Capital Markets segment	(50,879)	39,705	(90,584)	n/m
Wealth Management segment	1,891	1,745	146	8.4%
Subtotal	(48,988)	41,450	(90,438)	n/m

Fair value adjustments on loans:
Capital Markets segment	(187,783)	52,483	(240,266)	n/m

Interest income - loans:
Capital Markets segment	40,643	75,138	(34,495)	(45.9)%

Interest income - securities lending:
Capital Markets segment	62,607	77,247	(14,640)	(19.0)%

Sale of goods:
Auction and Liquidation segment	10,584	1,892	8,692	n/m
Communications segment	2,761	3,507	(746)	(21.3)%
Consumer Products segment	102,946	120,765	(17,819)	(14.8)%
All Other	3,299	—	3,299	100.0%
Subtotal	119,590	126,164	(6,574)	(5.2)%

Total revenues	$491,397	$838,368	$(346,971)	(41.4)%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased $347.0 million to $491.4 million during the six months ended June 30, 2024 from $838.4 million during the six months ended June 30, 2023. The decrease in revenues during the six months ended June 30, 2024 was primarily due to decreases in the fair value adjustments on loans of $240.3 million, fair value of the portfolio of securities and other investments owned of $90.4 million, interest income from loans of $34.5 million, and interest income from securities lending of $14.6 million, and sale of goods of $6.6 million, partially offset by an increase in revenues from services and fees of $39.4 million. Of the $240.3 million decrease in fair value adjustments on loans, $168.4 million related to the loan to VCM, $13.7 million related to the loan to Freedom VCM, $8.5 million related to the loan to Conn’s, and $6.8 million related to the loan to Badcock Receivables I. The increase in revenue from services and fees in the six months ended June 30, 2024 consisted of increases in revenue of $28.1 million in All Other, $15.4 million in the Financial Consulting segment, $7.7 million in the Capital Markets segment, and $5.0 million in the Wealth Management segment, partially offset by decreases in revenue of $9.6 million in the Communications segment and $7.1 million in the Auction and Liquidation segment.
Revenues from services and fees in the Capital Markets segment increased $7.7 million to $110.6 million during the six months ended June 30, 2024 from $102.9 million during the six months ended June 30, 2023. The increase in revenues was primarily due to increases of $20.4 million of corporate finance, consulting, and investment banking fees and $0.5 million in asset management fees, partially offset by decreases of $6.1 million in dividends, $3.9 million of commission fees, $1.8 million in other income, and $1.4 million in interest income.
Revenues from services and fees in the Wealth Management segment increased $5.0 million to $100.8 million during the six months ended June 30, 2024 from $95.8 million during the six months ended June 30, 2023. The increase in revenues was primarily due to increases in revenue of $4.5 million from wealth and asset management fees and $0.5 million in other income.
Revenues from services and fees in the Auction and Liquidation segment decreased $7.1 million to $7.2 million during the six months ended June 30, 2024 from $14.3 million during the six months ended June 30, 2023. The decrease in revenues was primarily due to a decrease of $8.1 million in commission fees, partially offset by an increase of $1.0 million in service contract revenues. The decrease in commission fees was related to a decrease in the size of fee engagements.
Revenues from services and fees in the Financial Consulting segment increased $15.4 million to $71.6 million during the six months ended June 30, 2024 from $56.2 million during the six months ended June 30, 2023. The increase in revenues was primarily due to an increase of $13.4 million within our Advisory Services division combined with an increase of $2.0 million in Appraisal due to an increase in the number of appraisals performed.
Revenues from services and fees in the Communications segment decreased $9.6 million to $158.8 million during the six months ended June 30, 2024 from $168.4 million during the six months ended June 30, 2023. The decrease in revenues was primarily due to decreases in subscription revenue of $9.1 million and $0.5 million in advertising, licensing and other revenue. We expect UOL, magicJack, and Marconi subscription revenue to continue to decline year over year.
Revenues from services and fees in All Other increased $28.1 million to $56.4 million during the six months ended June 30, 2024 from $28.3 million during the six months ended June 30, 2023. These revenues include the licensing of brand trademarks, merchandise rental fees and sales from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, commission fees from Nogin which we acquired in the second quarter of 2024, and the operations of a regional environmental services business and a landscaping business that we acquired in 2022 and sold in the third quarter of 2023. Revenues from services and fees in All Other increased by approximately $27.1 million related to merchandise rental fees from bebe, $3.0 million related to the regional environmental services business, $2.7 million related to commission fees from Nogin, and $0.2 million related to licensing of brand trademarks, partially offset by a decrease in revenues of $4.9 million due to the sale of the landscaping business in the fourth quarter of 2023.
Trading (loss) income decreased approximately $90.4 million to a loss of $49.0 million during the six months ended June 30, 2024 compared to income of $41.5 million during the six months ended June 30, 2023. The loss of $49.0 million during the six months ended June 30, 2024 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts.
The fair value adjustment of $187.8 million on our loans receivable during the six months ended June 30, 2024 was primarily due to $168.4 million related to VCM, $13.7 million related to the loan to Freedom VCM, $8.5 million related to Conn’s, and $6.8 million related to Badcock Receivables I.
Interest income – loans decreased $34.5 million to $40.6 million during the six months ended June 30, 2024 from $75.1 million during the six months ended June 30, 2023. The decrease was due to a reduction in loan receivable balances from $683.8 million as of June 30, 2023 to $229.2 million as of June 30, 2024.
Interest income – securities lending decreased $14.6 million to $62.6 million during the six months ended June 30, 2024 from $77.2 million during the six months ended June 30, 2023. The decrease was due to a decrease in the securities borrowed balance from $2,938.5 million as of June 30, 2023 to $742.9 million as of June 30, 2024.

Revenues from the sale of goods decreased $6.6 million to $119.6 million during the six months ended June 30, 2024 from $126.2 million during the six months ended June 30, 2023. The decrease in revenues from sale of goods was attributable to a decrease of $17.8 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide and a decrease of $0.7 million from the Communications segment, partially offset by an increase of $8.7 million from the Auction and Liquidation segment due to larger international asset deals and an increase of $3.3 million from All Other consisting of $2.3 million in sale of goods from Nogin which we acquired in the second quarter of 2024 and $1.0 million in sale of goods from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023. Cost of goods sold for the six months ended June 30, 2024 decreased approximately $1.6 million to $86.3 million from $87.9 million during the six months ended June 30, 2023. The decrease in cost of goods sold was primarily attributable to decreases of $10.2 million in the Consumer Products segment and $1.2 million in the Communications segment, partially offset by increases of $7.1 million from the Auction and Liquidation segment and $2.7 million from All Other consisting of $1.6 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023 and $1.1 million from Nogin which we acquired in the second quarter of 2024.
Operating Expenses
Direct Cost of Services
Direct cost of services increased approximately $12.3 million to $122.7 million during the six months ended June 30, 2024 from $110.3 million during the six months ended June 30, 2023. The increase in direct cost of services was primarily attributable to increases of $4.3 million from the Communications segment and $10.3 million from All Other consisting of to $8.7 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023 and $1.6 million from Nogin which we acquired in the second quarter of 2024, partially offset by a decrease of $2.3 million from the Auction and Liquidation segment due to the number and size of fee deals in prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the six months ended June 30, 2024 and 2023 were comprised of the following:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$104,546	24.9%	$113,830	28.4%	$(9,284)	(8.2)%
Wealth Management segment	99,308	23.7%	97,454	24.3%	1,854	1.9%
Auction and Liquidation segment	3,369	0.8%	4,582	1.1%	(1,213)	(26.5)%
Financial Consulting segment	57,612	13.8%	44,121	11.0%	13,491	30.6%
Communications segment	49,353	11.8%	55,821	13.9%	(6,468)	(11.6)%
Consumer Products segment	34,571	8.3%	40,965	10.2%	(6,394)	(15.6)%
Corporate and All Other	70,127	16.7%	44,739	11.1%	25,388	56.7%
Total selling, general & administrative expenses	$418,886	100.0%	$401,512	100.0%	$17,374	4.3%
Total selling, general and administrative expenses increased by $17.4 million to $418.9 million during the six months ended June 30, 2024 from $401.5 million during the six months ended June 30, 2023. The increase was primarily due to increases of $25.4 million in Corporate and All Other, $13.5 million in the Financial Consulting segment, and $1.9 million in the Wealth Management segment, partially offset by decreases of $9.3 million in the Capital Markets segment, $6.4 million in the Consumer Products segment, $6.5 million in the Communications segment, and $1.2 million in the Auction and Liquidation segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $9.3 million to $104.5 million during the six months ended June 30, 2024 from $113.8 million during the six months ended June 30, 2023. The decrease was primarily due to decreases of (a)$10.0 million related to an advisory agreement which ended in August of

2023, (b) $1.5 million in clearing charges, (c) $0.7 million in depreciation and amortization expenses, and (d) $0.2 million in other expenses, partially offset by an increase of $3.2 million in change in fair value of contingent consideration. The advisory agreement was terminated in August 2023 in connection with the FRG take private transaction as more fully described in Note 2(h) and there was no expense during the six months ended June 30, 2024 as compared to the prior year when the expense totaled $10.0 million. For any given reporting period, the advisory agreement would result in an expense being reported in selling, general and administrative expenses when realized and unrealized gains on certain invested balances in the Company’s broker-dealer subsidiary exceeded a minimum return on the invested balances during such period; in addition, a decrease in the invested balance in value during such reporting period would result in the reporting of a credit to selling, general and administrative expense. During the six months ended June 30, 2023, the Company recorded an advisory fee of $10.0 million in accordance with the advisory agreement due to the realized and unrealized gains earned.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment increased by $1.9 million to $99.3 million during the six months ended June 30, 2024 from $97.5 million during the six months ended June 30, 2023. The increase was primarily due to an increase of $3.6 million in payroll and related expenses, partially offset by a decrease of $1.7 million in other expenses.
Auction and Liquidation
Selling, general and administrative expenses in the Auction and Liquidation segment decreased $1.2 million to $3.4 million during the six months ended June 30, 2024 from $4.6 million during the six months ended June 30, 2023. The decrease was primarily due to decreases of $1.0 million in foreign currency fluctuation and $0.2 million in other expenses.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $13.5 million to $57.6 million during the six months ended June 30, 2024 from $44.1 million during the six months ended June 30, 2023. The increase was primarily due to increases of $9.6 million in payroll and related expenses related to a business acquired in the third quarter of 2023, an increase in headcount, and an increase in variable compensation, $1.6 million in change in fair value of contingent consideration, $1.4 million in other expenses, and $0.8 million in travel and entertainment expenses.
Communications
Selling, general and administrative expenses in the Communications segment decreased $6.5 million to $49.4 million for the six months ended June 30, 2024 from $55.8 million for the six months ended June 30, 2023. The decrease was primarily due to decreases of $5.3 million in payroll and related expenses due to lower headcount and $1.2 million in depreciation and amortization expenses. The decrease in payroll and related expenses and other expenses was primarily due to cost savings in 2024 resulting from the implementation of cost savings programs in second half of 2023 that included a reduction in headcount and other operating expenses.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased $6.4 million to $34.6 million for the six months ended June 30, 2024 from $41.0 million during the six months ended June 30, 2023. The decrease was primarily due to decreases of $2.2 million in professional fees, $1.4 million in payroll and related expenses due to reduced headcount, $1.3 million in depreciation and amortization expense due to items being fully amortized, $1.3 million in other expenses due to efforts to reduce costs, and $0.8 million in marketing costs, partially offset by an increase of $0.4 million in share based compensation due to a reversal of performance based shares compensation expense in the prior year.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased approximately $25.4 million to $70.1 million during the six months ended June 30, 2024 from $44.7 million for the six months ended June 30, 2023. The increase was primarily due to increases of $19.3 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, $6.0 million from Nogin which was acquired in the second quarter of 2024, $5.9 million in legal expenses, $4.3 million in accounting expenses, and $2.3 million in transaction expenses related to the

Nogin acquisition, partially offset by decreases of $9.5 million in payroll and related expenses which primarily related to decreases in share based compensation and other variable compensation and $2.8 million in foreign currency fluctuation.
Impairment of goodwill and tradenames. We recognized impairment charges of $27.7 million during the six months ended June 30, 2024. We performed an interim impairment test as of June 30, 2024, as further discussed in Note 8 of the condensed consolidated financial statements. Based on the results of the impairment test, we recorded a non-cash impairment charge of $26.7 million related to goodwill and $1.0 million related to tradenames in the Consumer Products segment. We recognized impairment charges of $1.7 million during the six months ended June 30, 2023 related to tradenames in the Capital Markets segment.
Other Income (Expense). Other income included interest income of $1.5 million and $3.3 million during the six months ended June 30, 2024 and 2023, respectively. Dividend income was $21.0 million during the six months ended June 30, 2024 compared to $22.8 million during the six months ended June 30, 2023. Realized and unrealized losses on investments was a loss of $185.2 million during the six months ended June 30, 2024 compared to a loss of $9.6 million during the six months ended June 30, 2023. The change was primarily due to a decrease in the valuation of our investment in Freedom VCM of $223.4 million. Change in fair value of financial instruments and other was a gain of $0.2 million during the six months ended June 30, 2024 and a gain of $0.2 million during the six months ended June 30, 2023. Interest expense was $87.6 million during the six months ended June 30, 2024 compared to $94.9 million during the six months ended June 30, 2023. The decrease in interest expense was due to lower debt balances during the six months ended June 30, 2024. The decreases in interest expense primarily consisted of $12.3 million from the Pathlight term loan, $5.6 million from the issuance of senior notes, $2.5 million from the Nomura revolving credit facility, $0.2 million and $1.1 million from the Targus term loan and revolver, respectively, and $0.8 million from the BRPAC term loan, partially offset by increases in interest expense of $14.7 million from the Nomura term loan, $1.4 million from the bebe term loan, and $0.3 million from the Nogin secured convertible promissory note.
(Loss) Income Before Income Taxes. Loss before income taxes was $473.8 million during the six months ended June 30, 2024 compared to income before income taxes of $89.8 million during the six months ended June 30, 2023. The change was due to a decrease in revenue of $347.0 million, a change in realized and unrealized losses on investments of $175.6 million, an increase in operating expenses of $44.6 million, a decrease of $1.8 million in interest income, and a decrease of $1.7 million in dividend income, partially offset by a decrease in interest expense of $7.3 million.
Provision for Income Taxes. Provision for income taxes was $7.9 million during the six months ended June 30, 2024 compared to a provision for income taxes of $29.4 million during the six months ended June 30, 2023. The effective income tax rate was 1.7% for the six months ended June 30, 2024 as compared to 32.8% for the six months ended June 30, 2023.
Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net (loss) income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests was $1.0 million during the six months ended June 30, 2024 compared to net loss of $3.2 million during the six months ended June 30, 2023.
Net (Loss) Income Attributable to the Company. Net loss attributable to the Company was $482.8 million during the six months ended June 30, 2024 compared to net income attributable to the Company of $63.5 million for the six months ended June 30, 2023. The decrease was due to a change in operating (loss) income of $391.6 million, a decrease in realized and unrealized losses on investments of $175.6 million, a change in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests of $4.2 million, a decrease of $1.8 million in interest income, and a decrease of $1.7 million in dividend income, partially offset by a change in provision for income taxes of $21.5 million and a decrease in interest expense of $7.3 million.
Preferred Stock Dividends. Preferred stock dividends were $4.0 million for the six months ended June 30, 2024 and 2023. Dividends on the Series A preferred paid during the six months ended June 30, 2024 and 2023 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the six months ended June 30, 2024 and 2023 were $0.4609375 per depository share.
Net (Loss) Income Available to Common Shareholders. Net loss available to common shareholders was $486.8 million during the six months ended June 30, 2024 compared to net income available to common shareholders $59.5 million during the six months ended June 30, 2023. The decrease was due to a change in operating (loss) income of $391.6 million, a decrease in realized and unrealized losses on investments of $175.6 million, a change in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests of $4.2 million, a decrease of $1.8 million in interest income, and a decrease of $1.7 million in dividend income, partially offset by a change in provision for income taxes of $21.5 million and a decrease in interest expense of $7.3 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the six months ended June 30, 2024 and 2023, we generated net loss of $481.7 million and net income of $60.3 million, respectively. The Company operates a number of businesses in its segments that provide steady cash flows and operating income throughout the year, however, our cash flows and profitability are impacted by capital market engagements and retail liquidation engagements performed on a quarterly and annual basis, which may be episodic in nature, and amounts realized from the sale of our investments in marketable securities.
As of June 30, 2024, we had $236.9 million of unrestricted cash and cash equivalents, $1.7 million of restricted cash, $664.1 million of securities and other investments, at fair value, $229.2 million of loans receivable, at fair value, and $2,159.8 million of borrowings outstanding. The borrowings outstanding of $2,159.8 million as of June 30, 2024 included $1,528.6 million from the issuance of series of senior notes that are due at various dates ranging from February 28, 2025 to August 31, 2028 with interest rates ranging from 5.00% to 6.50%, $581.4 million in term loans borrowed pursuant to the Tiger US Holdings Inc. (“Targus”), Lingo Management, LLC (“Lingo Management”), BRPI Acquisition Co LLC (“BRPAC”), Nomura Corporate Fundings Americas, LLC (“Nomura”), and bebe credit agreements discussed below, $19.8 million of revolving credit facility under the Targus credit facility discussed below, and $30.0 million of notes payable.
We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility, funds available under the Targus and Nomura revolving credit facilities, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. Due to the fact that we are no longer a well-known seasoned issued and no longer eligible to file a short form registration statement with the SEC, accessing the capital markets could take longer and cost more than would otherwise be the case. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the six months ended June 30, 2024, we paid cash dividends on our common stock of $33.6 million. During the year ended December 31, 2023, we paid cash dividends on our common stock of $141.1 million. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of common stock dividend activity for the six months ended June 30, 2024 and the year ended December 31, 2023 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Amount
May 15, 2024	June 11, 2024	May 27, 2024	$0.50
February 29, 2024	March 22, 2024	March 11, 2024	0.50
November 8, 2023	November 30, 2023	November 20, 2023	1.00
July 25, 2023	August 21, 2023	August 11, 2023	1.00
May 4, 2023	May 23, 2023	May 16, 2023	1.00
February 22, 2023	March 23, 2023	March 10, 2023	1.00

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of June 30, 2024, dividends in arrears in respect of the Depositary Shares were $0.8 million. On July 9, 2024, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on July 31, 2024 to holders of record as of the close of business on July 22, 2024. On October 16, 2024 the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on October 31, 2024 to holders of record as of the close of business on October 28, 2024.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of June 30, 2024, dividends in arrears in respect of the Depositary Shares were $0.5 million. On July 9, 2024, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on July 31, 2024 to holders of record as of the close of business on July 22, 2024. On October 16, 2024 the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on October 31, 2024 to holders of record as of the close of business on October 28, 2024.
A summary of preferred stock dividend activity for the six months ended June 30, 2024 and the year ended December 31, 2023 was as follows:

		Stockholder	Preferred Dividend per Depositary Share
Date Declared	Date Paid	Record Date	Series A	Series B
April 9, 2024	April 30, 2024	April 22, 2024	$0.4296875	$0.4609375
January 9, 2024	January 31, 2024	January 22, 2024	0.4296875	0.4609375
October 10, 2023	October 31, 2023	October 23, 2023	0.4296875	0.4609375
July 11, 2023	July 31, 2023	July 21, 2023	0.4296875	0.4609375
April 10, 2023	May 1, 2023	April 21, 2023	0.4296875	0.4609375
January 9, 2023	January 31, 2023	January 20, 2023	0.4296875	0.4609375
Our principal sources of liquidity to finance our business are our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.
Cash Flow Summary

	Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$246,839	$77,105
Investing activities	6,704	216,319
Financing activities	(243,526)	(456,795)
Effect of foreign currency on cash	(5,233)	2,347
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,784	$(161,024)
Cash provided by operating activities was $246.8 million during the six months ended June 30, 2024 compared to cash provided by operating activities of $77.1 million during the six months ended June 30, 2023. Cash provided by operating activities for the six months ended June 30, 2024 consisted of the impact of net loss of $481.7 million, noncash items of $263.4 million, and changes in operating assets and liabilities of $465.2 million. The positive cash flow impact from noncash items of $263.4 million included fair value adjustments of $189.5 million, impairment of goodwill and tradenames of $27.7 million, depreciation and amortization of $22.9 million, share-based compensation of $14.9 million, depreciation of rental merchandise of $8.2 million, deferred income taxes of $1.4 million, provision for credit losses of $1.2 million, income allocated for mandatorily redeemable noncontrolling interests of $0.8 million, effect of foreign currency of $0.3 million, partially offset by non-cash interest and other of $3.3 million, and gain on sale of business and other of $0.2 million. Cash provided by operating activities for the six months ended June 30, 2023 consisted of the impact of net income of $60.3 million, noncash items of $12.5 million, and changes in operating assets and liabilities of $4.2 million.

The positive cash flow impact from noncash items of $12.5 million included depreciation and amortization of $25.6 million, share-based compensation of $24.2 million, deferred income taxes of $18.5 million, provision for credit losses of $3.8 million, impairment of intangibles, loss on disposal of fixed assets and other of $1.7 million, income allocated for mandatorily redeemable noncontrolling interests of $0.8 million, and dividends from equity investments of $0.1 million, partially offset by fair value adjustments of $56.6 million and noncash interest and other of $5.1 million, effect of foreign currency of $0.2 million, and income from equity investments of $0.1 million.
Cash provided by investing activities was $6.7 million during the six months ended June 30, 2024 compared to cash provided by investing activities of $216.3 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, cash provided by investing activities consisted of cash provided by loans receivable repayment of $72.4 million, and sale of loans receivable of $22.8 million, partially offset by cash used in purchases of loans receivable of $63.2 million, acquisition of businesses and minority interest, net of cash acquired of $19.1 million, purchases of property and equipment of $5.4 million, purchases of equity and other investments of $0.5 million, and sale of business, net of cash sold and other of $0.1 million. During the six months ended June 30, 2023, cash provided by investing activities consisted of cash received from loans receivable repayment of $413.4 million, funds received from trust account of subsidiary of $175.8 million, sale of loan receivable of $7.5 million, and sale of business, net of cash sold and other of $1.5 million, partially offset by cash used for purchases of loans receivable of $360.0 million, acquisition of businesses and minority interest of $12.3 million, purchases of equity and other investments of $4.9 million, and purchases of property and equipment of $4.8 million.
Cash used in financing activities was $243.5 million during the six months ended June 30, 2024 compared to cash used in financing activities of $456.8 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, cash used in financing activities primarily consisted of $140.5 million used to redeem senior notes, $64.3 million used in payment of revolving lines of credit, $45.6 million used in the repayment of term loan, $33.6 million used to pay dividends on our common shares, $5.7 million used to repay our notes payable and other, $4.0 million used to pay dividends on our preferred shares, $3.2 million in distributions to noncontrolling interests, $3.1 million used in payment of employment taxes on vesting of restricted stock, $1.4 million used to pay contingent consideration, and $1.0 million used to pay debt issuance and offering costs, partially offset by cash provided by $40.3 million in proceeds from revolving line of credit, $15.0 million in proceeds from notes payable, $3.0 million in contributions from noncontrolling interests, and $0.7 million in proceeds from exercise of warrants. During the six months ended June 30, 2023, cash used in financing activities primarily consisted of $175.8 million used in redemption of subsidiary temporary equity and distributions, $172.8 million used in the repayment of term loan, $80.3 million used to pay dividends on our common shares, $78.8 million used in repayment of revolving line of credit, $58.9 million used to redeem senior notes, $53.8 million used to repurchase our common shares, $11.7 million used to repay our notes payable, $8.3 million used in payment of employment taxes on vesting of restricted stock, $4.0 million used to pay dividends on our preferred shares, $3.2 million used in the payment of debt issuance and offering costs, $2.5 million in distributions to noncontrolling interests, and $1.3 million used in the payment of contingent consideration, partially offset by cash provided by $128.2 million in proceeds from term loans, $62.0 million in proceeds from revolving line of credit, $4.0 million in contributions from noncontrolling interests, and $0.5 million in proceeds from issuance of preferred stock.
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
The Targus Credit Agreement is secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement which totals approximately $216.9 million . The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, we entered into Amendment No. 1 and Amendment No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio and the minimum earnings before interest, taxes, depreciation, and amortization requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023, respectively. Amendment No. 2 also provided, among other things, with a cure right for us to provide a capital contribution to Targus in the event of a financial covenant breach. For the period ended September 30, 2023, the Fixed Charge Coverage Ratio “FCCR” covenant was not fulfilled in accordance with the Targus Credit Agreement and for the period ended December 31, 2023, the FCCR and minimum EBITDA covenant was not fulfilled in accordance with the Targus Credit Agreement. However, the amendments to the Targus Credit Agreement and the capital contributions made to the subsidiary cured the covenant breaches. On June 27, 2024 we entered into Amendment No. 3 to the Targus Credit Agreement to replace the terminating Canadian benchmark interest rate with the Term CORRA Reference Rate. For the period ended June 30, 2024, the minimum EBITDA covenant was also breached. On August 14, 2024, we contributed $1,602 to Targus to cure a minimum EBITDA financial covenant requirement for the period ended June 30, 2024.
For the period ended September 30, 2024, the minimum EBITDA covenant was also breached. On November 7, 2024, we entered into Amendment No. 4 to the Targus Credit Agreement, which among other things, reduced revolving loan sublimits, modified the FCCR covenant, removed the minimum EBITDA requirement, imposed a minimum undrawn availability covenant, and modified the terms of the Keepwell. Amendment No. 4 to the Targus Credit Agreement also waived the September 30, 2024 minimum EBITDA covenant breach. Concurrently with the effectiveness of Amendment No. 4 to the Targus Credit Agreement, the Company repaid the outstanding balance of the term loan in full with $2.1 million of revolver loan advances and $7.5 million of cash from the Company. After Amendment No.4 to the Targus Credit Agreement that included a waiver, we are in compliance with the Targus Credit Agreement.
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
As of June 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $13.0 million (net of unamortized debt issuance costs of $0.3 million) and $17.8 million (net of unamortized debt issuance costs of $0.4 million), respectively, and the outstanding balance on the revolver loan was $19.8 million and $43.8 million, respectively. Interest expense on these loans during the three and six months ended June 30, 2024 was $1.1 million (including amortization of deferred debt issuance costs of $0.2 million and unused commitment fees of $0.03 million) and $2.4 million (including amortization of deferred debt issuance costs of $0.4 million and unused commitment fees of $0.1 million), respectively. Interest expense on these loans during the three and six months ended June 30, 2023 was $2.1 million (including amortization of deferred debt issuance costs of $0.2 million and unused commitment fees of $0.02 million) and $3.8 million (including amortization of deferred debt issuance costs of $0.3 million and unused commitment fees of $0.04 million), respectively. The interest rate on the term loan was 11.18% and 10.20% and the interest rate on the revolver loan ranged between 9.19% to 11.50% and between 8.45% to 11.25% as of June 30, 2024 and December 31, 2023, respectively. The weighted average interest rate on the revolver loan was 10.21% and 8.53% as of June 30, 2024 and December 31, 2023, respectively.
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
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of June 30, 2024 and December 31, 2023, the interest rate on the Lingo Credit Agreement was 8.70%.
The Lingo Credit Agreement is guaranteed by the Company and Lingo's subsidiaries and secured by certain Lingo assets and equity interests as collateral which totals approximately $238.5 million defined in the Lingo Credit Agreement. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. We are in compliance with all financial covenants in the Lingo Credit Agreement as of June 30, 2024. We received a series of extensions under our credit agreement with Banc of California, N.A. with the most recent being dated December 18, 2024 to extend the required time to deliver our second quarter unaudited condensed consolidated financial statements to January 21, 2025.
Principal outstanding is due in quarterly installments. The quarterly installments from September 30, 2024 to December 31, 2024 are in the amount of $2.7 million per quarter, quarterly installments from March 31, 2025 to June 30, 2027 are in the amount of $3.7 million, and the remaining principal balance is due at final maturity on August 16, 2027.
As of June 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $57.8 million (net of unamortized debt issuance costs of $0.6 million) and $63.2 million (net of unamortized debt issuance costs of $0.7 million), respectively. Interest expense on the term loan during the three and six months ended June 30, 2024 was $1.4 million (including amortization of deferred debt issuance costs of $0.1 million) and $2.9 million (including amortization of deferred debt issuance costs of $0.1 million), respectively. Interest expense on the term loan during the three and six months ended June 30, 2023 was $1.6 million (including amortization of deferred debt issuance costs of $0.1 million) and $3.2 million (including amortization of deferred debt issuance costs of $0.1 million), respectively.
On January 6, 2025, as discussed below BRPAC entered into an amended and restated credit agreement (the “BRPAC Amended Credit Agreement”) with the Banc of California, in the capacity as agent and lender and with other lenders party thereto from time to time. A portion of the proceeds from the BRPAC Amended Credit Agreement were used to pay all outstanding principal amounts and accrued interest under the Lingo Credit Agreement and the Lingo Credit Agreement was effectively terminated upon repayment on January 6, 2025.
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe's credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25.0 million -year term loan with a maturity date of August 24, 2026 is included in the Company's long-term debt. The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 5.50% to 6.00% per annum, depending on the total fixed charge coverage ratio as defined in the bebe Credit Agreement. As of June 30, 2024 and December 31, 2023, the interest rate on the bebe Credit Agreement was 11.11% and 11.14%, respectively.
The bebe Credit Agreement is collateralized by a first lien on all bebe assets and pledges of capital stock including equity interests which totals approximately $129.8 million. The agreement contains certain covenants, including those limiting the borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires bebe to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. We are in compliance with all financial covenants in the bebe Credit Agreement as of June 30, 2024.
Principal outstanding is due in quarterly installments through June 30, 2026 in the amount of $0.3 million per quarter and the remaining principal balance of $20.0 million is due at final maturity on August 24, 2026.
As of June 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $22.0 million (net of unamortized debt issuance costs of $0.5 million) and $22.5 million (net of unamortized debt issuance costs of $0.6 million), respectively. Interest expense on the term loan during the three and six months ended June 30, 2024 was $0.7 million (including amortization of deferred debt issuance costs of $0.1 million) and $1.4 million (including amortization of deferred debt issuance costs of $0.1 million), respectively. On October 25, 2024, upon the closing of the Brands Transaction as described in Note 21 – Subsequent Events proceeds of $22.2 million was used to pay off the then outstanding balance of the loan in full and $0.2 million of loan payoff expenses.

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
The Credit Agreement is secured on a first priority basis by a security interest in the equity interests of the Borrower and each of the Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the Borrower and the Guarantors. The borrowing base as defined in the Credit Agreement consists of a collateral pool that includes certain of the Company's loans receivables in the amount of $190.7 million (which is included in the total loans receivable, at fair value balance of $229.2 million reported in our condensed consolidated balance sheet at June 30, 2024) and $375.8 million (which is included in the total loans receivable, at fair value balance of $532.4 million reported in our condensed consolidated balance sheet at December 31, 2023) and investments in the amount of $680.1 million (which is included in the total securities and other investments owned, at fair value of $664.1 million reported in our condensed consolidated balance sheet at June 30, 2024) and $786.7 million (which is included in the total securities and other investments owned, at fair value of $1,092.1 million reported in our condensed consolidated balance sheet at December 31, 2023) as of June 30, 2024 and December 31, 2023, respectively. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.We are in compliance with all financial covenants in the Credit Agreement as of June 30, 2024. On September 17, 2024, we entered into Amendment No. 4 to our credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fourth Amendment”). On September 17, 2024, we made a payment of $85.9 million which consisted of a principal payment of $85.1 million and accrued interest of $0.7 million. Loan fees incurred in connection with the Fourth Amendment totaled $5.9 million of which $3.5 million was added to the principal balance of the term loan. After giving effect to these amounts, the outstanding principal balance on the term loan was reduced from $469.8 million to $388.1 million. In connection with the Fourth Amendment, the revolving credit facility in the amount of $100.0 million which had no balance outstanding at September 17, 2024 was terminated and we are required to reduce the principal amount of the term loan to be no greater than $100.0 million on or prior to September 30, 2025. The maturity date of the term loan is August 21, 2027 and all outstanding principal is required to be paid. The Fourth Amendment contains certain provisions related to borrowing base, including specific treatment for certain assets in the calculation of borrowing base and also includes mandatory prepayment provisions regarding asset sales. Interest on the term loan increased to SOFR loans will accrue interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans will accrue interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. On December 9, 2024, the Company entered into Amendment No. 5 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fifth Amendment”). The Fifth Amendment extended the springing maturity date of the term loans if more than $25.0 million aggregate principal amount of the 5.50% 2026 Notes is outstanding to February 3, 2026 and permits under certain conditions an additional $10.0 million of telecommunications financing.
As of June 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $452.5 million (net of unamortized debt issuance costs of $17.2 million) and $475.1 million (net of unamortized debt issuance costs of $18.7 million), respectively. Interest on the term loan during the three months ended June 30, 2024 and 2023 was $14.6 million (including amortization of deferred debt issuance costs of $1.1 million) and $7.6 million (including amortization of deferred debt issuance costs of $0.5 million), respectively, and during the six months ended June 30, 2024 and 2023 was $29.6 million (including amortization of deferred debt issuance costs of $2.2 million) and $14.9 million (including amortization of deferred debt issuance costs of $1.1 million), respectively. The interest rate on the term loan as of June 30, 2024 and December 31, 2023 was 11.33% and 11.37%, respectively.

We had an outstanding balance of zero under the revolving facility as of June 30, 2024 and December 31, 2023. Interest on the revolving facility during the three months ended June 30, 2024 and 2023 was $0.5 million (including unused commitment fees of $0.2 million and amortization of deferred financing costs of $0.3 million) and $1.5 million (including unused commitment fees of $0.03 million and amortization of deferred financing costs of $0.2 million), respectively, and during the six months ended June 30, 2024 and 2023 was $1.0 million (including unused commitment fees of $0.5 million and amortization of deferred financing costs of $0.5 million) and $3.5 million (including unused commitment fees of $0.03 million and amortization of deferred financing costs of $0.3 million), respectively. The interest rate on the Revolving Credit Facility as of June 30, 2024 and December 31, 2023 was 11.37%.
Wells Fargo Credit Agreement
We are party to a credit agreement (as amended, the “Credit Agreement”) governing our asset based credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”) with a maximum borrowing limit of $200.0 million and a maturity date of April 20, 2027. Cash advances and the issuance of letters of credit under the credit facility are made at the lender’s discretion. The letters of credit issued under this facility are furnished by the lender to third parties for the principal purpose of securing minimum guarantees under liquidation services contracts. All outstanding loans, letters of credit, and interest are due on the expiration date which is generally within 180 days of funding. The credit facility is secured by the proceeds received for services rendered in connection with liquidation service contracts pursuant to which any outstanding loan or letters of credit are issued and the assets that are sold at liquidation related to such contract. The interest rate for each revolving credit advance under the related credit agreement is, subject to certain terms and conditions, equal to the SOFR plus a margin of 2.25% to 3.25% depending on the type of advance and the percentage such advance represents of the related transaction for which such advance is provided. The credit facility provides for success fees in the amount of 1.0% to 10.0% of the net profits, if any, earned on liquidation engagements that are financed under the credit facility as set forth in the related Credit Agreement. The credit facility also provides for funding fees in the amount of 0.05% to 0.20% of the aggregate principal amount of all credit advances and letters of credit issued in connection with a liquidation sale. Interest expense totaled $0.02 million during the three months ended June 30, 2024 and 2023, and $0.04 million during the six months ended June 30, 2024 and 2023. There was no outstanding balance on this credit facility as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, there were no open letters of credit outstanding. We are in compliance with all covenants in the asset based credit facility as of June 30, 2024. We received a series of extensions under our Wells Fargo Bank credit agreement with the most recent being dated September 27, 2024 to extend the required time to deliver our second quarter unaudited condensed financial statements to November 19, 2024.
On November 15, 2024, in connection with the GA Group Transaction as described in Note 21 – Subsequent Events the credit agreement which had no borrowings outstanding with Wells Fargo Bank was terminated.
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
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties which totals approximately $185.8 million, including a pledge of (a) 100% of the equity interests of the Credit Parties; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the BRPAC Credit Agreement. We are in compliance with all financial covenants in the BRPAC Credit Agreement as of June 30, 2024. We received a series of extensions under our credit agreement with Banc of California, N.A. with the most recent being dated December 18, 2024 to extend the required time to deliver our second quarter unaudited condensed consolidated financial statements to January 21, 2025.
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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of June 30, 2024 and December 31, 2023, the interest rate on the BRPAC Credit Agreement was 8.20% and 8.46%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. The quarterly installments from September 30, 2024 to December 31, 2026 are in the amount of $3.2 million per quarter, the quarterly installment on March 31, 2027 is in the amount of $2.4 million, and the remaining principal balance is due at final maturity on June 30, 2027.

As of June 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $36.0 million (net of unamortized debt issuance costs of $0.4 million) and $46.6 million (net of unamortized debt issuance costs of $0.4 million), respectively. Interest expense on the term loan during the three months ended June 30, 2024 and 2023 was $0.9 million (including amortization of deferred debt issuance costs of $0.1 million) and $1.3 million (including amortization of deferred debt issuance costs of $0.1 million), respectively, and during the six months ended June 30, 2024 and 2023 was $2.0 million (including amortization of deferred debt issuance costs of $0.1 million) and $2.8 million (including amortization of deferred debt issuance costs of $0.1 million), respectively.
On January 6, 2025 (the “Closing Date”), BRPAC entered into the BRPAC Amended Credit Agreement with certain subsidiaries of the Company, the Banc of California, in the capacity as agent and lender and with other lenders party thereto from time to time. Our subsidiary Lingo was added as a Borrower to the BRPAC Amended Credit Agreement. Pursuant to the BRPAC Amended Credit Agreement, the lenders made a new five-year $80.0 million term loan to the Borrowers, the proceeds of which were used to repay in full the obligations under the original BRPAC Credit Agreement dated December 19, 2018 and the Lingo Credit Agreement. In connection with the BRPAC Amended Credit Agreement, the Borrowers also made certain distributions to the parent company of the Borrowers from existing cash on hand. The BRPAC Amended Credit Agreement also builds in provisions for incremental term loans up to $40.0 million allowing certain distributions to the parent company of the Borrowers from the proceeds of such incremental term loans. The Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Amended Credit Agreement. The obligations under the BRPAC Amended Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Borrowers, including a pledge of (a) 100% of the equity interests of the Borrowers; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The borrowings under the BRPAC Amended Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers consolidated total funded debt ratio as defined in the BRPAC Amended Credit Agreement. The interest rate is subject to a margin level of 3.25%. As of the Closing Date, the outstanding principal amount was $80.0 million with quarterly installments of principal due in the amount of $4.0 million, and any remaining principal balance is due at final maturity on January 6, 2030.
The BRPAC Amended Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Amended Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Amended Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Amended Credit Agreement.
Senior Note Offerings
During the three months ended June 30, 2024 and 2023, we issued zero and $0.2 million, and during the six months ended June 30, 2024 and 2023 we issued zero and $0.2 million, respectively, of senior notes. The maturity dates of outstanding senior notes ranged from February 2025 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
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
On February 29, 2024, we redeemed $115.5 million aggregate principal amount of our 6.75% Senior Notes due 2024 (the “6.75% 2024 Notes”) pursuant to the seventh supplemental indenture dated December 3, 2021. The redemption price was equal to 100.00% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date. The total redemption payment included approximately $0.6 million in accrued interest.
On May 31, 2024, we redeemed the remaining $25.0 million aggregate principal amount of the 6.75% 2024 Notes. The redemption price was equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the redemption date. The total redemption payment included approximately $0.1 million in accrued interest. In connection with the full redemption, the 6.75% 2024 Notes, which were listed on NASDAQ under the ticker symbol “RILYO,” were delisted from NASDAQ and ceased trading on the redemption date.
As of June 30, 2024 and December 31, 2023, the total senior notes outstanding was $1,528.6 million (net of unamortized debt issue costs of $11.0 million) and $1,668.0 million (net of unamortized debt issue costs of $13.1 million), respectively, with a weighted average interest rate of 5.62% and 5.71%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $23.0 million and $26.8 million during the three months ended June 30, 2024 and 2023, respectively and $47.4 million and $53.0 million during the six months ended June 30, 2024 and 2023, respectively.
Other Notes Payable
As of June 30, 2024 and December 31, 2023, the outstanding balance for the other notes payable was $30.0 million and $19.4 million, respectively. On May 3, 2024, upon closing of the acquisition of Nogin, Nogin entered into a secured convertible promissory note agreement with a principal amount of $15.0 million with an annual interest rate of 10.0% and a maturity date of May 3, 2027. The remaining notes payable primarily consisted of additional deferred cash consideration owed to the sellers of FocalPoint and a promissory note related to the Lingo minority interest purchase, which was paid in full on January 2, 2024. Interest expense was $0.4 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.3 million during the six months ended June 30, 2024 and 2023, respectively.
Recent Accounting Standards
See Note 2(p) to the accompanying financial statements for recent accounting standards.
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
Interest Rate Risk
We have exposure to interest rate risk which primarily relates to changes in cost of borrowings as a result of changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rates of interest. As of June 30, 2024, approximately 72% of our debt obligations bore interest at fixed rates and not impacted by changes in interest rates. Our interest expense from variable-rate debt obligations is principally affected by changes in the published SOFR rate in connection with our credit facilities. Our variable-rate debt obligations are principally used to provide financing to our operating businesses which are supported by cash flows from operations for those businesses. The cash flows of such operating businesses are utilized to help to mitigate any increases in interest expense as a result of an increase in interest rates. Our Nomura credit facility is also a variable rate debt obligation which is collateralized by a portfolio of investment assets and certain operating businesses. Increased interest costs on the Nomura facility as a result of a rise in interest rates are partially offset by variable rate investment assets that are securing the facility as well as cash flows from other businesses securing the facility.

Management monitors the composition of debt obligations and debt investments on a periodic basis, as well as projected net interest income, interest coverage, and sensitivity of interest income changes in interest rates. This exposure is also monitored by our risk management group and reviewed periodically in risk committee meetings. If floating rates of interest had increased by 1% during the six months ended June 30, 2024, the rate increase would have resulted in an increase in interest expense of $3.3 million. If conditions existed in which Management would seek to mitigate potential interest rate risk, Management could elect to take steps such as entering into interest rate hedges, and refinancing debt obligations from floating-rate to fixed-rate.

An objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable, and investments in partnership interests.

Our cash and cash equivalents through June 30, 2024 included amounts in bank checking and liquid money market accounts. We may also be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $80.5 million and $86.9 million during the six months ended June 30, 2024 and 2023, respectively, or 16.4% and 10.4% of our total revenues of $491.4 million and $838.4 million. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to a gain of $3.0 million and loss of $0.6 million during the six months ended June 30, 2024 and 2023, respectively. We may be exposed to foreign currency risk; however, our operating results during the six months ended June 30, 2024 and 2023, included $80.5 million and $86.9 million of revenues, respectively, and $11.9 million and $17.2 million of operating expenses from our foreign subsidiaries, respectively, and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $1.1 million and $0.1 million change in our operating income during the six months ended June 30, 2024 and 2023, respectively.
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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of June 30, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level.

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

On July 9, 2024, a putative class action was filed by Brian Gale, Mark Noble, Terry Philippas and Lawrence Bass in the Delaware Chancery Court against Freedom VCM, Mr. Kahn, Andrew Laurence, Matthew Avril and the Company. This complaint alleges that former shareholders of FRG suffered damages due to alleged breaches of fiduciary duties by officers, directors and other participants in the August 2023 management-led take private transaction of FRG and that the Company aided and abetted those alleged breaches of fiduciary duties. The claim seeks an award of unspecified damages, rescissory damages and/or quasi-appraisal damages, disgorgement of profits, attorneys’ fees and expenses, and interest thereon. The Company believes these claims are meritless and intends to defend this action.
On July 3, 2024, each of the Company and Bryant Riley, Chairman and Co-Chief Executive Officer, received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) requesting the production of certain documents and other information primarily related to (i) the Company’s business dealings with Brian Kahn, (ii) certain transactions in an unrelated public company’s securities, and (iii) the communications and related compliance and other policies and procedures of certain of its regulated subsidiaries. On November 22, 2024, each of the Company and Mr. Riley received an additional SEC subpoena requesting the production of certain additional documents and information relating to Franchise Group, Inc. (including its holding company, Freedom VCM Holdings, LLC) as well as Mr. Riley’s personal loan and his pledge of shares of the Company’s common stock as collateral for such loan. As previously disclosed on April 23, 2024, the Audit Committee of the Company’s Board of Directors, with the assistance of Sullivan & Cromwell LLP, the Company’s legal counsel, conducted an internal review, and separately the Audit Committee retained Winston & Strawn LLP, independent legal counsel, to conduct an independent investigation, to review transactions among Mr. Kahn (and his affiliates) and the Company (and its affiliates). The review and the investigation both confirmed that the Company and its executives, including Mr. Riley, had no involvement with, or knowledge of, any alleged misconduct concerning Mr. Kahn or any of his affiliates. The receipt of subpoenas is not an indication that the SEC or its staff has determined that any violations of law have occurred. Both the Company and Mr. Riley are responding to the subpoenas and are fully cooperating with the SEC.

On May 2, 2024, a putative class action was filed by Ted Donaldson in the Superior Court for the State of California, County of Los Angeles on behalf of all persons who acquired the Company’s senior notes pursuant to the shelf registration statement filed with the SEC on Form S-3 dated January 28, 2021, and the prospectuses filed and published on August 4, 2021 and December 2, 2021 (the “Note Offerings”). The action asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933, as amended, against the Company, certain of the Company's officers and directors, and the underwriters of the Note Offerings. The complaint alleged that defendants knew or should have known that Mr. Kahn was engaged in illegal activities, including an alleged conspiracy to commit fraud. On September 27, 2024, the plaintiff filed an amended complaint. The amended complaint also asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933, as amended, and alleges that defendants knew or should have known that the risk to the Company from its investments in businesses affiliated with Mr. Kahn and loans to Mr. Kahn and his affiliates was greater than disclosed in the offering documents used in connection with the Note Offerings. The Company believes these claims are meritless and intends to defend this action.

On January 24, 2024, a putative securities class action complaint was filed by Mike Coan in U.S. Federal District Court, Central District of California, against the Company, Mr. Riley, Tom Kelleher and Phillip Ahn (“Defendants”). The purported class includes persons and entities that purchased shares of the Company’s common stock between May 10, 2023 and November 9, 2023. The complaint alleges that (a) the Company failed to disclose to investors that (i) Mr. Kahn, had been implicated in a conspiracy to defraud third party investors, and (ii) the Company financed Mr. Kahn and others in connection with a going private transaction involving FRG, and (b) as a result of the foregoing, the Company engaged in securities fraud in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A second putative class action lawsuit was filed on March 15, 2024 by the KL Kamholz Joint Revocable Trust (“Kamholz”). This complaint asserts similar allegations as the Coan complaint and covers an alleged class period between February 28, 2022 and November 9, 2023. The Kamholz complaint further alleges that Defendants knew or should have known that Mr. Kahn was engaged in illegal activities, including a conspiracy to commit fraud, and nonetheless proceeded with the FRG going-private transaction. The Company cannot estimate the amount of potential liability, if any, that could arise from these matters and believes these claims are meritless and intends to defend these actions.

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

In light of the significant factual issues to be resolved with respect to the asserted claims and other proceedings described above and uncertainties regarding unasserted claims described above, at the present time reasonably possible losses cannot be estimated with respect to the asserted and unasserted claims described in the preceding paragraphs.
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

Recent events and developments related to our investment in Freedom VCM and our prior business relationship with Brian Kahn and related to the SEC subpoenas we received may continue to have adverse effects on our business, results of operations, reputation, and stock price.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), we are subject to risks associated with our investment in Freedom VCM and our prior business relationship with Brian Kahn—see “Item 1 – Legal Proceedings”. The Company and members of our Board of Directors have been named in putative class action lawsuits related to these matters, and in July 2024 and November 2024 each of the Company and Mr. Riley received a subpoena from the SEC requesting the production of certain documents. See “Recent Developments – SEC Subpoena”. We expect that the Company may be subject to additional lawsuits and other claims related to these matters.

In addition, in July 2024, Conn’s and certain of its subsidiaries filed voluntary petitions for relief (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code. FRG, pursuant to a transaction consummated in January 2024, acquired a substantial equity investment in Conn’s, and in December 2023, the Company loaned $108.0 million to Conn’s subsequently reduced to $93.0 million due to principal repayments.

On November 3, 2024, FRG, its operating businesses, and certain other affiliates, including Freedom VCM, filed voluntary petitions for relief (the “FRG Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code. As a result, on November 4, 2024, we concluded that we were required to record an additional impairment with respect to the Freedom VCM Investment and the Vintage Loan Receivable. The non-cash impairments of the Freedom VCM Investment and the Vintage Loan Receivable are $118.0 million in the aggregate as of November 4, 2024. As a result of such additional impairment we have ascribed no value to the Freedom VCM Investment as of September 30, 2024 and a value of $2.0 million to the Vintage Loan Receivable as of December 20, 2024.

We expect that the Company may be subject to lawsuits and other claims related to the Conn’s Chapter 11 Cases and the FRG Chapter 11 Cases. See “Recent Developments—Conn’s and FRG”. These events and developments have exacerbated, and they and additional similar events and developments including additional litigation and claims will continue to exacerbate, the risk that we will continue to: (i) incur expenses in connection with these matters, which expenses may be material and, in some cases, are not or will not be covered by insurance; (ii) harm our reputation and negatively impact employee morale and retention; (iii) lose customers or negative impact on our ability to attract new customers and increased competition for new clients and business; and (iv) result in additional write-downs, which may be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2024, we entered into a series of privately negotiated exchange agreements, under which the Company issued an aggregate of 36,903 shares of the Company’s common stock in exchange for $1,130 aggregate principal amount of its 6.75% Senior Notes due 2025 (the “Exchange Transactions”). The Company may engage in similar transactions in the future but is under no obligation to do so. Based on the aggregate principal amount exchanged plus $5 in aggregate accrued interest thereon through the relevant date of exchange, the common stock issued had an implied value of $30.76 per share. Pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"), the common stock issued in the Exchange Transactions was issued in each case to an existing security holder of the Company exclusively in exchange for senior notes held by such holder and no commission or other remuneration was paid or given for soliciting the exchange. Other exemptions from the registration requirements of the Securities Act may apply.
During the three months ended June 30, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 through April 30, 2024	—	$—	—	$34,206
May 1 through May 31, 2024	79,432	$24.81	—	$34,206
June 1 through June 30, 2024	—	$—	—	$34,206
Total	79,432	$24.81	—
______________________________
(1) Includes purchases of 79,432 shares made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under our 2021 Stock Incentive Plan.
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

B. Riley Financial, Inc. (the “Company”) is providing this disclosure to explain the facts and circumstances, as well as Marcum LLP’s (“Marcum”) and the Audit Committee’s conclusions, concerning Marcum’s objectivity and impartiality with respect to the completion of the AS 41015: Reviews of Interim Financial Information for the periods ended June 30, 2024 and September 30, 2024 and the fiscal year ended December 31, 2024 integrated audit of the Company.

On November 1, 2024, CBIZ, Inc. (“CBIZ”) completed the acquisition of substantially all of the non-attest business assets of Marcum and CBIZ CPAs P.C. purchased substantially all of Marcum’s attest business assets (the “Transaction”).

Prior to the Transaction close, Marcum informed the Company that it would not be independent with respect to the completion of interim reviews and annual integrated audit for the fiscal year ended December 31, 2024 as a result of certain non-attest services that were performed by CBIZ (bookkeeping and management functions) during the period under audit for affiliates of the Company upon closing of the proposed Transaction. The affiliated entities were managed by an unrelated third party, which retained CBIZ for these services.

For the following reasons, the Audit Committee of the Board of Directors of the Company and Marcum have each concluded, and are of the view that a reasonable investor with knowledge of all relevant facts and circumstances would conclude, that the provision of these services did not impair Marcum’s objectivity and impartiality with respect to Marcum’s review of interim financial information and the integrated audit of the Company’s financial statements and internal controls over financial reporting:

1.CBIZ performed the non-attest services (bookkeeping and management functions), which ceased prior to the Transaction close.

2.The non-attest services performed by CBIZ were routine or mechanical in nature, did not involve making management decisions and did not have a material impact on the consolidated financial statements of the Company. The fees earned by CBIZ were insignificant to both CBIZ and the Company.

3.The Marcum audit engagement team had no interaction with the CBIZ non-attest services team in the conduct of their audit and reviews. No personnel from CBIZ who worked on the non-attest service will be part of the audit team or have any involvement in the audit.

4.Effective October 25, 2024, the Company’s majority owned subsidiary bebe stores, inc. sold its interest in two of the affiliated entities to a joint venture with third parties and no longer has an ownership interest. See the accompanying financial statements Note 21 – Subsequent Events for further discussion on this transaction. On October 25, 2024, the Company also entered into a secured financing transaction with a joint venture between third parties for the other affiliated entities which resulted in the deconsolidation of these entities with the Company retaining an insignificant residual ownership interest. See the accompanying financial statements Note 21 – Subsequent Events for further discussion on this transaction.
Item 6. Exhibits.
The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.
Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1	Sixth Amendment to Banc of California Credit Agreement, dated April 9, 2024	10-Q	10.5	5/15/24

10.2*	Seventh Amendment to Banc of California Credit Agreement, dated April 9, 2024

10.3*	Amendment No. 3 to Nomura Credit Agreement, dated May 24, 2024

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: January 13, 2025	By:	/s/ PHILLIP J. AHN
	Name:	Phillip J. Ahn
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)