Form 10-Q
period 2024-09-30
B. Riley Financial, Inc.
filed 2025-02-21
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 19, 2025, there were 30,497,066 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$159,247	$222,690
Restricted cash	1,366	1,875
Due from clearing brokers	31,867	51,334
Securities and other investments owned, at fair value	341,770	809,049
Securities borrowed	64,004	2,870,939
Accounts receivable, net of allowance for credit losses of $7,941 and $7,175 as of September 30, 2024 and December 31, 2023, respectively	91,506	101,036
Due from related parties	189	172
Loans receivable, at fair value (includes $98,292 and $378,768 from related parties as of September 30, 2024 and December 31, 2023, respectively)	151,704	532,419
Prepaid expenses and other assets (includes $3,237 and $11,802 from related parties as of September 30, 2024 and December 31, 2023, respectively)	201,688	241,862
Operating lease right-of-use assets	79,848	87,167
Property and equipment, net	43,422	25,206
Goodwill	498,377	466,638
Other intangible assets, net	187,185	198,245
Deferred income taxes	13,402	33,631
Assets of discontinued operations (Note 4)	291,701	438,341
Total assets	$2,157,276	$6,080,604
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable	$54,522	$43,992
Accrued expenses and other liabilities	228,698	252,876
Deferred revenue	61,354	70,575
Due to related parties and partners	4,112	2,480
Securities sold not yet purchased	2,450	8,601
Securities loaned	54,814	2,859,306
Operating lease liabilities	90,569	98,088
Notes payable	29,915	19,391
Loan participations sold	3,963	—
Revolving credit facility	13,681	43,801
Term loans, net	490,650	625,151
Senior notes payable, net	1,529,560	1,668,021
Liabilities of discontinued operations (Note 4)	19,210	28,756
Total liabilities	2,583,498	5,721,038

Commitments and contingencies (Note 17)
B. Riley Financial, Inc. equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; and liquidation preference of $114,082 as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,499,931 and 29,937,067 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	588,048	572,170
Accumulated deficit	(1,084,728)	(281,285)
Accumulated other comprehensive (loss) income	(906)	229
Total B. Riley Financial, Inc. stockholders’ equity (deficit)	(497,583)	291,117
Noncontrolling interests	71,361	68,449
Total equity (deficit)	(426,222)	359,566
Total liabilities and equity (deficit)	$2,157,276	$6,080,604
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Services and fees (includes $2,227 and $3,831 for the three months ended September 30, 2024 and 2023 and $7,802 and $6,481 for the nine months ended September 30, 2024 and 2023 from related parties, respectively)	$198,514	$244,096	$660,946	$662,181
Trading (loss) income	(1,238)	(9,727)	(50,226)	31,723
Fair value adjustments on loans (includes $(68,768) and $(4,659) for the three months ended September 30, 2024 and 2023 and $(265,512) and $(6,205) for the nine months ended September 30, 2024 and 2023 from related parties, respectively)	(71,477)	(860)	(259,260)	51,623
Interest income - loans (includes $7,472 and $7,013 for the three months ended September 30, 2024 and 2023 and $34,875 and $12,884 for the nine months ended September 30, 2024 and 2023 from related parties, respectively)	11,251	27,397	51,894	102,535
Interest income - securities lending	7,007	42,333	69,614	119,580
Sale of goods	55,248	60,029	164,254	184,301
Total revenues	199,305	363,268	637,222	1,151,943
Operating expenses:
Direct cost of services	49,659	52,616	168,008	156,373
Cost of goods sold	40,312	42,217	118,897	129,490
Selling, general and administrative expenses	184,605	202,321	577,377	579,964
Restructuring charge	116	228	925	949
Impairment of goodwill and tradenames	—	35,500	27,681	37,233
Interest expense - Securities lending and loan participations sold	6,359	38,368	65,055	106,572
Total operating expenses	281,051	371,250	957,943	1,010,581
Operating (loss) income	(81,746)	(7,982)	(320,721)	141,362
Other income (expense):
Interest income	1,438	180	2,909	3,455
Dividend income	675	3,373	4,139	9,541
Realized and unrealized losses on investments	(22,197)	(77,287)	(212,362)	(77,020)
Change in fair value of financial instruments and other	476	(4,170)	627	(3,998)
Income (loss) from equity investments	6	(308)	12	(175)
Interest expense	(32,996)	(37,493)	(102,195)	(118,630)
Loss from continuing operations before income taxes	(134,344)	(123,687)	(627,591)	(45,465)
(Provision for) benefit from income taxes	(14,508)	23,638	(17,915)	(3,045)
Loss from continuing operations	(148,852)	(100,049)	(645,506)	(48,510)
(Loss) income from discontinued operations, net of income taxes	(138,746)	23,741	(123,827)	32,543
Net loss	(287,598)	(76,308)	(769,333)	(15,967)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,201)	(2,485)	(2,167)	(5,680)
Net loss attributable to B. Riley Financial, Inc.	(284,397)	(73,823)	(767,166)	(10,287)
Preferred stock dividends	2,015	2,015	6,045	6,042
Net loss available to common shareholders	$(286,412)	$(75,838)	$(773,211)	$(16,329)

Basic net (loss) income per common share:
Continuing operations	$(4.97)	$(3.30)	$(21.50)	$(1.61)
Discontinued operations	(4.42)	0.77	(4.03)	1.05
Basic (loss) income per common share	$(9.39)	$(2.53)	$(25.53)	$(0.56)
Diluted net (loss) income per common share:
Continuing operations	$(4.97)	$(3.30)	$(21.50)	$(1.61)
Discontinued operations	(4.42)	0.77	(4.03)	1.05
Diluted (loss) income per common share	$(9.39)	$(2.53)	$(25.53)	$(0.56)

Weighted average basic common shares outstanding	30,499,931	29,961,068	30,281,324	28,933,546
Weighted average diluted common shares outstanding	30,499,931	29,961,068	30,281,324	28,933,546
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(287,598)	$(76,308)	$(769,333)	$(15,967)
Other comprehensive income (loss):
Change in cumulative translation adjustment	3,981	(4,879)	(1,135)	(3,006)
Other comprehensive income (loss), net of tax	3,981	(4,879)	(1,135)	(3,006)
Total comprehensive loss	(283,617)	(81,187)	(770,468)	(18,973)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3,201)	(2,485)	(2,167)	(5,534)
Comprehensive loss attributable to B. Riley Financial, Inc.	$(280,416)	$(78,702)	$(768,301)	$(13,439)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share data)
For the Three Months Ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, July 1, 2024	4,563	$—	30,499,931	$3	$585,493	$(798,945)	$(4,887)	$75,233	$(143,103)
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	—	—	—	—	—	—	—
Share based payments	—	—	—	—	2,658	—	—	—	2,658
Share based payments in equity of subsidiary	—	—	—	—	34	—	—	—	34
Vesting of shares in equity of subsidiary	—	—	—	—	(137)	—	—	137	—
Dividends on common stock, net of forfeitures	—	—	—	—	—	629	—	—	629
Dividends on preferred stock	—	—	—	—	—	(2,015)	—	—	(2,015)
Net loss	—	—	—	—	—	(284,397)	—	(3,201)	(287,598)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,064)	(1,064)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	256	256
Other comprehensive income	—	—	—	—	—	—	3,981	—	3,981
Balance, September 30, 2024	4,563	$—	30,499,931	$3	$588,048	$(1,084,728)	$(906)	$71,361	$(426,222)

Balance, July 1, 2023	4,563	$—	28,480,870	$3	$452,254	$(49,140)	$(597)	$59,418	$461,938
Common stock issued, net of offering costs	—	—	2,090,909	—	114,507	—	—	—	114,507
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	10,950	—	(277)	—	—	—	(277)
Excise taxes	—	—	—	—	115	—	—	—	115
Share based payments	—	—	—	—	10,561	—	—	—	10,561
Share based payments in equity of subsidiary	—	—	—	—	32	—	—	—	32
Vesting of shares in equity of subsidiary	—	—	—	—	(245)	—	—	245	—
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(32,715)	—	—	(32,715)
Dividends on preferred stock	—	—	—	—	—	(2,015)	—	—	(2,015)
Net loss	—	—	—	—	—	(73,823)	—	(2,485)	(76,308)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,527)	(4,527)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	699	699
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	600	600
Other comprehensive loss	—	—	—	—	—	—	(4,879)	—	(4,879)
Balance, September 30, 2023	4,563	$—	30,582,729	$3	$576,947	$(157,693)	$(5,476)	$53,950	$467,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

For the Nine Months Ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	4,563	$—	29,937,067	$3	$572,170	$(281,285)	$229	$68,449	$359,566
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	325,961	—	(3,136)	—	—	—	(3,136)
Common stock issued upon exercise of warrants	—	—	200,000	—	653	—	—	—	653
Common stock issued in extinguishment of senior notes	—	—	36,903	—	1,011	—	—	—	1,011
Share based payments	—	—	—	—	17,381	—	—	—	17,381
Share based payments in equity of subsidiary	—	—	—	—	106	—	—	—	106
Vesting of shares in equity of subsidiary	—	—	—	—	(137)	—	—	137	—
Dividends on common stock ($1.00 per share), net of forfeitures	—	—	—	—	—	(30,232)	—	—	(30,232)
Dividends on preferred stock	—	—	—	—	—	(6,045)	—	—	(6,045)
Net loss	—	—	—	—	—	(767,166)	—	(2,167)	(769,333)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,921)	(2,921)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,213	3,213
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	4,650	4,650
Other comprehensive loss	—	—	—	—	—	—	(1,135)	—	(1,135)
Balance, September 30, 2024	4,563	$—	30,499,931	$3	$588,048	$(1,084,728)	$(906)	$71,361	$(426,222)

Balance, January 1, 2023	4,545	$—	28,523,764	$3	$494,201	$(45,220)	$(2,470)	$59,379	$505,893
Common stock issued, net of offering costs	—	—	2,090,909	—	114,507	—	—	—	114,507
Preferred stock issued	18	—	—	—	467	—	—	—	467
ESPP shares issued and vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	1,368,935	—	(8,619)	—	—	—	(8,619)
Common stock repurchased and retired	—	—	(1,452,831)	—	(53,688)	—	—	—	(53,688)
Shares issued for the acquisition of a business	—	—	51,952	—	2,111	—	—	—	2,111
Remeasurement of Lingo redeemable minority interest	—	—	—	—	(6,483)	—	—	—	(6,483)
Share based payments	—	—	—	—	34,528	—	—	—	34,528
Share based payments in equity of subsidiary	—	—	—	—	168	—	—	—	168
Vesting of shares in equity of subsidiary	—	—	—	—	(245)	—	—	245	—
Dividends on common stock ($3.00 per share)	—	—	—	—	—	(94,150)	—	—	(94,150)
Dividends on preferred stock	—	—	—	—	—	(6,042)	—	—	(6,042)
Net loss	—	—	—	—	—	(10,287)	—	(5,534)	(15,821)
Remeasurement of B. Riley Principal 250 Merger Corporation subsidiary temporary equity	—	—	—	—	—	(1,994)	—	—	(1,994)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,987)	(5,987)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,709	4,709
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	1,138	1,138
Other comprehensive loss	—	—	—	—	—	—	(3,006)	—	(3,006)
Balance, September 30, 2023	4,563	$—	30,582,729	$3	$576,947	$(157,693)	$(5,476)	$53,950	$467,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(769,333)	$(15,967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,127	38,102
Provision for credit losses	2,498	5,881
Share-based compensation	17,594	35,264
Fair value and remeasurement adjustments, non-cash (includes $265,512 and $7,129 from related parties for 2024 and 2023, respectively)	261,357	(42,819)
Non-cash interest and other (includes $(2,015) and $(1,821) from related parties for 2024 and 2023, respectively)	(26,307)	(9,440)
Depreciation of rental merchandise	11,718	—
Effect of foreign currency on operations	(297)	686
Loss (income) from equity investments	(12)	175
Dividends from equity investments	111	198
Deferred income taxes	20,455	(21,394)
Impairment of goodwill and tradenames	27,681	37,233
Loss on disposal of discontinued operations	39,500	—
Gain on sale of business, disposal of fixed assets, and other	(723)	(9,581)
Loss on extinguishment of debt	5,780	5,294
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	1,416	1,335
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	19,467	3,853
Securities and other investments owned	639,280	(43,289)
Securities borrowed	2,806,935	(438,673)
Accounts receivable	7,238	14,121
Prepaid expenses and other assets (includes $8,565 and $(2,001) from related parties for 2024 and 2023, respectively)	23,031	1,282
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(34,577)	(30,024)
Amounts due to/from related parties and partners	(569)	(1,235)
Securities sold, not yet purchased	(6,151)	1,223
Deferred revenue	(9,433)	(11,941)
Securities loaned	(2,804,492)	438,759
Net cash provided by (used in) operating activities	266,294	(40,957)
Cash flows from investing activities:
Purchases of loans receivable (includes $(16,259) and $(203,878) from related parties for 2024 and 2023, respectively)	(79,913)	(405,359)
Repayments of loans receivable (includes $49,876 and $347,279 from related parties for 2024 and 2023, respectively)	105,331	543,633
Sale of loans receivable	22,785	7,500

Proceeds from loan participations sold	4,000	—
Acquisition of businesses and minority interest, net of $604 and $772 cash acquired for 2024 and 2023, respectively	(19,142)	(15,276)
Sale of business, net of cash sold and other	258	17,346
Purchases of property, equipment and intangible assets	(6,725)	(5,782)
Funds received from trust account of subsidiary	—	175,763
Purchase of equity and other investments	(1,065)	(4,871)
Net cash provided by investing activities	25,529	312,954
Cash flows from financing activities:
Proceeds from revolving line of credit	64,101	191,265
Repayment of revolving line of credit	(94,221)	(261,697)
Proceeds from note payable	15,000	—
Repayment of notes payable and other	(6,156)	(11,853)
Repayment of term loan	(138,574)	(504,246)
Proceeds from term loan	—	628,187
Proceeds from issuance of senior notes	—	185
Redemption of senior notes	(140,491)	(58,924)
Payment of debt issuance and offering costs	(3,484)	(27,188)
Payment of contingent consideration	(7,395)	(1,884)
ESPP and payment of employment taxes on vesting of restricted stock	(3,136)	(8,619)
Common dividends paid	(33,627)	(110,959)
Preferred dividends paid	(6,045)	(6,042)
Repurchase of common stock	—	(53,688)
Distribution to noncontrolling interests	(4,560)	(4,012)
Contributions from noncontrolling interests	3,213	4,312
Redemption of subsidiary temporary equity and distributions	—	(175,763)
Proceeds from issuance of common stock	—	115,000
Proceeds from issuance of preferred stock	—	467
Proceeds from exercise of warrants	653	—
Net cash used in financing activities	(354,722)	(285,459)
Decrease in cash, cash equivalents and restricted cash	(62,899)	(13,462)
Effect of foreign currency on cash, cash equivalents and restricted cash	(1,092)	(3,116)
Net decrease in cash, cash equivalents and restricted cash	(63,991)	(16,578)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	224,565	225,981
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	9,274	44,945
Cash, cash equivalents and restricted cash, beginning of year	233,839	270,926
Cash, cash equivalents and restricted cash from continuing operations, end of period	160,613	226,431
Cash, cash equivalents and restricted cash from discontinued operations, end of period	9,235	27,917
Cash, cash equivalents and restricted cash, end of year	$169,848	$254,348

Supplemental disclosures:
Interest paid	$205,421	$231,874
Taxes paid	$5,818	$7,798
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
The Company operates in five reportable operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate and high-net-worth clients; (iii) Financial Consulting, through which the Company provides bankruptcy, financial advisory, and forensic accounting services; (iv) Communications, through which the Company provides consumer Internet access and related subscription services, cloud communication services, and mobile phone voice, text, and data services and devices; and (v) Consumer Products, which generates revenue through sales of laptop and computer accessories.
During the quarter ended September 30, 2024, management concluded that certain businesses met the requirements to be classified as held for sale and discontinued operations. The financial results of these businesses whose disposal represent a strategic shift that has, or will have, a major effect on our operations and the financial results are reported as discontinued operations in the accompanying condensed statements of operations, and the assets and liabilities are reflected as amounts held for sale in the accompanying condensed balance sheets. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations. The Company's reporting segments have also been changed for the effects of the discontinued operations. For more information, see Note 16. Net (loss) income per share amounts are computed independently for net (loss) income from continuing operations, net (loss) income from discontinued operations and net loss. As a result, the sum of per-share amounts may not equal the total. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations.
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
For the nine months ended September 30, 2024, the Company incurred a net loss of $(769,333) which includes fair value adjustments totaling $(509,761) related to the Company’s equity investment in Freedom VCM Holdings, LLC (“Freedom”) and the loan to Vintage Capital Management, LLC which are included in the asset collateral pool securing the Company’s credit facility with Nomura Corporate Funding Americas, LLC (“Nomura”). As more fully described in Note 11 – Terms Loans and Revolving Credit Facility, the Company entered into a loan amendment in September 2024 to the credit facility with Nomura Corporate Funding Americas, LLC, which requires the Company to reduce the principal amount of the term loan to be no greater than $100,000 on or prior to September 30, 2025. In conjunction with the amendment, the Company made a principal payment of $85,146 thereby reducing the outstanding principal balance on the credit facility from $469,750 to $388,127 at September 30, 2024.
After amending the credit facility, the strategic review process continued and in October 2024, the Company entered into a secured financing transaction for it’s brand operations and brand’s equity investments receiving proceeds of $189,331, see Note 22 Subsequent Events. From these proceeds, the Company repaid $171,480 on the Nomura credit facility reducing the outstanding principal balance from $388,127 to $216,647.
In November 2024, the Company also entered into a transaction whereby all of its interests in the Great American Group businesses was contributed to a newly formed subsidiary and issued preferred and common units to an investor for a purchase price of approximately $203,000 (the “Great American Group Transaction”), see Note 22 – Subsequent Events. In connection with such transaction, the Company used proceeds to further reduce the outstanding balance on the Nomura credit facility from $216,647 to $125,000. The Company has $145,302 of 6.375% Senior Notes due on February 28, 2025 that mature and will use cash on hand to repay these senior notes.
The Company believes that the current cash and cash equivalents, securities and other investments owned, funds available under our credit facilities, and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements.
The Company has $217,440 of Senior Notes that are due to mature on March 31, 2026, as more fully discussed in Note 12. The Company is considering a number of additional strategic alternatives to satisfy this obligation; which among other things, includes: existing cash on hand; the sale of a portion of the Company’s traditional (W-2) Wealth Management business (as more further discussed in Note 22); the sale of non-core businesses; and the sale or refinancing of other assets and investments. There can be no assurance that these contemplated transactions will occur and in the event these transactions are not completed it could have a material impact on the Company’s financial condition.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated upon consolidation. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations, see Notes 1 and 4.
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 2(n) for further discussion.
The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 24, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
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

(c) Interest Expense — Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $6,359 and $38,368 during the three months ended September 30, 2024 and 2023, respectively, and $65,055 and $106,572 during the nine months ended September 30, 2024 and 2023, respectively.
(d) Concentration of Risk
Revenues in the Capital Markets, Financial Consulting, Wealth Management, and Communications segments are primarily generated in the United States. Revenues in the Consumer Products segment are primarily generated in the United States, Canada, and Europe.
The Company maintains cash in various federally insured banking institutions. The account balances at each institution periodically exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. The Company has not experienced any losses in such accounts.

On December 18, 2023, the Company loaned $108,000 to Conn’s Inc. (“Conn’s”) as more fully described in Note 20 under the Term Loan and Security Agreement, dated as of December 18, 2023 (the “Conn’s Term Loan”), among Conn’s, W.S. Badcock LLC ("WS Badcock"), as borrowers, and an affiliate of the Company, as administrative agent, collateral agent, and lender. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. The fair value of the Conn’s loan receivable was $63,705 at September 30, 2024. This loan combined with two other existing loans receivable with a fair value of $12,451 and $62,808 as of September 30, 2024 and December 31, 2023, respectively, is collateralized by consumer loan receivables of customers of the furniture and electronics retailer. These loans have an aggregate fair value of $76,156 and $167,568 or 50.2% and 31.5% of the loan portfolio as of September 30, 2024 and December 31, 2023, respectively, and are concentrated in the retail industry. The fair value of these loans at September 30, 2024 has been impacted by a deterioration in Conn’s operating results in the second quarter of 2024, which culminated in the Conn's Chapter 11 bankruptcy filing on July 23, 2024 as more fully discussed in Note 2(h) below. On December 17, 2024, the Company entered into an agreement with the first-lien holder banks of the Conn’s loan receivable to assign the first-lien loan receivable to the Company for consideration of $27,738. The Company collected the $27,738 and interest earned on the first-lien loan receivable of $238 for the period from December 17, 2024 through January 24, 2025 when the first-lien loan receivable was paid in full.
The Company also has a loan receivable with a principal amount of $224,968 and $200,506 as of September 30, 2024 and December 31, 2023, respectively. The increase in the loan receivable principal amount at September 30, 2024 in the amount of $24,462 includes interest in-kind interest that was capitalized to the loan receivable balance annually on the loan's anniversary date. The loan receivable is secured by a first priority security interest in Freedom equity interests owned by Brian Kahn as more fully described in Note 2(h) below. The fair value of the loan receivable and collateral from the security interest in Freedom at September 30, 2024 is impacted by the Freedom VCM filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024. The fair value of the loan receivable was $2,250 and $200,506 or 1.5% and 37.7% of the total loan portfolio as of September 30, 2024 and December 31, 2023, respectively. As a result of the bankruptcy filing on November 3, 2024, the loan receivable at September 30, 2024 is on non-accrual and there is no accrued interest receivable on the loan receivable at September 30, 2024. Interest receivable on the loan in the amount of $8,889 as of December 31, 2023 is included in prepaid expenses and other assets in the condensed consolidated balance sheets. The fair value of the underlying collateral for this loan is primarily comprised of other securities which amounted to $2,250 at September 30, 2024 and has decreased to a fair value of $2,154 at February 7, 2025.

At September 30, 2024, the maximum amount of loss that the Company is exposed to loss from loans receivable concentration is an amount equivalent to the fair value of these loans which totaled $78,406. The Company is also exposed to a concentration of risk related to Freedom VCM which totaled $9,310 as of September 30, 2024 from the Freedom VCM Receivables, Inc. loan receivable and additional exposure from the loan receivable with a fair value of $2,250 as described above where the primary security includes other public equity securities owned by Brian Kahn.
(e) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $1,477 and $5,911 during the three months ended September 30, 2024 and 2023, respectively, and $6,155 and $16,462 during the nine months ended September 30, 2024 and 2023. Advertising expense was included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
(f) Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
(g) Restricted Cash
As of September 30, 2024 and December 31, 2023, restricted cash included $1,366 and $1,875, respectively, primarily consisting of cash collateral for leases.
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$159,247	$222,690
Restricted cash	1,366	1,875
Total cash, cash equivalents and restricted cash	$160,613	$224,565
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
Loans receivable, at fair value totaled $151,704 and $532,419 as of September 30, 2024 and December 31, 2023, respectively. The loans have various maturities through August 2033. As of September 30, 2024 and December 31, 2023, the historical cost of loans receivable accounted for under the fair value option was $442,880 and $555,882, respectively, which included principal balances of $446,089 and $563,637 respectively, and unamortized costs, origination fees, premiums and discounts, totaling $3,210 and $7,755, respectively. The principal balance of loans receivable exceeded the fair value of loans by $291,176 and $23,463 as of September 30, 2024 and December 31, 2023, respectively. At the time of origination, the Company's loans are collateralized by the assets of borrowers and other pledged collateral and may have guarantees to provide for protection of the payments due on loans receivable. During the three months ended September 30, 2024 and 2023, the Company recorded net unrealized losses of $73,360 and $859, respectively, and net unrealized losses of $267,713 and net unrealized gains of $51,807 during the nine months ended September 30, 2024 and 2023, respectively, on loans receivable, at fair value, which is included in fair value adjustments on loans on the condensed consolidated statements of operations. Loans receivable, at fair value on non-accrual and 90 days or greater past due was $67,274 and $41,236 as of September 30, 2024 and December 31, 2023, respectively, which represented approximately 44.3% and 7.7% of total loans receivable, at fair value as of September 30, 2024 and December 31, 2023, respectively. The principal balance of loans receivable on non-accrual and 90 days or greater past due was $322,792 and $43,326 as of September 30, 2024 and December 31, 2023. Interest income for loans on non-accrual and/or 90 days or greater past due is recognized separately from changes in fair value adjustments on loans on the condensed consolidated statements of operations. The amount of gains or (losses) included in earnings attributable to changes in instrument – specific credit risk was $(71,746) and $(759) during the three months ended September 30, 2024 and 2023, respectively, and $(259,163) and $45,350 during the nine months ended September 30, 2024 and 2023, respectively. The gains or losses attributable to changes in instrument – specific risk was determined by management based on an estimate of the fair value change during the period specific to each loan receivable.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of September 30, 2024, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 17(b). In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of September 30, 2024, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance plus the amortization of any costs, origination fees, premiums and discounts and is included in interest income - loans on the condensed consolidated statements of operations. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology.
On August 21, 2023, one of the Company’s subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes the Company's subsidiary the aggregate principal amount of $200,506 and bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn, the CEO and a board member of Freedom VCM as of December 31, 2023, and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of August 21, 2023. On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was zero and $232,065 as of September 30, 2024 and December 31, 2023, respectively. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral. In light of Mr. Kahn’s alleged involvement with the alleged misconduct concerning Prophecy Asset Management LP, the Company can provide no assurances that it will not be subject to claims asserting an interest in the Freedom VCM equity interests owned by Mr. Kahn, including those that collateralize the Amended and Restated Note. If a claim were successful, it would diminish the value of the collateral which could impact the carrying value of the loan. If such claims are made, however, the Company believes it has valid defenses from any such claim and any such claim would be without merit. Other factors leading to continued deterioration in the collateral, including in the performance of Freedom VCM or delays in the execution of its strategies, including the possible disposition of additional businesses and further de-leveraging of its balance sheet, for the loan receivable may further impact the ultimate collection of principal and interest. To the extent the loan balance and accrued interest exceed the underlying collateral value of the loan, as was the case as of September 30, 2024, the fair value of the loan has been and will be impacted and has resulted and will result in an unrealized loss being recorded in the condensed consolidated statements of operations. Subsequent to September 30, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024 which impacts the collateral for this loan receivable. The fair value adjustment on the VCM loan receivable was $(54,333) and $(222,718) for the three and nine months ended September 30, 2024. The fair value of the underlying collateral for this loan decreased to a fair value of $2,154 at February 7, 2025. The $2,154 is comprised of other public securities.
As of September 30, 2024, loans receivable had an aggregate remaining contractual principal balance of $446,089, an aggregate fair value of $151,704, and the contractual principal balance exceeded the fair value by $294,385. As of December 31, 2023, loans receivable had an aggregate remaining contractual principal balance of $563,637, an aggregate fair value of $532,419, and the contractual principal balance exceeded the fair value by $31,218.
The Company’s has a loan receivable with a principal amount of $93,000 outstanding from Conn’s and two loans with a fair value of $12,451 outstanding which are discussed below, (the Badcock Receivables I and Freedom VCM Receivables loans receivable, each as defined below), which are serviced by Conn’s. Accrued interest on the $93,000 Conn’s loan receivable was current as of June 30, 2024. As a result of Conn's voluntary petition filing on July 23, 2024 for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) this loan receivable with a fair value of $63,705 at September 30, 2024 is included in loans receivable on non-accrual as discussed above. Future collection of the $93,000 Conn’s loan receivable is expected to be paid from the sale of assets and servicing of a pool consumer receivables that serve as collateral for the loan where we have a second lien on these assets. These proceeds which are expected to be collected over the next year has been impacted by Conn’s voluntary petition filing on July 23, 2024 for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The commencement of the Chapter 11 Cases constitutes an event of default that accelerates the repayment obligations under the $93,000 loan receivable to Conn’s. Any efforts to enforce repayment obligations under the Conn’s $93,000 loan receivable are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of this loan are subject to the applicable provisions of the Bankruptcy Code. The fair value adjustment on the Conn's loan receivable was $(18,600) and $(27,084) for the three and nine months ended September 30, 2024. On December 17, 2024, the Company entered into an agreement with the first-lien holder banks of the Conn’s loan receivable to assign the first-lien loan receivable to the Company for consideration of $27,738. The Company collected the principal of $27,738 and interest on the first-lien loan receivable of $238 for the period from December 17, 2024 through January 24, 2025 when the first-lien loan receivable was paid in full.
The Company has continued to receive payments for the other two loans with a fair value of $12,451 at September 30, 2024 and has received payments of $7,717 subsequent to September 30, 2024 and through February 5, 2025 on the Badcock Receivables I and Freedom VCM Receivable loans receivable.
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
On August 21, 2023, all of the equity interests of BRRII were sold to Freedom VCM Receivables, Inc. (“Freedom VCM Receivables”), a subsidiary of Freedom VCM, which resulted in a loss of $78. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 11 and Freedom VCM Receivables entered into the Freedom Receivables Note (as defined below) in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 with payments of principal and interest on the note limited solely to the performance of certain consumer receivables held by BRRII. This loan receivable is measured at fair value.
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
As of September 30, 2024 and December 31, 2023, the Badcock Receivables I loan receivable in the Company's condensed consolidated balance sheets included loans measured at fair value in the amount of $3,141 and $20,624, respectively. As of September 30, 2024 and December 31, 2023, the Freedom Receivables Note was included in the Company's condensed consolidated balance sheets in loans receivable, at fair value in the amount of $9,310 and $42,183, respectively.
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
As of September 30, 2024 and December 31, 2023, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	September 30, 2024	December 31, 2023
Securities and other investments owned:
Equity securities	$289,279	$711,577
Corporate bonds	31,496	59,287
Other fixed income securities	4,757	2,989
Partnership interests and other	16,238	35,196
	$341,770	$809,049

Securities sold not yet purchased:
Equity securities	$634	$1,037
Corporate bonds	509	5,971
Other fixed income securities	1,307	1,593
	$2,450	$8,601
The Company owns certain equity securities that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. Investments become subject to the equity method of accounting when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the Company possesses more than 20% of the voting interests of the investee. However, the Company may have the ability to exercise significant influence over the investee when the Company owns less than 20% of the voting interests of the investee depending on the facts and circumstances that demonstrate that the ability to exercise influence is present, such as when the Company has representation on the board of directors of such investee. In accordance with ASC - 321 Equity Securities unrealized gains
(losses) on equity securities held at September 30, 2024, includes unrealized gains (losses) of $(25,748) and $(72,583) for the three months ended September 30, 2024 and 2023, respectively, and $(217,370) and $(77,710) for the nine months ended September 30, 2024 and 2023, respectively, reported in other income (loss) - realized and unrealized gains (losses) on investments in the condensed consolidated statement of operations.
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
Following these transactions, the Company owns an equity interest of $281,144 (based on the transaction price in the FRG take-private transaction) or 31% of the outstanding equity interests in Freedom VCM. Also in connection with the FRG take-private transaction, on August 21, 2023 all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to a Freedom VCM affiliate, which resulted in a loss of $78. In connection with the sale, the Freedom VCM affiliate assumed the obligations with respect to the Pathlight Credit Agreement, as further discussed in Note 11, and the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 (the “Freedom Receivables Note”) with payments of principal and interest on the note limited solely to performance of certain receivables held by BRRII.
On December 18, 2023, a wholly owned subsidiary of Freedom VCM entered into a transaction that resulted in the sale of all of the operations of WS Badcock to Conn’s in exchange for the issuance by Conn’s of 1,000,000 shares of Conn’s preferred stock (the “Preferred Shares”). The Preferred Shares issued by Conn’s to Freedom VCM, subject to the terms set forth in the Certificate of Designation, are nonvoting and are convertible into an aggregate of approximately 24,540,295 shares of non-voting common stock of Conn’s, which represented 49.99% of the issued and outstanding shares of common stock of Conn’s which resulted in consideration received by Freedom VCM of approximately $69,900. As a result of the convertible preferred stock having a conversion feature into 49.99% of the common stock of Conn’s, Freedom VCM is considered to have significant influence over Conn’s in accordance with ASC 323 – Investments – Equity Method and Joint Ventures. On July 23, 2024, Conn’s filed a Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court as more fully discussed in Note 2(h). The original $69,900 of consideration that Freedom VCM received from the sale of WS Badcock to Conn's that is still held by Freedom VCM at September 30, 2024 is impaired and there is expected to be no recovery of any value by Freedom VCM as a result of Conn’s bankruptcy filing. Subsequent to September 30, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024 which reduced the fair value of this equity investment by $(63,674) to zero.
The Company has elected to account for this 31% equity investment under the fair value option. The following tables contain summarized financial information with respect to Freedom VCM, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2024 and September 30, 2023 correspond to amounts as of September 30, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three and nine months ended June 30, 2024 correspond to amounts during the three and nine months ended September 30, 2024 and 2023, respectively of the Company), which is the period in which the most recent financial information is available:

	June 30, 2024	December 31, 2023
Current assets	$877,471	$961,787
Noncurrent assets	$2,936,951	$3,131,506
Current liabilities	$571,661	$720,510
Noncurrent liabilities	$2,641,119	$2,640,805
Equity attributable to investee	$601,642	$731,978

	For the three months ended June 30,		For the nine months ended June 30,
	2024	2023	2024	2023
Revenues	$767,404	$1,038,686	$2,383,350	$3,259,396
Cost of revenues	$491,702	$632,623	$1,503,104	$1,288,751
Loss from continuing operations	$—	$—	$(1,175)	$—
Net loss attributable to investees	$(111,881)	$(50,796)	$(300,720)	$(159,824)

As of September 30, 2024 and December 31, 2023, the fair value of the investment in Freedom VCM totaled zero and $287,043, respectively, and is included in securities and other investments owned, at fair value in the condensed consolidated balance sheets. The change in fair value recorded in the income statement was an unrealized loss of $63,674 and $287,043 for the three and nine months ended September 30, 2024, respectively.
Babcock and Wilcox Enterprises, Inc, Equity Investment
The Company owns a 30% voting interest in B&W whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2024 and September 30, 2023 correspond to amounts as of September 30, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three and nine months ended June 30, 2024 and 2023 correspond to amounts during the three and nine months ended September 30, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	June 30, 2024	December 31, 2023
Current assets	$574,562	$497,593
Noncurrent assets	$274,560	$278,105
Current liabilities	$333,890	$350,197
Noncurrent liabilities	$713,576	$625,851
Equity attributable to investee	$(198,929)	$(200,961)
Noncontrolling interest	$585	$611

	For the three months ended June 30,		For the nine months ended June 30,
	2024	2023	2024	2023
Revenues	$233,642	$291,515	$668,365	$769,197
Cost of revenues	$179,152	$228,352	$509,779	$600,441
Income (loss) from continuing operations	$25,222	$594	$(44,843)	$(14,381)
Net income (loss)	$25,364	$(5,012)	$(54,151)	$(11,827)
Net income (loss) attributable to investees	$25,315	$(5,088)	$(57,972)	$(15,563)
As of September 30, 2024 and December 31, 2023, the fair value of the investment in B&W totaled $55,991 and $40,072, respectively, and is included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
Other Public Company Equity Investments
As of September 30, 2024, the Company had a voting interest of 7% in Synchronoss Technologies, Inc. The Company has significant influence due to the equity ownership interest and board representation for this company. The Company has elected to account for this equity investment under the fair value option. The following tables contain summarized financial information with respect to Synchronoss Technologies, Inc., included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2024 and September 30, 2023 correspond to amounts as of September 30, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three and nine months ended June 30, 2024 and 2023 correspond to amounts during the three and nine months ended September 30, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	Synchronoss Technologies, Inc.
	June 30, 2024	December 31, 2023
Current assets	$75,520	$82,002
Noncurrent assets	$220,152	$228,335
Current liabilities	$42,401	$47,697
Noncurrent liabilities	$210,152	$164,706
Equity attributable to investee	$43,119	$97,934

	Synchronoss Technologies, Inc.
	For the three months ended June 30,		For the nine months ended June 30,
	2024	2023	2024	2023
Revenues	$43,458	$41,019	$127,825	$124,256
Cost of revenues	$10,401	$11,488	$30,916	$34,447
Net income (loss) attributable to investees	$78	$(10,979)	$(32,582)	$(40,297)
As of September 30, 2024 and December 31, 2023, the fair value of the equity investment in Synchronoss Technologies, Inc. was $11,212 and $8,780, respectively. These amounts are included in securities and other investments owned in the condensed consolidated balance sheets.
Other Equity Investments
As of September 30, 2024, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in five private companies at September 30, 2024 and six private companies at December 31, 2023. The following table contains summarized financial information for these companies, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2024 and September 30, 2023 correspond to amounts as of September 30, 2024 and December 31, 2023, respectively, of the Company; income statement amounts during the three and nine months ended June 30, 2024 and 2023 correspond to amounts during the three and nine months ended September 30, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	June 30, 2024	December 31, 2023
Current assets	$239,004	$279,810
Noncurrent assets	$563,871	$622,632
Current liabilities	$222,125	$185,925
Noncurrent liabilities	$146,226	$236,829
Preferred stock	$—	$4,500
Equity attributable to investee	$434,524	$475,188

	For the three months ended June 30,		For the nine months ended June 30,
	2024	2023	2024	2023
Revenues	$111,909	$36,107	$372,418	$111,542
Cost of revenues	$76,286	$20,492	$279,426	$73,244
Net income (loss) attributable to investees	$(4,273)	$6,586	$(14,229)	$3,701
As of September 30, 2024 and December 31, 2023, the fair value of these five investments totaled $50,595 and six investments totaled $87,713, respectively, and is included in securities and other investments owned, at fair value in the condensed consolidated balance sheets.
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC 820 - Fair Value Measurements. As of September 30, 2024 and December 31, 2023, partnership and investment fund interests valued at NAV of $16,238 and $35,196, respectively, are included in securities and other investments owned in the accompanying condensed consolidated balance sheets.
Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. The following table presents, as of September 30, 2024 and December 31, 2023, the carrying value of equity securities measured under the measurement alternative investments and the related adjustments recorded during the periods presented for those securities with observable price changes:

	September 30, 2024	December 31, 2023
Securities and other investments owned, carrying value	$65,735	$64,455
Upward carrying value changes	1,289	100
Downward carrying value changes/impairment	(2)	(21,395)
The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments when they are deemed to be other-than-temporarily impaired, investments adjusted to their fair value by applying the measurement alternative, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. The Company did not have any material assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition as of September 30, 2024 and December 31, 2023.
The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2024 Using
	Fair value as of September 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$223,543	$161,595	$—	$61,948
Corporate bonds	31,496	27,410	4,086	—
Other fixed income securities	4,757	—	4,757	—
Total securities and other investments owned	259,796	189,005	8,843	61,948
Loans receivable, at fair value	151,704	—	—	151,704
Total assets measured at fair value	$411,500	$189,005	$8,843	$213,652

Liabilities:
Securities sold not yet purchased:
Equity securities	$634	$634	$—	$—
Corporate bonds	509	—	509	—
Other fixed income securities	1,307	—	1,307	—
Total securities sold not yet purchased	2,450	634	1,816	—
Contingent consideration	23,702	—	—	23,702
Total liabilities measured at fair value	$26,152	$634	$1,816	$23,702

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2023 Using
	Fair value at December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$647,122	$194,541	$—	$452,581
Corporate bonds	59,287	56,045	3,242	—
Other fixed income securities	2,989	—	2,989	—
Total securities and other investments owned	709,398	250,586	6,231	452,581
Loans receivable, at fair value	532,419	—	—	532,419
Total assets measured at fair value	$1,241,817	$250,586	$6,231	$985,000

Liabilities:
Securities sold not yet purchased:
Equity securities	$1,037	$1,037	$—	$—
Corporate bonds	5,971	—	5,971	—
Other fixed income securities	1,593	—	1,593	—
Total securities sold not yet purchased	8,601	1,037	7,564	—
Contingent consideration	27,985	—	—	27,985
Total liabilities measured at fair value	$36,586	$1,037	$7,564	$27,985
As of September 30, 2024 and December 31, 2023, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $213,652 and $985,000, respectively, or 9.9% and 16.2%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.
The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of September 30, 2024 and December 31, 2023:

	Fair value at September 30, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$54,135	Market approach	Multiple of EBITDA	2.5x - 7.0x	4.3x
			Multiple of Sales	0.6x - 3.0x	2.4x
			Market price of related security	$0.01 - $11.42	$11.13
	7,813	Option pricing model	Annualized volatility	47.0% - 170.0%	76.0%
Loans receivable at fair value	142,239	Discounted cash flow	Market interest rate	13.6% - 74.7%	24.0%
	9,465	Market approach	Market price of related security	$14.89-$15.98	$15.68
			Multiple of Sales	3.5x	3.5x
Total level 3 assets measured at fair value	$213,652

Liabilities:
Contingent consideration	$23,702	Discounted cash flow	Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
			Revenue volatility	5.0% - 6.3%	5.6%
Total level 3 liabilities measured at fair value	$23,702
(1) - Unobservable inputs were weighted by the relative fair value of the financial instruments.

	Fair value at December 31, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$324,279	Market approach	Multiple of EBITDA	0.7x - 13.5x	8.3x
			Multiple of Sales	0.8x to 3.5x	0.9x
			Market price of related security	$0.04 - $92.51	$12.27
	58,331	Discounted cash flow	Market interest rate	20.2% - 57.0%	24.6%
	69,971	Option pricing model	Annualized volatility	25.0% - 187.0%	67.0%
Loans receivable at fair value	512,522	Discounted cash flow	Market interest rate	10.0% - 41.6%	17.1%
	19,897	Market approach	Market price of related security	$19.87	$19.87
Total level 3 assets measured at fair value	$985,000

Liabilities:
Contingent consideration	$27,985	Discounted cash flow	EBITDA volatility	70.0%	70.0%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
			Revenue volatility	5.1%	5.1%
Total level 3 liabilities measured at fair value	$27,985
(1) - Unobservable inputs were weighted by the relative fair value of the financial instruments.

The changes in Level 3 fair value hierarchy during the three months ended September 30, 2024 and 2023 were as follows:

	Level 3 Balance at Beginning of Period	Level 3 Changes During the Period						Level 3 Balance at End of Period	Change in unrealized gains (losses) (2)
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases/ Originations	Sales	Settlements/ Repayments	Transfer in and/or out of Level 3
Three Months Ended September 30, 2024
Equity securities	$114,982	$(66,349)	$—	$49	$—	$13,266	$—	$61,948	$(66,346)
Loans receivable at fair value	229,199	(71,477)	874	27,727	—	(34,619)	—	151,704	(71,478)
Contingent consideration	29,303	386	—	—	—	(5,987)	—	23,702	—

Three Months Ended September 30, 2023
Equity securities	$170,503	$(13,120)	$(47)	$301,730	$(467)	$—	$(535)	$458,064	$(13,109)
Loans receivable at fair value	683,827	(859)	2,873	34,337	—	(171,036)	—	549,142	(1,646)
Contingent consideration	27,724	14	—	793	—	(544)	—	27,987	—
(1) - Fair value adjustments during the three months ended September 30, 2024 includes the following: $(66,349) of realized and unrealized gains (losses) on equity securities is comprised of $(15,127) of realized and unrealized gains (losses) included in trading (loss) income and $(51,222) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $(71,477) of fair value adjustments on loans included in fair value adjustments on loans, and $386 related to contingent consideration included in selling, general and administrative expenses in the condensed consolidated statement of operations. Fair value adjustments during the three months ended September 30, 2023 includes the following: $(13,120) of realized and unrealized gains (losses) on equity securities is comprised of $(2,348) relating to equity securities included in trading (loss) income and $(10,772) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $(859) of fair value adjustments on loans included in fair value adjustments on loans, and $14 related to contingent consideration included in selling, general and administrative expenses in the condensed consolidated statement of operations.
(2) - For the three months ended September 30, 2024 and 2023, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2024 and 2023 were as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period						Level 3 Balance at End of Period	Change in unrealized gains (losses) (2)
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases/ Originations	Sales	Settlements/ Repayments	Transfer in and/or out of Level 3
Nine Months Ended September 30, 2024
Equity securities	$452,581	$(325,310)	$20	$665	$(78,197)	$13,266	$(1,077)	$61,948	$(327,675)
Loans receivable at fair value	532,419	(259,260)	5,136	65,832	(22,785)	(169,638)	—	151,704	(267,549)
Contingent consideration	27,985	2,057	—	1,055	—	(7,395)	—	23,702	—

Nine Months Ended September 30, 2023
Equity securities	$153,972	$5,017	$(35)	$341,177	$(34,509)	$—	$(7,558)	$458,064	$(13,749)
Loans receivable at fair value	701,652	51,624	1,824	389,883	(7,500)	(588,091)	(250)	549,142	24,030
Contingent consideration	31,046	(4,556)	—	3,380	—	(1,883)	—	27,987	—
(1) - Fair value adjustments during the nine months ended September 30, 2024 includes the following: $(325,310) of realized and unrealized gains (losses) on equity securities is comprised of $(64,632) of realized and unrealized gains (losses) included in trading (loss) income and $(260,678) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $(259,260) of fair value adjustments on loans included in fair value adjustments on loans, and $2,057 related to contingent consideration included in selling, general and administrative expenses in the condensed consolidated statement of operations. Fair value adjustments during the nine months ended September 30, 2023 includes the following: $5,017 of realized and unrealized gains (losses) on equity securities is comprised of $11,573 relating to equity securities included in trading (loss) income and $(6,556) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $51,624 of fair value adjustments on loans included in fair value adjustments on loans, and $(4,556) related to contingent consideration included in selling, general and administrative expenses in the condensed consolidated statement of operations.

(2) - For the nine months ended September 30, 2024 and 2023, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
The carrying amounts reported in the condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of September 30, 2024 and December 31, 2023, the senior notes payable had a carrying amount of $1,529,560 and $1,668,021, respectively, and fair value of $727,965 and $1,127,503, respectively. The aggregate carrying amount of the Company's notes payable, revolving credit facility, and term loans of $534,246 and $688,343 as of September 30, 2024 and December 31, 2023, respectively, approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.
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
The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023. These investments were measured due to an observable price change or impairment during the periods below.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2024
Investments in nonpublic entities that do not report NAV	$3,424	$—	$3,424	$—
As of December 31, 2023
Investments in nonpublic entities that do not report NAV	$1,628	$—	$1,602	$26
(k) Foreign Currency Translation
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Transaction losses were $1,836 and gains were $322 during the three months ended September 30, 2024 and 2023, respectively, and gains were $231 and losses were $170 during the nine months ended September 30, 2024 and 2023, respectively. These amounts were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

(l) Equity Method Investment
As of September 30, 2024 and December 31, 2023, an equity investment that is accounted for under the equity method of accounting had a carrying value of $3,053 and $2,087, respectively, which is included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees included in income (loss) from equity investments was $6 and $(308) during the three months ended September 30, 2024 and 2023, respectively, and $12 and $(175) during the nine months ended September 30, 2024 and 2023, respectively, in the accompanying condensed consolidated statements of operations.
bebe stores, inc.
As of September 30, 2023, the Company owned a 47.5% ownership interest in bebe. This was accounted for under the equity method of accounting and the Company had no income from this equity investment during the three and nine months ended September 30, 2023. On October 6, 2023, the Company purchased an additional 3,700,000 shares of bebe for an aggregate purchase price of $18,500, resulting in an increase in the Company's ownership interest to 76.2%. The purchase of these additional shares resulted in the Company having a majority voting interest in bebe and the consolidation of bebe financial results for periods subsequent to October 6, 2023.
(m) Supplemental Non-cash Disclosures
During the nine months ended September 30, 2024, there was non-cash investing activity related to the receipt of a note receivable in the amount of $2,000 related to the sale of certain assets, $42,077 related to a loan receivable, at fair value that converted into equity securities, DIP loan conversion to purchase consideration equity for the purchase of Nogin in the amount of $37,700, and $11,453 related to a loan receivable, at fair value that converted into equity securities. During the nine months ended September 30, 2024, there was non-cash financing activity related to the Company's redemption of its 6.375% Senior Notes due 2025 in the aggregate principal amount of $1,130 in exchange for 36,903 shares of its common stock at fair value of $1,011 for a net gain on extinguishment of debt of $120. During the nine months ended September 30, 2023, non-cash activities related to the sale of BRRII and other businesses consisted of: (1) non-cash investing activity for a decrease in loans receivable of $124,397 and receipt of a loan receivable in the amount of $58,872, and (2) non-cash financing activity for a decrease in term loan in the amount of $65,790 and decrease in non-controlling interest related to the distribution of equity of subsidiary of $3,374. Other non-cash investing activities during the nine months ended September 30, 2023 included $24,780 of notes receivable that converted into equity securities;$23,668 of other receivables financed with a loan receivable; $1,190 of loans receivable, at fair value, that was included in consideration paid for the purchase of the Lingo noncontrolling interest; and $2,111 of common stock issued as part of the purchase price consideration for a business acquisition. During the nine months ended September 30, 2023, non-cash financing activities also included $7,000 in seller financing related to the purchase of the Lingo noncontrolling interest.
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

On August 21, 2023, in connection with the FRG take-private transaction, one of the Company's subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Borrower”) entered into an amended and restated a promissory note as discussed further in Note 2(h) and 2(i) above. The Company was not involved in the design of the Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Borrower that significantly impact the economics of the Borrower. Since the Company does not have the power to direct the activities of the Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Borrower. The promissory note is included in loans receivable, at fair value in the Company’s consolidated financial statements and is a variable interest in accordance with the accounting guidance. As of September 30, 2024 and December 31, 2023, the maximum amount of loss exposure to the VIE on a fair value basis was $2,250 and $209,395, respectively.
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
Placement agent fees attributable to such arrangements were zero and $2,551 during the three months ended September 30, 2024 and 2023, respectively, and $866 and $2,950 during the nine months ended September 30, 2024 and 2023, respectively, and were included in services and fees in the condensed consolidated statements of operations.
The carrying amounts included in the Company’s condensed consolidated balance sheets related to variable interests in VIEs that were not consolidated is shown below.

	September 30, 2024	December 31, 2023
Securities and other investments owned, at fair value	$3,948	$28,573
Loans receivable, at fair value	34,895	250,801
Other assets	3,532	11,418
Maximum exposure to loss	$42,375	$290,792
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
(p) Recent Accounting Standards
Not yet adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires additional expense disclosures by public entities in the notes to the financial statements. The ASU outlines the specific costs that are required to be disclosed which include such costs as: purchases of inventory, employee compensation, depreciation, intangible asset amortization, selling costs, and depreciation, depletion, and amortization related to oil and gas production. It also requires qualitative descriptions of the amounts remaining in the relevant expense income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's definition of selling expenses. The disclosures are required for each interim and annual reporting period. In January 2025, the FASB issued ASU 2025-01 which clarified the effective date for entities that do not have an annual reporting period that ends on December 31st. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update improve income tax disclosure requirements related to the transparency of rate reconciliation and income taxes paid disclosures and the effectiveness and comparability of disclosures of pretax income (or loss) and income tax expense (or benefit). The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The update should be applied on a prospective basis. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.

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
(q) Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. Certain amounts reported in Inventory during the year ended December 31, 2023 have been reclassified as rental merchandise, net in the prepaid expenses and other assets note during the year ended September 30, 2024.
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
The assets and liabilities of Nogin, both tangible and intangible, were recorded at their estimated fair values as of the May 3, 2024 acquisition date. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Nogin, were charged against earnings in the amount of $2,388 and included in selling, general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2024. Nogin goodwill recognized subsequent to the acquisition will be non-deductible for tax purposes.
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

During the nine months ended September 30, 2024, goodwill for Nogin increased by $1,636 related to certain purchase price accounting adjustments.
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Category	Useful life	Fair Value
Customer relationships	9 Years	$10,300
Internally developed software and other intangibles	8 Years	3,950
Trademarks	10 Years	3,100
Total		$17,350
As described in Note 2(h), the Company had entered into a Chapter 11 RSA with Nogin prior to the acquisition date. As part of Nogin's Chapter 11 restructuring activities, it ceased the sale of brand apparel merchandise and elimination of warehousing and other costs associated with the inventory, among other things. The Company has determined that the preparation of pro forma financial information would be impracticable due to the significant estimates of amounts needed to reflect Nogin's historical financial information with its operations emerging from bankruptcy.
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

The unaudited pro-forma financial information for the three and nine months ended September 30, 2023 in the table below summarizes the results of operations of the Company and the equity investment in Freedom VCM as though the acquisition of the approximately 31% equity investment on August 21, 2023 had occurred as of the beginning of the year on January 1, 2023. The pro-forma financial information presented includes the effects of the common stock offering in July 2023 and adjustments related to additional interest expense from borrowings that the Company used to finance the acquisition of the equity interest. The Company has elected to account for the acquisition of the equity investment under the fair value option and any changes in fair value of the equity investment during future periods will be recorded in the condensed consolidated statements of operations.

The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of the equity investment had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma (unaudited)
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Revenues	$462,312	$1,300,680
Net loss attributable to B. Riley Financial, Inc.	$(75,093)	$(16,127)
Net loss attributable to common shareholders	$(77,108)	$(22,169)

Basic income per share	$(2.54)	$(0.73)
Diluted income per share	$(2.51)	$(0.71)

Weighted average basic shares outstanding	30,330,025	30,502,179
Weighted average diluted shares outstanding	30,745,155	31,173,794

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
NOTE 4 — DISCONTINUED OPERATIONS

The Company presents a disposition of a component, being an operating or reportable segment, business unit, subsidiary or asset group, that represents a strategic shift that has or will have a major effect on the Company’s operations and financial results as discontinued operations when the components meet the criteria to be classified as held for sale. The following operations have been presented as discontinued operations.
Brands Transaction
On October 25, 2024, the Company and its subsidiary bebe stores, inc. (“bebe”) have completed a transaction for their brand assets yielding approximately $235,955 in cash proceeds. At the closing of the transaction, the Company transferred and contributed its interests in the assets and intellectual property related to the licenses of several brands, including Hurley, Justice, Scotch & Soda, Catherine Malandrino, English Laundry, Joan Vass, Kensie, Limited Too and Nanette Lepore to a securitization vehicle, receiving approximately $189,300 in net proceeds in connection with the financing transaction. bebe sold its interests in the assets and intellectual property related to the licenses of the bebe and Brookstone brands (the “Sale”) for approximately $46,624 in net cash proceeds. Upon closing the transaction proceeds of $22,188 was used to pay off the then outstanding balance of the bebe Credit Agreement in full (see Note 11) and $224 of loan related pay off expenses.

The pending brands transaction by bebe at September 30, 2024, which closed on October 25, 2024 resulted in a write down of the fair value in the amount of approximately $(20,043) being recorded at September 30, 2024 for the Sale of the bebe Brands. In addition, upon completion of the Secured Financing of the Brand Interests, the Company will deconsolidate the ownership of the Brand Interests and the Company’s ownership in the Brand Interest will be reported as a non-controlling equity method investment that is estimated to have nominal value as a result of the liquidation preferences and notes that were issued as part of the Secured Financing and upon deconsolidation a loss at September 30, 2024 in the amount of approximately $(133,000) was recorded in the quarter ending September 30, 2024.
The brand assets, which was historically reported within All Other category - generating operating revenues from the Company's majority owned subsidiary that licenses the trademarks and intellectual properties from the six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore. The brand assets also generated other income from dividends the Company received from the equity ownership of investments that range from 10% to 50% in companies that license the trademark and intellectual property of bebe and Brookstone brands (equity ownership of bebe stores, inc., our majority owned subsidiary).
The Company concluded that the brand assets met the criteria to be classified as held-for-sale in September 2024. The Company analyzed the quantitative and qualitative factors relevant to the divestiture of the brand assets, including the fair value adjustments and dividends received from the brand assets significance to the overall net income and earnings per share, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying condensed consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation.
Great American Group
On November 15, 2024, the Company entered into an equity purchase agreement, dated October 13, 2024 (the “Equity Purchase Agreement”), to sell 53% ownership stake in the Appraisal and Valuation Services, Real Estate, and Retail, Wholesale & Industrial Solutions businesses (collectively, the "Great American Group") to Oaktree and/or its affiliates (collectively, “Oaktree”), a global asset manager. Subject to the terms and conditions set forth in, the Equity Purchase Agreement, the Company conducted an internal reorganization and contributed all of the interests in the “Great American Group”), to Great American NewCo. At the Closing, (i) Oaktree received (a) all of the outstanding class A preferred limited liability units of Great American NewCo (which will have a 7.5% cash coupon and a 7.5% payment-in-kind coupon) (the “Class A Preferred Units”) and (b) common limited liability units of Great American NewCo (the “Common Units”) representing 52.6% of the issued and outstanding common limited liability units in Great American NewCo for a purchase price of approximately $203,000 (with an initial liquidation preference of approximately $203,000). The Company retains (a) 93.2% of the issued and outstanding class B preferred limited liability company units of Great American NewCo (which will have a 2.3% payment-in-kind coupon and an initial aggregate liquidation preference of approximately $183,000) (the “Class B Preferred Units”) and (b) 44.2% of the issued and outstanding Common Units. The remaining 6.8% of issued and outstanding Class B Preferred Units and 3.2% of issued and outstanding Common Units will be held by certain minority investors.
Following the completion of the transactions, the Company launched a partnership with Oaktree and contributed all of the interests in the Appraisal and Valuation Services, Retail, Wholesale & Industrial Solutions and Real Estate businesses into Great American Holdings, LLC, a newly formed holding company ("Great American NewCo"). At the closing, the Company received total consideration consisting of approximately $203,000 in cash, subject to certain purchase price adjustments, Class B Preferred Units of Great American NewCo with an initial aggregate liquidation preference of approximately $183,000, and Class A Common Units of Great American NewCo representing approximately 47% of the total outstanding common units. Upon closing the transaction, the Company recognized a gain on the sale of approximately $235,000 in the fourth quarter of 2024.
The Great American Group, which was historically reported within the Auction and Liquidation segment—providing auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property, and real property—and within the Financial Consulting segment—offering bankruptcy, financial advisory, forensic accounting, real estate consulting, and valuation and appraisal services—will be divested. The Company intends to use the net after-tax proceeds from this transaction to repay certain debt obligations and focus on the core operating subsidiaries.
The Company concluded that the Great American Group met the criteria to be classified as held-for-sale in September 2024. The Company analyzed the quantitative and qualitative factors relevant to the sale of the Great American Group, including the significance of the operating income generated from the appraisal, real estate consulting and auction and liquidation operations to the overall net income (loss), net (loss) income per share, and net assets, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying condensed consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation.

At the closing of the transaction, the Company entered into a Transition Services Agreement, pursuant to which the Company will provide certain transition services to Great American NewCo relating for the Great American Group for a period of up to one year from the Closing. Additionally, the Company entered into a credit agreement, pursuant to which an affiliate of the Company, as lender, will provide to Great American NewCo, as borrower, a first lien secured revolving credit facility of up to $25,000 for general corporate purposes, subject to the terms and conditions set forth therein, which had an outstanding balance of $1,751 at closing, and (iv)entered into promissory notes which totaled $15,332 related to capital requirements for certain retail liquidation engagements that were ongoing as of closing.
On November 15, 2024, in connection with the GA Group Transaction as described above, the asset based credit facility with Wells Fargo Bank, National Association (the “Credit Agreement”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027, which provided for cash advances and the issuance of letters of credit on retail liquidation engagements under the credit facility was terminated. There were no outstanding balances on this credit facility as of September 30, 2024 and December 31, 2023 or at the time of termination.

The major classes of assets and liabilities included in discontinued operations were as follows (in thousands):

	Brands Transaction	Great American Group	Total
	September 30, 2024
ASSETS	(Unaudited)
Cash and cash equivalents	$585	$8,650	$9,235
Securities and other investments owned, at fair value	174,753	—	174,753
Accounts receivable, net	2,924	12,038	14,962
Prepaid expenses and other assets	2	2,645	2,647
Operating lease right-of-use assets	—	235	235
Property and equipment, net	—	5	5
Goodwill	—	5,688	5,688
Other intangible assets, net	84,176	—	84,176
Total assets	$262,440	$29,261	$291,701
LIABILITIES
Accounts payable	$—	$1,471	$1,471
Accrued expenses and other liabilities	1,308	15,556	16,864
Deferred revenue	546	72	618
Operating lease liabilities	—	257	257
Total liabilities	$1,854	$17,356	$19,210

	Brands Transaction	Great American Group	Total
	December 31, 2023
ASSETS	(Unaudited)
Cash and cash equivalents	$845	$8,429	$9,274
Securities and other investments owned, at fair value	283,057	—	283,057
Accounts receivable, net	3,232	11,228	14,460
Prepaid expenses and other assets	—	1,655	1,655
Operating lease right-of-use assets	—	438	438
Goodwill	—	5,688	5,688
Other intangible assets, net	123,769	—	123,769
Total assets	$410,903	$27,438	$438,341
LIABILITIES
Accounts payable	$—	$558	$558
Accrued expenses and other liabilities	1,193	25,350	26,543
Due to related parties and partners	—	251	251
Deferred revenue	724	205	929
Operating lease liabilities	—	475	475
Total liabilities	$1,917	$26,839	$28,756
Revenues and income (loss) from discontinued operations were as follows (in thousands):

	Brands Transaction		Great American Group		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Revenues:
Services and fees	$4,136	$4,304	$33,605	$29,623	$37,741	$33,927
Sale of goods	—	—	6,893	65,117	6,893	65,117
Total revenues	4,136	4,304	40,498	94,740	44,634	99,044
Operating expenses:
Direct cost of services	—	—	13,732	15,234	13,732	15,234
Cost of goods sold	—	—	6,558	35,836	6,558	35,836
Selling, general and administrative expenses	950	791	13,288	18,576	14,238	19,367
Total operating expenses	950	791	33,578	69,646	34,528	70,437
Operating income	3,186	3,513	6,920	25,094	10,106	28,607
Other income (expense):
Interest income	—	—	2	—	2	—
Dividend income	8,899	9,503	—	—	8,899	9,503
Realized and unrealized gains (losses) on investments	(113,234)	1,926	—	—	(113,234)	1,926
Loss on disposal	(39,500)	—	—	—	(39,500)	—
Interest expense	(690)	—	(8,841)	(7,736)	(9,531)	(7,736)
(Loss) income from discontinued operations before income taxes	(141,339)	14,942	(1,919)	17,358	(143,258)	32,300
(Provision for) benefit from income taxes	6,983	(4,648)	(2,471)	(3,911)	4,512	(8,559)
(Loss) income from discontinued operations, net of income taxes	$(134,356)	$10,294	$(4,390)	$13,447	$(138,746)	$23,741

	Brands Transaction		Great American Group		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Revenues:
Services and fees	$13,675	$13,654	$66,962	$68,074	$80,637	$81,728
Sale of goods	—	—	17,477	67,009	17,477	67,009
Total revenues	13,675	13,654	84,439	135,083	98,114	148,737
Operating expenses:
Direct cost of services	—	—	18,060	21,815	18,060	21,815
Cost of goods sold	—	—	14,306	36,506	14,306	36,506
Selling, general and administrative expenses	2,832	2,721	37,520	40,515	40,352	43,236
Total operating expenses	2,832	2,721	69,886	98,836	72,718	101,557
Operating income	10,843	10,933	14,553	36,247	25,396	47,180
Other income (expense):
Interest income	—	—	4	—	4	—
Dividend income	26,459	26,094	—	—	26,459	26,094
Realized and unrealized gains (losses) on investments	(108,304)	(7,940)	—	—	(108,304)	(7,940)
Loss on disposal	(39,500)	—	—	—	(39,500)	—
Interest expense	(2,102)	—	(25,781)	(21,492)	(27,883)	(21,492)
(Loss) income from discontinued operations before income taxes	(112,604)	29,087	(11,224)	14,755	(123,828)	43,842
(Provision for) benefit from income taxes	—	(7,388)	1	(3,911)	1	(11,299)
(Loss) income from discontinued operations, net of income taxes	$(112,604)	$21,699	$(11,223)	$10,844	$(123,827)	$32,543

Interest expense for discontinued operations is based upon the amount of debt that was required to be repaid as a result of the Brands Transaction and Great American Group transaction described above and amount to $9,531 and $7,736 for the three months ended September 30, 2024 and 2023, respectively, and $27,883 and $21,492 for the nine months ended September 30, 2024 and 2023, respectively.
Cash flows from discontinued operations were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash from discontinued operations provided by (used in):
Operating activities	$32,707	$9,793
Investing activities	(5)	—
Financing activities	(33,490)	(25,353)
Effect of foreign currency on cash	749	(1,383)
Net decrease in cash and cash equivalents	$(39)	$(16,943)
Supplemental disclosures from cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Interest paid - Continuing Operations	$179,695	$219,797
Interest paid - Discontinued Operations	25,726	12,076
Interest paid - Total	$205,421	$231,874
Taxes paid - Continuing Operations	$3,645	7,796
Taxes paid - Discontinued Operations	2,173	2
Taxes paid - Total	$5,818	$7,798

NOTE 5 — RESTRUCTURING CHARGE
During the three and nine months ended September 30, 2024, the Company recognized restructuring charges of $116 and $925, respectively, primarily related to reorganization and consolidation activities in the Communications segment and Consumer Products segment, which consisted of reductions in workforce.

During the three and nine months ended September 30, 2023, the Company recognized restructuring charges of $228 and $949, respectively, primarily related to reorganization and consolidation activities in the Wealth Management segment, Communications segment, and Consumer Products segment, which consisted of reductions in workforce and facility closures.

The following tables summarize the changes in accrued restructuring charge during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$1,047	$1,792	$2,542	$2,335
Restructuring charge	116	228	925	949
Cash paid	68	(453)	(2,189)	(1,820)
Non-cash items	(447)	61	(494)	164
Balance, end of period	$784	$1,628	$784	$1,628
The following table summarizes the restructuring activities by reportable segment during the three months ended September 30, 2024 and 2023.

	Wealth Management	Communications	Consumer Products	Total
Restructuring charges for the three months ended September 30, 2024:
Employee termination	$—	$116	$—	$116
Total restructuring charge	$—	$116	$—	$116

Restructuring charges for the three months ended September 30, 2023:
Employee termination	$—	$145	$83	$228
Facility closure and consolidation	—	—	—	—
Total restructuring charge	$—	$145	$83	$228
The following table summarizes the restructuring activities by reportable segment during the nine months ended September 30, 2024 and 2023.

	Wealth Management	Communications	Consumer Products	Total
Restructuring charges for the nine months ended September 30, 2024:
Employee termination	$—	$379	$546	$925
Total restructuring charge	$—	$379	$546	$925

Restructuring charges for the nine months ended September 30, 2023:
Employee termination	$—	$402	$486	$888
Facility closure and consolidation	61	—	—	61
Total restructuring charge	$61	$402	$486	$949
NOTE 6 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2024 and December 31, 2023:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of September 30, 2024
Securities borrowed	$64,004	$—	$64,004	$64,004	$—
Securities loaned	$54,814	$—	$54,814	$54,814	$—
As of December 31, 2023
Securities borrowed	$2,870,939	$—	$2,870,939	$2,870,939	$—
Securities loaned	$2,859,306	$—	$2,859,306	$2,859,306	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Remaining contractual maturity		Remaining contractual maturity
	Overnight and continuous	Total	Overnight and continuous	Total
Securities lending transactions
Corporate securities - fixed income	$157	$157	$283,809	$283,809
Equity securities	63,847	63,847	2,575,919	2,575,919
Non-US sovereign debt	—	—	11,211	11,211
Total borrowings	$64,004	$64,004	$2,870,939	$2,870,939

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

NOTE 7 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	September 30, 2024	December 31, 2023
Accounts receivable	$90,951	$95,102
Investment banking fees, commissions and other receivables	8,496	13,109
Total accounts receivable	99,447	108,211
Allowance for credit losses	(7,941)	(7,175)
Accounts receivable, net	$91,506	$101,036
Additions and changes to the allowance for credit losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$6,938	$6,100	$7,175	$3,664
Add: Additions to reserve	1,580	2,079	2,498	5,716
Less: Write-offs	(577)	(1,417)	(1,732)	(2,618)
Less: Recovery	—	—	—	—
Balance, end of period	$7,941	$6,762	$7,941	$6,762
NOTE 8 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	September 30, 2024	December 31, 2023
Inventory	$80,437	$93,674
Rental merchandise, net	14,178	16,629
Equity method investments	3,053	2,087
Prepaid expenses	27,226	29,982
Unbilled receivables	10,195	12,997
Other receivables	38,167	39,001
Other assets	28,432	47,492
Prepaid expenses and other assets	$201,688	$241,862
Unbilled receivables represent the amount of mobile handsets in the Communications segment, and consulting related engagements in the Financial Consulting segment. Other receivables primarily consist of interest receivables on loans and loans receivables that are held at cost. Other assets primarily consist of deposits, real estate held for investment, deferred financing costs, and finance lease assets.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $498,377 and $466,638 as of September 30, 2024 and December 31, 2023, respectively. The increase in goodwill during the nine months ended September 30, 2024 was primarily due to $56,028 from the acquisition of Nogin in the All Other category and $1,431 from an immaterial acquisition in the Financial Consulting segment, partially offset by $26,681 from goodwill impairment in the Consumer Products segment.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

	Capital Markets Segment	Wealth Management Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Balance as of December 31, 2023	$162,018	$51,195	$29,597	$193,867	$26,681	$3,280	$466,638
Acquisition of other businesses	—	—	1,431	—	—	56,028	57,459
Goodwill impairment	—	—	—	—	(26,681)	—	(26,681)
Other	(532)	—	(143)	—	—	1,636	961
Balance as of September 30, 2024	$161,486	$51,195	$30,885	$193,867	$—	$60,944	$498,377
During the nine months ended September 30, 2024, the changes in goodwill included $1,636 of Nogin purchase price accounting adjustments, $(532) related to the sale of certain assets and $(143) of foreign currency translation amounts.
Intangible assets consisted of the following:

		As of September 30, 2024			As of December 31, 2023
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1 to 16	$272,330	$(129,721)	$142,609	$263,721	$(108,644)	$155,077
Domain names	7	175	(173)	2	185	(183)	2
Advertising relationships	8	100	(100)	—	100	(94)	6
Internally developed software and other intangibles	0.5 to 10	32,935	(22,506)	10,429	28,985	(19,613)	9,372
Trademarks	3 to 10	24,028	(9,983)	14,045	20,821	(8,133)	12,688
Total		329,568	(162,483)	167,085	313,812	(136,667)	177,145

Non-amortizable assets:
Tradenames		20,100	—	20,100	21,100	—	21,100
Total intangible assets		$349,668	$(162,483)	$187,185	$334,912	$(136,667)	$198,245
Amortization expense was $8,446 and $10,191 during the three months ended September 30, 2024 and 2023, respectively, and $26,665 and $30,478 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, estimated future amortization expense was $8,677, $31,672, $28,922, $26,694, and $23,188 for the years ended December 31, 2024 (remaining three months), 2025, 2026, 2027 and 2028, respectively. The estimated future amortization expense after December 31, 2028 was $47,932.
The Company performs impairment tests for goodwill as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units below their carrying values. As a result of the current financial performance of the Company’s Targus subsidiary which is included in the Consumer Products segment as well as current market conditions that continued to exist in the personal computer market for computers and accessories, the Company updated its long-term forecasts. The Company performed an interim goodwill impairment quantitative assessment as of June 30, 2024, and based on the results of the analysis, the Company recorded a non-cash impairment charge of $27,681 consisting of a goodwill impairment charge of $26,681 and a tradename impairment charge of $1,000, which was recorded in impairment of goodwill and tradenames in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2024.

Goodwill and tradename of the Company’s Targus subsidiary was remeasured at fair value on a nonrecurring basis as of June 30, 2024 which resulted in the fair value of goodwill being reduced to zero and the estimated fair value of tradename was $18,500 as of June 30, 2024. The estimated fair value of the Company’s Targus reporting unit was calculated using a weighted-average of values determined from an income approach and a market approach. The income approach involves estimating the fair value of the reporting unit by discounting its estimated future cash flows using a discount rate that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities. In order to estimate the fair value of goodwill and tradename, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates, and growth rates. The inputs for the fair value calculations of the reporting unit included a 4% growth rate to calculate the terminal value, a discount rate of 16%, and with respect to tradenames, a royalty rate of 2%. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit using revenue growth rates, gross margins, and other cost assumptions consistent with the reporting unit's historical trends, and working capital requirements and future capital expenditures necessary to fund future operations. The assumptions in the fair value measurement reflect the current market environment, industry-specific factors and company-specific factors.
NOTE 10 — NOTES PAYABLE
As of September 30, 2024 and December 31, 2023, the outstanding balance for the other notes payable was $29,915 and $19,391, respectively. On May 3, 2024, upon closing of the acquisition of Nogin, Nogin entered into a secured convertible promissory note agreement with a principal amount of $15,000 with an annual interest rate of 10.0% and a maturity date of May 3, 2027. The remaining notes payable primarily consisted of additional deferred cash consideration owed to the sellers of FocalPoint and a promissory note related to the Lingo minority interest purchase, which was paid in full on January 2, 2024. Interest expense was $536 and $145 during the three months ended September 30, 2024 and 2023, respectively, and $1,081 and $463 during the nine months ended September 30, 2024 and 2023, respectively.
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
The Targus Credit Agreement is secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement which totals approximately $204,023. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, the Company entered into Amendment No. 1 and Amendment No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio and the minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023, respectively. Amendment No. 2 also provided, among other things, with a cure right for the Company to provide a capital contribution to Targus in the event of a financial covenant breach. For the period ended September 30, 2023, the Fixed Charge Coverage Ratio “FCCR” covenant was not fulfilled in accordance with the Targus Credit Agreement and for the period ended December 31, 2023, the FCCR and minimum EBITDA covenant was not fulfilled in accordance with the Targus Credit Agreement. However, the amendments to the Targus Credit Agreement and the capital contributions made to the subsidiary cured the covenant breaches. On June 27, 2024 the Company entered into Amendment No. 3 to the Targus Credit Agreement to replace the terminating Canadian benchmark interest rate with the Term CORRA Reference Rate. For the period ended June 30, 2024, the minimum EBITDA covenant was also breached. On August 14, 2024, the Company contributed $1,602 to Targus to cure a minimum EBITDA financial covenant requirement for the period ended June 30, 2024. For the period ended September 30, 2024, the minimum EBITDA covenant was also breached. On November 7, 2024, the Company entered into Amendment No. 4 to the Targus Credit Agreement, which among other things, reduced revolving loan sublimits, modified the FCCR covenant, removed the minimum EBITDA requirement, imposed a minimum undrawn availability covenant, and modified the terms of the Keepwell. Amendment No. 4 to the Targus Credit Agreement also waived the September 30, 2024 minimum EBITDA covenant breach. Concurrently with the effectiveness of Amendment No. 4 to the Targus Credit Agreement, the Company repaid the outstanding balance of the term loan in full with $2,100 of revolver loan advances and $7,500 of cash from the Company.
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
Principal outstanding for the term loan under the amended Targus Credit Agreement is due in quarterly installments. Quarterly installments from December 31, 2024 to December 31, 2025 are in the amount of $2,100 per quarter and the remaining principal balance is due on March 31, 2026.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $11,521 (net of unamortized debt issuance costs of $177) and $17,834 (net of unamortized debt issuance costs of $366), respectively, and the outstanding balance on the revolver loan was $13,681 and $43,801, respectively. Interest expense on these loans during the three and nine months ended September 30, 2024 was $987 (including amortization of deferred debt issuance costs of $195 and unused commitment fees of $20) and $3,432 (including amortization of deferred debt issuance costs of $566 and unused commitment fees of $73), respectively. Interest expense on these loans during the three and nine months ended September 30, 2023 was $1,790 (including amortization of deferred debt issuance costs of $111 and unused commitment fees of $18) and $5,547 (including amortization of deferred debt issuance costs of $416 and unused commitment fees of $57), respectively. The interest rate on the term loan was 11.18% and 10.20% and the interest rate on the revolver loan ranged between 8.96% and 11.25% and between 8.45% to 11.25% as of September 30, 2024 and December 31, 2023, respectively. The weighted average interest rate on the revolver loan was 9.04% and 8.53% as of September 30, 2024 and December 31, 2023, respectively.
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
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of September 30, 2024 and December 31, 2023, the interest rate on the Lingo Credit Agreement was 8.59% and 8.70%, respectively.
The Lingo Credit Agreement is guaranteed by the Company and Lingo's subsidiaries and secured by certain Lingo assets and equity interests as collateral which totals approximately $230,101 defined in the Lingo Credit Agreement. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. The Company is in compliance with all financial covenants in the Lingo Credit Agreement as of September 30, 2024.
Principal outstanding is due in quarterly installments. The quarterly installments from September 30, 2024 to December 31, 2024 are in the amount of $2,738 per quarter, quarterly installments from March 31, 2025 to June 30, 2027 are in the amount of $3,650, and the remaining principal balance is due at final maturity on August 16, 2027.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $55,021 (net of unamortized debt issuance costs of $641) and $63,153 (net of unamortized debt issuance costs of $722), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2024 was $1,370 (including amortization of deferred debt issuance costs of $70) and $4,254 (including amortization of deferred debt issuance costs of $213), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2023 was $1,624 (including amortization of deferred debt issuance costs of $73) and $4,811 (including amortization of deferred debt issuance costs of $222), respectively.
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
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe's credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25,000 five-year term loan with a maturity date of August 24, 2026 is included in the Company's long-term debt. The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 5.50% to 6.00% per annum, depending on the total fixed charge coverage ratio as defined in the bebe Credit Agreement. As of September 30, 2024 and December 31, 2023, the interest rate on the bebe Credit Agreement was 10.78% and 11.14%, respectively.
The bebe Credit Agreement is collateralized by a first lien on all bebe assets and pledges of capital stock including equity interests which totals approximately $110,916. The agreement contains certain covenants, including those limiting the borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires bebe to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $21,735 (net of unamortized debt issuance costs of $452) and $22,487 (net of unamortized debt issuance costs of $638), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2024 was $691 (including amortization of deferred debt issuance costs of $60) and $2,102 (including amortization of deferred debt issuance costs of $185), respectively. Principal outstanding is due in quarterly installments through June 30, 2026 in the amount of $313 per quarter and the remaining principal balance of $20,000 is due at final maturity on August 24, 2026.
On October 25, 2024, upon the closing of the Brands Transaction as described in Note 4 – Discontinued Operation proceeds of $22,188 was used to pay off the then outstanding balance of the loan in full and $224 of loan payoff expenses.

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
The Credit Agreement is secured on a first priority basis by a security interest in the equity interests of the Borrower and each of the Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the Borrower and the Guarantors. The borrowing base as defined in the Credit Agreement consists of a collateral pool that includes certain of the Company's loans receivables in the amount of $209,891 (which is included in the total loans receivable, at fair value balance of $151,704 reported in our condensed consolidated balance sheet at September 30, 2024) and $375,814 (which is included in the total loans receivable, at fair value balance of $532,419 reported in our condensed consolidated balance sheet at December 31, 2023) and investments in the amount of $706,711 (which is included in the total securities and other investments owned, at fair value of $341,770 reported in our condensed consolidated balance sheet at September 30, 2024) and $786,714 (which is included in the total securities and other investments owned, at fair value of $809,049 reported in our condensed consolidated balance sheet at December 31, 2023) as of September 30, 2024 and December 31, 2023, respectively. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. The Company is in compliance with all financial covenants in the Credit Agreement as of September 30, 2024. On September 17, 2024, the Company entered into Amendment No. 4 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fourth Amendment”). On September 17, 2024, the Company made a payment of $85,857 which consisted of a principal payment of $85,146 and accrued interest of $711. Loan fees incurred in connection with the Fourth Amendment totaled $5,869 of which $3,523 was added to the principal balance of the term loan. After giving effect to these amounts, the outstanding principal balance on the term loan was reduced from $469,750 to $388,127. In connection with the Fourth Amendment, the revolving credit facility in the amount of $100,000 which had no balance outstanding at September 17, 2024 was terminated and the Company is required to reduce the principal amount of the term loan to be no greater than $100,000 on or prior to September 30, 2025. The maturity date of the term loan is August 21, 2027 and all outstanding principal is required to be paid. The Fourth Amendment contains certain provisions related to borrowing base, including specific treatment for certain assets in the calculation of borrowing base and also includes mandatory prepayment provisions regarding asset sales. Interest on the term loan increased to SOFR loans will accrue interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans will accrue interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. On December 9, 2024, the Company entered into Amendment No. 5 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fifth Amendment”). The Fifth Amendment extended the springing maturity date of the term loans if more than $25,000 aggregate principal amount of the 5.50% 2026 Notes is outstanding to February 3, 2026 and permits under certain conditions an additional $10,000 of telecommunications financing. On January 3, 2025, the Company entered into Amendment No. 6 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Sixth Amendment”). The Sixth Amendment agreed to permit under certain conditions the contribution by BRPI of 100% of the equity interests in Lingo to BRPAC in connection with the entry into the BRPAC Credit Agreement. There was no fee charged in connection with the Sixth Amendment.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $369,497 (net of unamortized debt issuance costs of $18,838) and $475,056 (net of unamortized debt issuance costs of $18,694), respectively. Interest expense on the term loan during the three months ended September 30, 2024 and 2023 was $6,087 (including amortization of deferred debt issuance costs of $1,415) and $11,261 (including amortization of deferred debt issuance costs of $758), respectively, and during the nine months ended September 30, 2024 and 2023 was $18,776 (including amortization of deferred debt issuance costs of $3,567) and $26,105 (including amortization of deferred debt issuance costs of $1,820), respectively. The interest rate on the term loan as of September 30, 2024 and December 31, 2023 was 12.13% and 11.37%, respectively.
The Company had an outstanding balance of zero under the revolving facility as of September 30, 2024 and December 31, 2023. Interest on the revolving facility during the three months ended September 30, 2024 and 2023 was $428 (including unused commitment fees of $204 and amortization of deferred financing costs of $224) and $1,913 (including unused commitment fees of $52 and amortization of deferred financing costs of $195), respectively, and during the nine months ended September 30, 2024 and 2023 was $1,420 (including unused commitment fees of $688 and amortization of deferred financing costs of $732) and $5,396 (including unused commitment fees of $80 and amortization of deferred financing costs of $496), respectively. The interest rate on the Revolving Credit Facility as of September 30, 2024 and December 31, 2023 was 11.37%.
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
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties which totals approximately $185,012, including a pledge of (a) 100% of the equity interests of the Credit Parties; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of September 30, 2024.

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
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of September 30, 2024 and December 31, 2023, the interest rate on the BRPAC Credit Agreement was 8.10% and 8.46%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. The quarterly installments from December 31, 2024 to December 31, 2026 are in the amount of $3,169 per quarter, the quarterly installment on March 31, 2027 is in the amount of $2,377, and the remaining principal balance is due at final maturity on June 30, 2027.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $32,876 (net of unamortized debt issuance costs of $399) and $46,621 (net of unamortized debt issuance costs of $429), respectively. Interest expense on the term loan during the three months ended September 30, 2024 and 2023 was $825 (including amortization of deferred debt issuance costs of $61) and $1,243 (including amortization of deferred debt issuance costs of $66), respectively, and during the nine months ended September 30, 2024 and 2023 was $2,800 (including amortization of deferred debt issuance costs of $185) and $4,034 (including amortization of deferred debt issuance costs of $210), respectively.
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

NOTE 12 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	September 30, 2024	December 31, 2023
6.750% Senior notes due May 31, 2024	$—	$140,492
6.375% Senior notes due February 28, 2025	145,302	146,432
5.500% Senior notes due March 31, 2026	217,440	217,440
6.500% Senior notes due September 30, 2026	180,532	180,532
5.000% Senior notes due December 31, 2026	324,714	324,714
6.000% Senior notes due January 31, 2028	266,058	266,058
5.250% Senior notes due August 31, 2028	405,483	405,483
	1,539,529	1,681,151
Less: Unamortized debt issuance costs	(9,969)	(13,130)
	$1,529,560	$1,668,021
The Company issued zero during the three months ended September 30, 2024 and 2023, respectively, and zero and $185 during the nine months ended September 30, 2024 and 2023, respectively, of senior notes. The maturity dates of senior notes ranged from February 2025 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
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
On January 21, 2025, the Company announced that it has called for the full redemption on February 28, 2025 (the "Redemption Date") of all the issued and outstanding 6.375% Senior Notes due February 28, 2025 (the "6.375% 2025 Notes"). The redemption price is equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the Redemption Date. In connection with the full redemption, the 6.375% 2025 Notes, which are listed on NASDAQ under the ticker symbol “RILYM,” will be delisted from NASDAQ and cease trading on the redemption date.
As of September 30, 2024 and December 31, 2023, total senior notes outstanding was $1,529,681 (net of unamortized debt issue costs of $9,969) and $1,668,021 (net of unamortized debt issue costs of $13,130), respectively, with a weighted average interest rate of 5.62% and 5.71%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $22,617 and $25,088 during the three months ended September 30, 2024 and 2023, respectively and $70,032 and $78,091 during the nine months ended September 30, 2024 and 2023, respectively.

NOTE 13 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30, 2024	December 31, 2023
Accrued payroll and related expenses	$47,731	$68,255
Dividends payable	15,536	18,929
Income taxes payable	4,175	4,353
Other tax liabilities	15,730	13,540
Contingent consideration	23,702	27,986
Accrued expenses	40,804	55,822
Other liabilities	81,020	63,991
Accrued expenses and other liabilities	$228,698	$252,876
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
NOTE 14 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by the Company's five reportable operating segments and the All Other category during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Capital Markets Segment	Wealth Management Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Revenues for the three months ended September 30, 2024
Corporate finance, consulting and investment banking fees	$21,316	$—	$23,941	$—	$—	$—	$45,257
Wealth and asset management fees	1,252	45,757	—	—	—	—	47,009
Commissions, fees and reimbursed expenses	5,568	1,618	—	—	—	—	7,186
Subscription services	—	—	—	65,041	—	—	65,041
Sale of goods	—	—	—	1,318	49,793	4,137	55,248
Advertising and other	—	—	—	1,200	—	28,506	29,706
Total revenues from contracts with customers	28,136	47,375	23,941	67,559	49,793	32,643	249,447

Trading (loss) income	(1,908)	670	—	—	—	—	(1,238)
Fair value adjustments on loans	(71,477)	—	—	—	—	—	(71,477)
Interest income - loans	11,251	—	—	—	—	—	11,251
Interest income - securities lending	7,007	—	—	—	—	—	7,007
Other	2,301	2,014	—	—	—	—	4,315
Total revenues	$(24,690)	$50,059	$23,941	$67,559	$49,793	$32,643	$199,305

	Capital Markets Segment	Wealth Management Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Revenues for the three months ended September 30, 2023
Corporate finance, consulting and investment banking fees	$67,429	$—	$20,225	$—	$—	$—	$87,654
Wealth and asset management fees	1,958	47,333	—	—	—	—	49,291
Commissions, fees and reimbursed expenses	7,495	1,669	—	—	—	—	9,164
Subscription services	—	—	—	80,713	—	—	80,713
Sale of goods	—	—	—	1,638	58,391	—	60,029
Advertising and other	—	—	—	1,442	—	9,928	11,370
Total revenues from contracts with customers	76,882	49,002	20,225	83,793	58,391	9,928	298,221

Trading (loss) income	(10,217)	490	—	—	—	—	(9,727)
Fair value adjustments on loans	(860)	—	—	—	—	—	(860)
Interest income - loans	27,397	—	—	—	—	—	27,397
Interest income - securities lending	42,333	—	—	—	—	—	42,333
Other	4,031	1,873		—	—	—	5,904
Total revenues	$139,566	$51,365	$20,225	$83,793	$58,391	$9,928	$363,268

	Capital Markets Segment	Wealth Management Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Revenues for the nine months ended September 30, 2024
Corporate finance, consulting and investment banking fees	$111,560	$—	$69,383	$—	$—	$—	$180,943
Wealth and asset management fees	3,677	137,986	—	—	—	—	141,663
Commissions, fees and reimbursed expenses	18,852	8,236	—	—	—	—	27,088
Subscription services	—	—	—	221,168	—	—	221,168
Service contract revenues	—	—	—	—	—	—	—
Sale of goods	—	—	—	4,079	152,739	7,436	164,254
Advertising and other	—	—	—	3,887	—	75,329	79,216
Total revenues from contracts with customers	134,089	146,222	69,383	229,134	152,739	82,765	814,332

Trading (loss) income	(52,787)	2,561	—	—	—	—	(50,226)
Fair value adjustments on loans	(259,260)	—	—	—	—	—	(259,260)
Interest income - loans	51,894	—	—	—	—	—	51,894
Interest income - securities lending	69,614	—	—	—	—	—	69,614
Other	6,937	3,931	—	—	—	—	10,868
Total revenues	$(49,513)	$152,714	$69,383	$229,134	$152,739	$82,765	$637,222

	Capital Markets Segment	Wealth Management Segment	Financial Consulting Segment	Communications Segment	Consumer Products Segment	All Other	Total
Revenues for the nine months ended September 30, 2023
Corporate finance, consulting and investment banking fees	$137,305	$—	$52,325	$—	$—	$—	$189,630
Wealth and asset management fees	3,880	135,092	—	—	—	—	138,972
Commissions, fees and reimbursed expenses	24,659	8,604	—	—	—	—	33,263
Subscription services	—	—	—	245,903	—	—	245,903
Sale of goods	—	—	—	5,145	179,156	—	184,301
Advertising and other	—	—	—	4,620	—	28,870	33,490
Total revenues from contracts with customers	165,844	143,696	52,325	255,668	179,156	28,870	825,559

Trading (loss) income	29,488	2,235	—	—	—	—	31,723
Fair value adjustments on loans	51,623	—	—	—	—	—	51,623
Interest income - loans	102,535	—	—	—	—	—	102,535
Interest income - securities lending	119,580	—	—	—	—	—	119,580
Other	17,959	2,964	—	—	—	—	20,923
Total revenues	$487,029	$148,895	$52,325	$255,668	$179,156	$28,870	$1,151,943
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $91,506 and $101,036 as of September 30, 2024 and December 31, 2023, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2024 and 2023. The Company also has $10,195 and $12,997 of unbilled receivables included in prepaid expenses and other assets as of September 30, 2024 and December 31, 2023, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied. Deferred revenue as of September 30, 2024 and December 31, 2023 was $61,354 and $70,575, respectively. The Company expects to recognize the deferred revenue of $61,354 as of September 30, 2024 as service and fee revenues when the performance obligation is met during the years ended December 31, 2024 (remaining three months), 2025, 2026, 2027 and 2028 in the amount of $40,172, $10,104, $4,604, $2,254, and $1,357, respectively. The Company expects to recognize the deferred revenue of $2,863 after December 31, 2028.
During the three months ended September 30, 2024 and 2023, the Company recognized revenue of $6,846 and $9,273, respectively, that was recorded as deferred revenue at the beginning of the respective year. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $36,633 and $42,739, respectively, that was recorded as deferred revenue at the beginning of the respective year.

Contract Costs
Contract costs include: (1) costs to fulfill contracts associated with corporate finance and investment banking engagements are capitalized where the revenue is recognized at a point in time and the costs are determined to be recoverable and; (2) commissions paid to obtain magicJack contracts which are recognized ratably over the contract term and third party support costs for magicJack and related equipment purchased by customers which are recognized ratably over the service period.
The capitalized costs to fulfill a contract were $6,568 and $7,769 as of September 30, 2024 and December 31, 2023, respectively, and are recorded in prepaid expenses and other assets in the condensed consolidated balance sheets. For the three months ended September 30, 2024 and 2023, the Company recognized expenses of $1,140 and $1,180 related to capitalized costs to fulfill a contract, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized expenses of $3,820 and $3,453 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended September 30, 2024 and 2023.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2024. Corporate finance and investment banking fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of September 30, 2024.
NOTE 15 — INCOME TAXES
The Company’s effective income tax rate was a provision of 10.8% for the three months ended September 30, 2024 as compared to a benefit of 19.1% for the three months ended September 30, 2023. The Company’s effective income tax rate was a provision of 2.9% for the nine months ended September 30, 2024, as compared to a provision of 6.7% for the nine months ended September 30, 2023. During the three months ended September 30, 2024, the Company had a provision for income taxes of $14,508 resulting primarily from the impact of recording a valuation allowance on deferred tax assets as of September 30, 2024. The change in the effective tax rate compared to the prior year is primarily due to the impact of the valuation allowance recorded on deferred tax assets as of September 30, 2024. During the nine months ended September 30, 2024, the Company had a provision for income taxes of $17,915 resulting primarily from the impact of a valuation allowance on deferred tax assets.
As of September 30, 2024, the Company had federal net operating loss carryforwards of $46,384 and state net operating loss carryforwards of $64,247, respectively. In addition one of the Company’s majority-owned subsidiaries that is not included in the Company’s consolidated federal income tax return has federal net operating loss carryforwards of $298,416 and state net operating loss carryforwards of $222,585 which have a full valuation allowance as of September 30, 2024. The Company’s federal net operating loss carryforwards will expire in the tax years commencing on December 31, 2033, through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing on December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2024, the Company believes that the existing federal and state net operating loss carryforwards will not be fully utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will not be sufficient to realize its deferred tax assets and has provided a valuation allowance in the amount of $16,012 against these deferred tax assets. In addition, the Company does not believe that it is more likely than not that the Company will be able to utilize the benefits related to foreign capital loss carryforwards and has provided a valuation allowance in the amount of $41,751 against these deferred tax assets. During the three months ended September 30, 2024, the Company also performed additional analysis of deferred tax assets that relate to tax benefits in future periods from unrealized losses on investments and loans receivable and other debt instruments. The Company believes that it is more-likely-than-not that the Company will not be able to utilize the tax benefits from unrealized losses from these investments and loans receivable and other debt instruments and has provided valuation allowances in the amounts of $70,373 and $87,846, respectively, against these deferred tax assets.
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
NOTE 16 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing (loss) income from continuing operations, (loss) income from discontinued operations, or net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing (loss) income from continuing operations, (loss) income from discontinued operations, or net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Remeasurements to the carrying value of the redeemable noncontrolling interests in equity of subsidiaries are not deemed to be a dividend. According to ASC 480 - Distinguishing Liabilities from Equity, there is no impact on earnings per share in the computation of basic and diluted earnings per share to common shareholders for changes in the carrying value of the redeemable noncontrolling interests in equity, when such changes in carrying value which in substance approximates fair value.
Potential common shares that were not included in the computation of diluted loss per share because the effect was antidilutive was 2,637,588 as of September 30, 2024. Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share as the effect would be anti-dilutive were 1,169,913 and 1,718,209 during the three and nine months ended September 30, 2023, respectively, because to do so would have been anti-dilutive.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,
	2024			2023
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net (loss) income	$(148,852)	$(138,746)	$(287,598)	$(100,049)	$23,741	$(76,308)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	624	(3,825)	(3,201)	(3,192)	707	(2,485)
Net (loss) income attributable to B. Riley Financial, Inc.	(149,476)	(134,921)	(284,397)	(96,857)	23,034	(73,823)
Preferred stock dividends	2,015	—	2,015	2,015	—	2,015
Net (loss) income available to common shareholders	$(151,491)	$(134,921)	$(286,412)	$(98,872)	$23,034	$(75,838)

	Nine Months Ended September 30,
	2024			2023
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net (loss) income	$(645,506)	$(123,827)	$(769,333)	$(48,510)	$32,543	$(15,967)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(397)	(1,770)	(2,167)	(8,049)	2,369	(5,680)
Net (loss) income attributable to B. Riley Financial, Inc.	(645,109)	(122,057)	(767,166)	(40,461)	30,174	(10,287)
Preferred stock dividends	6,045	—	6,045	6,042	—	6,042
Net (loss) income available to common shareholders	$(651,154)	$(122,057)	$(773,211)	$(46,503)	$30,174	$(16,329)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding:
Basic	30,499,931	29,961,068	30,281,324	28,933,546
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	—	—	—
Diluted	30,499,931	29,961,068	30,281,324	28,933,546

Basic net (loss) income per common share:
Continuing operations	$(4.97)	$(3.30)	$(21.50)	$(1.61)
Discontinued operations	(4.42)	0.77	(4.03)	1.05
Basic (loss) income per common share	$(9.39)	$(2.53)	$(25.53)	$(0.56)
Diluted net (loss) income per common share:
Continuing operations	$(4.97)	$(3.30)	$(21.50)	$(1.61)
Discontinued operations	(4.42)	0.77	(4.03)	1.05
Diluted (loss) income per common share	$(9.39)	$(2.53)	$(25.53)	$(0.56)

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
On February 14, 2025, a stockholder derivative complaint was filed by Michael Marchner in the Delaware Chancery Court on behalf of the Company and against the members of the Company’s Board of Directors. The complaint alleges that certain of the Company's officers and the board of directors (i) breached their fiduciary duties related to the Company’s involvement with Brian Kahn and subsequent legal issues, (ii) engaged in misconduct, and (iii) wasted corporate assets, including the approval of improper compensation. The Company believes that these claims are meritless and intends to defend this action.
On January 22, 2025, a stockholder derivative complaint was filed by James Smith in the Superior Court for Los Angeles County against the Company, certain of the Company’s executive officers and the members of the Company’s Board of Directors. The complaint alleges that certain of the Company's officers and directors (i) breached their fiduciary duties related to the Company’s involvement with Brian Kahn and subsequent legal issues, (ii) engaged in a waste of corporate assets, and (iii) received unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.

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

On July 3, 2024, each of the Company and Bryant Riley, Chairman and Co-Chief Executive Officer, received a subpoena from the U.S. Securities and Exchange Commission (the "SEC") requesting the production of certain documents and other information primarily related to (i) the Company’s business dealings with Brian Kahn, (ii) certain transactions in an unrelated public company’s securities, and (iii) the communications and related compliance and other policies and procedures of certain of its regulated subsidiaries. On November 22, 2024, each of the Company and Mr. Riley received an additional SEC subpoena requesting the production of certain additional documents and information relating to Franchise Group, Inc. (including its holding company, Freedom VCM Holdings, LLC) as well as Mr. Riley’s personal loan and his pledge of shares of the Company’s common stock as collateral for such loan. As previously disclosed on April 23, 2024, the Audit Committee of the Company’s Board of Directors, with the assistance of Sullivan & Cromwell LLP, the Company’s legal counsel, conducted an internal review, and separately the Audit Committee retained Winston & Strawn LLP, independent legal counsel, to conduct an independent investigation, to review transactions among Mr. Kahn (and his affiliates) and the Company (and its affiliates). The review and the investigation both confirmed that the Company and its executives, including Mr. Riley, had no involvement with, or knowledge of, any alleged misconduct concerning Mr. Kahn or any of his affiliates. The receipt of subpoenas is not an indication that the SEC or its staff has determined that any violations of law have occurred. Both the Company and Mr. Riley are responding to the subpoenas and are fully cooperating with the SEC.

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

On September 21, 2023, the Company received a demand alleging that certain payments in the aggregate amount of approximately $32,166 made by Sorrento Therapeutics, Inc. (“Sorrento”), a chapter 11 debtor in U.S. Bankruptcy Court, Southern District of Texas, to B. Riley Commercial Capital, LLC (“BRCC”), pursuant to that certain Bridge Loan Agreement dated September 30, 2022 between Sorrento and BRCC, are avoidable as preferential transfers. The parties have entered into a tolling agreement. The Company believes the Sorrento Unsecured Creditors Committee’s preference claims lack merit, and the Company intends to assert its statutory defenses to defeat the claim.

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
On June 30, 2021, the Company agreed to guaranty (the “Cash Collateral Provider Guaranty”) up to $110,000 of obligations that B&W may owe to providers of cash collateral pledged in connection with a debt financing for B&W. The Cash Collateral Provider Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of B&W’s obligations under a reimbursement agreement with respect to such cash collateral. B&W will pay the Company $935 per annum in connection with the Cash Collateral Provider Guaranty. B&W has agreed to reimburse the Company to the extent the Cash Collateral Provider Guaranty is called upon. As of December 31, 2023, the Cash Collateral Provider Guaranty was in respect of up to $90,000 of B&W obligations after B&W made paydowns of

$10,000 during the year ended December 31, 2023. As of September 30, 2024, the Cash Collateral Provider Guaranty was up to zero of B&W obligations after B&W made paydowns of $88,350 during the nine months ended September 30, 2024.
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
On August 10, 2020, the Company entered into a project specific indemnity rider to a general agreement of indemnity made by B&W in favor of one of its sureties. Pursuant to the indemnity rider, the Company agreed to indemnify the surety in connection with a default by B&W under the underlying indemnity agreement relating to a $29,970 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity rider, B&W paid the Company fees in the amount of $600 on August 26, 2020. During the period ended September 30, 2024 and December 31, 2023, the indemnity rider was reduced to $2,997 and $5,994.
(c) FRG Commitments
On May 10, 2023, the Company entered into certain agreements pursuant to which the Company had, among other things, agreed to provide certain equity funding and other support in connection with the acquisition (the “Acquisition”) by Freedom VCM, Inc., a Delaware corporation (the “Parent”), of FRG. The Company entered into an Equity Commitment Letter with Freedom VCM (“TopCo”), the parent company of the Parent, and the Parent, pursuant to which the Company agreed to provide to TopCo, at or prior to the closing of the Acquisition, an amount equal to up to $560,000 in equity financing. The Company and FRG also entered into a Limited Guarantee in favor of FRG, pursuant to which the Company agreed to guarantee to FRG the due and punctual payment, performance and discharge when required by Parent or its subsidiary to FRG of certain liabilities and obligations of the Parent or such subsidiary. On August 21, 2023, in connection with the completion of the Acquisition and the Company's portion of the equity financing, the Company's obligations pursuant to the Equity Commitment Letter and Limited Guarantee were satisfied and the Company was paid the $16,500 fee pursuant to the Equity Commitment Letter and Limited Guarantee and the Company has no current commitment or guarantees related to FRG.
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
NOTE 18 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the 2021 Stock Incentive Plan (the “2021 Plan”), share-based compensation expense for restricted stock units under the Company’s 2021 Plan was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation expense for restricted stock units for continuing operations	$2,216	$9,849	$15,650	$32,046
Share-based compensation expense for restricted stock units for discontinued operations	372	580	1,352	1,926
Total share-based compensation expense for restricted stock units	$2,588	$10,429	$17,002	$33,972
During the nine months ended September 30, 2024, in connection with employee stock incentive plans, the Company granted 1,223,263 restricted stock units with a grant date fair value of $16,181. During the nine months ended September 30, 2023, in connection with employee stock incentive plans, the Company granted 537,168 restricted stock units with a grant date fair value of $20,496. The restricted stock units generally vest over a period of one to five years based on continued service. Performance based restricted stock units generally vest based on both the employee’s continued service and the achievement of a set threshold of the Company’s common stock price, as defined in the grant, during the two to three-year period following the grant. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for (a) estimated forfeitures, (b) expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and (c) the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), share based compensation was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation expense for Employee Stock Purchase Plan for continuing operations	$64	$114	$340	$485
Share-based compensation expense for Employee Stock Purchase Plan for discontinued operations	8	18	39	71
Total share-based compensation expense for Employee Stock Purchase Plan	$72	$132	$379	$556
As of September 30, 2024 and December 31, 2023, there were 236,949, shares reserved for issuance under the Purchase Plan.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2024, the Company repurchased zero shares of its common stock. During the nine months ended September 30, 2023, the Company repurchased 1,452,831 shares of its common stock for $53,688, which represents an average price of $36.95 per common share. The shares repurchased under the program are retired. In November 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases up to $50,000 of the Company's outstanding common shares and the reauthorized program expired in October 2024. Amounts purchased prior to November 2023 relate to the previously authorized share repurchase program. As of September 30, 2024 and December 31, 2023, $34,206 remain available for common share repurchases under the share repurchase program.
On July 28, 2023, the Company issued 2,090,909 shares of common stock through a public offering at a price of $55.00 per share for net proceeds of $114,507 after underwriting fees and costs.
On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC. The BR

Brands Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brands Warrants immediately vested and became exercisable upon issuance, and the remaining two-thirds of warrants vested and became exercisable on the second anniversary of the closing, upon the BR Brands’ satisfaction of specified financial performance targets. The BR Brands warrants expire in February 2025. In April 2024, 200,000 shares of the Company's common stock were issued in connection with the exercise of warrants for cash in the amount of $653. As of September 30, 2024 and December 31, 2023, zero and 200,000 BR Brands warrants were outstanding, respectively.
(d) Preferred Stock
During the nine months ended September 30, 2024 and 2023, the Company issued zero depository shares of the Series A Preferred Stock. There were 2,834 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Total liquidation preference for the Series A Preferred Stock as of September 30, 2024 and December 31, 2023 was $70,854. Dividends on the Series A preferred paid during the nine months ended September 30, 2024 and 2023 were $0.4296875 per depository share.
During the nine months ended September 30, 2024 and 2023, the Company issued zero and 18 depository shares of the Series B Preferred Stock, respectively. There were 1,729 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Total liquidation preference for the Series B Preferred Stock as of September 30, 2024 and December 31, 2023 was $43,228. Dividends on the Series B preferred paid during the nine months ended September 30, 2024 and 2023 were $0.4609375 per depository share.
NOTE 19 — NET CAPITAL REQUIREMENTS
BRS and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2024, BRS had net capital of $72,379, which was $69,538 in excess of required minimum net capital of $2,841; and BRWM had net capital of $15,479, which was $13,982 in excess of required minimum net capital of $1,497.
As of December 31, 2023, BRS had net capital of $134,561, which was $130,163 in excess of its required minimum net capital of $4,398; and BRWM had net capital of $12,328, which was $10,431 in excess of its required minimum net capital of $1,897.
NOTE 20 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds. Management fees from the Funds during the three months ended September 30, 2024 and 2023 totaled $6 and $1,392, respectively, and during the nine months ended September 30, 2024 and 2023 totaled $149 and $2,086, respectively.
As of September 30, 2024 and December 31, 2023, amounts due from related parties were $189 and $172, respectively, of which $189 and $172, respectively, were due from the Funds for management fees and other operating expenses.
As of September 30, 2024 and December 31, 2023, amounts due to related parties were $4,112 and $2,480, respectively, of which $3,553 and $2,480, respectively, related to bebe’s rent to own stores which are franchised through Freedom VCM and consist of royalty fees, inventory purchases, marketing, and IT services. As of September 30, 2024, $559 were due to certain of the Company's brand investments from Nogin for sales transactions settled by Nogin as part of its e-commerce related services to the Company’s brand investments.
During the three and nine months ended September 30, 2024, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,176 and $3,701, respectively, and inventory purchases by bebe from Freedom VCM totaled $3,877 and $10,636, respectively. During the three and nine months ended September 30, 2024, Nogin recognized revenues of $559 and $2,314 from clients that are part of the Company’s brand investments.

In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. During the three months ended September 30, 2024 and 2023, management fees paid for investment advisory services by Whitehawk were zero. During the nine months ended September 30, 2024 and 2023, management fees paid for investment advisory services by Whitehawk were $1,237 and $1,142, respectively. On February 1, 2024, one of the Company's loans receivable with a principal amount of $4,521 was sold to a fund managed by Whitehawk for $4,584.
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
During the three months ended September 30, 2024 and 2023, the Company earned $1,061 and zero, respectively, and during the nine months ended September 30, 2024 and 2023, the Company earned $2,778 and zero, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed above in Note 17 – Commitments and Contingencies.
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company had loans receivable due from The Arena Group Holdings, Inc. (fka the Maven, Inc.) (“Arena”) included in loans receivable, at fair value of $98,729 as of December 31, 2022. On August 31, 2023, the Arena loan was amended for an additional $6,000 loan receivable with interest payable at 10.0% per annum and a maturity date of December 31, 2026. Two of the Company's members of senior management were members of the board of directors of Arena. On December 1, 2023, the Company sold its equity interest in Arena for $16,576 at a gain of $3,315 and its outstanding loans receivable for $78,796 at a loss of $28,919. Following the completion of the sale, two of the Company's members of senior management resigned from the board of directors of Arena and Arena is no longer a related party. Interest income on the loan receivable was $3,100 and $8,971 during the three and nine months ended September 30, 2023, respectively. There were no fees earned from Arena by the Company during the three and nine months ended September 30, 2023.
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
On August 21, 2023, the Company purchased an equity interest in Freedom VCM for $216,500, which resulted in a total equity interest of $281,144 and a 31% voting interest and representation on the board of directors of Freedom VCM as part of the FRG take-private transaction as previously discussed in Note 2(i). As part of the FRG take-private transaction, certain members of management of Freedom VCM, which are related parties to Freedom VCM, exchanged their equity interest in FRG for a combined 35% voting interest in Freedom VCM, of which Mr. Kahn and his wife and one of Mr. Kahn’s affiliates comprised 32%. The Company has a first priority security interest in a 25% equity interest of Mr. Kahn (who was also CEO and a board member of Freedom VCM) in Freedom VCM to secure the loan to an affiliate of Mr.. Kahn as more fully described in Note 2(h). Subsequent to September 30, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024 which impacts the fair value of this equity investment. The change in fair value of the Freedom VCM equity investment was an unrealized loss of $63,674 and $287,043 for the three and nine months ended September 30, 2024.
In connection with the FRG take-private transaction, all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to Freedom VCM Receivables (a subsidiary of Freedom VCM), for a purchase price of $58,872 which resulted in a loss of $78 on August 21, 2023. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 11 and as consideration for the purchase price, the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033. Payments of principal and interest on the note are limited solely to the performance of certain receivables held by BRRII. Principal and interest is payable based on the collateral without recourse to Freedom VCM Receivables, which includes the performance of certain consumer credit receivables. This loan receivable was measured at fair value in the amount of $9,310 and $42,183 as of September 30, 2024 and December 31, 2023. Interest income on the loan receivable was $1,538 and $5,930 during the three and nine months ended September 30, 2024, respectively. Interest income on the loan receivable was $1,173 during the three and nine months ended September 30, 2023. On October 9, 2024, the Promissory Note was cancelled and certain of the receivables owned by BRRII were transferred to BRRI, all in accordance with the terms of that certain amended and restated funding agreement, dated December 18, 2023, by and among Freedom VCM Interco Holdings, Inc., Freedom VCM Receivables, Inc., BRRII, the Company and certain other parties thereto.
As more fully described in Note 2(h), the Company also has a related party loan receivable with a fair value of approximately $3,141 and $20,624 at September 30, 2024 and December 31, 2023 from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) that is collateralized by consumer finance receivables of Badcock. These consumer finance receivables were acquired from Badcock in multiple purchases beginning in December 2021. On December 18, 2023, Badcock was sold by Freedom VCM to Conn’s and the Company loaned Conn’s $108,000 pursuant to the Conn’s Term Loan which bears interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on February 20, 2027. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. Badcock now operates as a wholly owned subsidiary of Conn’s. During the three and nine months ended September 30, 2024, interest income on these loans totaled zero and $7,538, respectively. The commencement of the Chapter 11 Cases constitute an event of default that accelerated the obligations under the Conn’s Term Loan. As of the date of the filing of the Chapter 11 Cases, $93,000 in outstanding borrowings existed under the Conn’s Term Loan. Any efforts to enforce payment obligations under the Conn’s Term Loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of the Conn’s Term Loan are subject to the applicable provisions of the Bankruptcy Code. These loan receivables are reported as related party loan receivables due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023.
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
Vintage Capital Management - Brian Kahn

Simultaneously with the completion of the FRG take-private transaction, one of our subsidiaries and VCM, an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes our subsidiary the aggregate principal amount of $200,506 and bears interest at the rate of 12.00% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of August 21, 2023. Interest income was $3,409 and $15,573 during the three and nine months ended September 30, 2024, respectively. Interest income was $2,740 during the three and nine months ended September 30, 2023. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was zero and $232,065 as of September 30, 2024 and December 31, 2023, respectively. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code which impacts the collateral for this loan receivable. The fair value of the loan $2,250 at September 30, 2024 has been determined based on the underlying collateral for this loan which is primarily comprised of other securities. The fair value adjustment on the VCM loan receivable was $(54,333) and $(222,718) for the three and nine months ended September 30, 2024. The fair value of the underlying collateral for this loan decreased to a fair value of $2,154 at February 7, 2025. The $2,154 is comprised of other public securities. In light of the Company’s determination that the repayment of the Amended and Restated Note will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral provided by Mr. Kahn and his spouse being in Freedom VCM equity interests, the Company has determined that both VCM and Mr. Kahn are related parties as of September 30, 2024 and December 31, 2023.
Torticity, LLC
On November 2, 2023, the Company agreed to lend up to $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. Interest income was $1,281 and $3,746 during the three and nine months ended September 30, 2024, respectively. One of the Company's members of senior management is on the board of directors of Torticity. The loan receivable had a fair value of $17,986 and $6,791 as of September 30, 2024 and December 31, 2023, respectively, and is included in the Company's loans receivable, at fair value in the condensed consolidated balance sheets.
Kanaci Technologies, LLC

On November 21, 2023, the Company agreed to lend up to $10,000 to Kanaci Technologies, LLC (“Kanaci”), of which $4,000 was drawn upon with $6,000 remaining, with interest payable of 15.0% per annum and a maturity date of June 30, 2026. Interest income was $1,244 and $2,088 during the three and nine months ended September 30, 2024. In June 2023, one of the Company's members of senior management was appointed to the board of directors of Kanaci. The loan receivable in the amount of $11,453 was converted to equity on September 30, 2024. At December 31, 2023, the loan receivable with a fair value of $3,904 is included in loans receivable, at fair value in the condensed consolidated balance sheets.
Other
On March 2, 2021, the Company purchased a $2,400 minority equity interest in Dash Medical Holdings, LLC ("Dash") and one of the Company's members of senior management was appointed to the board of directors of Dash. On June 13, 2024, the Company sold its equity interest in Dash for $2,760, resulting in a realized gain of $360. In December 2024, the Company earned an advisory fee of $2,650 for services in connection with sale of Q-mation, Inc. where one of the board of directors of the Company is the president of Q-mation, Inc.
On March 10, 2023, the Company sold a loan receivable including accrued interest in the amount of $7,600 to two related parties. BRC Partners Opportunity Fund, LP (“BRCPOF”) purchased $3,519 of the loan receivable including accrued interest and 272 Capital L.P. (“272LP”) purchased $4,081 of the loan receivable including accrued interest; both of the partnerships are private equity funds managed at the time of the transaction by one of the Company’s subsidiaries. Our executive officers and members of our board of directors have a 58.2% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 24.9% in the BRCPOF as of September 30, 2024 and December 31, 2023. Our executive officers and members of our board of directors had a 15.3% financial interest in the 272LP as of December 31, 2023. On February 5, 2024, the Company sold its interest in 272LP and 272 Advisors, LLC for a promissory note of $2,000 plus additional revenue sharing up to $4,100, which is based on future management fees earned.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended September 30, 2024 and 2023, the Company earned $601 and $2,439 of fees related to these services, respectively. During the nine months ended September 30, 2024 and 2023, the Company earned $1,325 and $3,253 of fees related to these services, respectively.
NOTE 21 — BUSINESS SEGMENTS
The Company’s business is classified into five reportable operating segments: the Capital Markets segment, Wealth Management segment, Financial Consulting segment, Communications segment, and Consumer Products segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure. During the fourth quarter of 2023, management reassessed the Company's previously reported Consumer segment due to organizational changes and financial information provided to the CODM. These changes resulted in Targus’ operations being reported on a stand alone basis in the Consumer Products segment and the operations related to brand licensing that was previously reported in the Consumer segment being reported in the All Other Category that is reported with Corporate and Other. The Great American Group discontinued operations, as discussed in Note 4, resulted in changes to the Financial Consulting segment and the elimination of the Auction and Liquidation segment as of September 30, 2024.
As a result of the changes discussed above, the Company has recast the financial data for the segments and reporting of the All Other Category for all periods presented. The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capital Markets segment:
Revenues - Services and fees	$30,437	$80,913	$141,026	$183,803
Trading (loss) income	(1,908)	(10,217)	(52,787)	29,488
Fair value adjustment on loans	(71,477)	(860)	(259,260)	51,623
Interest income - loans	11,251	27,397	51,894	102,535
Interest income - securities lending	7,007	42,333	69,614	119,580
Total revenues	(24,690)	139,566	(49,513)	487,029
Selling, general and administrative expenses	(30,453)	(62,898)	(133,483)	(174,479)
Impairment of tradenames	—	—	—	(1,733)
Interest expense - Securities lending and loan participations sold	(6,359)	(38,368)	(65,055)	(106,572)
Depreciation and amortization	(817)	(900)	(2,333)	(3,149)
Segment (loss) income	(62,319)	37,400	(250,384)	201,096
Wealth Management segment:
Revenues - Services and fees	49,389	50,875	150,153	146,660
Trading income	670	490	2,561	2,235
Total revenues	50,059	51,365	152,714	148,895
Selling, general and administrative expenses	(48,234)	(47,891)	(145,439)	(143,177)
Restructuring charge	—	—	—	(61)
Depreciation and amortization	(1,045)	(1,075)	(3,148)	(3,243)
Segment income (loss)	780	2,399	4,127	2,414

Financial Consulting segment:
Revenues - Services and fees	23,941	20,225	69,383	52,325
Selling, general and administrative expenses	(19,705)	(17,843)	(56,277)	(42,932)
Depreciation and amortization	(108)	(82)	(276)	(234)
Segment income	4,128	2,300	12,830	9,159
Communications segment:
Revenues - Services and fees	66,241	82,155	225,055	250,523
Revenues - Sale of goods	1,318	1,638	4,079	5,145
Total revenues	67,559	83,793	229,134	255,668
Direct cost of services	(36,253)	(46,012)	(131,346)	(136,830)
Cost of goods sold	(1,350)	(1,750)	(4,323)	(5,964)
Selling, general and administrative expenses	(16,665)	(21,655)	(54,136)	(64,440)
Restructuring charge	(116)	(145)	(379)	(402)
Depreciation and amortization	(4,868)	(6,739)	(16,750)	(19,775)
Segment income	8,307	7,492	22,200	28,257
Consumer Products segment:
Revenues - Sale of goods	49,793	58,391	152,739	179,156
Cost of goods sold	(36,406)	(40,467)	(109,270)	(123,526)
Selling, general and administrative expenses	(14,959)	(16,214)	(45,602)	(51,990)
Depreciation and amortization	(1,934)	(2,595)	(5,862)	(7,784)
Restructuring charge	—	(83)	(546)	(486)
Impairment of goodwill and tradenames	—	(35,500)	(27,681)	(35,500)
Segment loss	(3,506)	(36,468)	(36,222)	(40,130)
Consolidated operating (loss) income from reportable segments	(52,610)	13,123	(247,449)	200,796
All Other:
Revenues - Services and fees	28,506	9,928	75,329	28,870
Revenues - Sale of goods	4,137	—	7,436	—
Total revenues	32,643	9,928	82,765	28,870
Direct cost of services	(13,406)	(6,604)	(36,662)	(19,543)
Cost of goods sold	(2,556)	—	(5,304)	—
Corporate and other expenses	(45,817)	(24,429)	(114,071)	(68,761)
Interest income	1,438	180	2,909	3,455
Dividend income	675	3,373	4,139	9,541
Realized and unrealized (losses) gains on investments	(22,197)	(77,287)	(212,362)	(77,020)
Change in fair value of financial instruments and other	476	(4,170)	627	(3,998)
Income from equity investments	6	(308)	12	(175)
Interest expense	(32,996)	(37,493)	(102,195)	(118,630)
Loss from continuing operations before income taxes	(134,344)	(123,687)	(627,591)	(45,465)
Provision for income taxes	(14,508)	23,638	(17,915)	(3,045)
Loss from continuing operations	(148,852)	(100,049)	(645,506)	(48,510)
(Loss) income from discontinued operations, net of income taxes	(138,746)	23,741	(123,827)	32,543
Net loss	(287,598)	(76,308)	(769,333)	(15,967)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(3,201)	(2,485)	(2,167)	(5,680)
Net (loss) income attributable to B. Riley Financial, Inc.	(284,397)	(73,823)	(767,166)	(10,287)

Preferred stock dividends	2,015	2,015	6,045	6,042
Net (loss) income available to common shareholders	$(286,412)	$(75,838)	$(773,211)	$(16,329)
The following table presents revenues by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Services and fees
North America	$198,514	$244,096	$660,946	$662,181

Trading (loss) income
North America	(1,238)	(9,727)	(50,226)	31,723

Fair value adjustments on loans
North America	(71,477)	(860)	(259,260)	51,623

Interest income - loans
North America	11,251	27,397	51,894	102,535

Interest income - securities lending
North America	7,007	42,333	69,614	119,580

Sale of goods
North America	30,218	31,068	87,984	98,422
Australia	2,735	2,394	9,196	9,023
Europe, Middle East, and Africa	14,556	17,162	41,508	49,896
Asia	5,540	7,224	18,674	19,765
Latin America	2,199	2,181	6,892	7,195
Total - Sale of goods	55,248	60,029	164,254	184,301

Total Revenues
North America	174,275	334,307	560,952	1,066,064
Australia	2,735	2,394	9,196	9,023
Europe, Middle East, and Africa	14,556	17,162	41,508	49,896
Asia	5,540	7,224	18,674	19,765
Latin America	2,199	2,181	6,892	7,195
Total Revenues	$199,305	$363,268	$637,222	$1,151,943
The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	September 30, 2024	December 31, 2023
Long-lived Assets - Property and Equipment, net:
North America	$43,001	$24,594
Europe	262	396
Asia Pacific	96	133
Australia	63	83
Total	$43,422	$25,206
Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of the segments and therefore, total segment assets have not been disclosed.
NOTE 22 — SUBSEQUENT EVENTS

Brands Transaction

On October 25, 2024, our wholly-owned subsidiary, B. Riley Brand Management, entered into a Transfer and Contribution Agreement and Secured Financing, dated October 25, 2024, by and between B. Riley Brand Management (“Holdings”) and BR Funding Holdings 2024-1, LLC, a Delaware limited liability company and, prior to the consummation of the transactions described herein, a wholly-owned subsidiary of Holdings, pursuant to which, among other things, B. Riley Brand Management transferred and contributed its limited liability company interests in (i) BR Brand Holdings LLC, a New York limited liability company, (ii) HRLY Brand Management LLC, a Delaware limited liability company, (iii) Justice Brand Management LLC, a New York limited liability company, and (iv) S&S Brand Management LLC, a New York limited liability company, to BR Funding Holdings 2024-1, LLC.

Additionally, in connection with the Transfer and Contribution Agreement, bebe entered into a membership interest purchase agreement, dated October 25, 2024, by and among bebe, HBN 120, LLC, a Delaware limited liability company (“Buyer”), BB Brand Holdings, and BKST Brand Management, pursuant to which, among other things, bebe sold its limited liability company interests in the bebe Brands to Buyer.

The assets and liabilities related to the brand assets that are a party to the Secured Financing transaction and sale transaction by bebe are included in assets held for sale and liabilities held for sale and the operations of these businesses are included in income (loss) from discontinued operations as more fully described in Note 4.

Great American Group Transaction

On November 15, 2024 the Company and BR Financial, consummated the transactions contemplated by an equity purchase agreement involving the Company’s Appraisal and Valuation Services, Retail, Wholesale & Industrial Solutions and Real Estate businesses, dated October 13, 2024, by and among Investor 1, Investor 2, and Investor 3, Great American NewCo, and certain other parties identified therein, with respect to the ownership of Great American NewCo by the Investors and the Company. The Investors are affiliates of Oaktree Capital Management, L.P. At the Closing, (i) the Investors received (a) all of the outstanding Class A Preferred Units A and (b) Common Units of Great American NewCo representing 52.6% of the issued and outstanding common limited liability units in Great American NewCo.

Upon closing the Equity Purchase Agreement on November 15, 2024, B. Riley will record a gain of approximately $235,000 and the operations of Great American NewCo will be deconsolidated since B. Riley will no longer have control and will a non-controlling equity investment ownership interest of 44.2% of the common units along with the Preferred B units described in Note 4. The assets and liabilities of the Company’s Appraisal and Valuation Services, Retail, Wholesale & Industrial Solutions and Real Estate businesses are included in assets held for sale and liabilities held for sale and the operations of these businesses are included in income (loss) from discontinued operations as more fully described in Note 4.
Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s traditional (W-2) Wealth Management business to Stifel Financial Corp. ("Stifel") for estimated net consideration of $27,000 to $35,000 in cash. Subject to the terms of the agreement, the final consideration will be based on the number of advisors that join Stifel at closing, among other things. The transaction is expected to include up to 15% of the wealth management advisors, along with the associated customer accounts. The accounts managed by these advisors represents up to $4.5 billion total assets under management (AUM) as of September 30, 2024. The transaction has been approved by the Board of Directors of the Company and is subject to the receipt of required regulatory approvals and other customary closing conditions. It is expected to close early in the second quarter of 2025.

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
Overview
Description of the Company
B. Riley Financial, Inc. (Nasdaq: RILY) (the “Company”) is a diversified financial services “platform” that delivers tailored solutions to meet the strategic, operational, and capital needs of its clients and partners. We operate through several consolidated subsidiaries (collectively, “B. Riley”) that provide investment banking, brokerage, wealth management, asset management, direct lending, and business advisory services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals.

The Company opportunistically invests in and acquires companies or assets with attractive risk-adjusted return profiles to benefit our shareholders. We own and operate several uncorrelated consumer businesses on a principal basis. Our approach is focused on high quality companies and assets in industries in which we have extensive knowledge and can benefit from our experience to make operational improvements and maximize free cash flow. Our principal investments often leverage the financial, restructuring, and operational expertise of our professionals who work collaboratively across disciplines.

Our Business Segments

We report our activities in five reportable business segments: Capital Markets, Wealth Management, Financial Consulting, Communications, and Consumer segment. The descriptions below illustrate the businesses that comprise our segments.

We maintain a diverse composition of businesses that operate in five reportable segments. Management evaluates many different financial and non-financial metrics to assess the individual performance of each of these various businesses. However, across most businesses, management primarily assesses each business’s financial performance based upon each of the businesses revenues and operating profits generated excluding non-cash charges and the impact of gains and losses related to securities and other investments held. Management believes that gains and losses on individual investments are generally impacted by individual characteristics specific to each investment and although this has an impact on our overall financial performance the impact of these gains and losses may not be indicative of the overall strength or weakness in each of our business operations. Additionally, in evaluating the financial performance of each of our business, management monitors the increase or decrease in operating results from period to period while factoring in the relative volatility inherent in each industry in which these businesses operate. Management recognizes that some of the Company’s businesses exhibit more volatile results.

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

In our Capital Markets segment we have a portfolio of loans receivable that consisted of the following at September 30, 2024 and December 31, 2023:

				Fair Value Adjustments on Loans
		Loans Receivable, at Fair Value		Three Months Ended September 30,		Nine Months Ended September 30,
	Industry or Type of Loan	September 30, 2024	December 31, 2023
				2024	2023	2024	2023
Related Party Loans:
Vintage Capital Management, LLC	Retail / consumer	$2,250	$200,506	$(54,333)	$—	$(222,718)	$—
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	9,310	42,183	534	419	(13,187)	419
Conn's, Inc.	Retail / consumer	63,705	104,760	(18,600)	—	(27,084)	—
W.S. Badcock Corporation	Consumer receivable portfolio	3,141	20,624	852	(5,185)	(5,993)	(5,185)
Other related party loans	Services, Oil & Gas and Industrial	19,886	10,695	2,779	107	3,470	(1,439)
Total related party		98,292	378,768	(68,768)	(4,659)	(265,512)	(6,205)

Excela Technologies, Inc.	Technology	36,609	50,296	(221)	4,420	47	2,575
Core Scientific, Inc.	Technology	—	45,509	—	(757)	8,473	34,785
Other loans	Various	16,803	57,846	(2,488)	136	(2,268)	20,468
Total		$151,704	$532,419	$(71,477)	$(860)	$(259,260)	$51,623

The fair value adjustments on loans receivable for the three months ended September 30, 2024 and 2023 were $(71.5) million and $(0.9) million, respectively. The fair value adjustments on loans receivable for the nine months ended September 30, 2024 and 2023 was $(259.3) million and $51.6 million, respectively. During the three and nine months ended September 30, 2024, fair value adjustments for loans receivable from related parties totaled $(68.8) million and $(265.5) million as compared to $(4.7) million and $(6.2) million during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2024, fair value adjustments for other loans receivable totaled $(2.7) million and $6.3 million as compared to $3.8 million and $57.8 million during the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2024, fair value adjustments for the loan receivable for Vintage Capital Management, LLC was $(54.3) million and $(222.7) million, respectively. The fair value adjustments are related primarily to the decline in the equity fair value of Freedom VCM Holdings, LLC (“Freedom VCM”) which, along with certain guarantees, is the primary collateral for this loan. The decline in the equity fair value of Freedom VCM is due to increases in net debt, a decrease in the operational performance of Freedom VCM various business units during 2024, and a decline in the equity value of Freedom VCM’s investment in Conn’s, Inc. common stock which was impacted by Conn’s Inc. voluntary petition filing on July 23, 2024 for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). Subsequent to September 30, 2024, the collateral value for the VCM loan receivable was also impacted due to the filing of Freedom VCM’s voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024. These factors resulted in a decrease in the fair value of the Freedom VCM loan receivable to $2.3 million at September 30, 2024.

During the three and nine months ended September 30, 2024, we recorded $0.5 million and $(13.2) million of fair value adjustments to the loan receivable for Freedom VCM Receivables, Inc.. The fair value adjustment of $(13.2) million during the nine months ended September 30, 2024 was primarily due to a fair value adjustment of $12.0 million recorded in the second quarter of 2024 resulting from higher projected charge offs of receivables on the consumer receivable portfolio that are serviced by Conn's, Inc. which was impacted by Conn’s voluntary petition filing on July 23, 2024 for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).

During the three and nine months ended September 30, 2024, we recorded $(18.6) million and $(27.1) million of fair value adjustments to the loan receivable for Conn’s, Inc. The Company collected principal payments $104.8 million loan receivable from Conn’s Inc. which reduced the principal balance of the loan to $93.0 million at June 30, 2024. All accrued interest on this loan receivable was paid through June 30, 2024. The fair value of the Conn’s loan receivable was $63.7 million at September 30, 2024. The fair value adjustments of $(18.6) million during the quarter ended September 30, 2024, is primarily related to Conn’s Inc. July 23, 2024 Chapter 11 Cases. The filing of the Chapter 11 Cases impacted the operational performance of the stores operated by Conn’s, Inc. and the additional expenses projected to be incurred in the

Chapter 11 Cases resulted in a decline in the projected recovery value of the collateral for the Conn’s Inc. loan receivable. The $45.5 million of loans receivable from Core Scientific, Inc. (“Core Scientific”) at December 31, 2023 included a loan in the amount of $42.1 million that was settled in full upon Core Scientific’s exit from Chapter 11 bankruptcy in January 2024.

During the three and nine months ended September 30, 2024, fair value adjustments for the loan receivable from W.S. Badcock Corporation was $0.9 million and $(6.0) million, respectively. During the three and nine months ended September 30, 2023, fair value adjustments for the loan receivable from W.S. Badcock Corporation was $(5.2) million. The fair value adjustment of $(6.0) million during the nine months ended September 30, 2024, was primarily due to fair value adjustments recorded in the second quarter of 2024 related to higher projected charge offs of receivables on the consumer receivable portfolio resulting from Conn’s, Inc. bankruptcy and estimated costs and losses from the projected liquidation of the consumer receivable portfolio.

During the nine months ended September 30, 2024, fair value adjustments for the loan receivable from Core Scientific, Inc. was $8.5 million. In the prior year nine months ended September 30, 2023, fair value adjustments for the loans receivable from Core Scientific, Inc. was $34.8 million. Core Scientific, Inc. provides digital infrastructure for bitcoin mining and high-performance computing. Core Scientific, Inc. filed Chapter 11 bankruptcy in 2022, leading to a significant mark down of the loan receivable in the fourth quarter of 2022. Subsequent to the Chapter 11 restructuring, and during the first quarter of 2023, there was a significant rebound in bitcoin prices resulting in significant growth and value assumptions. As a result, the Core Scientific, Inc. loan receivable had a fair value adjustment of $34.8 million for the nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Brokerage revenues	$23,120	$25,018	$69,613	$68,655
Advisory revenues	19,935	18,915	59,501	55,199
Other	6,334	6,942	21,039	22,806
Total	$49,389	$50,875	$150,153	$146,660

Total assets under management were approximately $25.7 billion, $25.4 billion, and $24.0 billion at September 30, 2024, December 31, 2023, and September 30, 2023, respectively. Of these amounts, advisory assets under management totaled approximately $8.1 billion at September 30, 2024, and $8.0 billion at December 31, 2023, and $7.5 billion at September 30, 2023. Advisory revenues were 0.24% of average advisory assets under management during the three months ended September 30, 2024 and 2023, respectively, and 0.25% and 0.24% of average advisory assets under management during the nine months ended September 30, 2024 and 2023, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Broker revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. Other revenues is primarily comprised of tax service fees and management fees earned from comprehensive client focused services performed.

Financial Consulting Segment - We provide a variety of specialized advisory services spanning bankruptcy, restructuring, turnaround management, forensic accounting, crisis and litigation support, and operations management. On November 15, 2024, as more fully described in recent developments, the Company entered into a transaction whereby approximately 52.6% of the common equity interests of a newly formed subsidiary that included the Company’s appraisal and valuation and real estate advisory services operations along with the Company’s auction and liquidations operations was sold to an investment management firm. These operations are included in discontinued operations as discussed in Note 4 to the accompanying condensed consolidated financial statements and are expected to be deconsolidated since B. Riley will no longer have control and will own a non-controlling equity investment ownership interest of 44.2% in the business.

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

Our operating results are primarily comprised of the operations of these businesses within our five reportable operating segments. However, we also generate revenues from other businesses that we may acquire with the goal to expand their operations, drive growth, and create operational efficiencies to improve cash flows to reinvest across other business operations in our platform. These businesses are typically in fragmented markets and include the operations of a regional environmental services business, bebe which operates rent-to-own stores, and a technology company that provides e-commerce platforms, marketing and technology services acting as a merchant for consumer brand companies.

In prior years, we also generated operating revenues from our majority owned subsidiary that licenses the trademarks and intellectual properties from our ownership of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore and we generated other income from dividends we receive from our equity ownership of investments that range from 10% to 50% in companies that license the trademark and intellectual property of the Hurley, Justice, and Scotch & Soda brands and bebe and Brookstone brands (equity ownership of bebe stores, inc., our majority owned subsidiary). We also reported fair value adjustments from these equity investments since we elected to account for these equity investments using the fair value method of accounting. These operations are included in discontinued operations as discussed in Note 4 to the accompanying condensed consolidated financial statements and are expected to be deconsolidated since B. Riley will no longer have control and will own a non-controlling equity investment ownership interest of 44.2% in the business. These operating results are included in discontinued operations and are expected to be deconsolidated as a result of the Sale by bebe and completion of the Secured Financing of the Brand Interests as discussed in Note 4 to the accompanying condensed consolidated financial statements.

Securities and Other Investments Owned Portfolio – We have a portfolio of securities and other investments owned that consists of public equity securities, private securities that are primarily comprised of our 31% investment in Freedom VCM Holdings, LLC described above, partnership interests and other investments, corporate bonds and other fixed income securities as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Public Equity Securities:
Badcock & Wilcox Enterprises, Inc. - common stock	$55,991	$40,072
Badcock & Wilcox Enterprises, Inc. - preferred stock	3,845	6,386
Alta Equipment Group, Inc. - common stock	—	44,653
Double Down Interactive Co., Ltd - common stock	66,533	30,439
Synchronoss Technologies, Inc. - common stock	11,212	8,780
Other public equities	24,014	64,211
Total public equity securities	161,595	194,541

Private Equity Securities:
Freedom VCM Holdings, LLC	—	287,043
Other private equities	127,684	229,993
Total private equity securities	127,684	517,036

Total equity securities	289,279	711,577

Corporate bonds	31,496	59,287
Other fixed income securities	4,757	2,989
Partnership interest and other	16,238	35,196
Total securities and other investments owned	$341,770	$809,049

Securities and other investments owned was $341.8 million and $809.0 million as of September 30, 2024 and December 31, 2023. Of this amount, the fair value of equity securities totaled $289.3 million and $711.6 million as of September 30, 2024 and December 31, 2023. Of these amounts, public equity securities totaled $161.6 million and $194.5 million as of September 30, 2024 and December 31, 2023, and private equity securities totaled $127.7 million and $517.0 million as of September 30, 2024 and December 31, 2023.

The fair value of Badcock & Wilcox Enterprises, Inc. - common stock held as of held as of September 30, 2024 and December 31, 2023 was $56.0 million and $40.1 million, respectively. The change in fair value for the nine months ended September 30, 2024 is primarily related to an increase in the public share price during the period.

The fair value of Alta Equipment Group, Inc. common stock held as of December 31, 2023 was $44.7 million, and the Company sold the entire position in the first quarter of 2024 and recorded a loss of $(3.5) million. The sale was executed to raise additional capital to fund operating activities.

The fair value of our Double Down Interactive Co., Ltd common stock held as of September 30, 2024 and December 31, 2023 was $66.5 million and $30.4 million, respectively. The change in fair value for the nine months ended September 30, 2024 is primarily related to an increase in the public share price during the period.

The fair value of our investment in Freedom VCM Holdings, LLC held as of September 30, 2024 and December 31, 2023 was zero and $287.0 million, respectively. During the nine months ended September 30, 2024, we recorded fair value adjustments of $(221.0) million primarily due to increases in net debt, declines in Freedom VCM Holdings, LLC’s investment in Conn’s, Inc. common stock and impact of Conn's bankruptcy filing on July 23, 2024, and a decrease in the operational performance of Freedom VCM Holdings, LLC’s various business segments. Subsequent to September 30, 2024, the investment in Freedom VCM Holdings, LLC was also impacted due to the filing of Freedom VCM’s voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024.

	Realized and Unrealized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$7,005	$(33,537)	$5,930	$(29,672)
Babcock & Wilcox Enterprises, Inc. - preferred stock	2,495	(148)	2,342	2,621
Alta Equipment Group, Inc. - common stock	—	(17,873)	(3,537)	2,743
Double Down Interactive Co., Ltd - common stock	13,113	(4,220)	34,952	38
Synchronoss Technologies, Inc. - common stock	6,445	(530)	9,940	(530)
Other public equities	204	(3,244)	(2,328)	(16,910)
Subtotal	29,262	(59,552)	47,299	(41,710)

Private Equity Securities:
Freedom VCM Holdings, LLC	(49,033)	—	(221,042)	—
Other private equities	(1,766)	(15,581)	(40,966)	(21,592)
Subtotal	(50,799)	(15,581)	(262,008)	(21,592)

Corporate bonds	(245)	628	1,141	976
Partnership interest and other	(415)	(2,782)	1,206	(14,694)
Total	$(22,197)	$(77,287)	$(212,362)	$(77,020)

During the three and nine months ended September 30, 2024, realized and unrealized losses of $(22.2) million and $(212.4) million were recorded to other income as realized and unrealized losses on investments. These realized and unrealized losses are made up of realized and unrealized gains (losses) recorded to public equity securities, private equity securities, corporate bonds, and partnership interest and other investments. The majority of realized and unrealized (losses) gains on investments during the three and nine months ended September 30, 2024 are related to public equity securities (equity securities that trade on major exchanges), and private equity securities.

During the three and nine months ended September 30, 2024, $29.3 million and $47.3 million of realized and unrealized gains were recorded for public equity securities to other income as realized and unrealized gains on investments. Of these amounts, Double Down Interactive Co., Ltd common stock made up the majority of the balances. During the three and nine months ended September 30, 2024, we recorded $13.1 million and $35.0 million, respectively, to realized and unrealized gains related to Double Down Interactive Co., Ltd. primarily related to public share price movements during these periods.

During the three and nine months ended September 30, 2024, $(50.8) million and $(262.0) million of realized and unrealized losses were recorded for private equity securities to other income as realized and unrealized losses on investments. Of these amounts, our investment in Freedom VCM Holdings, LLC made up the majority of the balances. During the three and nine months ended September 30, 2024, we recorded $(49.0) million and $(221.0) million to realized and unrealized losses related to our investment in Freedom VCM Holdings, LLC. The entirety of the balances were made related to fair value adjustments due primarily to increases in net debt as well as significant declines in Freedom VCM Holdings, LLC’s investment in Conn’s, Inc., market-related inputs, and overall operational performance.

We are headquartered in Los Angeles, California and maintain offices throughout the U.S. including in New York, Chicago, Metro District of Columbia, Atlanta, Boston, Dallas, Metro Detroit, Houston, Memphis, Miami, San Francisco, Boca Raton, and West Palm Beach, as well as additional offices located in Canada, Europe, Asia, and Australia.

We report our activities in five reportable business segments: Capital Markets, Wealth Management, Financial Consulting, Communications, and Consumer Products segment. These reportable segments are all distinct businesses, each with a different marketing strategy and management structure. During the fourth quarter of 2023, we reassessed our previously reported Consumer segment due to organizational changes and financial information provided to the Chief

Operating Decision Maker (“CODM”). These changes resulted in Targus’ operations being reported on a stand-alone basis in the Consumer Products segment.
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

Additionally, in connection with the Transfer and Contribution Agreement, bebe stores, inc., a California corporation and majority owned subsidiary of the Company (“bebe”), entered into a membership interest purchase agreement, dated October 25, 2024 (the “bebe Purchase Agreement”), by and among bebe, HBN 120, LLC, a Delaware limited liability company (“Buyer”), BB Brand Holdings LLC, a Delaware limited liability company (“BB Brand Holdings”), and BKST Brand Management LLC, a New York limited liability company (“BKST Brand Management” and together with BB Brand Holdings, the “bebe Brands”), pursuant to which, among other things, bebe sold its limited liability company interests in the bebe Brands to Buyer, an affiliate of the Purchaser for approximately $46.6 million in net proceeds (such sale, the “Sale”), with certain of such proceeds applied towards indebtedness related to the bebe holdings. Upon closing of the Sale proceeds of $22.2 million was used to pay off the then outstanding balance of the bebe Credit Agreement in full (see note 11 to the accompanying condensed consolidated financial statements) and $0.2 million of loan related pay off expenses.

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
Conn’s and FRG

The Company’s results during the three and nine months ended September 30, 2024 were negatively impacted by a significant non-cash markdown of $(54.3) million and $(222.7) million related to its investment in Freedom VCM Holdings, LLC (“Freedom VCM”), the indirect parent entity for Franchise Group (“FRG”). Freedom VCM’s strategy, which included the potential divestiture or monetization of certain assets, was materially negatively impacted by the unexpected announcement in November 2023 concerning FRG’s former CEO and his alleged involvement in fraudulent schemes despite the fact that these allegations are unrelated to FRG and its businesses. In the meantime, the consumer-facing portion of the U.S. economy has deteriorated. On July 23, 2024, Conn’s, Inc. (“Conn’s”) and certain of its subsidiaries filed voluntary petitions for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). FRG, pursuant to a transaction consummated in January 2024, acquired a substantial equity investment in Conn’s in exchange for the sale of its Badcock Home Furniture & more business to Conn’s. The commencement of the Chapter 11 Cases constitute an event of default that accelerated the obligations under the Term Loan and Security Agreement, dated as of December 18, 2023 (the “Conn’s Term Loan”), among Conn’s, W.S. Badcock LLC, as borrowers, and an affiliate of the Company, as administrative agent, collateral agent, and lender. As of the date of the filing of the Chapter 11 Cases, $93.0 million in outstanding borrowings existed under the Conn’s Term Loan. Any efforts to enforce payment obligations under the Conn’s Term Loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of the Conn’s Term Loan are subject to the applicable provisions of the Bankruptcy Code. The fair value adjustment on the Conn’s loan receivable was $(18.6) million and $(27.1) million for the three and nine months ended September 30, 2024.

On November 3, 2024, FRG, its operating businesses, and certain other affiliates, including Freedom VCM, filed voluntary petitions for relief (the “FRG Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code. As a result, on November 4, 2024, we concluded that we are required to record an additional impairment of with respect to the Freedom VCM Investment and the Vintage Loan Receivable. The additional non-cash impairments of the Freedom VCM Investment and the Vintage Loan Receivable are $118.0 million in the aggregate as of November 4, 2024. The fair value adjustment for the Conn’s loan receivable was $(18.6) million for the three months ended September 30, 2024 and $(27.1) million for the nine months ended September 30, 2024. As a result of such additional impairment we have ascribed no value to the Freedom VCM Investment and the Vintage Loan Receivable was valued at $2.3 million at September 30, 2024 which approximates the fair value of the underlying collateral for this loan which is primarily comprised of other securities. Subsequent to September 30, 2024, the fair value of the underlying collateral for this loan, which is comprised of other public securities, decreased to a fair value of $2.2 million at February 7, 2025.
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
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues:
Services and fees	$198,514	$244,096	$(45,582)	(18.7)%
Trading loss	(1,238)	(9,727)	8,489	(87.3)%
Fair value adjustments on loans	(71,477)	(860)	(70,617)	n/m
Interest income - loans	11,251	27,397	(16,146)	(58.9)%
Interest income - securities lending	7,007	42,333	(35,326)	(83.4)%
Sale of goods	55,248	60,029	(4,781)	(8.0)%
Total revenues	199,305	363,268	(163,963)	(45.1)%
Operating expenses:
Direct cost of services	49,659	52,616	(2,957)	(5.6)%
Cost of goods sold	40,312	42,217	(1,905)	(4.5)%
Selling, general and administrative expenses	184,605	202,321	(17,716)	(8.8)%
Restructuring charge	116	228	(112)	(49.1)%
Impairment of goodwill and tradenames	—	35,500	(35,500)	(100.0)%
Interest expense - Securities lending and loan participations sold	6,359	38,368	(32,009)	(83.4)%
Total operating expenses	281,051	371,250	(90,199)	(24.3)%
Operating loss	(81,746)	(7,982)	(73,764)	n/m
Other income (expense):
Interest income	1,438	180	1,258	n/m
Dividend income	675	3,373	(2,698)	(80.0)%
Realized and unrealized losses on investments	(22,197)	(77,287)	55,090	(71.3)%
Change in fair value of financial instruments and other	476	(4,170)	4,646	(111.4)%
Income (loss) from equity investments	6	(308)	314	(101.9)%
Interest expense	(32,996)	(37,493)	4,497	(12.0)%
Loss from continuing operations before income taxes	(134,344)	(123,687)	(10,657)	8.6%
(Provision for) benefit from income taxes	(14,508)	23,638	(38,146)	(161.4)%
Loss from continuing operations	(148,852)	(100,049)	(48,803)	48.8%
(Loss) income from discontinued operations, net of income taxes	(138,746)	23,741	(162,487)	n/m
Net loss	(287,598)	(76,308)	(211,290)	n/m
Net loss attributable to noncontrolling interests	(3,201)	(2,485)	(716)	28.8%
Net loss attributable to B. Riley Financial, Inc.	(284,397)	(73,823)	(210,574)	n/m
Preferred stock dividends	2,015	2,015	—	—%
Net loss available to common shareholders	$(286,412)	$(75,838)	$(210,574)	n/m

n/m - Not applicable or not meaningful.
Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Services and fees:
Capital Markets segment	$30,437	$80,913	$(50,476)	(62.4)%
Wealth Management segment	49,389	50,875	(1,486)	(2.9)%
Financial Consulting segment	23,941	20,225	3,716	18.4%
Communications segment	66,241	82,155	(15,914)	(19.4)%
All Other	28,506	9,928	18,578	187.1%
Subtotal	198,514	244,096	(45,582)	(18.7)%

Trading (loss) income:
Capital Markets segment	(1,908)	(10,217)	8,309	(81.3)%
Wealth Management segment	670	490	180	36.7%
Subtotal	(1,238)	(9,727)	8,489	(87.3)%

Fair value adjustments on loans:
Capital Markets segment	(71,477)	(860)	(70,617)	n/m

Interest income - loans:
Capital Markets segment	11,251	27,397	(16,146)	(58.9)%

Interest income - securities lending:
Capital Markets segment	7,007	42,333	(35,326)	(83.4)%

Sale of goods:
Communications segment	1,318	1,638	(320)	(19.5)%
Consumer Products segment	49,793	58,391	(8,598)	(14.7)%
All Other	4,137	—	4,137	100.0%
Subtotal	55,248	60,029	(4,781)	(8.0)%

Total revenues	$199,305	$363,268	$(163,963)	(45.1)%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased $164.0 million to $199.3 million during the three months ended September 30, 2024 from $363.3 million during the three months ended September 30, 2023. The decrease in revenues during the three months ended September 30, 2024 was primarily due to decreases in fair value adjustments on loans of $70.6 million, revenues from services and fees of $45.6 million, interest income from securities lending of $35.3 million, interest income from loans of $16.1 million, and sale of goods of $4.8 million, partially offset by increases in fair value of the portfolio of securities and other investments owned of $8.5 million. Of the $70.6 million decrease in fair value adjustments related to loans, $54.3 million related to the loan to Vintage Capital Management, LLC (“VCM”), and $18.6 million related to the loan to Conn’s Inc. (“Conn’s”), partially offset by fair value gains of $6.0 million related to the loan to Badcock Receivables I. The decrease in revenue of $45.6 million from services and fees in the three months ended September 30, 2024 consisted of decreases in revenue of $50.5 million in the Capital Markets segment, $15.9 million in the Communications segment, and $1.5 million in the Wealth Management segment, partially offset by increases in revenues of $18.6 million in All Other, and $3.7 million in the Financial Consulting segment.

Revenues from services and fees in the Capital Markets segment decreased $50.5 million to $30.4 million during the three months ended September 30, 2024 from $80.9 million during the three months ended September 30, 2023 related to a decrease in underwriting engagements. The decrease in revenues was primarily due to decreases of $46.1 million of corporate finance, consulting, and investment banking fees, $1.9 million in commission fees, $1.0 million in dividends, $0.9 million in asset management fees, and $0.8 million of interest income, partially offset by an increase of $0.2 million in other income.
Revenues from services and fees in the Wealth Management segment decreased $1.5 million to $49.4 million during the three months ended September 30, 2024 from $50.9 million during the three months ended September 30, 2023. The decrease in revenues was primarily due to decreases in revenue of $1.6 million from wealth and asset management fees and $0.1 million in commission fees, partially offset by an increase of $0.2 million in other income.

Revenues from services and fees in the Financial Consulting segment increased $3.7 million to $23.9 million during the three months ended September 30, 2024 from $20.2 million during the three months ended September 30, 2023. The increase in revenues was primarily due to an increase of $7.0 million from the bankruptcy and restructuring, forensic and litigation, C&W, Interface Consulting and Farber divisions offset by a decrease in revenues of $3.3 million from the automotive restructuring division.
Revenues from services and fees in the Communications segment decreased $15.9 million to $66.2 million during the three months ended September 30, 2024 from $82.2 million during the three months ended September 30, 2023. The decrease in revenues was primarily due to decreases in subscription revenue of $15.7 million and $0.2 million in advertising and other revenue. We expect UOL, magicJack, and Marconi subscription revenue to continue to decline year-over-year.
Revenues from services and fees in All Other increased $18.6 million to $28.5 million during the three months ended September 30, 2024 from $9.9 million during the three months ended September 30, 2023. These revenues include merchandise rental fees and sales from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, commission fees from Nogin Inc. (“Nogin”) which we acquired in the second quarter of 2024, and the operations of a regional environmental services business and a landscaping business that we acquired in 2022 and sold in the third quarter of 2023. Revenues from services and fees in All Other increased by approximately $12.1 million related to merchandise rental fees from bebe, $5.2 million in commission fees from Nogin, and $4.4 million related to the regional environmental services business, partially offset by a decrease in revenues of $3.1 million due to the sale of the landscaping business in the fourth quarter of 2023.
Trading income (loss) increased approximately $8.5 million to a loss of $1.2 million during the three months ended September 30, 2024 compared to loss of $9.7 million during the three months ended September 30, 2023. The loss of $1.2 million during the three months ended September 30, 2024 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts.
The decrease in fair value adjustment of $70.6 million on our loans receivable during the three months ended September 30, 2024 was primarily due to $54.3 million related to VCM, and $18.6 million related to Conn’s, partially offset by an increase of $6.0 million related to Badcock Receivables I.
Interest income – loans decreased $16.1 million to $11.3 million during the three months ended September 30, 2024 from $27.4 million during the three months ended September 30, 2023 due to a reduction in loan receivable balances from $549.1 million as of September 30, 2023 to $151.7 million as of September 30, 2024.
Interest income – securities lending decreased $35.3 million to $7.0 million during the three months ended September 30, 2024 from $42.3 million during the three months ended September 30, 2023. The decrease was due to a reduction in the securities borrowed balance from $2,782.0 million as of September 30, 2023 to $64.0 million as of September 30, 2024.
Revenues from the sale of goods decreased $4.8 million to $55.2 million during the three months ended September 30, 2024 from $60.0 million during the three months ended September 30, 2023. The decrease was primarily related to a decrease of $8.6 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide and a decrease of $0.3 million from the Communications segment, partially offset by an increase of $4.1 million in All Other consisting of $3.7 million in sales of goods from Nogin which we acquired in the second quarter of 2024 and $0.4 million in sales of goods from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023. Cost of goods sold for the three months ended September 30, 2024 decreased approximately $1.9 million to $40.3 million from $42.2 million during the three months ended September 30, 2023. The decrease in cost of goods sold was primarily attributable to decreases of $4.1 million in the Consumer Products segment and $0.4 million in the Communications segment, partially offset by an increase of $2.6 million from All Other, primarily from Nogin which we acquired in the second quarter of 2024.
Operating Expenses
Direct Cost of Services
Direct cost of services decreased approximately $3.0 million to $49.7 million during the three months ended September 30, 2024 from $52.6 million during the three months ended September 30, 2023. The decrease in direct cost of services was primarily attributable to a decrease of $9.8 million from the Communications segment, partially offset by an increase of $6.8 million from All Other consisting of $3.7 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, $3.0 million from Nogin which we acquired in the second quarter of 2024, and $0.1 million from the regional environmental services business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the three months ended September 30, 2024 and 2023 were comprised of the following:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$31,270	16.9%	$63,798	31.5%	$(32,528)	(51.0)%
Wealth Management segment	49,279	26.7%	48,966	24.2%	313	0.6%
Financial Consulting segment	19,813	10.7%	17,925	8.9%	1,888	10.5%
Communications segment	21,533	11.7%	28,394	14.0%	(6,861)	(24.2)%
Consumer Products segment	16,893	9.2%	18,809	9.3%	(1,916)	(10.2)%
Corporate and All Other	45,817	24.8%	24,429	12.1%	21,388	87.6%
Total selling, general & administrative expenses	$184,605	100.0%	$202,321	100.0%	$(17,716)	(8.8)%
Total selling, general and administrative expenses decreased by $17.7 million to $184.6 million during the three months ended September 30, 2024 from $202.3 million during the three months ended September 30, 2023. The decrease was primarily due to decreases of $32.5 million in the Capital Markets segment, $6.9 million in the Communications segment, and $1.9 million in the Consumer Products segment, partially offset by increases of $21.4 million in Corporate and All Other, $1.9 million in the Financial Consulting segment, and $0.3 million in the Wealth Management segment.
Capital Markets

Selling, general and administrative expenses in the Capital Markets segment decreased by $32.5 million to $31.3 million during the three months ended September 30, 2024 from $63.8 million during the three months ended September 30, 2023. The decrease was primarily due to decreases of $26.8 million in payroll and related expenses, which primarily related to decreases in commissions paid, share based compensation and other payroll expenses, $4.0 million in consulting expenses of which $2.9 million related to an advisory agreement which ended in August of 2023, $0.8 million in clearing and execution costs, $0.7 million in business development activities, $0.7 million in investment banking deal expenses, $0.6 million in foreign currency fluctuation, and $0.2 million in other expenses, partially offset by an increase of $1.3 million in legal expenses. The advisory agreement was terminated in August 2023 in connection with the FRG take private transaction as more fully described in Note 2(h) of the accompanying condensed consolidated financial statements and there was no expense during the three months ended September 30, 2024 as compared to the prior year when the expense totaled $2.9 million. For any given reporting period in 2023, the advisory agreement would result in an expense being reported in selling, general and administrative expenses when realized and unrealized gains on certain invested balances in the Company’s broker-dealer subsidiary exceeded a minimum return on the invested balances during such period; in addition, a decrease in the invested balance in value during such reporting period would result in the reporting of a credit to selling, general and administrative expense. During the three months ended September 30, 2023, the Company recorded an advisory fee of $2.9 million in accordance with the advisory agreement due to the realized and unrealized gains earned.

Wealth Management
Selling, general and administrative expenses in the Wealth Management segment increased by $0.3 million to $49.3 million during the three months ended September 30, 2024 from $49.0 million during the three months ended September 30, 2023, primarily due to payroll and related expenses.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $1.9 million to $19.8 million during the three months ended September 30, 2024 from $17.9 million during the three months ended September 30, 2023. The increase was primarily due to an increase of $1.6 million in payroll and related expenses related to a business acquired in the third quarter of 2023 and an increase in headcount and an increase of $0.3 million in other expenses.
Communications
Selling, general and administrative expenses in the Communications segment decreased $6.9 million to $21.5 million for the three months ended September 30, 2024 from $28.4 million for the three months ended September 30, 2023. The decrease was primarily due to decreases of $2.7 million in payroll and related expenses, $1.9 million in depreciation and amortization expenses, non-recurring receipt of $1.2 million refund of regulatory taxes that were overpaid in the prior year based on estimated billing, $0.8 million in communications expenses, and $0.3 million in other expenses. The decrease in payroll and related expenses and other expenses was primarily due to cost savings in 2024 resulting from the implementation of cost savings programs in second half of 2023 that included a reduction in headcount and other operating expenses and sale of the Lingo carrier business in the third quarter of 2024.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased $1.9 million to $16.9 million for the three months ended September 30, 2024 from $18.8 million during the three months ended September 30, 2023. The decrease was primarily due to decreases of $0.7 million in payroll and related expenses due to reduced headcount, $0.7 million in depreciation and amortization expense due to items being fully amortized, $0.7 million in currency fluctuation, and $0.6 million in other expenses due to efforts to reduce costs, partially offset by an increase of $0.8 million in professional fees.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased approximately $21.4 million to $45.8 million during the three months ended September 30, 2024 from $24.4 million during the three months ended September 30, 2023. The increase was primarily due to increases of $9.3 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, $9.1 million from Nogin which we acquired in the second quarter of 2024, $3.1 million in legal expenses, $2.8 million in currency fluctuation, $2.0 million from the regional environmental services business, $1.6 million in accounting expenses, $1.0 million in transaction costs, $0.9 million in other expenses, and $0.5 million in consulting expenses, partially offset by decreases of $7.5 million in payroll and related expenses, which primarily related to decreases in share based compensation and other variable compensation, $0.9 million related to the landscaping business that was sold in 2023 and $0.7 million in outside contractor expenses.
Other Income (Expense). Other income included interest income of $1.4 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively. Dividend income was $0.7 million during the three months ended September 30, 2024 compared to $3.4 million during the three months ended September 30, 2023. Realized and unrealized (losses) gains on investments was a loss of $22.2 million during the three months ended September 30, 2024 compared to a loss of $77.3 million during the three months ended September 30, 2023. The change was primarily due to increases in the valuation of our investments in Babcock & Wilcox Enterprises, Inc. of $43.2 million, Alta Equipment Group, Inc. of $17.9 million, Double Down Interactive Co., Ltd of $17.3 million, partially offset by a decrease in valuation of Freedom VCM Holdings, LLC of $49.0 million. Change in fair value of financial instruments and other was a gain of $0.5 million during the three months ended September 30, 2024 and a loss of $4.2 million during the three months ended September 30, 2023. Interest expense was $33.0 million during the three months ended September 30, 2024 compared to $37.5 million during the three months ended September 30, 2023. The decrease in interest expense was due to lower debt balances during the three months ended September 30, 2024. The decreases in interest expense primarily consisted of $5.4 million from the Nomura term loan, $2.1 million from the Pathlight term loan, $2.5 million from the issuance of senior notes, $1.5 million from the Nomura revolving credit facility, $0.2 million and $0.6 million from the Targus term loan and revolver, respectively, $0.4 million from the BRPAC term loan, and $0.3 million from the Lingo term loan, partially offset by increases in interest expense of $0.7 million from the bebe term loan, and $0.4 million from the Nogin secured convertible promissory note.
Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes was $134.3 million during the three months ended September 30, 2024 compared to loss before income taxes of $123.7 million during the three months ended September 30, 2023. The change was due to a decrease in revenue of $164.0 million, an decrease in operating expenses of $90.2 million, and a decrease of $2.7 million in dividend income, partially offset by a change in realized and unrealized (losses) gains on investments of $55.1 million, a decrease in change in fair value of financial instruments and other of $4.6 million, a decrease in interest expense of $4.5 million and an increase of $1.3 million in interest income.
(Provision for) Benefit from Income Taxes. Provision for income taxes was $14.5 million during the three months ended September 30, 2024 compared to a benefit from income taxes of $23.6 million during the three months ended September 30, 2023. The effective income tax rate was 10.8% for the three months ended September 30, 2024 as compared to 19.1% for the three months ended September 30, 2023.
Loss from Continuing Operations. Loss from continuing operations was $148.9 million during the three months ended September 30, 2024 compared to $100.0 million during the three months ended September 30, 2023. The change was due to a decrease of $73.8 million in operating loss, change in income tax benefit to provision of $38.1 million and a decrease of $2.7 million in dividend income, partially offset by a change in realized and unrealized (losses) gains on investments of $55.1 million, a decrease in change in fair value of financial instruments and other of $4.6 million, a decrease in interest expense of $4.5 million and an increase of $1.3 million in interest income.

(Loss) Income from Discontinued Operations, Net of Income Taxes. On October 25, 2024, we and our subsidiary bebe stores, inc. (“bebe”) have completed a transaction for our brand assets yielding approximately $236.0 million in cash proceeds. The results have been presented as discontinued operations for the three months ended September 30, 2024. Loss from discontinued operations, net of tax for Brands Transaction was $134.4 million during the three months ended September 30, 2024 compared to income from discontinued operations of $10.3 million during the three months ended September 30, 2023. The loss from discontinued operations is primarily due to realized and unrealized losses incurred on the brand equity investments during the three months ended September 30, 2024 from the planned securitization transaction and Sale of equity investments by the Company’s majority owned subsidiary bebe, as more fully discussed in Note 4 to the accompanying condensed consolidated financial statements.
On November 15, 2024, we completed the sale of our Great American Group and its results have been presented as discontinued operations for the three months ended September 30, 2024. Loss from discontinued operations, net of tax for Great American Group was $4.4 million for the three months ended September 30, 2024, compared to income from discontinued operations of $13.4 million during the three months ended September 30, 2023. Refer to Note 4 to the accompanying condensed consolidated financial statements for additional information.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net loss generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests was $3.2 million during the three months ended September 30, 2024 compared to net loss of $2.5 million during the three months ended September 30, 2023.
Net Loss Attributable to the Company. Net loss attributable to the Company was $284.4 million during the three months ended September 30, 2024 compared to net loss attributable to the Company of $73.8 million for the three months ended September 30, 2023. The decrease was due to a change in operating (loss) income of $73.8 million, a change in provision for income taxes of $38.1 million, a change in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $0.7 million, and a decrease in realized and unrealized (losses) gains on investments of $55.1 million, a decrease of $2.7 million in dividend income, partially offset by a decrease in interest expense of $4.5 million, an increase in change in fair value of financial instruments and other of $4.6 million, and an increase of $1.3 million in interest income.

Preferred Stock Dividends. Preferred stock dividends were $2.0 million for the three months ended September 30, 2024 and 2023. Dividends on the Series A preferred paid during the three months ended September 30, 2024 and 2023 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the three months ended September 30, 2024 and 2023 were $0.4609375 per depository share.
Net Loss Available to Common Shareholders. Net loss available to common shareholders was $286.4 million during the three months ended September 30, 2024 compared to net loss available to common shareholders $75.8 million during the three months ended September 30, 2023. The decrease was due to a change in operating (loss) income of $73.8 million, a change in provision for income taxes of $38.1 million, a change in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $0.7 million, and a decrease of $2.7 million in dividend income, partially offset by a decrease in realized and unrealized (losses) gains on investments of $55.1 million, a decrease in interest expense of $4.5 million, an increase in change in fair value of financial instruments and other of $4.6 million, and an increase of $1.3 million in interest income.
Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues:
Services and fees	$660,946	$662,181	$(1,235)	(0.2)%
Trading (loss) income	(50,226)	31,723	(81,949)	n/m
Fair value adjustments on loans	(259,260)	51,623	(310,883)	n/m
Interest income - loans	51,894	102,535	(50,641)	(49.4)%
Interest income - securities lending	69,614	119,580	(49,966)	(41.8)%
Sale of goods	164,254	184,301	(20,047)	(10.9)%
Total revenues	637,222	1,151,943	(514,721)	(44.7)%
Operating expenses:
Direct cost of services	168,008	156,373	11,635	7.4%
Cost of goods sold	118,897	129,490	(10,593)	(8.2)%
Selling, general and administrative expenses	577,377	579,964	(2,587)	(0.4)%
Restructuring charge	925	949	(24)	(2.5)%
Impairment of goodwill and tradenames	27,681	37,233	(9,552)	(25.7)%
Interest expense - Securities lending and loan participations sold	65,055	106,572	(41,517)	(39.0)%
Total operating expenses	957,943	1,010,581	(52,638)	(5.2)%
Operating (loss) income	(320,721)	141,362	(462,083)	n/m
Other income (expense):
Interest income	2,909	3,455	(546)	(15.8)%
Dividend income	4,139	9,541	(5,402)	(56.6)%
Realized and unrealized losses on investments	(212,362)	(77,020)	(135,342)	175.7%
Change in fair value of financial instruments and other	627	(3,998)	4,625	(115.7)%
Income (loss) from equity investments	12	(175)	187	(106.9)%
Interest expense	(102,195)	(118,630)	16,435	(13.9)%
Loss from continuing operations before income taxes	(627,591)	(45,465)	(582,126)	n/m
Provision for income taxes	(17,915)	(3,045)	(14,870)	n/m
Loss from continuing operations	(645,506)	(48,510)	(596,996)	n/m
(Loss) income from discontinued operations, net of income taxes	(123,827)	32,543	(156,370)	n/m
Net loss	(769,333)	(15,967)	(753,366)	n/m
Net loss attributable to noncontrolling interests	(2,167)	(5,680)	3,513	(61.8)%
Net loss attributable to B. Riley Financial, Inc.	(767,166)	(10,287)	(756,879)	n/m
Preferred stock dividends	6,045	6,042	3	—%
Net loss available to common shareholders	$(773,211)	$(16,329)	$(756,882)	n/m

n/m - Not applicable or not meaningful.
Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Services and fees:
Capital Markets segment	$141,026	$183,803	$(42,777)	(23.3)%
Wealth Management segment	150,153	146,660	3,493	2.4%
Financial Consulting segment	69,383	52,325	17,058	32.6%
Communications segment	225,055	250,523	(25,468)	(10.2)%
All Other	75,329	28,870	46,459	160.9%
Subtotal	660,946	662,181	(1,235)	(0.2)%

Trading (loss) income:
Capital Markets segment	(52,787)	29,488	(82,275)	n/m
Wealth Management segment	2,561	2,235	326	14.6%
Subtotal	(50,226)	31,723	(81,949)	n/m

Fair value adjustments on loans:
Capital Markets segment	(259,260)	51,623	(310,883)	n/m

Interest income - loans:
Capital Markets segment	51,894	102,535	(50,641)	(49.4)%

Interest income - securities lending:
Capital Markets segment	69,614	119,580	(49,966)	(41.8)%

Sale of goods:
Communications segment	4,079	5,145	(1,066)	(20.7)%
Consumer Products segment	152,739	179,156	(26,417)	(14.7)%
All Other	7,436	—	7,436	100.0%
Subtotal	164,254	184,301	(20,047)	(10.9)%

Total revenues	$637,222	$1,151,943	$(514,721)	(44.7)%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased $514.7 million to $637.2 million during the nine months ended September 30, 2024 from $1,151.9 million during the nine months ended September 30, 2023. The decrease in revenues during the nine months ended September 30, 2024 was primarily due to decreases in fair value adjustments on loans of $310.9 million, in the fair value of the portfolio of securities and other investments owned of $81.9 million, interest income from loans of $50.6 million, interest income from securities lending of $50.0 million, sale of goods of $20.0 million, and revenues from services and fees of $1.2 million. Of the $310.9 million decrease in fair value adjustments related to loans, $222.7 million related to the loan to VCM, $13.6 million related to the loan to Freedom VCM, $27.1 million related to the loan to Conn’s, and $0.8 million related to the loan to Badcock Receivables I. The decrease in revenue from services and fees in the nine months ended September 30, 2024 consisted of decreases in revenue of $42.8 million in the Capital Markets segment, and $25.5 million in the Communications segment, partially offset by increases in revenue of $46.5 million in All Other, $17.1 million in the Financial Consulting segment, and $3.5 million in the Wealth Management segment.
Revenues from services and fees in the Capital Markets segment decreased $42.8 million to $141.0 million during the nine months ended September 30, 2024 from $183.8 million during the nine months ended September 30, 2023. We were the lead manager on fewer underwriting engagements in 2024 than 2023. The decrease in revenues was primarily due to decreases of $25.7 million of corporate finance, consulting, and investment banking fees, $7.0 million in dividends, $5.8 million in commission fees, $2.2 million of interest income, $1.8 million in other income, and $0.2 million in asset management fees.
Revenues from services and fees in the Wealth Management segment increased $3.5 million to $150.2 million during the nine months ended September 30, 2024 from $146.7 million during the nine months ended September 30, 2023. The increase in revenues was primarily due to increases in revenue of $2.9 million from wealth and asset management fees and $1.0 million in other income, partially offset by a decrease of $0.4 million in commission fees.

Revenues from services and fees in the Financial Consulting segment increased $17.1 million to $69.4 million during the nine months ended September 30, 2024 from $52.3 million during the nine months ended September 30, 2023. The increase in revenues was primarily due to an increase of $19.0 million from the bankruptcy and restructuring, forensic and litigation, automotive restructuring, C&W, Interface Consulting and Farber divisions offset by a decrease in revenues of $1.9 million from the risk compliance and finance, valuation and due diligence divisions.
Revenues from services and fees in the Communications segment decreased $25.5 million to $225.1 million during the nine months ended September 30, 2024 from $250.5 million during the nine months ended September 30, 2023. The decrease in revenues was primarily due to decreases in subscription revenue of $24.7 million and $0.8 million in advertising and other revenue. We expect UOL, magicJack, and Marconi subscription revenue to continue to decline year-over-year.
Revenues from services and fees in All Other increased $46.5 million to $75.3 million during the nine months ended September 30, 2024 from $28.9 million during the nine months ended September 30, 2023. These revenues include merchandise rental fees and sales from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, commission fees from Nogin which we acquired in the second quarter of 2024, and the operations of a regional environmental services business and a landscaping business that we acquired in 2022 and sold in the third quarter of 2023. Revenues from services and fees in All Other increased by approximately $39.1 million related to merchandise rental fees from bebe, $8.0 million in commission fees from Nogin, and $7.3 million related to the regional environmental services business, partially offset by a decrease in revenues of $8.0 million due to the sale of the landscaping business in the fourth quarter of 2023.
Trading (loss) income decreased approximately $81.9 million to a loss of $50.2 million during the nine months ended September 30, 2024 compared to income of $31.7 million during the nine months ended September 30, 2023. The loss of $50.2 million during the nine months ended September 30, 2024 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts.
The decrease in the fair value adjustment of $310.9 million on our loans receivable during the nine months ended September 30, 2024 was primarily due to $222.7 million related to VCM, $13.6 million related to the loan to Freedom VCM, $27.1 million related to Conn’s, and $0.8 million related to Badcock Receivables I.
Interest income - loans decreased $50.6 million to $51.9 million during the nine months ended September 30, 2024 from $102.5 million during the nine months ended September 30, 2023. The decrease was due to a reduction in loan receivable balances from $549.1 million as of September 30, 2023 to $151.7 million as of September 30, 2024.
Interest income – securities lending decreased $50.0 million to $69.6 million during the nine months ended September 30, 2024 from $119.6 million during the nine months ended September 30, 2023. The decrease was due to a decrease in the securities borrowed balance from $2,782.0 million as of September 30, 2023 to $64.0 million as of September 30, 2024.
Revenues from the sale of goods decreased $20.0 million to $164.3 million during the nine months ended September 30, 2024 from $184.3 million during the nine months ended September 30, 2023. The decrease in revenues from sale of goods was attributable to a decrease of $26.4 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide and a decrease of $1.1 million from the Communications segment, partially offset by an increase of $7.4 million from All Other consisting of $6.0 million in sale of goods from Nogin which we acquired in the second quarter of 2024 and $1.4 million in sale of goods from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023. Cost of goods sold for the nine months ended September 30, 2024 decreased approximately $10.6 million to $118.9 million from $129.5 million during the nine months ended September 30, 2023. The decrease in cost of goods sold was primarily attributable to decreases of $14.3 million in the Consumer Products segment and $1.6 million in the Communications segment, partially offset by increases of $5.3 million from All Other consisting of $3.7 million from Nogin which we acquired in the second quarter of 2024 and $1.6 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023.
Operating Expenses
Direct Cost of Services
Direct cost of services increased approximately $11.6 million to $168.0 million during the nine months ended September 30, 2024 from $156.4 million during the nine months ended September 30, 2023. The increase in direct cost of services was primarily attributable to an increase of $17.1 million from All Other consisting of $12.4 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, $4.5 million from Nogin which we acquired in the second quarter of 2024, and $0.2 million from the regional environmental services business, partially offset by a decrease of $5.5 million from the Communications segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the nine months ended September 30, 2024 and 2023 were comprised of the following:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$135,816	23.5%	$177,628	30.7%	$(41,812)	(23.5)%
Wealth Management segment	148,587	25.7%	146,420	25.2%	2,167	1.5%
Financial Consulting segment	56,553	9.8%	43,166	7.4%	13,387	31.0%
Communications segment	70,886	12.3%	84,215	14.5%	(13,329)	(15.8)%
Consumer Products segment	51,464	8.9%	59,774	10.3%	(8,310)	(13.9)%
Corporate and All Other	114,071	19.8%	68,761	11.9%	45,310	65.9%
Total selling, general & administrative expenses	$577,377	100.0%	$579,964	100.0%	$(2,587)	(0.4)%
Total selling, general and administrative expenses decreased by $2.6 million to $577.4 million during the nine months ended September 30, 2024 from $580.0 million during the nine months ended September 30, 2023. The decrease was primarily due to decreases of $41.8 million in the Capital Markets segment, $13.3 million in the Communications segment, and $8.3 million in the Consumer Products segment, partially offset by increases of $45.3 million in Corporate and All Other, $13.4 million in the Financial Consulting segment, and $2.2 million in the Wealth Management segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $41.8 million to $135.8 million during the nine months ended September 30, 2024 from $177.6 million during the nine months ended September 30, 2023. The decrease was primarily due to decreases of $26.0 million in payroll and related expenses, which primarily related to decreases in commissions paid, share based compensation and other payroll expenses, $14.1 million in consulting expenses, of which $12.9 million related to an advisory agreement which ended in August of 2023, $2.2 million in clearing and execution charges, $1.5 million in investment banking deal expenses, $0.8 million in depreciation and amortization expenses, $0.6 million in business development activities and $0.1 million in other expenses, partially offset by an increase of $3.5 million in change in fair value of contingent consideration. The advisory agreement was terminated in August 2023 in connection with the FRG take private transaction as more fully described in Note 2(h) to the accompanying condensed consolidated financial statements and there was no expense during the nine months ended September 30, 2024 as compared to the prior year when the expense totaled $12.9 million. For any given reporting period in 2023, the advisory agreement would result in an expense being reported in selling, general and administrative expenses when realized and unrealized gains on certain invested balances in the Company’s broker-dealer subsidiary exceeded a minimum return on the invested balances during such period; in addition, a decrease in the invested balance in value during such reporting period would result in the reporting of a credit to selling, general and administrative expense. During the nine months ended September 30, 2023, the Company recorded an advisory fee of $12.9 million in accordance with the advisory agreement due to the realized and unrealized gains earned.

Wealth Management
Selling, general and administrative expenses in the Wealth Management segment increased by $2.2 million to $148.6 million during the nine months ended September 30, 2024 from $146.4 million during the nine months ended September 30, 2023. The increase was primarily due to increases of $4.0 million in payroll and related expenses and $1.4 million in legal settlements, partially offset by decreases of $2.5 million in other expenses and $0.7 million in software and equipment expenses.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $13.4 million to $56.6 million during the nine months ended September 30, 2024 from $43.2 million during the nine months ended September 30, 2023. The increase was primarily due to increases of $9.6 million in payroll and related expenses related to a business acquired in the third quarter of 2023, an increase in headcount, and an increase in variable compensation, $1.4 million in change in fair value of contingent consideration, $0.9 million in legal settlements, $0.7 million in travel and entertainment expenses, $0.5 million in outside contractor expenses and $0.3 million in other expenses.
Communications
Selling, general and administrative expenses in the Communications segment decreased $13.3 million to $70.9 million for the nine months ended September 30, 2024 from $84.2 million for the nine months ended September 30, 2023. The decrease was primarily due to decreases of $8.1 million in payroll and related expenses due to lower headcount, $3.0 million in depreciation and amortization expenses due to items being fully amortized, $1.6 million in regulatory taxes due to receiving credits, and $0.7 million in software and equipment. The decrease in payroll and related expenses and other expenses was primarily due to cost savings in 2024 resulting from the implementation of cost savings programs in second half of 2023 that included a reduction in headcount and other operating expenses and sale of the Lingo carrier business in the third quarter of 2024.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased $8.3 million to $51.5 million for the nine months ended September 30, 2024 from $59.8 million during the nine months ended September 30, 2023. The decrease was primarily due to decreases of $1.9 million in depreciation and amortization expense due to items being fully amortized, $1.8 million in other expenses due to efforts to reduce costs, $1.5 million in professional fees partially due to large legal expense in the prior year, $1.2 million in payroll and related expenses due to reduced headcount, $0.6 million in travel and entertainment expenses, and $0.6 million in marketing costs, partially offset by an increase of $0.5 million in share based compensation due to a reversal of performance based shares in the prior year.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased approximately $45.3 million to $114.1 million during the nine months ended September 30, 2024 from $68.8 million for the nine months ended September 30, 2023. The increase was primarily due to increases of $28.6 million from bebe in which we acquired a controlling interest and consolidated during the fourth quarter of 2023, $15.1 million from Nogin which was acquired in the second quarter of 2024, $9.0 million in legal expenses, $5.9 million in accounting expenses, $4.6 million from the regional environmental services business, $2.0 million in legal settlements, and $1.3 million in transaction costs, partially offset by decreases of $17.1 million in payroll and related expenses, which primarily related to decreases in share based compensation and other variable compensation, $2.0 million related to the landscaping business that was sold in 2023, $1.5 million in outside contractor expenses, and $0.4 million in other expenses.
Impairment of goodwill and tradenames. We recognized impairment charges of $27.7 million during the nine months ended September 30, 2024. We performed an interim impairment test as of June 30, 2024, as further discussed in Note 9 of the accompanying condensed consolidated financial statements. Based on the results of the impairment test, we recorded a non-cash impairment charge of $26.7 million related to goodwill and $1.0 million related to tradenames in the Consumer Products segment. We recognized impairment charges of $37.2 million during the nine months ended September 30, 2023 consisting of $8.0 million in impairment of indefinite-lived tradenames and $27.5 million of impairment of goodwill in the Consumer segment and $1.7 million in impairment of tradenames in the Capital Markets segment.

Other Income (Expense). Other income included interest income of $2.9 million and $3.5 million during the nine months ended September 30, 2024 and 2023, respectively. Dividend income was $4.1 million during the nine months ended September 30, 2024 compared to $9.5 million during the nine months ended September 30, 2023. Realized and unrealized losses on investments was a loss of $212.4 million during the nine months ended September 30, 2024 compared to a loss of $77.0 million during the nine months ended September 30, 2023. The change was primarily due to a decrease in the valuation of our investment in Freedom VCM Holdings, LLC of $221.0 million, partially offset by increases of $35.3 million in Babcock & Wilcox Enterprises, Inc., $34.9 million in Double Down Interactive Co., Ltd and $21.3 million in The Arena Group, Inc. Change in fair value of financial instruments and other was a gain of $0.6 million during the nine months ended September 30, 2024 and a loss of $4.0 million during the nine months ended September 30, 2023. Interest expense was $102.2 million during the nine months ended September 30, 2024 compared to $118.6 million during the nine months ended September 30, 2023. The decrease in interest expense was due to lower debt balances during the nine months ended September 30, 2024. The decreases in interest expense primarily consisted of $14.4 million from the Pathlight term loan, $8.1 million from the issuance of senior notes, $7.5 million from the Nomura term loan, $4.0 million from the Nomura revolving credit facility, $0.4 million and $1.7 million from the Targus term loan and revolver, respectively, and $1.2 million from the BRPAC term loan, partially offset by increases in interest expense of $2.1 million from the bebe term loan, and $0.6 million from the Nogin secured convertible promissory note.
Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes was $627.6 million during the nine months ended September 30, 2024 compared to loss before income taxes of $45.5 million during the nine months ended September 30, 2023. The change was due to a decrease in revenue of $514.7 million, a change in realized and unrealized losses on investments of $135.3 million, a decrease in operating expenses of $52.6 million, a decrease of $0.5 million in interest income, and a decrease of $5.4 million in dividend income, partially offset by a decrease in interest expense of $16.4 million.
Provision for Income Taxes. Provision for income taxes was $17.9 million during the nine months ended September 30, 2024 compared to a provision for income taxes of $3.0 million during the nine months ended September 30, 2023. The effective income tax rate was 2.9% for the nine months ended September 30, 2024 as compared to 6.7% for the nine months ended September 30, 2023.
Loss from Continuing Operations. Loss from continuing operations was $645.5 million during the nine months ended September 30, 2024 compared to loss of $48.5 million during the nine months ended September 30, 2023. The change was due to a change in operating (loss) income of $462.1 million, a decrease in realized and unrealized losses on investments of $135.3 million, a decrease of $0.5 million in interest income, and a decrease of $5.4 million in dividend income, partially offset by a change in provision for income taxes of $14.9 million and a decrease in interest expense of $16.4 million.

(Loss) Income from Discontinued Operations, Net of Income Taxes. On October 25, 2024, we and our subsidiary bebe stores, inc. (“bebe”) have completed a transaction for our brand assets yielding approximately $236.0 million in cash proceeds. The results have been presented as discontinued operations for the nine months ended September 30, 2024. Loss from discontinued operations, net of tax for Brands Transaction was $112.6 million during the nine months ended September 30, 2024 compared to income from discontinued operations of $21.7 million during the nine months ended September 30, 2023. The loss from discontinued operations is primarily due to realized and unrealized losses incurred on the brand equity investments during the three months ended September 30, 2024 from the planned securitization transaction and Sale of equity investments by the Company’s majority owned subsidiary bebe, as more fully discussed in Note 4 to the accompanying condensed consolidated financial statements.
On November 15, 2024, we completed the sale of our Great American Group and its results have been presented as discontinued operations for the three months ended September 30, 2024. Loss from discontinued operations, net of tax for Great American Group was $11.2 million for the nine months ended September 30, 2023, compared to income from discontinued operations of $10.8 million during the nine months ended September 30, 2023. Refer to Note 4 to the accompanying condensed consolidated financial statements for additional information.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests. Net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net loss generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests was $2.2 million during the nine months ended September 30, 2024 compared to net loss of $5.7 million during the nine months ended September 30, 2023.

Net Loss Attributable to the Company. Net loss attributable to the Company was $767.2 million during the nine months ended September 30, 2024 compared to net loss attributable to the Company of $10.3 million for the nine months ended September 30, 2023. The decrease was due to a change in operating (loss) income of $462.1 million, a decrease in realized and unrealized losses on investments of $135.3 million, a change in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $3.5 million, a decrease of $0.5 million in interest income, and a decrease of $5.4 million in dividend income, partially offset by a change in provision for income taxes of $14.9 million and a decrease in interest expense of $16.4 million.
Preferred Stock Dividends. Preferred stock dividends were $6.0 million for the nine months ended September 30, 2024 and 2023. Dividends on the Series A preferred paid during the nine months ended September 30, 2024 and 2023 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the nine months ended September 30, 2024 and 2023 were $0.4609375 per depository share.
Net Loss Available to Common Shareholders. Net loss available to common shareholders was $773.2 million during the nine months ended September 30, 2024 compared to net loss available to common shareholders $16.3 million during the nine months ended September 30, 2023. The decrease was due to a change in operating (loss) income of $462.1 million, a decrease in realized and unrealized losses on investments of $135.3 million, a change in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests of $3.5 million, a decrease of $0.5 million in interest income, and a decrease of $5.4 million in dividend income, partially offset by a change in provision for income taxes of $14.9 million and a decrease in interest expense of $16.4 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the nine months ended September 30, 2024 and 2023, we generated net losses of $645.5 million and $48.5 million, respectively. The Company operates a number of businesses in its segments that provide steady cash flows and operating income throughout the year, however, our cash flows and profitability are impacted by capital market engagements.
As of September 30, 2024, we had $159.2 million of unrestricted cash and cash equivalents, $1.4 million of restricted cash, $341.8 million of securities and other investments owned, at fair value, $151.7 million of loans receivable, at fair value, and $2,067.8 million of borrowings outstanding. The borrowings outstanding of $2,067.8 million as of September 30, 2024 included $1,529.6 million from the issuance of series of senior notes that are due at various dates ranging from February 28, 2025 to August 31, 2028 with interest rates ranging from 5.00% to 6.50%, $490.7 million in term loans borrowed pursuant to the Tiger US Holdings Inc. (“Targus”), Lingo Management, LLC (“Lingo Management”), BRPI Acquisition Co LLC (“BRPAC”), Nomura Corporate Fundings Americas, LLC (“Nomura”), and bebe credit agreements discussed below, $13.7 million of revolving credit facility under the Targus credit facility discussed below, and $29.9 million of notes payable.
In November 2024, the Company also entered into a transaction whereby all of its interests in the Great American Group businesses was contributed to a newly formed subsidiary and issued preferred and common units to an investor for a purchase price of approximately $203.0 million referred to as the Great American Transaction above. In connection with such transaction, the Company used proceeds to further reduce the outstanding balance on the Nomura credit facility from $216.6 million to $125.0 million. The Company has $145.3 million of 6.375% Senior Notes due on February 28, 2025 that mature and will use cash on hand to repay these senior notes.
We believe that our current cash and cash equivalents, securities and other investments owned, funds available under our asset based credit facility and funds available under the Targus revolving credit facility and cash expected to be generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements.
The Company also has $217.4 million of the $1,529.6 million of Senior Notes outstanding at September 30, 2024 that are due to mature on March 31, 2026. The Company is considering a number of additional strategic alternatives to satisfy this obligation; which among other things, includes: existing cash on hand; the sale of a portion of the Company’s traditional (W-2) Wealth Management business (as more further discussed above); the sale of non-core businesses; and the sale or refinancing of other assets and investments. There can be no assurance that these contemplated transactions will occur and in the event these transactions are not completed it could have a material impact on the Company’s financial condition.

Due to the fact that we are no longer a well-known seasoned issued and no longer eligible to file a short form registration statement with the SEC, accessing the capital markets could take longer and cost more than would otherwise be the case. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the nine months ended September 30, 2024, we paid cash dividends on our common stock of $33.6 million. During the year ended December 31, 2023, we paid cash dividends on our common stock of $141.1 million. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of common stock dividend activity for the nine months ended September 30, 2024 and the year ended December 31, 2023 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Amount
May 15, 2024	June 11, 2024	May 27, 2024	$0.50
February 29, 2024	March 22, 2024	March 11, 2024	0.50
November 8, 2023	November 30, 2023	November 20, 2023	1.00
July 25, 2023	August 21, 2023	August 11, 2023	1.00
May 4, 2023	May 23, 2023	May 16, 2023	1.00
February 22, 2023	March 23, 2023	March 10, 2023	1.00

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of September 30, 2024, dividends in arrears in respect of the Depositary Shares were $0.8 million. On October 16, 2024, the Company declared a cash dividend of $0.4296875 per Depositary Share, which was paid on October 31, 2024 to holders of record as of the close of business on October 28, 2024. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of September 30, 2024, dividends in arrears in respect of the Depositary Shares were $0.5 million. On October 16, 2024, the Company declared a cash dividend of $0.4609375 per Depositary Share, which was paid on October 31, 2024 to holders of record as of the close of business on October 28, 2024. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.

A summary of preferred stock dividend activity for the nine months ended September 30, 2024 and the year ended December 31, 2023 was as follows:

		Stockholder	Preferred Dividend per Depositary Share
Date Declared	Date Paid	Record Date	Series A	Series B
July 9, 2024	July 31, 2024	July 22, 2024	$0.4296875	$0.4609375
April 9, 2024	April 30, 2024	April 22, 2024	0.4296875	0.4609375
January 9, 2024	January 31, 2024	January 22, 2024	0.4296875	0.4609375
October 10, 2023	October 31, 2023	October 23, 2023	0.4296875	0.4609375
July 11, 2023	July 31, 2023	July 21, 2023	0.4296875	0.4609375
April 10, 2023	May 1, 2023	April 21, 2023	0.4296875	0.4609375
January 9, 2023	January 31, 2023	January 20, 2023	0.4296875	0.4609375
Our principal sources of liquidity to finance our business are our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.
Cash Flow Summary

	Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$266,294	$(40,957)
Investing activities	25,529	312,954
Financing activities	(354,722)	(285,459)
Effect of foreign currency on cash	(1,092)	(3,116)
Net decrease in cash, cash equivalents and restricted cash	$(63,991)	$(16,578)
Cash provided by operating activities was $266.3 million during the nine months ended September 30, 2024 compared to cash used in operating activities of $41.0 million during the nine months ended September 30, 2023. Cash provided by operating activities for the nine months ended September 30, 2024 consisted of the impact of net loss of $769.3 million, noncash items of $394.9 million, and changes in operating assets and liabilities of $640.7 million. The positive cash flow impact from noncash items of $394.9 million included fair value adjustments of $261.4 million, loss on disposal of discontinued operations of $39.5 million, depreciation and amortization of $34.1 million, impairment of goodwill and tradenames of $27.7 million, deferred income taxes of $20.5 million, share-based compensation of $17.6 million, depreciation of rental merchandise of $11.7 million, provision for credit losses of $2.5 million, income allocated for mandatorily redeemable noncontrolling interests of $1.4 million, effect of foreign currency of $0.3 million, partially offset by non-cash interest and other of $26.3 million, and gain on sale of business, disposal of fixed assets, and other of $0.7 million. Cash used in operating activities for the nine months ended September 30, 2023 consisted of the impact of net loss of $16.0 million, noncash items of $40.9 million, and changes in operating assets and liabilities of $65.9 million. The positive cash flow impact from noncash items of $40.9 million included depreciation and amortization of $38.1 million, share-based compensation of $35.3 million, provision for credit losses of $5.9 million, impairment of goodwill and tradenames of $37.2 million, loss on extinguishment of debt of $5.3 million, income allocated for mandatorily redeemable noncontrolling interests of $1.3 million, effect of foreign currency of $0.7 million, income from equity investments of $0.2 million and dividends from equity investments of $0.2 million, partially offset by fair value adjustments of $42.8 million, deferred income taxes of $21.4 million, gain on sale of businesses, disposal of fixed assets, and other of $9.6 million, and noncash interest and other of $9.4 million.
Cash provided by investing activities was $25.5 million during the nine months ended September 30, 2024 compared to cash provided by investing activities of $313.0 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, cash provided by investing activities consisted of cash provided by loans receivable repayment of $105.3 million, sale of loans receivable of $22.8 million, and proceeds from sale of loan participations of $4.0 million, partially offset by cash used in purchases of loans receivable of $79.9 million, acquisition of businesses and minority interest, net of cash acquired of $19.1 million, purchases of property and equipment of $6.7 million, purchases of equity and other investments of $1.1 million, and sale of business, net of cash sold and other of $0.3 million. During the nine months ended September 30, 2023, cash provided by investing activities consisted of cash received from loans receivable repayment of $543.6 million, funds received from trust account of subsidiary of $175.8 million, proceeds from sale of business, net of cash sold and other of $17.3 million, and sale of loan receivable of $7.5 million, partially offset by cash used for purchases of loans receivable of $405.4 million, acquisition of businesses and minority interest of $15.3 million, purchases of equity and other investments of $4.9 million, and purchases of property and equipment of $5.8 million.
Cash used in financing activities was $354.7 million during the nine months ended September 30, 2024 compared to cash used in financing activities of $285.5 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, cash used in financing activities primarily consisted of $140.5 million used to redeem senior notes, $94.2 million used in payment of revolving lines of credit, $138.6 million used in the repayment of term loan, $33.6 million used to pay dividends on our common shares, $6.2 million used to repay our notes payable and other, $6.0 million used to pay dividends on our preferred shares, $7.4 million used to pay contingent consideration, $4.6 million in distributions to noncontrolling interests, $3.5 million used to pay debt issuance and offering costs, and $3.1 million used in payment of ESPP and employment taxes on vesting of restricted stock, partially offset by cash provided by $64.1 million in proceeds from revolving line of credit, $15.0 million in proceeds from notes payable, $3.2 million in contributions from noncontrolling interests, and $0.7 million in proceeds from exercise of warrants. During the nine months ended September 30, 2023, cash used in financing activities primarily consisted of $175.8 million used in redemption of subsidiary temporary equity and distributions, $504.2 million used in the repayment of term loan, $111.0 million used to pay dividends on our common shares, $261.7 million used in repayment of revolving line of credit, $58.9 million used to redeem senior notes, $53.7 million used to repurchase our common shares, $27.2 million used in the payment of debt issuance and offering costs, $11.9 million used to repay our notes payable and other, $8.6 million used in payment of ESPP and employment taxes on vesting of restricted stock, $6.0 million used to pay dividends on our preferred shares, $4.0 million in distributions to noncontrolling interests, and $1.9 million used in the payment of contingent consideration, partially offset by cash provided by $628.2 million in proceeds from term loans, $191.3 million in proceeds from revolving line of credit, $4.3 million in contributions from noncontrolling interests, and $0.5 million in proceeds from issuance of preferred stock.
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
The Targus Credit Agreement is secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement which totals approximately $204.0 million. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, we entered into Amendment No. 1 and Amendment No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio and the minimum earnings before interest, taxes, depreciation, and amortization requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023, respectively. Amendment No. 2 also provided, among other things, with a cure right for us to provide a capital contribution to Targus in the event of a financial covenant breach. For the period ended September 30, 2023, the Fixed Charge Coverage Ratio “FCCR” covenant was not fulfilled in accordance with the Targus Credit Agreement and for the period ended December 31, 2023, the FCCR and minimum EBITDA covenant was not fulfilled in accordance with the Targus Credit Agreement. However, the amendments to the Targus Credit Agreement and the capital contributions made to the subsidiary cured the covenant breaches. On June 27, 2024 we entered into Amendment No. 3 to the Targus Credit Agreement to replace the terminating Canadian benchmark interest rate with the Term CORRA Reference Rate. For the period ended June 30, 2024, the minimum EBITDA covenant was also breached. On August 14, 2024, we contributed $1.6 million to Targus to cure a minimum EBITDA financial covenant requirement for the period ended June 30, 2024. For the period ended September 30, 2024, the minimum EBITDA covenant was also breached. On November 7, 2024, we entered into Amendment No. 4 to the Targus Credit Agreement, which among other things, reduced revolving loan sublimits, modified the FCCR covenant, removed the minimum EBITDA requirement, imposed a minimum undrawn availability covenant, and modified the terms of the Keepwell. Amendment No. 4 to the Targus Credit Agreement also waived the September 30, 2024 minimum EBITDA covenant breach. Concurrently with the effectiveness of Amendment No. 4 to the Targus Credit Agreement, the Company repaid the outstanding balance of the term loan in full with $2.1 million of revolver loan advances and $7.5 million of cash from the Company.
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
As of September 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $11.5 million (net of unamortized debt issuance costs of $0.2 million) and $17.8 million (net of unamortized debt issuance costs of $0.4 million), respectively, and the outstanding balance on the revolver loan was $13.7 million and $43.8 million, respectively. Interest expense on these loans during the three and nine months ended September 30, 2024 was $1.0 million (including amortization of deferred debt issuance costs of $0.2 million and unused commitment fees of $0.02 million) and $3.4 million (including amortization of deferred debt issuance costs of $0.6 million and unused commitment fees of $0.1 million), respectively. Interest expense on these loans during the three and nine months ended September 30, 2023 was $1.8 million (including amortization of deferred debt issuance costs of $0.1 million and unused commitment fees of $0.02 million) and $5.5 million (including amortization of deferred debt issuance costs of $0.4 million and unused commitment fees of $0.06 million), respectively. The interest rate on the term loan was 11.18% and 10.20% and the interest rate on the revolver loan ranged between 8.96% to 11.25% and between 8.45% to 11.25% as of September 30, 2024 and December 31, 2023, respectively. The weighted average interest rate on the revolver loan was 9.04% and 8.53% as of September 30, 2024 and December 31, 2023, respectively.
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
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of September 30, 2024 and December 31, 2023, the interest rate on the Lingo Credit Agreement was 8.59% and 8.70%, respectively.
The Lingo Credit Agreement is guaranteed by the Company and Lingo's subsidiaries and secured by certain Lingo assets and equity interests as collateral which totals approximately $230.1 million defined in the Lingo Credit Agreement. The agreement contains certain covenants, including those limiting the Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. We are in compliance with all financial covenants in the Lingo Credit Agreement as of September 30, 2024.
Principal outstanding is due in quarterly installments. The quarterly installments from September 30, 2024 to December 31, 2024 are in the amount of $2.7 million per quarter, quarterly installments from March 31, 2025 to June 30, 2027 are in the amount of $3.7 million, and the remaining principal balance is due at final maturity on August 16, 2027.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $55.0 million (net of unamortized debt issuance costs of $0.6 million) and $63.2 million (net of unamortized debt issuance costs of $0.7 million), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2024 was $1.4 million (including amortization of deferred debt issuance costs of $0.1 million) and $4.3 million (including amortization of deferred debt issuance costs of $0.2 million), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2023 was $1.6 million (including amortization of deferred debt issuance costs of $0.1 million) and $4.8 million (including amortization of deferred debt issuance costs of $0.2 million), respectively.
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
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe's credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25.0 million five-year term loan with a maturity date of August 24, 2026 is included in the Company's long-term debt. The term loan bears interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 5.50% to 6.00% per annum, depending on the total fixed charge coverage ratio as defined in the bebe Credit Agreement. As of September 30, 2024 and December 31, 2023, the interest rate on the bebe Credit Agreement was 10.78% and 11.14%, respectively.
The bebe Credit Agreement is collateralized by a first lien on all bebe assets and pledges of capital stock including equity interests which totals approximately $110.9 million. The agreement contains certain covenants, including those limiting the borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the agreement requires bebe to maintain certain financial ratios. The agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $21.7 million (net of unamortized debt issuance costs of $0.5 million) and $22.5 million (net of unamortized debt issuance costs of $0.6 million), respectively. Interest expense on the term loan during the three and nine months ended September 30, 2024 was $0.7 million (including amortization of deferred debt issuance costs of $0.1 million) and $2.1 million (including amortization of deferred debt issuance costs of $0.2 million), respectively. Principal outstanding is due in quarterly installments through June 30, 2026 in the amount of $0.3 million per quarter and the remaining principal balance of $20.0 million is due at final maturity on August 24, 2026.
On October 25, 2024, upon the closing of the Brands Transaction as described in Note 4 – Discontinued Operations of the accompanying condensed consolidated financial statements, proceeds of $22.2 million was used to pay off the then outstanding balance of the loan in full and $0.2 million of loan payoff expenses.
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
The Credit Agreement is secured on a first priority basis by a security interest in the equity interests of the Borrower and each of the Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the Borrower and the Guarantors. The borrowing base as defined in the Credit Agreement consists of a collateral pool that includes certain of the Company's loans receivables in the amount of $209.9 million (which is included in the total loans receivable, at fair value balance of $151.7 million reported in our condensed consolidated balance sheet at September 30, 2024) and $375.8 million (which is included in the total loans receivable, at fair value balance of $532.4 million reported in our condensed consolidated balance sheet at December 31, 2023) and investments in the amount of $706.7 million (which is included in the total securities and other investments owned, at fair value of $341.8 million reported in our condensed consolidated balance sheet at September 30, 2024) and $786.7 million (which is included in the total securities and other investments owned, at fair value of $809.0 million reported in our condensed consolidated balance sheet at December 31, 2023) as of September 30, 2024 and December 31, 2023, respectively. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. We are in compliance with all financial covenants in the Credit Agreement as of September 30, 2024. On September 17, 2024, we entered into Amendment No. 4 to our credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fourth Amendment”). On September 17, 2024, we made a payment of $85.9 million which consisted of a principal payment of $85.1 million and accrued interest of $0.7 million. Loan fees incurred in connection with the Fourth Amendment totaled $5.9 million of which $3.5 million was added to the principal balance of the term loan. After giving effect to these amounts, the outstanding principal balance on the term loan was reduced from $469.8 million to $388.1 million. In connection with the Fourth Amendment, the revolving credit facility in the amount of $100.0 million which had no balance outstanding at September 17, 2024 was terminated and we are required to reduce the principal amount of the term loan to be no greater than $100.0 million on or prior to September 30, 2025. The maturity date of the term loan is August 21, 2027 and all outstanding principal is required to be paid. The Fourth Amendment contains certain provisions related to borrowing base, including specific treatment for certain assets in the calculation of borrowing base and also includes mandatory prepayment provisions regarding asset sales. Interest on the term loan increased to: SOFR loans will accrue interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans will accrue interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. On December 9, 2024, the Company entered into Amendment No. 5 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fifth Amendment”). The Fifth Amendment extended the springing maturity date of the term loans if more than $25.0 million aggregate principal amount of the 5.50% 2026 Notes is outstanding to February 3, 2026 and permits under certain conditions an additional $10.0 million of telecommunications financing. On January 3, 2025, we entered into Amendment No. 6 to our credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Sixth Amendment”). The

Sixth Amendment agreed to permit under certain conditions the contribution by BRPI of 100% of the equity interests in Lingo to BRPAC in connection with the entry into the BRPAC Credit Agreement. There was no fee charged in connection with the Sixth Amendment.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $369.5 million (net of unamortized debt issuance costs of $18.8 million) and $475.1 million (net of unamortized debt issuance costs of $18.7 million), respectively. Interest on the term loan during the three months ended September 30, 2024 and 2023 was $6.1 million (including amortization of deferred debt issuance costs of $1.4 million) and $11.3 million (including amortization of deferred debt issuance costs of $0.8 million), respectively, and during the nine months ended September 30, 2024 and 2023 was $18.8 million (including amortization of deferred debt issuance costs of $3.6 million) and $26.1 million (including amortization of deferred debt issuance costs of $1.8 million), respectively. The interest rate on the term loan as of September 30, 2024 and December 31, 2023 was 12.13% and 11.37%, respectively.

We had an outstanding balance of zero under the revolving facility as of September 30, 2024 and December 31, 2023. Interest on the revolving facility during the three months ended September 30, 2024 and 2023 was $0.4 million (including unused commitment fees of $0.2 million and amortization of deferred financing costs of $0.2 million) and $1.9 million (including unused commitment fees of $0.05 million and amortization of deferred financing costs of $0.2 million), respectively, and during the nine months ended September 30, 2024 and 2023 was $1.4 million (including unused commitment fees of $0.7 million and amortization of deferred financing costs of $0.7 million) and $5.4 million (including unused commitment fees of $0.08 million and amortization of deferred financing costs of $0.5 million), respectively. The interest rate on the Revolving Credit Facility as of September 30, 2024 and December 31, 2023 was 11.37%.
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
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties which totals approximately $185.0 million, including a pledge of (a) 100% of the equity interests of the Credit Parties; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the BRPAC Credit Agreement. We are in compliance with all financial covenants in the BRPAC Credit Agreement as of September 30, 2024.
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

The borrowings under the amended BRPAC Credit Agreement bear interest equal to the term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of September 30, 2024 and December 31, 2023, the interest rate on the BRPAC Credit Agreement was 8.10% and 8.46%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. The quarterly installments from September 30, 2024 to December 31, 2026 are in the amount of $3.2 million per quarter, the quarterly installment on March 31, 2027 is in the amount of $2.4 million, and the remaining principal balance is due at final maturity on June 30, 2027.
As of September 30, 2024 and December 31, 2023, the outstanding balance on the term loan was $32.9 million (net of unamortized debt issuance costs of $0.4 million) and $46.6 million (net of unamortized debt issuance costs of $0.4 million), respectively. Interest expense on the term loan during the three months ended September 30, 2024 and 2023 was $0.8 million (including amortization of deferred debt issuance costs of $0.1 million) and $1.2 million (including amortization of deferred debt issuance costs of $0.1 million), respectively, and during the nine months ended September 30, 2024 and 2023 was $2.8 million (including amortization of deferred debt issuance costs of $0.2 million) and $4.0 million (including amortization of deferred debt issuance costs of $0.2 million), respectively.
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
Senior Note Offerings

During the nine months ended September 30, 2024, we did not issue any new senior notes. During the nine months ended September 30, 2023, we issued $0.2 million of senior notes. The maturity dates of outstanding senior notes ranged from February 2025 to August 2028. On February 28, 2025, the maturity date of all of the 6.375% Senior Notes due February 28, 2025 are due and payable which includes $145.3 million of principal amount that will be funded from cash and cash equivalents on hand. All of the senior notes have been issued pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. which governs the program of at-the-market sales of the Company’s senior notes.

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
As of September 30, 2024 and December 31, 2023, the total senior notes outstanding was $1,529.7 million (net of unamortized debt issue costs of $10.0 million) and $1,668.0 million (net of unamortized debt issue costs of $13.1 million), respectively, with a weighted average interest rate of 5.62% and 5.71%, respectively. The Company has $145.3 million of Senior Notes that are due to mature on February 28, 2025, $722.7 million due to mature in 2026, and $671.5 million due to mature in 2028. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $22.6 million and $25.1 million during the three months ended September 30, 2024 and 2023, respectively and $70.0 million and $78.1 million during the nine months ended September 30, 2024 and 2023, respectively.
Other Notes Payable
As of September 30, 2024 and December 31, 2023, the outstanding balance for the other notes payable was $29.9 million and $19.4 million, respectively. On May 3, 2024, upon closing of the acquisition of Nogin, Nogin entered into a secured convertible promissory note agreement with a principal amount of $15.0 million with an annual interest rate of 10.0% and a maturity date of May 3, 2027. The remaining notes payable primarily consisted of additional deferred cash consideration owed to the sellers of FocalPoint and a promissory note related to the Lingo minority interest purchase, which was paid in full on January 2, 2024. Interest expense was $0.5 million and $0.1 million during the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $0.5 million during the nine months ended September 30, 2024 and 2023, respectively.
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
Interest Rate Risk

We have exposure to interest rate risk which primarily relates to changes in cost of borrowings as a result of changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rates of interest. As of September 30, 2024, approximately 75% of our debt obligations bore interest at fixed rates and not impacted by changes in interest rates. Our interest expense from variable-rate debt obligations is principally affected by changes in the published SOFR rate in connection with our credit facilities. Our variable-rate debt obligations are principally used to provide financing to our operating businesses which are supported by cash flows from operations for those businesses. The cash flows of such operating businesses are utilized to help to mitigate any increases in interest expense as a result of an increase in interest rates. Our Nomura credit facility is also a variable rate debt obligation which is collateralized by a portfolio of investment assets and certain operating businesses. Increased interest costs on the Nomura facility as a result of a rise in interest rates are partially offset by variable rate investment assets that are securing the facility as well as cash flows from other businesses securing the facility.

Management monitors the composition of debt obligations and debt investments on a periodic basis, as well as projected net interest income, interest coverage, and sensitivity of interest income changes in interest rates. This exposure is also monitored by our risk management group and reviewed periodically in risk committee meetings. If floating rates of interest had increased by 1% during the nine months ended September 30, 2024, the rate increase would have resulted in an increase in interest expense of $4.8 million. If conditions existed in which Management would seek to mitigate potential interest rate risk, Management could elect to take steps such as entering into interest rate hedges, and refinancing debt obligations from floating-rate to fixed-rate.

An objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable, and investments in partnership interests. Our cash and cash equivalents through September 30, 2024 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $100.0 million and $119.0 million during the nine months ended September 30, 2024 and 2023, respectively, or 15.7% and 10.3% of our total revenues of $637.2 million and $1,151.9 million. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our condensed consolidated statements of operations, amounted to gains of $0.2 million and losses of $0.2 million during the nine months ended September 30, 2024 and 2023, respectively. We may be exposed to foreign currency risk; however, our operating results during the nine months ended September 30, 2024 and 2023, included $100.0 million and $119.0 million of revenues, respectively, and $17.5 million and $20.9 million of operating expenses from our foreign subsidiaries, respectively, and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.4 million and $0.1 million change in our operating income during the nine months ended September 30, 2024 and 2023, respectively.
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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial

Officer concluded that as of September 30, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level.

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

On February 14, 2025, a stockholder derivative complaint was filed by Michael Marchner in the Delaware Chancery Court on behalf of the Company and against the members of the Company’s Board of Directors. The complaint alleges that certain of the Company's officers and the board of directors (i) breached their fiduciary duties related to the Company’s involvement with Brian Kahn and subsequent legal issues, (ii) engaged in misconduct, and (iii) wasted corporate assets, including the approval of improper compensation. The Company believes that these claims are meritless and intends to defend this action.

On January 22, 2025, a stockholder derivative complaint was filed by James Smith in the Superior Court for Los Angeles County against the Company, certain of the Company’s executive officers and the members of the Company’s Board of Directors. The complaint alleges that certain of the Company's officers and directors (i) breached their fiduciary duties related to the Company’s involvement with Brian Kahn and subsequent legal issues, (ii) engaged in a waste of corporate assets, and (iii) received unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.

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

On September 21, 2023, the Company received a demand alleging that certain payments in the aggregate amount of approximately $32,166 made by Sorrento Therapeutics, Inc. (“Sorrento”), a chapter 11 debtor in U.S. Bankruptcy Court, Southern District of Texas, to B. Riley Commercial Capital, LLC (“BRCC”), pursuant to that certain Bridge Loan Agreement dated September 30, 2022 between Sorrento and BRCC, are avoidable as preferential transfers. The parties have entered into a tolling agreement. The Company believes the Sorrento Unsecured Creditors Committee’s preference claims lack merit, and the Company intends to assert its statutory defenses to defeat the claim.

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

In addition, in July 2024, Conn’s and certain of its subsidiaries filed voluntary petitions for relief (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code. FRG, pursuant to a transaction consummated in January 2024, acquired a substantial equity investment in Conn’s, and in December 2023, the Company loaned $108.0 million to Conn’s subsequently reduced to $93.0 million due to principal repayments. The fair value of this loan receivable is $63.7 million at September 30, 2024.

On November 3, 2024, FRG, its operating businesses, and certain other affiliates, including Freedom VCM, filed voluntary petitions for relief (the “FRG Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code. As a result, on November 4, 2024, we concluded that we were required to record an additional impairment with respect to the Freedom VCM Investment and the Vintage Loan Receivable. The non-cash impairments of the Freedom VCM Investment and the Vintage Loan Receivable are $118.0 million in the aggregate as of November 4, 2024. As a result of such additional impairment we have ascribed no value to the Freedom VCM Investment as of September 30, 2024 and a value of $2.2 million to the Vintage Loan Receivable as of February 7, 2025.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Nasdaq Stock Market LLC letter dated February 19, 2025

On February 19, 2025, B. Riley Financial, Inc. (the “Company”) received a notice from the Nasdaq Stock Market LLC (“Nasdaq”), which indicated that the Company did not meet the terms of the exception granted to file the From 10-Q for the period ended September 30, 2024 by February 17, 2025 to regain compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission (the “SEC”).
The Company expects that it will regain compliance with the Rule with the filing of this Form 10-Q for the period ended September 30, 2024.
Other
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
Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

3.1*	Series A Certificate of Correction to the Company's Certificate of Designation of 6.875% Series A Preferred Stock

3.2*	Series B Certificate of Correction to the Company's Certificate of Designation of 7.375% Series B Preferred Stock

10.1	Transfer and Contribution Agreement, dated October 25, 2024, between B. Riley Brand Management, LLC and BR Funding Holdings 2024-1, LLC.	8-K	2.1	10/31/2024

10.2	Membership Interest Purchase Agreement, dated October 25, 2024, by and among bebe stores, inc., HBN 120, LLC, BB Brand Holdings, LLC and BKST Brand Management, LLC.	8-K	2.2	10/31/2024

10.3	Equity Purchase Agreement, dated October 13, 2024, by and among OCM SSF III Great American PT, L.P., Opps XII Great American Holdings, LLC, VOF Great American Holdings, L.P., BR Financial Holdings, LLC, on behalf of itself and as seller's representative, John Bankert, Ken Bloore, Michael Marchlik, Great American Holdings, LLC, and, solely for purposes of Section 9.14 therein, B. Riley Financial, Inc.	8-K	2.1	11/21/24

10.4*^	Amendment No. 4 to Nomura Credit Agreement, dated September 17, 2024

10.5*^	Amendment No. 5 to Nomura Credit Agreement, dated December 9, 2024

10.6*^	Amendment No. 6 to Nomura Credit Agreement, dated January 1, 2025

10.7*	Second Amendment to Third Amended and Restated Wells Fargo Credit Agreement, dated August 19, 2024

10.8*	Third Amendment to Third Amended and Restated Wells Fargo Credit Agreement, dated September 3, 2024

10.9*	Fourth Amendment to Third Amended and Restated Wells Fargo Credit Agreement, dated September 13, 2024

10.10*	Fifth Amendment to Third Amended and Restated Wells Fargo Credit Agreement, dated September 27, 2024

10.11*	Seventh Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated August 22, 2024

10.12*	Eighth Amendment to BRPI Acquisition Co LLC. and Banc of California Credit Agreement, dated September 6, 2024

10.13*	Ninth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated September 13, 2024

10.14*	Tenth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated September 20, 2024

10.15*	Eleventh Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated September 30, 2024

10.16*	Eighth Amendment to Lingo Management LLC and Banc of California Credit Agreement, dated August 22, 2024

10.17*	Ninth Amendment to Lingo Management LLC and Banc of California Credit Agreement, dated September 6, 2024

10.18*	Tenth Amendment to Lingo Management LLC and Banc of California Credit Agreement, dated September 20, 2024

10.19*	Eleventh Amendment to Lingo Management LLC and Banc of California Credit Agreement, dated September 30, 2024

10.20*	Kenny Young Consulting Services Agreement, dated September 20, 2024

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement.
^    Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: February 21, 2025	By:	/s/ PHILLIP J. AHN
	Name:	Phillip J. Ahn
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)