Form 10-K
period 2024-12-31
B. Riley Financial, Inc.
filed 2025-09-19
CIK 1464790

i found

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $337.1 million. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.
As of September 16, 2025, there were 30,597,066 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Auditor Name: Marcum LLP Auditor Location: Melville, New York Auditor Firm ID: 688

B. RILEY FINANCIAL, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
The Company also opportunistically invests in and acquires companies or assets with attractive risk-adjusted return, with a focus on making operational improvements within these companies in an effort to maximize free cash flow. However, during 2024 and continuing into 2025, our focus has been on reducing indebtedness, including through the net proceeds from a number of strategic asset dispositions or other monetizations as described in additional detail below under “—Disposition and Monetization Transactions”. The Company has reduced its total outstanding indebtedness from $2.4 billion at December 31, 2023 to $1.8 billion at December 31, 2024. The Company anticipates that reduction of indebtedness, including potentially through additional asset disposition or monetization transactions, will remain a key priority for the foreseeable future.

We refer to B. Riley as a “platform” because of the unique composition of our business and diversification of its operations. Our platform is comprised of more than 2,500 affiliated professionals, including employees and independent contractors. We are headquartered in Los Angeles, California and maintain offices throughout the U.S., including in New York, Chicago, Atlanta, Boston, Dallas, Metro Detroit, Houston, Memphis, Miami, San Francisco, Boca Raton, and West Palm Beach, as well as additional offices located in Canada, Europe, Asia, and Australia.

B. Riley was founded in 1997 by our Co-Chief Executive Officers Bryant Riley and Tom Kelleher, incorporated in Delaware in 2009, and became publicly listed through its strategic combination with Great American Group, Inc. in 2014.

Disposition and Monetization Transactions
During 2024 and through the date of this report, we have completed the following disposition and monetization transactions:

•Brands Transaction: In October 2024, the Company entered into a transfer and contribution agreement pursuant to which, among other things, B. Riley Brand Management transferred and contributed to a subsidiary and securitization financing vehicle the limited liability company interests held by B. Riley Brand Management in the entities that held certain assets related to six consumer brands and equity method investments for Hurley, Justice and Scotch & Soda. In connection with this transaction, that subsidiary and securitization financing vehicle issued notes and preferred stock secured by those limited liability company interests to a third party purchaser, the proceeds of which were used to fund an upfront payment to the Company of approximately $189.3 million.
•In addition, in October 2024, bebe stores, inc., a majority owned subsidiary of the Company (“bebe”), sold its limited liability company interests in entities that held certain brand assets to a third party purchaser for approximately $46.6 million in net cash proceeds. Upon closing of the bebe Brands sale, proceeds of $22.2 million was used to pay off the outstanding balance of the bebe Credit Agreement in full and $224 of loan-related pay off expenses. The remaining amount of the proceeds were paid as a dividend to the Company.
•Great American Group: In November 2024, the Company completed a transaction in which (1) it and certain of its subsidiaries contributed all of the interests in the Company’s Appraisal and Valuation Services, Retail, Wholesale & Industrial Solutions and Real Estate businesses to Great American NewCo. and (2) third party investors received all of the outstanding class A preferred limited liability units of Great American NewCo and 52.6% of the class A common limited liability units of Great American NewCo for a purchase price of approximately $203.0 million. After amounts paid to minority stockholders and certain transaction expenses, approximately $167.1 million was distributed to the Company.
•Atlantic Coast Recycling Transaction: In March 2025, the Company sold all of the issued and outstanding membership interests in subsidiaries engaged in a recycling business to a third party purchaser for a purchase price of approximately $102.5 million, subject to certain adjustments resulting in cash proceeds of $68.6 million to the Company after adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction.
•Wealth Management: In April 2025, the Company sold a portion of the Company's (W-2) Wealth Management business to Stifel Financial Corp. ("Stifel") for net cash consideration of $26.0 million.
•GlassRatner and Farber: In June 2025, the Company sold all of the membership interests of GlassRatner Advisory & Capital Group, LLC and B. Riley Farber Advisory Inc., for cash consideration of approximately $117.8 million.
•Others: The Company also engaged in the sale of certain investments and collection of proceeds from loans receivable to create additional liquidity and facilitate the repayment of debt.

Our Business Segments

We report our activities in six reportable business segments: Capital Markets, Wealth Management, Financial Consulting, Communications, Consumer Products segment, and E-Commerce Segment. The descriptions below illustrate the businesses that comprise our segments.

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

Our equity capital markets team provides an array of financing and sector-specific corporate finance solutions focused on the execution of public and private equity offerings. We source, structure, price and allocate underwritten public offerings and private placements spanning initial public offerings (“IPOs”), secondary and follow-on offerings, at-the-

market offerings (“ATMs”), Rule 144A offerings (pre-public private placements), block trades, and corporate equity repurchase programs.

Our debt capital markets capabilities include the structuring and sourcing of debt financing solutions in public and private capital markets including acting as an underwriter of preferred stock and unsecured notes offerings, convertible and mezzanine debt offerings, and leveraged loans.

Our investment banking advisory professionals blend deep industry and transaction expertise to execute financial transactions for healthy companies pursuing growth, and for stakeholders of financially distressed companies, both in bankruptcy proceedings and out-of-court transactions. We provide financial advisory and execution services in support of M&A, restructuring, and recapitalization.

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

Loan Origination and Underwriting
From time to time, we provide loans to clients and other borrowers. The loans encompass senior secured loans, second lien secured loan facilities, and unsecured loans primarily to middle market public and private companies. We may also participate in loans and financing arrangements for entities in which the Company has an equity ownership or board representation.
Our underwriting process for originating loans involves a review of the borrower’s business, capital structure, asset base, collateral, and relevant financial information, as appropriate. As part of this process, the underwriting may also include an analysis of liquidity, historical financial performance, and forecasted cash flow to determine the borrower’s ability to meet repayment obligations. For loans that are primarily collateralized by assets, we perform an assessment of the underlying collateral and its potential recovery value relative to the loan amount. These factors are taken into consideration in determining the loan amount, interest rate, maturity date, payment terms and other loan terms.
We regularly monitor the loans, which may include conducting quarterly financial and collateral reviews, discussions with management, and compliance with covenants. We also analyze the borrower’s liquidity projections to evaluate their ability to repay. Loan terms may be adjusted to reflect changes in borrower's creditworthiness, which may be the result of these factors, industry dynamics or macroeconomic conditions.
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

Our experienced financial advisors provide investment management, retirement planning, education planning, wealth transfer and trust coordination, and lending and liquidity solutions. Our investment strategists provide strategies and real-time market views and commentary to help our clients make important and informed financial and investment decisions. Assets under management ("AUM") in our wealth management segment totaled approximately $20.7 billion as of December 31, 2024. On April 4, 2025, we completed the sale of a portion of our (W-2) wealth management business representing 36 financial advisors whose managed accounts represented approximately $4.0 billion in AUM as of December 31, 2024. Following the transaction, the Company’s Wealth Management business continues to have approximately 231 financial advisors and $14.4 billion in AUM.

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

Forensic Accounting and Litigation Support

Our services support highly complex, sensitive matters spanning antitrust, competition and class action lawsuits, commercial litigation and construction disputes, valuation disputes, fraud, and internal investigations. We are often called on to assist government agencies such as the Department of Justice, and various state and municipalities to investigate allegations and provide expert analyses related to lost profits and financial damages, data analytics, and to provide expert witness testimony in court proceedings.
On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of its wholly owned subsidiary, GlassRatner Advisory & Capital Group, LLC, a Delaware limited liability company (“GlassRatner”), and B. Riley Farber Advisory Inc., an Ontario corporation (“Farber”). The aggregate cash consideration paid by the Buyers for the interests of GlassRatner and shares of Farber was $117.8 million, which is based on a target closing working capital amount that is subject to adjustment within 180-days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.

Communications Segment

Our communications portfolio of companies consists of related businesses that we have acquired for attractive risk-adjusted investment return characteristics. We may pursue future acquisitions to expand this portfolio of businesses which currently includes: Lingo Management, LLC (“Lingo” or “Lingo Management”), a global cloud/unified communications (“UC”) and managed service provider that includes the operations of BullsEye Telecom, Inc. (“BullsEye”), a single source communications and cloud technology provider previously merged into Lingo; Marconi Wireless Holdings, LLC (“Marconi Wireless”), a mobile virtual network operator (“MVNO”) that provides mobile phone voice, text, and data services and devices; magicJack VoIP Services, LLC, (“magicJack”), a VoIP cloud-based technology and communications provider that offers related devices and subscription services; and United Online, Inc. (“UOL”), an Internet access provider that offers dial-up, mobile broadband and digital subscriber line (“DSL”) services under the NetZero and Juno brands.

Consumer Products Segment

The Consumer Products segment is comprised of Tiger US Holdings, Inc. Group (“Targus”), which is a multinational company that, together with its subsidiaries, designs, manufactures, and sells consumer and enterprise productivity products with a large business-to-business (B2B) customer client base and global distribution in over 100 countries. The Targus product line includes laptop and tablet cases, backpacks, universal docking stations, and computer accessories. We acquired Targus on October 18, 2022.
E-Commerce Segment
The E-Commerce segment is comprised of Nogin, Inc.'s ("Nogin's") operations for the period from the acquisition date on May 3, 2024 through December 31, 2024, which is a technology platform operating e-commerce stores that delivers Commerce-as-a-Service (“CaaS”) solutions for apparel brands and other retailers. The Company manages clients’ front-to-back-end operations of the e-commerce stores and also provides marketing services to their clients. The Company’s business model is based on providing a comprehensive e-commerce solution to its customers on a revenue sharing basis.
As discussed in Note 10 to the consolidated financial statements, we recognized an impairment charge to Nogin goodwill of $57,664 during the year ended December 31, 2024. At December 31, 2024, due to the size of the impairment charge, Nogin met the 10% segment profit test and is required to be reported as a separate reportable segment. On March 31, 2025, we signed a Deed of Assignment for the Benefit of Creditors, (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provides the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. We no longer control or own the assets of Nogin and the results of operations will no longer be reported in our financial statements after March 31, 2025.
Recent Developments
Conn’s and FRG
The Company’s results during the year ended December 31, 2024 were negatively impacted by a significant non-cash markdown of $287.0 million related to its investment in Freedom VCM Holdings, LLC (“Freedom VCM”), the indirect parent entity for Franchise Group (“FRG”). Freedom VCM’s strategy, which included the potential divestiture or monetization of certain assets, was materially negatively impacted by the unexpected announcement in November 2023 concerning FRG’s former CEO and his alleged involvement in fraudulent schemes despite the fact that these allegations are unrelated to FRG and its businesses. In the meantime, the consumer facing portion of the U.S. economy has deteriorated. On November 3, 2024, FRG, its operating businesses, and certain other affiliates, including Freedom VCM, filed voluntary petitions for relief (the “FRG Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). As a result, on November 4, 2024, we concluded that we were required to record an impairment (in addition to prior impairments) with respect to the Freedom VCM Investment and the Vintage Loan Receivable. The additional non-cash impairments of the Freedom VCM Investment and the Vintage Loan Receivable are $118.0 million in the aggregate as of November 4, 2024. As a result of such additional impairments, we have ascribed no value to the Freedom VCM Investment and the Vintage Loan Receivable was valued at $2.1 million at December 31, 2024, which approximates the fair value of the underlying collateral for this loan which is primarily comprised of other securities. Subsequent to December 31, 2024, the fair value of the underlying collateral for this loan, which is comprised of other public securities, decreased to a fair value of $1.3 million at September 16, 2025.
Additionally, on July 23, 2024, Conn’s, Inc. (“Conn’s”) and certain of its subsidiaries filed voluntary petitions for relief (the “Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the

Southern District of Texas (the “Bankruptcy Court”). FRG, pursuant to a transaction consummated in January 2024, acquired a substantial equity investment in Conn’s in exchange for the sale of its Badcock Home Furniture & more business to Conn’s. The commencement of the Chapter 11 Cases constitutes an event of default that accelerated the obligations under the Term Loan and Security Agreement, dated as of December 18, 2023 (the “Conn’s Term Loan”), among Conn’s, W.S. Badcock LLC, as borrowers, and an affiliate of the Company, as administrative agent, collateral agent, and lender. As of the date of the filing of the Chapter 11 Cases, $93.0 million in outstanding borrowings existed under the Conn’s Term Loan. Any efforts to enforce payment obligations under the Conn’s Term Loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of the Conn’s Term Loan are subject to the applicable provisions of the Bankruptcy Code. The fair value adjustment on the Conn’s loan receivable was $(71.7) million for the year ended December 31, 2024.
Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26.0 million, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 19.3%, of AUM as of December 31, 2024.
Debt Financing and Repayment of Nomura Credit Facility
On February 26, 2025, the Company and the Company’s wholly owned subsidiary, BR Financial Holdings, LLC (the “BRFH Borrower”), entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree Capital Management, L.P. with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent. The new credit agreement provided for (i) a three-year $125.0 million secured term loan credit facility (the “Initial Term Loan Facility”) and (ii) a four-month $35.0 million secured delayed draw term loan credit facility (the “Delayed Draw Facility” and, together with the Initial Term Loan Facility, the “Credit Facility”). The proceeds from the Initial Term Loan Facility were primarily used (a) to repay the existing indebtedness under the Nomura Credit agreement discussed in Note 13, to the consolidated financial statements (b) for working capital and general corporate purposes and (c) to pay transaction fees and expenses. The proceeds of the Delayed Draw Facility were used (a) to fund obligations relating to the liquidation of substantially all of the assets of JOANN, Inc. and its subsidiaries and (b) for working capital and general corporate purposes.
Borrowings accrue interest at the adjusted term Secured Overnight Financing Rate ("SOFR") rate as defined in the Credit Facility with an applicable margin of 8.00%. In addition to paying interest on outstanding borrowings under the Credit Facility, the Company was required to pay (i) a closing fee of 3.00% of the aggregate principal amount of the loans under the Initial Term Loan Facility and 2.00% of the aggregate principal amount of the loans under the Delayed Draw Facility, and (ii) an exit fee upon the prepayment or repayment of the Credit Facility of 5.00% of the aggregate principal amount of such loans repaid, provided, that the Initial Term Loan Facility exit fee shall not be payable if the share price for the Company's common stock exceeds a certain threshold. The Credit Facility also contains a provision where the final $62.5 million of repayment of principal on the Initial Term Loan may be subject to an additional prepayment premium, as defined in the Credit Facility, if the prepayment occurs before the second anniversary date of the Credit Facility.
The Company issued warrants to certain affiliates of Oaktree Capital Management, L.P. in connection with the Credit Facility to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the warrant holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of the Company’s common stock.
Subject to certain eligibility requirements, certain assets of the BRFH Borrower are placed into a borrowing base (the “Borrowing Base”), which serves to limit the borrowings under the Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Credit Facility. The Credit Facility contains covenants that, among other things, limit the Company’s, the BRFH Borrower’s and the BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests.
Redemption of Senior Notes
On February 28, 2025, we redeemed all the issued and outstanding 6.375% Senior Notes due February 28, 2025 (the "6.375% 2025 Notes"). The redemption price was equal to 100% of the aggregate principal amount, plus any accrued interest and unpaid interest up to, but excluding, the redemption date The total redemption payment included approximately $0.7 million accrued interest. In connection with the full redemption, the 6.375% 2025 Notes, which were listed on NASDAQ under the ticker symbol “RILYM,” were delisted from NASDAQ and ceased trading on the redemption date.
Sale of Atlantic Coast Recycling
On March 3, 2025, the Company and BR Financial Holdings, LLC, a wholly owned subsidiary of the Company (“BR Financial”), B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included Atlantic Coast Recycling, LLC (“Atlantic Coast Recycling”), Atlantic Coast Recycling of Ocean County, LLC, (“Atlantic Coast Recycling of Ocean County” and, together with Atlantic Coast Recycling, the “Atlantic Companies”), entered into a Membership Interest Purchase Agreement, dated as of March 1, 2025 (the “MIPA”). Pursuant to the MIPA, on March 3, 2025, all of the issued and outstanding membership interests in each of the Atlantic Companies (the “Interests”) owned by BR Financial and the minority holders were sold to a third party. The Interests were sold to the third party on March 3, 2025 for a purchase price of $102.5 million, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68.6 million to the Company after adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68.6 million of cash proceeds received by the Company, approximately $22.6 million was used to pay interest, fees, and principal on the Credit Facility discussed above. A gain of $52.7 million was recognized in the first quarter of 2025 from this sale.
B. Riley Securities Holdings, Inc. Equity Issuance
On March 10, 2025, the Company’s wholly-owned subsidiary B. Riley Securities Holdings, Inc. (“BRSH”) which is comprised of the broker dealer operations within the Capital Markets segment merged with a shell corporation and issued 0.6% of the equity in BRSH to certain investors in the shell corporation and upon completion of the transaction became minority stockholders of BRSH. Simultaneously with the merger with the shell corporation, BRSH approved the BRSH Stock Incentive Plan (the “BRSH Stock Plan”) and issued restricted stock awards to employees and officers of BRSH which represented 10.0% of the equity of BRSH that vest over a period of four to five years. Assuming the full issuance of the restricted stock awards, the Company continues to own 89.4% of BRSH.
Exchange of Senior Notes
On March 26, 2025, the Company completed a private exchange transaction with an institutional investor pursuant to which the investor exchanged $86.3 million of aggregate principal amount of the Company’s 5.50% Senior Notes due March 2026 Notes and $36.7 million aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026 owned by it for approximately $87.8 million aggregate principal amount of newly-issued 8.00% Senior Secured Second Lien Notes due 2028 (the “New Notes”), whereupon the exchanged notes were cancelled.
On April 7, 2025, the Company completed a private exchange transaction with a certain institutional investor pursuant to which such investor exchanged approximately $22.0 million aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for approximately $10.0 million aggregate principal amount of the New Notes.
On May 21, 2025, the Company completed a private exchange transaction with certain institutional investors pursuant to which such investors exchanged approximately $139.1 million aggregate principal amount of the Company’s 5.50% Senior Notes due March 2026, 5.00% Senior Notes due December 2026 and 6.00% Senior Notes due January 2028 for approximately $93.1 million aggregate principal amount of the New Notes.
On June 30, 2025, the Company entered into a private exchange transaction with a certain institutional investor pursuant to which such investor exchanged approximately $28.0 million aggregate principal amount of the Company’s

5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for $13.0 million aggregate principal amount of the New Notes.
On July 11, 2025, the Company entered into a private exchange transaction with a certain institutional investor pursuant to which such investor exchanged approximately $42.8 million aggregate principal amount of the Company’s 6.50% Senior Notes due September 2026, 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for $24.6 million aggregate principal amount of the New Notes.
In connection with these exchange transactions, the Company issued to such investors warrants to purchase a total of approximately 914,000 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $10.00 per share. In connection with the issuance of such warrants, the Company entered into registration rights agreements with such investors, pursuant to which the Company has granted such investors (i) certain shelf registration rights whereby the Company will register resales of the shares of Common Stock issued upon exercise of the warrants and (ii) certain piggyback registration rights, in each case subject to the terms and conditions set forth in the registration rights agreement.
The New Notes were issued pursuant to an Indenture, dated as of March 26, 2025 (the “Indenture”), between the Company, certain subsidiaries of the Company, as guarantors, and GLAS Trust Company LLC, a New Hampshire limited liability company, as trustee and collateral agent (in such capacities, the “Trustee”), and the New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly-owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries (collectively, the “Guarantors”). The New Notes are secured on a second lien basis, junior to the obligations under the Company’s Credit Facility, by substantially all of the assets of the Company and the Guarantors. The New Notes are subordinated in right of payment to the payment in full of the obligations under the Company’s Credit Facility.
The New Notes accrue interest at a rate of 8.00% per annum, payable semi-annually in arrears on April 30 and October 31, starting October 31, 2025. The New Notes mature on January 1, 2028. The Company may redeem the New Notes (i) at any time, in whole or in part, before March 26, 2026, at a redemption price equal to 100% of the aggregate principal amount being redeemed, plus a customary make-whole premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date; and (ii) at any time, in whole or in part, after March 26, 2026, at a redemption price equal to 100% of the aggregate principal amount being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The New Notes contain change of control provisions, whereby the holders of the New Notes have the right to require the Company to repurchase all or a portion of the New Notes at a purchase price, in cash, equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, if the Company or its restricted subsidiaries engage in certain asset sales and do not invest such proceeds or permanently reduce certain debt within a specified period of time, the Company will be required to use a portion of the proceeds of such asset sales above a specified threshold to make an offer to purchase the New Notes at a price equal to 100% of the principal amount of the New Notes being purchased, plus accrued and unpaid interest. The Indenture contains certain covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests.
Nogin
On March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors, (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provides the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company no longer controls or owns the assets of Nogin and the results of operations will no longer be reported in the Company’s financial statements after March 31, 2025.
Sale of GlassRatner and Farber
On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber. The aggregate cash consideration paid by the Buyers for the interests of GlassRatner and shares of Farber was $117.8 million, which is based on a target closing working capital amount that is subject to adjustment within

180-days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.
Targus/FGI Credit Agreement
On August 20, 2025, Targus (the "Targus Borrower") and certain of the Targus Borrowers' direct and indirect subsidiaries (the “FGI Loan Parties”) entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the “Targus/FGI Credit Agreement”) with FGI Worldwide LLC (“FGI”), as agent and for a three-year $30.0 million revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the existing Targus Credit Agreement with PNC. The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028.
The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term SOFR for a period of 1 month plus 10 basis points, plus (c) 0.30% per month collateral management fee.
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement.
As required under the Targus/FGI Credit Agreement, B. Riley Commercial Capital, LLC ("BRCC"), a wholly owned subsidiary of the Company, entered into an amendment to an existing intercompany loan and security agreement to extend an additional subordinated loan to the Targus Borrower at the closing of the Targus/FGI Credit Agreement in the amount of $5.0 million increasing the aggregate principal amount of such loan from $5.0 million to $10.0 million.
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
Our Targus business competes with companies that own other brands and trademarks, and other consumer brands as these companies could enter into similar licensing arrangements with domestic and international retailers and wholesalers.
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
Our communications companies provide numerous communication services, including broadband telephone services, mobile phone and data services, global cloud technology/unified communications, mobile broadband and digital subscriber lines. In the United States, the Federal Communications Commission (“FCC” or the “Commission”) has asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of providers of such services. The scope of the FCC regulations applicable to magicJack’s, Lingo Management's, Marconi Wireless' and UOL's services may change. Some of these operations are also subject to regulation by state public utility commissions.
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
Human Capital
As of December 31, 2024, we had 2,056 full time employees, with over 500 additional affiliated associates active across our business and industry verticals.
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
Workplace health and safety is vital to the successful operation of our business. The safety and protection of our employees, visitors, and event attendees is our utmost priority and an integral part of any function or service we provide. We continue to enhance our business continuity program to address how we respond to threats, while ensuring that we can continue to provide quality service to our clients and shareholders at all times.
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

Our Board of Directors (“Board” or “Board of Directors”) has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at https://ir.brileyfin.com/governance. Each of our directors, employees and officers, including our Chief Executive Officers, Chief Financial Officer, Chief Accounting Officer, and all of our other principal executive officers, are required to comply with the Code of Business Conduct and Ethics. Any changes to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or Directors will be made available on our investor relations website.
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

Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

•Our revenues and results of operations are volatile and difficult to predict and have been impacted by recent divestiture transactions.
•Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs, retaliatory measures and the resulting consequences, may have adverse impacts on our business, results of operations, and financial condition.

•Our exposure to legal liability is significant and could lead to substantial damages.

•Recent events and developments related to our investment in Freedom VCM and our prior business relationship with Brian Kahn and related to the SEC subpoenas we received have had and may continue to have adverse effects on our business, results of operations, reputation, and stock price.
•We may incur losses as a result of ineffective risk management processes and strategies.

•If we cannot meet our future capital requirements, we may be unable to develop and enhance our services, take advantage of business opportunities and respond to competitive pressures.
•We may suffer losses if our reputation is harmed.

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
•We are subject to net capital and other regulatory capital requirements; failure to comply with these rules would significantly harm our business.

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

•We have had and may experience write downs of our investments and other losses related to the valuation of our investments and volatile and illiquid market conditions.

•We depend on financial institutions as primary clients for our financial consulting business. Consequently, the loss of any financial institutions as clients may have an adverse impact on our business.
•If we are unable to attract and retain qualified personnel, we may not be able to compete successfully in our industry.

•Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data or personally identifiable information could adversely affect our business, and could subject us to liability or reputational damage.
•Our Chairman and Co-Chief Executive Officer is a party to a credit agreement pursuant to which he has pledged as collateral the substantial majority of his common stock in our Company to a bank, and any foreclosure on such stock or the sale or attempted sale of such common stock, could adversely impact the price of our common stock and result in negative publicity.

•We did not pay dividends with respect to shares of our preferred stock and common stock and may not pay dividends regularly or at all in the future.

•Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.
•Our publicly traded senior notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future.

•The indenture under which our senior notes were issued contains limited protection for holders of our publicly traded senior notes.
•We have and may continue to issue additional notes.
•The rating for the 5.00% 2026 Notes, 5.25% 2028 Notes, 6.50% 2026 Notes, 5.50% 2026 Notes, or 6.00% 2028 Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.
Risks Related to Global and Economic Conditions and International Operations

Our revenues and results of operations are volatile and difficult to predict and have been impacted by recent divestiture transactions.

Our revenues and results of operations fluctuate significantly from quarter to quarter, due to a number of factors. These factors include, but are not limited to, the following:

•Our ability to attract new clients and obtain additional business from our existing client base;

•The number, size and timing of M&A transactions, capital raising transactions and investment banking engagements;

•The extent to which we acquire assets for resale, or guarantee a minimum return thereon, and our ability to resell those assets at favorable prices;

•Variability in the mix of revenues from the Financial Consulting businesses;

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

•The number and size of M&A transactions or other strategic advisory services where we act as adviser could be adversely affected by continued uncertainties in valuations related to asset quality and creditworthiness, volatility in the equity markets, and diminished access to financing.

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

As a result of the international nature of our business, we are subject to the risks arising from adverse changes in global economic and political conditions. An unpredictable or volatile political environment in the United States or globally, reductions in government spending, concerns related to the U.S. debt ceiling, the imposition of tariffs and retaliatory responses, and uncertainty about the effects of current and future economic and political conditions, including acts of war, aggression or terrorism, on us, our customers, suppliers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments. Deterioration in economic conditions in any of the countries in which we do business could result in reductions in sales of our products and services and could cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

As was observed during the COVID-19 pandemic, a significant outbreak of a contagious disease or other severe public health crisis could negatively impact the availability of key personnel necessary to conduct our business, and the business and operations of our third-party service providers who perform critical services for our business. Pandemics, epidemics, future highly infectious or contagious diseases, or other severe public health crisis could cause a material adverse effect on our business, financial condition, results of operations and cash flow.

We focus principally on certain sectors of the economy in our investment banking operations, and deterioration in the business environment in these sectors or a decline in the market for securities of companies within these sectors could harm our business.

Volatility in the business environment in the industries in which our clients operate or in the market for securities of companies within these industries could adversely affect our financial results and the market value of our preferred stock, common stock and senior notes. The business environment for companies in some of these industries has been subject to high levels of volatility in recent years, and our financial results have consequently been subject to significant variations from year to year. For example, the consumer goods and services sectors are subject to consumer spending trends, which have been volatile, to mall traffic trends, which have been down, to the availability of credit, and to broader trends such as the rise of Internet retailers. Emerging markets have driven the growth of certain consumer companies but emerging market economies are fragile, subject to wide swings in GDP, and subject to changes in foreign currencies. The technology industry has been volatile, driven by evolving technology trends, by technological obsolescence, by enterprise spending, and by changes in the capital spending trends of major corporations and government agencies around the world.

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

Our clients engaging us with respect to M&A often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit and the increased cost of credit could adversely affect the size, volume and timing of our clients’ merger and acquisition transactions-particularly large transactions-and adversely affect our investment banking business and revenues.

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

New regulations or guidance relating to climate change, as well as the perspectives of regulators, stockholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products. The risks associated with, and the perspective of regulators, shareholders, employees and other stakeholders regarding, climate change are continuing to evolve rapidly and in some cases greatly diverge, which can make it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties, and we expect that climate change-related risks will increase over time.

Our third-party contract manufacturers are located across several countries in Asia, which could expose us to risks associated with doing business in those geographic areas.

All of our production is performed by third-party contract manufacturers, including original design manufacturers, in Taiwan, China, Thailand, Vietnam, Cambodia, India, South Korea and Philippines.

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

Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs, retaliatory measures and the resulting consequences, may have adverse impacts on our business, results of operations, and financial condition.

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

The new administration has imposed, and has indicated it plans to continue to impose, tariffs on various U.S. trading partners, and those trading partners have retaliated or threatened to retaliate with tariffs on U.S. goods. New or increased tariffs, retaliatory tariffs and resulting trade wars could adversely affect many of our products. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. An escalated trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost, or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements, or tariffs, our capital and operating costs may increase.

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

Recent events and developments related to our investment in Freedom VCM and our prior business relationship with Brian Kahn and related to the SEC subpoenas we received have had and may continue to have adverse effects on our business, results of operations, reputation, and stock price.

On August 21, 2023, we completed the FRG take-private transaction. In November 2023, we learned from news reports that Mr. Kahn was identified as an unindicted co-conspirator in criminal and civil charges of securities fraud against the executive of an unrelated hedge fund.

While we had no involvement with, or knowledge of, any of the alleged misconduct concerning that hedge fund (and each of the separate review and investigations undertaken by the Audit Committee of our Board of Directors confirmed this), as a result of these matters we have experienced and will likely continue to experience adverse impacts on our business, results of operations, reputation, and/or stock price. These adverse impacts have arisen and will likely continue to arise out of current and future legal proceedings initiated since the November 2023 news reports, the many continuing unfounded allegations by short sellers and others, the substantial short pressure on our stock price (for further information, see the Risk Factor “—The price of our securities may be adversely affected by third parties who raise allegations about our Company” below), and the resulting damage to certain business relationships and employee morale and increased employee attrition, among others. We have incurred and will continue to incur expenses in connection with these matters and any future legal proceedings arising out of these matters, which expenses may be material and, in some cases, are not or will not be covered by insurance.

In addition, on November 3, 2024, FRG, its operating businesses, and certain other affiliates, including Freedom VCM, filed the FRG Chapter 11 Cases under chapter 11 of the Bankruptcy Code. As a result, on November 4, 2024, we concluded that we were required to record an additional impairment with respect to the Freedom VCM Investment and the Vintage Loan Receivable. As a result of such additional impairment, we have ascribed no value to the Freedom VCM Investment as of December 31, 2024 and a value of $1.3 million to the Vintage Loan Receivable as of September 16, 2025. For the year ended December 31, 2024, non-cash impairments of the Freedom VCM Investment and the Vintage Loan Receivables were $221.0 million and $222.9 million respectively.

Prior to the filing of the FRG Chapter 11 Cases in November 2024, Conn’s and certain of its subsidiaries filed voluntary petitions for relief (the “Conn's Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code. FRG, pursuant to a transaction consummated in January 2024, acquired a substantial equity investment in Conn’s, and in December 2023, the

Company loaned $108.0 million to Conn’s subsequently reduced to $93.0 million due to principal repayments. The fair value of this loan receivable was $19.1 million at December 31, 2024.

We expect that the Company may be subject to lawsuits and other claims related to the FRG Chapter 11 Cases and the Conn's Chapter 11 Cases (see "Recent Developments - Conn's and FRG"). These events and developments have exacerbated, and they and additional similar events and developments including additional litigation and claims will continue to exacerbate, the risk that we will continue to: (i) incur expenses in connection with these matters, which expenses may be material and, in some cases, are not or will not be covered by insurance; (ii) harm our reputation and negatively impact employee morale, retention and hiring; (iii) lose customers or negatively impact on our ability to attract new customers and increased competition for new clients and business; and (iv) result in additional write-downs, which may be material.

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

We confront potential conflicts of interest relating to our and our funds’ and clients’ investment and other activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among ourselves and those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of the Company or other funds to take any action.

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

Firms in the financial services industry have been operating in a difficult regulatory environment which we expect may become even more stringent in light of recent well-publicized failures of regulators to detect and prevent fraud. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

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

Asset management businesses have experienced a number of highly publicized regulatory inquiries which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. Our subsidiary, B. Riley Capital Management, LLC, is registered as an investment advisor with the SEC and regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In recent years, the Company has experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the equity and fixed income markets, regulatory requirements and the increased use of electronic trading and alternative trading systems has resulted in greater price transparency, leading to increased price competition and decreased trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. In the equity markets, we utilize certain market centers to execute orders on our behalf in exchange for payment for our order flow. Market centers are selected based on their ability to provide liquidity, price improvement, and timely execution for client orders. Increased regulatory scrutiny of payment for order flow may result in a decrease in this type of revenue. Institutional clients also have pressured financial services firms to alter "soft dollar" practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions separate (or “unbundle”) payments for research products or services from sales commissions. Institutions subject to MiFID II were required to unbundle such payments commencing January 3, 2018. The SEC’s decision to no longer extend regulatory relief from certain arrangements required by MiFID II will increase competitive pressures from those clients which have yet to unbundle payments for research products or services from sales commissions. Should we be unable to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements, this could result in the loss of those clients, which would likely reduce the level of institutional commissions. We believe that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. In addition, Congress is currently considering imposing new requirements on entities that securitize assets, which could affect our credit activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

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

The Company may be limited to the amount of net operating loss carryforwards that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2024, the Company has recorded a valuation allowance for what it believes that its net operating loss carryforwards that are available to be utilized in future tax periods since it is more likely than not that future taxable earnings will be sufficient to utilize the net operating loss carryforwards before they expire.

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

Our ability to attract and retain customers and employees may be diminished to the extent our reputation is damaged. If we fail, or are perceived to fail, to address various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with market dynamics, potential conflicts of interest, legal and regulatory requirements, ethical issues, customer privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products and services. Failure to appropriately address these issues could give rise to loss of existing or future business, financial loss, and legal or regulatory liability, including complaints, claims and enforcement proceedings against us, which could, in turn, subject us to fines, judgments and other penalties. In addition, our Capital Markets operations depend to a large extent on our relationships with our clients and reputation for integrity and high-caliber professional services to attract and retain clients. As noted above under, “Recent events and developments related to our investment in Freedom VCM and our prior business relationship with Brian Kahn and related to the SEC subpoenas we received have had and may continue to have adverse effects on our business, results of operations, reputation, and stock price”, damage to our reputation from the matters described in that risk factor have led to negative impacts on our business relationships particularly in B. Riley Securities, Inc.'s ("BRS'") Capital Markets segment and could continue to have a negative impact on our business relationships. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses.

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

Risks Related to BRS' Capital Markets Activities

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
For example, in December 2023, the Company loaned $108.0 million to Conn’s which loan amount was subsequently reduced to $93.0 million due to principal repayments. The fair value of this loan receivable was $19.1 million at December 31, 2024 given that in July 2024, Conn’s and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code.
In addition, on November 3, 2024, FRG, its operating businesses, and certain other affiliates, including Freedom VCM, filed the FRG Chapter 11 Cases under chapter 11 of the Bankruptcy Code. As a result, on November 4, 2024, we concluded that we were required to record an additional impairment with respect to the Freedom VCM Investment and the Vintage Loan Receivable. As a result of such additional impairment, we have ascribed no value to the Freedom VCM Investment as of December 31, 2024 and a value of $1.3 million to the Vintage Loan Receivable as of September 16, 2025. For the year ended December 31, 2024, non-cash impairments of the Freedom VCM Investment and the Vintage Loan Receivable were $221.0 million and $222.9 million, respectively.

We have had and may experience write downs of our investments and other losses related to the valuation of our investments and volatile and illiquid market conditions.

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

We have a related party loan receivable with a fair value of approximately $2.2 million as of December 31, 2024, from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) that is collateralized by consumer finance receivables of Badcock. These consumer finance receivables were acquired from Badcock in multiple purchases beginning in December 2021. On December 18, 2023, Badcock was sold by Freedom VCM to Conn’s and now operates as a wholly owned subsidiary of Conn’s. This continues to be reported as a related party loan receivable due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023.

The Company also has a related party loan receivable from a Freedom VCM affiliate with a fair value of approximately $3.9 million as of December 31, 2024, the Freedom Receivables Note (see Part I, Item 1 above). The Freedom Receivables Note resulted from the sale of BRRII to a Freedom VCM affiliate and the collateral for this note includes the collection of certain consumer finance receivables by the Freedom VCM affiliate. The collectability and repayment of the principal balance and interest on these loans receivable, which total $45.8 million, are a function of many factors including the ultimate collection of the consumer finance receivables that collateralize the loans, criteria used to select the consumers that were issued credit, the pricing of the credit products, the lengths of the relationships, general economic conditions, the rate at which consumers repay their accounts or become delinquent, and the rate at which consumers borrow funds. Deterioration in these factors would adversely impact our business. In addition, to the extent we have over-estimated collectability, in all likelihood we have over-estimated our financial performance. Some of these concerns are discussed more fully below.

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

Because a significant portion of our reported interest income is based on management’s estimates of the future performance of receivables that collateralize $6.1 million of loans receivable, at fair value as of December 31, 2024, differences between actual and expected performance of the receivables may cause fluctuations in interest income. The fair value of these loans and the interest income we report are based on management’s estimates of cash flows we expect to receive on receivables that collateralize the loan receivable. The expected cash flows are based on management’s estimates of future default rates, payment rates, servicing costs, and charge-offs from the receivables portfolio. These estimates are based on a variety of factors, many of which are not within our control. Substantial differences between actual and expected performance of the receivables can occur and cause fluctuations in the interest income we record. For instance, higher than expected rates of delinquencies and losses from the receivables portfolio could cause interest income to be lower than expected.

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

Risks Related to our Wealth Management Business

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

We manage debt investments that involve significant risks.

We have and may invest in secured and unsecured debt issued by companies that have or may incur additional debt that is senior to the such debt. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of any such borrower, the owners of senior secured debt (i.e., the owners of first priority liens) generally will be entitled to receive proceeds from any realization of the secured collateral until they have been reimbursed. At such time, the owners of junior secured debt (including, in certain circumstances, the Company or an affiliate) will be entitled to receive proceeds from the realization of the collateral securing such debt. There can be no assurances that the proceeds, if any, from the sale of such collateral would be sufficient to satisfy the loan obligations secured by subordinate debt instruments. To the extent that the Company or an affiliate owns secured debt that is junior to other secured debt, the Company or such affiliate may lose the value of its entire investment in such debt.

In addition, the Company may invest in loans that are secured by a second lien on assets. Second lien loans have been a developed market for a relatively short period of time, and there is limited historical data on the performance of second lien loans in adverse economic circumstances. In addition, second lien loan products are subject to intercreditor arrangements with the holders of first lien indebtedness, pursuant to which the second lien holders have waived many of the rights of a secured creditor, and some rights of unsecured creditors, including rights in bankruptcy, which can materially affect recoveries. While there is broad market acceptance of some second lien intercreditor terms, no clear market standard has developed for certain other material intercreditor terms for second lien loan products. This variation in key intercreditor terms may result in dissimilar recoveries across otherwise similarly situated second lien loans in insolvency or distressed situations. While uncertainty of recovery in an insolvency or distressed situation is inherent in all debt instruments, second lien loan products carry more risks than certain other debt products.

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

Targus' business of selling products that relate primarily to the computer accessory markets makes our business performance sensitive to the general demand for IT and personal computer-related devices. As such, declines in the overall demand for personal computers and tablet devices can directly impact the demand for our accessory products as often our products are sold as an attachment to the original equipment manufacturer device that is being sold. The Company performs interim and year end impairment assessments of goodwill and intangible assets utilizing qualitative and quantitative analyses surrounding Targus' financial performance, market conditions in which it operates in, and other financial and non-financial factors. As a result of these assessments, the Company has recognized aggregate impairments to goodwill and intangible assets of $31.7 million and $68.6 million for the years ended December 31, 2024 and 2023, respectively.

Risks Related to Competition

We operate in highly competitive industries. Some of our competitors may have certain competitive advantages, which may cause us to be unable to effectively compete with or gain market share from our competitors.

We face competition with respect to all of our service and product areas. The level of competition depends on the particular service or product area.

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

Our Consumer Products segment competes with companies that make consumer retail products and/or own other brands and trademarks. Targus operates in an intensely competitive marketplace along with many other makers of consumer and enterprise productivity products. Competitors to our Consumer Products segment may be able to respond more quickly to changes in retailer, wholesaler and consumer preferences and devote greater resources to brand acquisition, development and marketing.

In addition, our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including artificial intelligence (AI). These competitive advantages may enable our competition to innovate better and more quickly, to compete more effectively on quality and price, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may lower barriers to entry in our industry and we may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services on offer may affect our customers’ expectations, requirements, or tastes in ways we cannot adequately anticipate or adapt to, causing our business to lose sales, market share, or the ability to operate profitably and sustainably.

If we are unable to attract and retain qualified personnel, we may not be able to compete successfully in our industry.

Our future success depends to a significant degree upon the continued contributions of senior management and the ability to attract and retain other highly qualified management personnel. We face competition for management from other companies and organizations; therefore, we may not be able to retain our existing personnel or fill new positions or vacancies created by expansion or turnover at existing compensation levels. Although we have entered into employment agreements with key members of the senior management team, there can be no assurances such key individuals will remain with us. Recently, we have failed to retain the services of certain key personnel which may adversely affect our business and prospects. The loss of any of our executive officers or other key management personnel would disrupt our operations and divert the time and attention of our remaining officers and management personnel which could have an adverse effect on our results of operations and potential for growth.

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

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 that took effect in 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification requirements and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. In addition, the California Consumer Privacy Act ("CCPA") effective since January 1, 2020 applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA established new requirements regarding handling of personal data to entities serving or employing California residents, and gave consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. Such rights were expanded under the California Privacy Rights Act (“CPRA”) which went into effect on January 1, 2023. In addition, similar laws have and may be adopted by other states where the Company does business. The impact of the CCPA and other state privacy laws on the Company’s business is yet to be determined.

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

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technology that is similar to ours. Legal protections afford only limited protection for our technology. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of our products or to obtain and use information that it regards as proprietary. Third parties may also design around our proprietary rights, which may render our protected products less valuable if the design around is favorably received in the marketplace. In addition, if any our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 31.0% of our outstanding common stock as of December 31, 2024. In particular, our Chairman and Co-Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 6,914,063 shares of our common stock or 22.8% of our outstanding common stock as of December 31, 2024. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that non-controlling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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
Our Chairman and Co-Chief Executive Officer is a party to a credit agreement pursuant to which he has pledged as collateral the substantial majority of his common stock in our Company to a bank, and any foreclosure on such stock or the sale or attempted sale of such common stock, could adversely impact the price of our common stock and result in negative publicity.
As reported by Mr. Riley in his Schedule 13D filed with the SEC, he has pledged as collateral the substantial majority of his shares of Company common stock beneficially owned by him as well as other personal assets in favor of a bank lender (the “Lender”), pursuant to a Credit Agreement and Pledge Agreement, each dated as of March 19, 2019, as amended (collectively, the “Loan Agreements”). Pursuant to the Loan Agreements, Mr. Riley has pledged a total of 5,804,124 shares of Company common stock in exchange for a loan of $21.4 million (as of September 16, 2025) which loan is currently due on April 1, 2026. The Loan Agreements permit the Lender, under certain specified circumstances (including upon the occurrence and during the continuance of an event of default), to exercise its rights to foreclose on, and dispose of, the pledged shares and other collateral, in each case, in accordance with the Loan Agreements. An event of default may occur if, upon the satisfaction of loan-to-collateral value ratios including as a result of a decline in our stock price, Mr. Riley was unable to pre-pay a requisite portion of the loan amount or post additional collateral. Any such foreclosure or disposition of shares of our common stock, or any attempt by the Lender to exercise such remedies, could cause the price of our common stock to decline and result in negative publicity for the Company.
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

During 2024, we suspended paying dividends on our preferred stock and common stock, and we may not pay dividends in the near future. Even if we were to reinitiate dividends, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. The determination regarding the payment of dividends is subject to the discretion of our Board of Directors and compliance with applicable laws, and there can be no assurances that we will generate sufficient cash to pay dividends, or that we will pay dividends in future periods.

Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

Together with our subsidiaries, we have a significant amount of indebtedness and substantial debt service requirements. As of December 31, 2024, we had approximately $1.8 billion of outstanding indebtedness. The terms of the instruments governing such indebtedness contain various restrictions and covenants regarding the operation of our business, including, but not limited to, restrictions on our ability to merge or consolidate with or into any other entity. We may also secure additional debt financing in the future in addition to our current debt. Our level of indebtedness generally could adversely affect our operations and liquidity, by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures, acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness. During 2024 and the first half of 2025, we engaged in a number of assets sales the proceeds of which were largely used to repay indebtedness. If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which could allow our creditors at that time to declare certain outstanding indebtedness to be due and payable or exercise other available remedies, which may in turn trigger cross acceleration or cross default rights in other agreements. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

Our publicly traded senior notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future.

Our publicly traded senior notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our senior notes are effectively subordinated to any secured indebtedness that we or our subsidiaries have currently outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. The indenture governing our senior notes does not prohibit us or our subsidiaries from incurring additional secured (or unsecured) indebtedness in the future. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness and may consequently receive payment from these assets before they may be used to pay other creditors, including the holders of our senior notes.

Our publicly traded senior notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Our publicly traded senior notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of our senior notes, and our senior notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including trade creditors) of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our senior notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our senior notes will be structurally subordinated to all indebtedness and other liabilities (including trade payables and the New Notes) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. The indenture governing our senior notes does not prohibit us or our subsidiaries from incurring additional indebtedness in the future. In addition, future debt and security agreements entered into by our subsidiaries may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral.

On March 26, 2025, the Company completed a private exchange transaction with an institutional investor pursuant to which the investor exchanged approximately $86.3 million aggregate principal amount of the Company’s 5.50% Senior Notes due March 2026 and approximately $36.7 million aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026 owned by it for approximately $87.8 million aggregate principal amount of New Notes, whereupon the exchanged notes were cancelled. The New Notes were issued pursuant to the Indenture between the Company, certain subsidiaries of the Company, as guarantors, and the Trustee, GLAS Trust Company LLC, a New Hampshire limited liability company, and the New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly-owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries (collectively, the "Guarantors"). The New Notes are secured on a second lien basis, junior to the obligations under the Company’s credit agreement, by substantially all of the assets of the Company and the Guarantors. The New Notes are subordinated in right of payment to the payment in full of the obligations under the Company’s credit agreement, dated as of February 26, 2025, with Oaktree Fund Administration, LLC, as administrative agent and as collateral agent, as amended. On April 7, 2025, the Company completed a private exchange transaction with a certain institutional investor pursuant to which the such investor exchanged approximately $22.0 million aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for approximately $10.0 million aggregate principal amount of the New Notes. On May 21, 2025, the Company completed a private exchange transaction with certain institutional investors pursuant to which such investors exchanged approximately $139.1 million aggregate principal amount of the Company’s 5.50% Senior Notes due March 2026, 5.00% Senior Notes due December 2026 and 6.00% Senior Notes due January 2028 for approximately $93.1 million aggregate principal amount of the New Notes. On June 30, 2025, the Company entered into a private exchange transaction with a certain institutional investor pursuant to which such investor exchanged approximately $28.0 million aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for $13.0 million aggregate principal amount of the New Notes. On July 11, 2025, the Company entered into a private exchange transaction with a certain institutional investor pursuant to which such investor exchanged approximately $42.8 million aggregate principal amount of the Company’s 6.50% Senior Notes due September 2026, 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for $24.6 million aggregate principal amount of the New Notes.

The indenture under which our senior notes were issued contains limited protection for holders of our publicly traded senior notes.

The indenture under which our publicly traded senior notes were issued offers limited protection to holders of such senior notes. The terms of the indenture and our senior notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on the holders of our senior notes. In particular, the terms of the indenture and our senior notes do not place any restrictions on our or our subsidiaries’ ability to:

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

Other current debt contain, or debt we may issue or incur in the future could contain, more protections for its holders than the indenture and our senior notes, including additional covenants and events of default. The additional issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of our senior notes.

An increase in market interest rates could result in a decrease in the value of our senior notes and increase our future borrowing costs.

In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. The increase in market interest rates over the last several years contributed to the decline in the market value of our senior notes. We cannot predict the future level of market interest rates, but to the extent market interest rates rise, the market value of our existing senior notes can be expected to further decline. Additionally, if interest rates rise, we may be required to refinance existing lower interest rate indebtedness with indebtedness bearing a higher rate of interest, and our issuance of new indebtedness at higher interest rates would likely cause the market value of our existing indebtedness that we do not refinance to decline. We cannot predict the future level of market interest rates.

An active trading market for our senior notes may not develop, which could limit the market price of our senior notes or the ability of our senior note holders to sell them.

The 5.00% 2026 Notes are quoted on NASDAQ under the symbol “RILYG,” the 5.25% 2028 Notes are quoted on NASDAQ under the symbol “RILYZ,” the 6.50% 2026 Notes are quoted on NASDAQ under the symbol “RILYN,” the 5.50% 2026 Notes are quoted on the NASDAQ under the symbol “RILYK” and the 6.00% 2028 Notes are quoted on NASDAQ under the symbol “RILYT”. We cannot provide any assurances that an active trading market will develop for our senior notes or that our senior note holders will be able to sell their senior notes. Since issuance, our senior notes have traded at times at a discount from their initial offering price due to prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure our senior note holders that a liquid trading market will develop for our senior notes, that our senior note holders will be able to sell our senior notes at a particular time or that the price our senior note holders receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for our senior notes may be harmed. Accordingly, our senior note holders may be required to bear the financial risk of an investment in our senior notes for an indefinite period of time.

We have and may continue to issue additional notes.

Under the terms of the indenture governing our senior notes, we may from time to time without notice to, or the consent of, the holders of our senior notes, create and issue additional notes which will be equal in rank to our senior notes. We will not issue any such additional notes unless such issuance would constitute a “qualified reopening” for U.S. federal income tax purposes.
From March 26, 2025 through July 11, 2025, the Company completed five private exchange transactions with certain institutional investors pursuant to which the investors exchanged approximately $355.0 million of our outstanding publicly traded senior notes for approximately $228.4 million aggregate principal amount of the New Notes. The New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly-owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries and are secured on a second lien basis, junior to the obligations under the Company’s credit agreement, by substantially all of the assets of the Company and the Guarantors.
The rating for the 5.00% 2026 Notes, 5.25% 2028 Notes, 6.50% 2026 Notes, 5.50% 2026 Notes, or 6.00% 2028 Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

We have obtained a rating for the 5.00% 2026 Notes, 5.25% 2028 Notes, 6.50% 2026 Notes, 5.50% 2026 Notes, and 6.00% 2028 Notes (collectively, the “Rated Notes”). Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold any of the Rated Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the Rated Notes may not reflect all risks related to us and our business, or the structure or market value of the Rated Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Rated Notes.

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

In the event of a bankruptcy, liquidation, dissolution or winding-up of the affairs of the Company, the Company’s assets will be available to pay obligations on the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Existing Preferred Stock”), which ranks in parity with the Series A Preferred Stock, only after all of the Company’s indebtedness and other liabilities have been paid. The rights of holders of the Existing Preferred Stock to participate in the distribution of the Company’s assets will rank junior to the prior claims of the Company’s current and future creditors and any future series or class of preferred stock the Company may issue that ranks senior to the Existing Preferred Stock. In addition, the Existing Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others) the Company’s existing subsidiaries and any future subsidiaries. The Company’s existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to the Company in respect of dividends due on the Existing Preferred Stock. If the Company is forced to liquidate its assets to pay its creditors, the Company may not have sufficient assets to pay amounts due on any or all of the Existing Preferred Stock then outstanding. The Company and its subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Existing Preferred Stock. The Company may incur additional indebtedness and become more highly leveraged in the future, which could harm the Company’s financial position and potentially limit cash available to pay dividends. As a result, the Company may not have sufficient funds remaining to satisfy its dividend obligations relating to the Existing Preferred Stock if the Company incurs additional indebtedness. In January 2025, the Company suspended payment of cash dividends on its 6.875% Series A and 7.375% Series B preferred shares.

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

Short sellers and others who raise allegations regarding the legality of our business activities, some of whom are positioned to profit if the price of our securities decline, have negatively affected the price of our securities and may continue to do so. For example, in early 2023, a short-focused research firm raised allegations regarding our investment portfolio, accounting practices, and other matters, and announced that they had taken a significant short position regarding our common stock, leading to public scrutiny and significant volatility in the price of our securities. This firm, as well as additional short sellers, have raised additional allegations over the course of 2023 and 2024, particularly around our relationship with Brian Kahn and the FRG take-private transaction. These reports and allegations have caused and may continue to cause significant volatility in the price of our common stock and other securities that may cause the value of a securityholder’s investment to decline rapidly.

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including on X, other forms of social media, articles, message boards and other media. This includes coverage that is not attributable to statements made by our directors, officers, employees or agents. Information provided by third parties may not be reliable or accurate and has materially impacted, and may continue to materially impact, the trading price of our common stock and other securities which could cause investors to lose their investments.

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

Our cybersecurity team is led by our chief information security officer, who is responsible for implementing and maintaining cybersecurity and data protection practices at the Company in close coordination with senior management and other teams across the Company. The chief information security officer provides regular updates to the Cybersecurity Committee (discussed further below) of which he is also a member. Our chief information security officer has extensive cybersecurity knowledge and skills gained from over 20 years of experience at the Company as chief information security officer and chief information officer where he has been responsible for implementing and maintaining cybersecurity and data protection practices, implementing complex technology solutions, and managing large groups of technology professionals. He holds multiple cybersecurity industry focused certifications and reports directly to the Co-Chief Executive Officer.

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
On July 11, 2025, the Company’s subsidiary, BRS, received a demand letter from certain parties that invested in a special purpose entity (the “SPV”) that in turn invested in the going private transaction (the “Transaction”) in August 2023 of FRG. The letter alleges that BRS failed to disclose certain material facts regarding FRG and the Transaction in violation of certain securities and other laws. Such investors seek rescission of the aggregate investment amount of $37.5 million. The Company believes such claims are meritless and intends to defend such claims.
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
On May 2, 2024 a putative class action was filed Ted Donaldson in the Superior Court for the State of California, County of Los Angeles on behalf of all persons who acquired the Company’s senior notes pursuant to the shelf registration statement filed with the SEC on Form S-3 dated January 28, 2021, and the prospectuses filed and published on August 4, 2021 and December 2, 2021 (the “Offerings”). The action asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933 against the Company, some of the Company's current and former officers and directors, and the financial institutions that served as underwriters and book runners for the Offerings. An amended complaint was filed on September 27, 2024. The amended complaint alleges that the offering documents failed to advise investors that Brian Kahn and/or one or more of his controlled entities was engaged in illicit business activities, that the Company, despite the foregoing, continued to finance transactions for Kahn, eventually enabling him and others to take FRG private, and that the foregoing was reasonably likely to draw regulatory scrutiny and reputational harm to the Company. The Company believes these claims are meritless and intends to defend this action.

On January 24, 2024, a putative securities class action complaint was filed by Mike Coan in U.S. Federal District Court, Central District of California, against the Company, Mr. Riley, Tom Kelleher and Phillip Ahn. The purported class includes persons and entities that purchased shares of the Company’s common stock between May 10, 2023 and November 9, 2023. A second putative class action lawsuit was filed on March 15, 2024 by the KL Kamholz Joint Revocable Trust (“Kamholz”). On August 8, 2024, this matter was consolidated with the Kamholz matter and an amended complaint was then filed on April 21, 2025. The amended complaint alleges that the Company failed to disclose to investors material financial details concerning a going private transaction involving FRG, and that the Company made false or misleading statements concerning the Company’s lending practices, its high concentration of risk in transactions involving Mr. Kahn and his affiliates, the condition and composition of the Company’s loan portfolio, the Company’s due diligence and risk management procedures, and the Company’s level of concern and internal scrutiny concerning Mr. Kahn after it learned he was potentially implicated in a fraud involving an unrelated third party. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company cannot estimate the amount of potential liability, if any, that could arise from these matters and believes these claims are meritless and intends to defend these actions.

On September 21, 2023, the Company’s wholly owned subsidiary, B. Riley Commercial Capital, LLC (“BRCC”), received a demand alleging that certain payments to BRCC in the aggregate amount of approximately $32.2 million made by Sorrento Therapeutics, Inc. (“Sorrento”), a chapter 11 debtor in the Bankruptcy Court, pursuant to that certain Bridge

Loan Agreement dated September 30, 2022 between Sorrento and BRCC, are avoidable as preferential transfers (the “Alleged Preferences”). On June 16, 2025, the liquidating trustee on behalf of the Sorrento Liquidating Trust filed a complaint with the Court in an adversary proceeding seeking to avoid and recover the Alleged Preferences. On September 12, 2025, the Court denied BRCC’s motion to dismiss. The Company believes that the liquidating trustee’s claims lack merit and intends to continue to assert its statutory defenses to defeat such claims.

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
As of September 16, 2025, there were approximately 129 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.

On June 4, 2025 and August 20, 2025, the Company received notices (the “Notices”) from the NASDAQ Stock Market LLC (“NASDAQ”), which stated that, as a result of the Company’s delays in filing its Annual Report on Form 10-K for the period ended December 31, 2024, its Quarterly Reports on Form 10-Q for the periods ended March 31, and June 30, 2025 (the "Delayed Quarterly Reports" (collectively, the "Delayed SEC Periodic Reports"), the Company was not in compliance with NASDAQ Listing Rule 5250(c)(1) (the “Rule”), which requires NASDAQ-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission (the “SEC”). The Notices state that based on NASDAQ’s further review and the materials submitted by the Company on June 2, 2025, the Staff determined to grant an exception to enable the Company to regain compliance with the Rule. This exception allowed the Company to remain listed while it worked to regain compliance with all delinquent filings. This exception presently expires on September 29, 2025. The Notices had no immediate effect on the listing of the Company’s securities on NASDAQ.

On September 4 and 19, 2025, the Company provided updates to its plan of compliance to the Staff. More specifically in the September 19 update, the Company determined that it would be unable to file the Delayed Quarterly Reports by September 29, 2025. While the Company is hopeful that the Staff will leave the terms of the exception in place through September 29, 2025, it is possible that the Staff will truncate the exception period, which would result in the issuance of a Staff Determination Letter.
Upon receipt of a Staff Determination Letter, the Company has the right under NASDAQ rules to request a hearing before a NASDAQ Hearings Panel. The Company intends to request such a hearing once it receives a Staff Determination Letter. Within the hearing request letter, the Company must explain why continued listing of its securities is appropriate pending the hearing.
Given the Company’s efforts to address the Delayed SEC Periodic Reports, its priority to remain transparent and disclose on a timely basis all material information via Current Report, as required by SEC rules, and the filing of the 2024 Form 10-K, the Company is hopeful that a NASDAQ Hearings Panel will both grant its request to continue trading pending the hearing and then grant the Company additional time to remain listed on NASDAQ until such time as it again becomes current in the SEC periodic public filings; however, we cannot provide any assurances that NASDAQ will do so.
Dividend Policy
We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.
Recent Repurchases of Equity Securities
None.

Share Performance Graph
The following graph and table compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Financial Index and S&P 500 index for the period from December 31, 2019 to

December 31, 2024. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

B.Riley Financial, Inc.
Common Stock Price
Five Year Comparison

B. Riley Financial, Inc.
Russell 2000
Russell 2000 Financial
S&P 500
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
2019
2020
2021
2022
2023
2024

As of December 31,	2019	2020	2021	2022	2023	2024
B. Riley Financial, Inc.	$100	$351	$844	$351	$243	$55
Russell 2000	$100	$146	$166	$131	$150	$165
Russell 2000 Financial	$100	$114	$144	$118	$128	$145
S&P 500	$100	$150	$190	$153	$190	$235

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assumes responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we are under no obligation to update any of the forward-looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations.
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

Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: volatility in our revenues and results of operations; changing conditions in the financial markets; matters related to our investment in Freedom VCM Holdings, LLC (“Freedom VCM”) and developments related to our prior business relationship with Brian Kahn (the former CEO of Freedom VCM); the receipt by the Company and Bryant Riley of subpoenas from the SEC; material weaknesses in internal control over financial reporting; our ability to generate sufficient revenues to achieve and maintain profitability; our exposure to credit risk; the short term nature of our engagements; failure to successfully compete in any of our businesses; our dependence on communications, information and other systems and third parties; the potential loss of financial institution clients; the illiquidity of, and additional potential losses from, our proprietary investments; changing economic and market conditions, including inflation and any actions by the Federal Reserve to address inflation, and the possibility of recession or an economic downturn; the effects of tariffs and other governmental initiatives, and related impacts including supply chain disruptions, labor shortages and increased labor costs; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; loss of key personnel; our ability to borrow under our credit facilities; failure to comply with the terms of our credit agreements or senior notes; the level of our indebtedness; our ability to meet future capital requirements; our ability to realize the benefits of our completed acquisitions, including our ability to achieve anticipated opportunities and cost savings, and accretion to reported earnings estimated to result from completed and proposed acquisitions in the time frame expected by management or at all; the diversion of management time on divestiture -related issues; the impact of legal proceedings, including in respect of matters related to Freedom VCM and Brian Kahn; the activities of short sellers and their impact on our business and reputation; and the effect of geopolitical instability, including wars, conflicts and terrorist attacks, including the impacts of Russia’s invasion of Ukraine and conflicts in the Middle East. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Except as otherwise required by the context, references in this Annual Report to the “Company,” “B. Riley,” “B. Riley Financial,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.
Overview
Description of the Company
B. Riley Financial, Inc. (NASDAQ: RILY) (the “Company”) is a diversified financial services platform that delivers tailored solutions to meet the strategic, operational, and capital needs of its clients and partners. We operate through several consolidated subsidiaries (collectively, “B. Riley”) that provide investment banking, brokerage, wealth management, asset management, direct lending, business advisory services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals.
The Company also opportunistically invests in and acquires companies or assets with attractive risk-adjusted return, with a focus on making operational improvements within these companies in an effort to maximize free cash flow. However, during 2024 and continuing into 2025, our focus has been on reducing indebtedness, including through the net proceeds from a number of strategic asset dispositions or other monetizations as described in additional detail under “—Disposition and Monetization Transactions”. The Company has reduced its total indebtedness from $2.4 billion at December 31, 2023 to $1.8 billion at December 31, 2024. The Company anticipates that reduction of indebtedness, including potentially through additional asset disposition or monetization transactions, will remain a key priority for the foreseeable future.

Our Business Segments

We report our activities in six reportable business segments: Capital Markets, Wealth Management, Financial Consulting, Communications, Consumer segment and E-Commerce segment. The descriptions below illustrate the businesses that comprise our segments.

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

In our Capital Markets segment we have a portfolio of loans receivable that consisted of the following at December 31, 2024 and December 31, 2023 (dollars in thousands):

				Fair Value Adjustments on Loans
		Loans Receivable, at Fair Value		Year Ended December 31,
	Industry or Type of Loan	December 31, 2024	December 31, 2023	2024	2023	2022
Related Party Loans:
Vintage Capital Management, LLC	Retail / consumer	$2,057	$200,506	$(222,911)	$—	$—
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	3,913	42,183	(13,874)	—	—
Conn's, Inc.	Retail / consumer	38,826	104,760	(71,724)	494	—
W.S. Badcock Corporation	Consumer receivable portfolio	2,169	20,624	(5,339)	(7,940)	—
Other related party loans	Services, Oil & Gas and Industrial	4,937	10,695	(14,823)	(29,342)	(1,603)
Total related party		51,902	378,768	(328,671)	(36,788)	(1,603)

Exela Technologies, Inc.	Technology	32,136	50,296	(701)	21,028	(20,191)
Core Scientific, Inc.	Technology	—	45,509	8,473	34,696	(34,791)
Other loans	Various	6,065	57,846	(4,599)	1,289	2,251
Total		$90,103	$532,419	$(325,498)	$20,225	$(54,334)

The fair value adjustments on loans receivable for the years ended December 31, 2024, 2023 and 2022, were $(325.5) million, $20.2 million, and $(54.3) million, respectively. During the years ended December 31, 2024, 2023 and 2022, fair value adjustments for loans receivable from related parties totaled $(328.7) million, $(36.8) million, and $(1.6) million, respectively. During the years ended December 31, 2024, 2023 and 2022, fair value adjustments for other loans receivable totaled $3.2 million, $57.0 million, and $(52.7) million respectively.

During the year ended December 31, 2024, fair value adjustments for the loan receivable for Vintage Capital Management, LLC were $(222.9) million. The fair value adjustments are related primarily to the decline in the equity fair value of Freedom VCM which, along with certain guarantees, is the primary collateral for this loan. The decline in the equity fair value of Freedom VCM is primarily due to Freedom VCM’s filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024 as a result of increases in net debt, a decrease in the operational performance of Freedom VCM various business units during 2024, and a decline in the equity value of Freedom VCM’s investment in Conn’s, Inc. common stock which was impacted by the Chapter 11 Cases under chapter 11 the Bankruptcy Code in the Bankruptcy Court.

During the year ended December 31, 2024, we recorded $(13.9) million of fair value adjustments to the loan receivable for Freedom VCM Receivables, Inc., primarily due to higher projected charge offs of receivables on the consumer receivable portfolio that are serviced by Conn's, Inc. which was impacted by the Chapter 11 Cases under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

During the years ended December 31, 2024 and 2023, we recorded $(71.7) million and $0.5 million of fair value adjustments to the loan receivable for Conn’s, Inc., respectively. The fair value adjustments are primarily related to Conn’s Inc. July 23, 2024 Chapter 11 Cases. The filing of the Chapter 11 Cases impacted the operational performance of the stores operated by Conn’s, Inc. and the additional expenses projected to be incurred in the Chapter 11 Cases resulted in a decline in the projected recovery value of the collateral for the Conn’s Inc. loan receivable.

During the years ended December 31, 2024 and 2023, fair value adjustments for the loan receivable from W.S. Badcock Corporation were $(5.3) million and $(7.9) million, respectively. The fair value adjustment of $(5.3) million during the year ended December 31, 2024, was primarily due to higher projected charge offs of receivables on the consumer receivable portfolio resulting from Conn’s, Inc. bankruptcy and estimated costs and losses from the projected liquidation of the consumer receivable portfolio. The fair value adjustment of $(7.9) million during the year ended December 31, 2023, was primarily due to changes in an increase in projected charge-offs due to a slowdown in the economy that impacted customer collections on the individual consumer loans in the portfolio.

During the years ended December 31, 2024, 2023 and 2022, fair value adjustments for the loan receivable from Exela Technologies, Inc. were $(0.7) million, $21.0 million, and $(20.2) million, respectively. The fair value adjustment of $21.0 million was primarily due to the payment of promissory note in full during year ended December 31, 2023 The fair value adjustment of $(20.2) million for the year ended December 31, 2022, was primarily due to deterioration in the collateral for the loan.

During the years ended December 31, 2024, 2023 and 2022, fair value adjustments for the loan receivable from Core Scientific, Inc. were $8.5 million, $34.7 million, and $(34.8) million, respectively. Core Scientific, Inc. provides digital infrastructure for bitcoin mining and high-performance computing. Core Scientific, Inc. filed Chapter 11 bankruptcy in 2022, leading to a significant mark down of the loan receivable in the fourth quarter of 2022. Subsequent to the Chapter 11 restructuring, and during the first quarter of 2023, there was a significant rebound in bitcoin prices resulting in significant growth and value assumptions. The $45.5 million of loans receivable from Core Scientific, Inc. (“Core Scientific”) at December 31, 2023 included a loan in the amount of $42.1 million that was settled in full upon Core Scientific’s exit from Chapter 11 bankruptcy in January 2024.

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

	Year Ended December 31,
	2024	2023	2022
Revenues - Services and fees
Brokerage revenues	$91,488	$88,866	$112,837
Advisory revenues	77,307	73,904	85,768
Other	28,673	30,717	32,130
Total services and fees revenue	197,468	193,487	230,735
Trading income	3,278	4,758	3,522
Total revenues	$200,746	$198,245	$234,257
Total assets under management were approximately $20.7 billion, $25.4 billion, and $23.9 billion at December 31, 2024, 2023, and 2022, respectively. Of these amounts, advisory assets under management totaled approximately $6.9 billion at December 31, 2024, and $8.0 billion at December 31, 2023, and $7.2 billion at December 31, 2022. Advisory revenues were 0.25%, 0.24%, and 0.32% of average advisory assets under management during the years ended December 31, 2024, 2023, and 2022, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Broker revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. Other revenues are primarily comprised of tax service fees and management fees earned from comprehensive client focused services performed.

Financial Consulting Segment - We provide a variety of specialized advisory services spanning bankruptcy, restructuring, turnaround management, forensic accounting, crisis and litigation support, and operations management. On November 15, 2024, as more fully described in “—Recent Developments”, the Company entered into a transaction whereby approximately 52.6% of the common equity interests of a newly formed subsidiary that included the Company’s appraisal and valuation and real estate advisory services operations along with the Company’s auction and liquidations operations was sold to an investment management firm. These operations are included in discontinued operations as discussed in Note 4 to the accompanying consolidated financial statements and will be deconsolidated in future periods since B. Riley no longer has control and owns a non-controlling equity investment ownership interest of 44.2% in the business. On June 27, 2025, as more fully described in “—Recent Developments”, the Company signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber. The aggregate cash consideration paid by the Buyers for the interests of GlassRatner and shares of Farber was $117.8 million, which is based on a target closing working capital amount that is subject to adjustment within 180-days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.

Communications Segment – We own a number of businesses that comprises our Communications Segment that we have acquired for attractive risk-adjusted investment return characteristics. We may pursue future acquisitions to expand this portfolio of businesses which currently includes: Lingo Management, LLC ("Lingo Management"), a global cloud/unified communications and managed service provider that includes the operations of BullsEye Telecom, Inc. ("BullsEye"), a single source communications and cloud technology provider previously merged into Lingo; Marconi Wireless Holdings, LLC ("Marconi Wireless"), a mobile virtual network operator that provides mobile phone voice, text, and data services and devices; magicJack VoIP Services, LLC ("magicJack"), a VoIP cloud-based technology and communications provider that offers related devices and subscription services; and United Online, Inc. ("UOL"), an Internet access provider that offers dial-up, mobile broadband and digital subscriber line services under the NetZero and Juno brands.

Consumer Products Segment – This segment is comprised of Tiger US Holdings, Inc. ("Targus"), which we acquired on October 18, 2022 and is a multinational company that, together with its subsidiaries, designs, manufactures, and sells consumer and enterprise productivity products with a large business-to-business (B2B) customer client base and global distribution in over 100 countries. The Targus product line includes laptop and tablet cases, backpacks, universal docking stations, and computer accessories.

E-Commerce Segment – This segment is comprised of Nogin, Inc. ("Nogin"), which is a technology platform operating e-commerce stores that delivers CaaS solutions for apparel brands and other retailers. The Company manages clients’ front-to-back-end operations of the e-commerce stores and also provides marketing services to their clients. The Company’s business model is based on providing a comprehensive e-commerce solution to its customers on a revenue sharing basis.

Our operating results are primarily comprised of the operations of these businesses within our six reportable operating segments. However, we also generate revenues from other businesses that we may acquire with the goal to expand their operations, drive growth, and create operational efficiencies to improve cash flows to reinvest across other business operations in our platform. These businesses are typically in fragmented markets and include the operations of a regional environmental services business, and bebe which operates rent-to-own stores.

In prior years, we also generated operating revenues from an entity that was then a majority owned subsidiary of ours which licensed the trademarks and intellectual properties from ownership of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore. We also generated other income from dividends we received from our then equity ownership of investments that ranged from 10% to 50% in companies that license the trademark and intellectual property of the Hurley, Justice, and Scotch & Soda brands as well as from our majority owned subsidiary bebe stores, inc. which owns the bebe and Brookstone brands. We also reported fair value adjustments from these equity investments since we elected to account for these equity investments using the fair value method of accounting. As of December 31, 2024, B. Riley no longer has control over these operations and are included as discontinued operations in the consolidated financial statements as of December 31, 2023, and for the years ended December 31, 2024, 2023, and 2022.

Securities and Other Investments Owned Portfolio – We have a portfolio of securities and other investments owned that consists of public equity securities, private securities, partnership interests and other investments, corporate bonds and other fixed income securities as follows at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Public Equity Securities:
Badcock & Wilcox Enterprises, Inc. - common stock	$45,012	$40,072
Badcock & Wilcox Enterprises, Inc. - preferred stock	1,528	6,386
Alta Equipment Group, Inc. - common stock	—	44,653
Double Down Interactive Co., Ltd - common stock	43,706	30,439
Synchronoss Technologies, Inc. - common stock	7,200	8,780
Other public equities	27,446	64,211
Total public equity securities	124,892	194,541

Private Equity Securities:
Freedom VCM Holdings, LLC	—	287,043
Other private equities	107,616	229,993
Total private equity securities	107,616	517,036

Total equity securities	232,508	711,577

Corporate bonds	29,027	59,287
Other fixed income securities	4,923	2,989
Partnership interest and other	15,867	35,196
Total securities and other investments owned	$282,325	$809,049

Securities and other investments owned was $282.3 million and $809.0 million as of December 31, 2024 and December 31, 2023, respectively. Of this amount, the fair value of equity securities totaled $232.5 million and $711.6 million as of December 31, 2024 and December 31, 2023. Of these amounts, public equity securities totaled $124.9 million and $194.5 million as of December 31, 2024 and December 31, 2023, and private equity securities totaled $107.6 million and $517.0 million as of December 31, 2024 and December 31, 2023.

The fair value of Badcock & Wilcox Enterprises, Inc. - common stock held as of held as of December 31, 2024 and December 31, 2023 was $45.0 million and $40.1 million, respectively. The change in fair value for the year ended December 31, 2024 is primarily related to an increase in the public share price during the period.

The fair value of Alta Equipment Group, Inc. common stock held as of December 31, 2023 was $44.7 million, and the Company sold the entire position in the first quarter of 2024 and recorded a loss of $(3.5) million. The sale was executed to raise additional capital to fund operating activities.

The fair value of our Double Down Interactive Co., Ltd common stock held as of December 31, 2024 and December 31, 2023 was $43.7 million and $30.4 million, respectively. The change in fair value for the year ended December 31, 2024 is primarily related to an increase in the public share price during the period.

The fair value of our investment in Freedom VCM Holdings, LLC, held as of December 31, 2024 and December 31, 2023 was zero and $287.0 million, respectively. During the year ended December 31, 2024, we recorded fair value adjustments of $(221.0) million primarily due to increases in net debt, declines in Freedom VCM Holdings, LLC’s investment in Conn’s, Inc. common stock and impact of Conn's bankruptcy filing on July 23, 2024, and a decrease in the operational performance of Freedom VCM Holdings, LLC’s various business segments. The investment in Freedom VCM Holdings, LLC was also impacted due to the filing of Freedom VCM’s voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024.

	Realized and Unrealized Gains (Losses)
	Year Ended December 31,
	2024	2023	2022
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$1,181	$(84,244)	$(49,583)
Babcock & Wilcox Enterprises, Inc. - preferred stock	1,830	(2,204)	(9,105)
Alta Equipment Group, Inc. - common stock	(3,537)	3,502	13,617
Double Down Interactive Co., Ltd - common stock	11,977	(4,260)	(26,662)
Synchronoss Technologies, Inc. - common stock	6,368	(3,392)	—
Franchise Group, Inc. - common stock	—	—	(775)
Arena Group Holdings, Inc. - common stock	—	(31,041)	(6,101)
Other public equities	(2,163)	(15,634)	(157,466)
Subtotal	15,656	(137,273)	(236,075)

Private Equity Securities:
Freedom VCM Holdings, LLC	(221,042)	4,542	—
Other private equities	(58,903)	(30,334)	(9,074)
Subtotal	(279,945)	(25,792)	(9,074)

Corporate bonds	898	1,224	(3,671)
Partnership interest and other	(295)	(212)	1,280
Total	$(263,686)	$(162,053)	$(247,540)

During the years ended December 31, 2024, 2023, and 2022, realized and unrealized losses of $(263.7) million, $(162.1) million, and $(247.5) million were recorded to other income as realized and unrealized losses on investments, respectively. These realized and unrealized losses are made up of realized and unrealized gains (losses) recorded to public equity securities, private equity securities, corporate bonds, and partnership interest and other investments. The majority of realized and unrealized (losses) gains on investments are related to public equity securities (equity securities that trade on major exchanges), and private equity securities.

During the years ended December 31, 2024, 2023, and 2022, $15.7 million, $(137.3) million, and $(236.1) million of realized and unrealized gains (losses) were recorded for public equity securities to other income as realized and unrealized gains (losses) on investments. During the years ended December 31, 2024, 2023, and 2022, we recorded $1.2 million, $(84.2) million, and $(49.6) million, respectively, to realized and unrealized gains (losses) related to Babcock & Wilcox Enterprises, Inc. ("B&W") - common stock, primarily due to public share price movements during these periods.

During the years ended December 31, 2024, 2023, and 2022, we recorded $12.0 million, $(4.3) million, and $(26.7) million, respectively, to realized and unrealized gains (losses) related to Double Down Interactive Co., Ltd. primarily related to public share price movements during these periods.

During the years ended December 31, 2024, 2023, and 2022, $(279.9) million, $(25.8) million, and $(9.1) million of realized and unrealized losses were recorded for private equity securities to other income as realized and unrealized losses on investments. During the year ended December 31, 2024, we recorded $(221.0) million to realized and unrealized losses related to our investment in Freedom VCM Holdings, LLC. The entirety of the balances were related to fair value adjustments due primarily to increases in net debt as well as significant declines in Freedom VCM Holdings, LLC’s investment in Conn’s, Inc. common stock and impact of Conn's, Inc. bankruptcy filing on July 23, 2024, and a decrease in the operational performance of Freedom VCM Holdings, LLC’s various business segments. The investment in Freedom VCM Holdings, LLC was also impacted due to the filing of Freedom VCM’s voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024.
Recent Developments
Conn’s and FRG
The Company’s results during the year ended December 31, 2024 were negatively impacted by a significant non-cash markdown of $287.0 million related to its investment in Freedom VCM, the indirect parent entity for FRG. Freedom VCM’s strategy, which included the potential divestiture or monetization of certain assets, was materially negatively impacted by the unexpected announcement in November 2023 concerning FRG’s former CEO and his alleged involvement in fraudulent schemes despite the fact that these allegations are unrelated to FRG and its businesses. In the meantime, the consumer facing portion of the U.S. economy has deteriorated. On November 3, 2024, FRG, its operating businesses, and certain other affiliates, including Freedom VCM, filed the FRG Chapter 11 Cases under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result, on November 4, 2024, we concluded that we were required to record an impairment (in addition to prior impairments) with respect to the Freedom VCM Investment and the Vintage Loan Receivable. The additional non-cash impairments of the Freedom VCM Investment and the Vintage Loan Receivable are $118.0 million in the aggregate as of November 4, 2024. As a result of such additional impairments, we have ascribed no value to the Freedom VCM Investment and the Vintage Loan Receivable was valued at $2.1 million at December 31, 2024, which approximates the fair value of the underlying collateral for this loan which is primarily comprised of other securities. Subsequent to December 31, 2024, the fair value of the underlying collateral for this loan, which is comprised of other public securities, decreased to a fair value of $1.3 million at September 16, 2025.
Additionally, on July 23, 2024, Conn’s and certain of its subsidiaries filed the Chapter 11 Cases under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. FRG, pursuant to a transaction consummated in January 2024, acquired a substantial equity investment in Conn’s in exchange for the sale of its Badcock Home Furniture & more business to Conn’s. The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the Conn’s, among Conn’s, W.S. Badcock LLC, as borrowers, and an affiliate of the Company, as administrative agent, collateral agent, and lender. As of the date of the filing of the Chapter 11 Cases, $93.0 million in outstanding borrowings existed under the Conn’s Term Loan. Any efforts to enforce payment obligations under the Conn’s Term Loan were automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of the Conn’s Term Loan are subject to the applicable provisions of the Bankruptcy Code. The fair value of the Conn's loans receivable was $38.8 million as of December 31, 2024. The fair value adjustment on the Conn’s loan receivable was $(71.7) million for the year ended December 31, 2024.
Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26.0 million, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 19.3%, of AUM as of December 31, 2024.

Debt Financing and Repayment of Nomura Credit Facility
On February 26, 2025, the Company and the Company’s wholly owned subsidiary, BR Financial Holdings, LLC (the “BRFH Borrower”), entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree Capital Management, L.P. with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent. The new credit agreement provided for (i) a three-year $125.0 million secured term loan credit facility (the “Initial Term Loan Facility”) and (ii) a four-month $35.0 million secured delayed draw term loan credit facility (the “Delayed Draw Facility” and, together with the Initial Term Loan Facility, the “Credit Facility”). The proceeds from the Initial Term Loan Facility were primarily used (a) to repay the existing indebtedness under the Nomura Credit agreement discussed in Note 13, (b) for working capital and general corporate purposes and (c) to pay transaction fees and expenses. The proceeds of the Delayed Draw Facility were used (a) to fund obligations relating to the liquidation of substantially all of the assets of JOANN, Inc. and its subsidiaries and (b) for working capital and general corporate purposes.
Borrowings accrue interest at the adjusted term Secured Overnight Financing Rate ("SOFR") rate as defined in the Credit Facility with an applicable margin of 8.00%. In addition to paying interest on outstanding borrowings under the Credit Facility, the Company was required to pay (i) a closing fee of 3.00% of the aggregate principal amount of the loans under the Initial Term Loan Facility and 2.00% of the aggregate principal amount of the loans under the Delayed Draw Facility, and (ii) an exit fee upon the prepayment or repayment of the Credit Facility of 5.00% of the aggregate principal amount of such loans repaid, provided, that the Initial Term Loan Facility exit fee shall not be payable if the share price for the Company's common stock exceeds a certain threshold. The Credit Facility also contains a provision where the final $62.5 million of repayment of principal on the Initial Term Loan may be subject to an additional prepayment premium, as defined in the Credit Facility, if the prepayment occurs before the second anniversary date of the Credit Facility.
The Company issued warrants to certain affiliates of Oaktree Capital Management, L.P. in connection with the Credit Facility to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the warrant holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of the Company’s common stock.
Subject to certain eligibility requirements, certain assets of the BRFH Borrower are placed into a borrowing base (the “Borrowing Base”), which serves to limit the borrowings under the Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Credit Facility. The Credit Facility contains covenants that, among other things, limit the Company’s, the BRFH Borrower’s and the BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests.
Redemption of Senior Notes
On February 28, 2025 we redeemed all the issued and outstanding 6.375% 2025 Notes. The redemption price was equal to 100% of the aggregate principal amount, plus any accrued interest and unpaid interest up to, but excluding, the redemption date The total redemption payment included approximately $0.7 million accrued interest. In connection with the full redemption, the 6.375% 2025 Notes, which were listed on NASDAQ under the ticker symbol “RILYM,” were delisted from NASDAQ and ceased trading on the redemption date.
Sale of Atlantic Coast Recycling
On March 3, 2025, the Company and BR Financial, B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company, which included the Atlantic Companies, entered into the MIPA. Pursuant to the MIPA, on March 3, 2025, the Interests owned by BR Financial and the minority holders were sold to a third party. The Interests were sold to the third party on March 3, 2025 for a purchase price of $102.5 million, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68.6 million to the Company after adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68.6 million of cash proceeds received by the Company, approximately $22.6 million was used to pay interest, fees, and principal on the Credit Facility discussed above. A gain of $52.7 million was recognized in the first quarter of 2025 from this sale.
B. Riley Securities Holdings, Inc. Equity Issuance
On March 10, 2025, the Company’s wholly-owned subsidiary B. Riley Securities Holdings, Inc. ("BRSH") which is comprised of the broker dealer operations within the Capital Markets segment merged with a shell corporation and issued 0.6% of the equity in BRSH to certain investors in the shell corporation and upon completion of the transaction became minority stockholders of BRSH. Simultaneously with the merger with the shell corporation, BRSH approved the BRSH Stock Plan and issued restricted stock awards to employees and officers of BRSH which represented 10.0% of the equity of BRSH that vest over a period of four to five years. Assuming the full issuance of the restricted stock awards, the Company continues to own 89.4% of BRSH.
Exchange of Senior Notes
On March 26, 2025, the Company completed a private exchange transaction with an institutional investor pursuant to which the investor exchanged $86.3 million of aggregate principal amount of the Company’s 5.50% Senior Notes due March 2026 and $36.7 million aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026 owned by it for approximately $87.8 million aggregate principal amount of 8.00% Senior Secured Second Lien Notes due 2028 (the "New Notes"), whereupon the exchanged notes were cancelled. In addition, on April 7, 2025, the Company completed a private exchange transaction with a certain institutional investor pursuant to which the investor exchanged approximately $22.0 million aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for approximately $10.0 million aggregate principal amount of the New Notes. On May 21, 2025, the Company completed a private exchange transaction with a certain institutional investor to exchange principal amounts of approximately $29.5 million, $75.0 million, and $34.5 million of the Company's 5.50% Senior Notes due March 2026, 5.00% Senior Notes due December 2026, and 6.00% Senior Notes due January 2028, respectively, for approximately $93.1 million aggregate principal amount of the New Notes. On June 30, 2025, the Company entered into a private exchange transaction with a certain institutional investor pursuant to which such investor exchanged approximately $28.0 million aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for $13.0 million aggregate principal amount of the New Notes. On July 11, 2025, the Company entered into a private exchange transaction with a certain institutional investor pursuant to which such investor exchanged approximately $42.8 million aggregate principal amount of the Company’s 6.50% Senior Notes due September 2026, 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for $24.6 million aggregate principal amount of the New Notes.
The New Notes were issued pursuant to an indenture, dated as of March 26, 2025 (the “Indenture”), between the Company, certain subsidiaries of the Company, as guarantors, and GLAS Trust Company LLC, a New Hampshire limited liability company, as trustee and collateral agent (in such capacities, the “Trustee”), and the New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly-owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries (collectively, the “Guarantors”). The New Notes are secured on a second lien basis, junior to the obligations under the Company’s Credit Facility, by substantially all of the assets of the Company and the Guarantors. The New Notes are subordinated in right of payment to the payment in full of the obligations under the Company’s Credit Facility.
The New Notes accrue interest at a rate of 8.00% per annum, payable semi-annually in arrears on April 30 and October 31, starting October 31, 2025. The New Notes mature on January 1, 2028. The Company may redeem the New Notes (i) at any time, in whole or in part, before March 26, 2026, at a redemption price equal to 100% of the aggregate principal amount being redeemed, plus a customary make-whole premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date; and (ii) at any time, in whole or in part, after March 26, 2026, at a redemption price equal to 100% of the aggregate principal amount being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The New Notes contain change of control provisions, whereby the holders of the New Notes have the right to require the Company to repurchase all or a portion of the New Notes at a purchase price, in cash, equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, if the Company or its restricted subsidiaries engage in certain asset sales and do not invest such proceeds or permanently reduce certain debt within a specified period of time, the Company will be required to use a portion of the proceeds of such asset sales above a specified threshold to make an offer to purchase the New Notes at a price equal to 100% of the principal amount of the New Notes being purchased, plus accrued and unpaid interest. The Indenture contains certain covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests.
Nogin
On March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors, (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provides the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company no longer controls or owns the assets of Nogin and the results of operations will no longer be reported in the Company’s financial statements after March 31, 2025.
Sale of GlassRatner and Farber
On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests GlassRatner and Farber. The aggregate cash consideration paid by the Buyers for the interests of GlassRatner and shares of Farber was $117.8 million, which is based on a target closing working capital amount that is subject to adjustment within 180-days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.
Targus/FGI Credit Agreement
On August 20, 2025, Targus (the "Targus Borrower") and certain of the Targus Borrowers' direct and indirect subsidiaries (the “FGI Loan Parties”) entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the “Targus/FGI Credit Agreement”) with FGI Worldwide LLC (“FGI”), as agent and for a three-year $30.0 million revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the existing Targus Credit Agreement with PNC. The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028.
The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term SOFR for a period of 1 month plus 10 basis points, plus (c) 0.30% per month collateral management fee.
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement.
As required under the Targus/FGI Credit Agreement, B. Riley Commercial Capital, LLC, a wholly owned subsidiary of the Company ("BRCC"), entered into an amendment to an existing intercompany loan and security agreement to extend an additional subordinated loan to the Targus Borrower at the closing of the Targus/FGI Credit Agreement in the amount of $5.0 million increasing the aggregate principal amount of such loan from $5.0 million to $10.0 million.

Results of Operations
The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consolidated Statements of Operations
(Dollars in thousands)

	Year Ended December 31, 2024		Year Ended December 31, 2023		Change
	Amount	%	Amount	%	Amount	%
Revenues:
Services and fees	$875,480	104.3%	$898,750	61.3%	$(23,270)	(2.6)%
Trading (loss) income	(57,007)	(6.8)%	21,603	1.5%	(78,610)	n/m
Fair value adjustments on loans	(325,498)	(38.8)%	20,225	1.4%	(345,723)	n/m
Interest income - loans	54,141	6.5%	123,244	8.4%	(69,103)	(56.1)%
Interest income - securities lending	70,862	8.5%	161,652	11.0%	(90,790)	(56.2)%
Sale of goods	220,619	26.3%	240,303	16.4%	(19,684)	(8.2)%
Total revenues	838,597	100.0%	1,465,777	100.0%	(627,180)	(42.8)%

Operating expenses:
Direct cost of services	213,901	25.5%	214,065	14.6%	(164)	(0.1)%
Cost of goods sold	167,634	20.0%	172,836	11.8%	(5,202)	(3.0)%
Selling, general and administrative expenses	759,777	90.6%	764,926	52.2%	(5,149)	(0.7)%
Restructuring charge	1,522	0.2%	2,131	0.1%	(609)	(28.6)%
Impairment of goodwill and other intangible assets	105,373	12.6%	70,333	4.8%	35,040	49.8%
Interest expense - Securities lending and loan participations sold	66,128	7.9%	145,435	9.9%	(79,307)	(54.5)%
Total operating expenses	1,314,335	156.8%	1,369,726	93.4%	(55,391)	(4.0)%
Operating (loss) income	(475,738)	(56.8)%	96,051	6.6%	(571,789)	n/m
Other income (expense):
Interest income	3,621	0.4%	3,875	0.3%	(254)	(6.6)%
Dividend income	4,462	0.5%	12,747	0.9%	(8,285)	(65.0)%
Realized and unrealized losses on investments	(263,686)	(31.4)%	(162,053)	(11.1)%	(101,633)	62.7%
Change in fair value of financial instruments and other	4,614	0.6%	(3,998)	(0.3)%	8,612	n/m
Gain on bargain purchase	—	—%	15,903	1.1%	(15,903)	(100.0)%
Income (loss) from equity method investments	31	—%	(152)	—%	183	(120.4)%
Loss on extinguishment of debt	(18,725)	(2.2)%	(5,409)	(0.4)%	(13,316)	n/m
Interest expense	(133,308)	(15.9)%	(156,240)	(10.7)%	22,932	(14.7)%
Loss from continuing operations before income taxes	(878,729)	(104.8)%	(199,276)	(13.6)%	(679,453)	n/m
(Provision for) benefit from income taxes	(22,125)	(2.6)%	39,115	2.7%	(61,240)	(156.6)%
Loss from continuing operations	(900,854)	(107.4)%	(160,161)	(10.9)%	(740,693)	n/m
Income from discontinued operations, net of income taxes	125,915	15.0%	54,530	3.7%	71,385	130.9%
Net loss	(774,939)	(92.4)%	(105,631)	(7.2)%	(669,308)	n/m
Net loss attributable to noncontrolling interests	(10,665)	(1.3)%	(5,721)	(0.4)%	(4,944)	86.4%
Net loss attributable to B. Riley Financial, Inc.	(764,274)	(91.1)%	(99,910)	(6.8)%	(664,364)	n/m
Preferred stock dividends	8,060	1.0%	8,057	0.5%	3	—%
Net loss available to common shareholders	$(772,334)	(92.1)%	$(107,967)	(7.4)%	$(664,367)	n/m
n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2024		Year Ended December 31, 2023		Change
	Amount	%	Amount	%	Amount	%
Services and fees:
Capital Markets segment	$192,499	22.8%	$249,036	17.0%	$(56,537)	(22.7)%
Wealth Management segment	197,468	23.5%	193,487	13.2%	3,981	2.1%
Financial Consulting segment	92,176	11.0%	77,283	5.3%	14,893	19.3%
Communications segment	289,435	34.5%	330,952	22.6%	(41,517)	(12.5)%
E-Commerce segment	13,855	1.7%	—	—%	13,855	100.0%
All Other	90,047	10.7%	47,992	3.3%	42,055	87.6%
Subtotal	875,480	104.2%	898,750	61.4%	(23,270)	(2.6)%

Trading (loss) income:
Capital Markets segment	(60,285)	(7.2)%	16,845	1.1%	(77,130)	n/m
Wealth Management segment	3,278	0.4%	4,758	0.3%	(1,480)	(31.1)%
Subtotal	(57,007)	(6.8)%	21,603	1.4%	(78,610)	n/m

Fair value adjustments on loans:
Capital Markets segment	(325,498)	(38.8)%	20,225	1.4%	(345,723)	n/m

Interest income - loans:
Capital Markets segment	54,141	6.5%	123,244	8.4%	(69,103)	(56.1)%

Interest income - securities lending:
Capital Markets segment	70,862	8.5%	161,652	11.0%	(90,790)	(56.2)%

Sale of goods:
Communications segment	5,589	0.7%	6,737	0.5%	(1,148)	(17.0)%
Consumer Products segment	202,597	24.2%	233,202	15.9%	(30,605)	(13.1)%
E-Commerce segment	10,646	1.3%	—	—%	10,646	100.0%
All Other	1,787	0.2%	364	—%	1,423	n/m
Subtotal	220,619	26.4%	240,303	16.4%	(19,684)	(8.2)%

Total revenues	$838,597	100.0%	$1,465,777	100.0%	$(627,180)	(42.8)%
n/m - Not applicable or not meaningful.
Total revenues decreased approximately $627.2 million to $838.6 million during the year ended December 31, 2024 from $1.5 billion during the year ended December 31, 2023. The decrease in revenues during the year ended December 31, 2024 was primarily due to a decrease in fair value adjustments on loans of $345.7 million, decrease in interest income from securities lending of $90.8 million, higher trading losses of $78.6 million, decrease in interest income from loans of $69.1 million, lower revenue from services and fees of $23.3 million, and lower revenue from sale of goods of $19.7 million. The $345.7 million decrease in fair value adjustments related to loans was primarily driven by unfavorable changes in fair value adjustments of $222.9 million related to the loan to Vintage Capital Management, LLC, $72.2 million related to the loan to Conn’s, $26.2 million related to Core Scientific, Inc., $13.9 million related to the loan to Freedom VCM, and the remaining decrease in fair value adjustments of $10.5 million related to other loans. The decrease in revenue from services and fees of $23.3 million was primarily due to decreases of $56.5 million in the Capital Markets segment and $41.5 million in the Communications segment, partially offset by increases of $42.1 million in All Other, $14.9 million in the Financial Consulting segment, $13.9 million in the E-Commerce segment and $4.0 million in the Wealth Management segment.
Revenues from services and fees in the Capital Markets segment decreased approximately $56.5 million, to $192.5 million during the year ended December 31, 2024 from $249.0 million during the year ended December 31, 2023. The decrease in revenues was primarily due to decreases in revenue of $36.1 million in corporate finance, consulting, and investment banking fees, $9.5 million in commission fees, $6.7 million in dividends, $3.0 million in interest income and $2.0 million in other income, partially offset by an increase of $0.7 million in asset management fees.
Revenues from services and fees in the Wealth Management segment increased $4.0 million, to $197.5 million during the year ended December 31, 2024 from $193.5 million during the year ended December 31, 2023. The increase in revenues was primarily due to increases in revenue of $3.2 million from wealth and asset management fees, and $1.3 million in other income, partially offset by a decrease of $0.5 million in commission fees.

Revenues from services and fees in the Financial Consulting segment increased $14.9 million, to $92.2 million during the year ended December 31, 2024 from $77.3 million during the year ended December 31, 2023. The increase in revenues was primarily due to an increase of $21.0 million from the bankruptcy and restructuring, forensic and litigation, C&W, Interface Consulting and Farber divisions, partially offset by a decrease in revenues of $6.1 million from the automotive restructuring and finance and valuations divisions.
Revenues from services and fees in the Communications segment decreased $41.5 million to $289.4 million during the year ended December 31, 2024 from $331.0 million during the year ended December 31, 2023. The decrease in revenues was primarily due to a decrease of $40.4 million in subscription services partially due to $18.8 million from the Lingo/Bullseye carrier business which was divested in the third quarter of 2024 and other revenue of $1.1 million. We expect Communications segment revenue to continue to decline year over year.
Revenues from services and fees in the E-Commerce segment were $13.9 million during the year ended December 31, 2024. These revenues include commission fees from Nogin, which we acquired in the second quarter of 2024,
Revenues from services and fees in All Other increased by $42.1 million to $90.0 million during the year ended December 31, 2024 from $48.0 million during the year ended December 31, 2023. These revenues include merchandise rental fees and sales from bebe in which we acquired a controlling interest during the fourth quarter of 2023, and the operations of a regional environmental services business and a landscaping business that we acquired in 2022. Revenues from services and fees in All Other increased by approximately $39.3 million related to merchandise rental fees from bebe, $10.1 million related to the operations of the regional environmental services business, and $0.6 million in other income, partially offset by a decrease of $8.0 in revenues from the landscaping business, which was sold in the third quarter of 2023.
Trading (loss) income decreased $78.6 million to a loss of $57.0 million during the year ended December 31, 2024 compared to income of $21.6 million during the year ended December 31, 2023. This was primarily due to decreases of $77.1 million in the Capital Markets segment and $1.5 million in the Wealth Management segment. The loss of $57.0 million during the year ended December 31, 2024 was primarily due to $64.6 million in realized loss on Freedom VCM.
The decrease in fair value adjustment of $345.7 million on our loans receivable during the year ended December 31, 2024 was primarily driven by unfavorable changes in fair value adjustments of $222.9 million related to the loan to VCM, $72.2 million related to the loan to Conn’s, $26.2 million related to Core Scientific, Inc., $13.9 million related to the loan to Freedom VCM, and the remaining decrease in fair value adjustments of $10.5 million related to other loans.
Interest income from loans decreased $69.1 million to $54.1 million during the year ended December 31, 2024 from $123.2 million during the year ended December 31, 2023. The decrease was due to a reduction in loan receivable balances from $532.4 million as of December 31, 2023 to $90.1 million as of December 31, 2024.
Interest income from securities lending decreased $90.8 million to $70.9 million during the year ended December 31, 2024 from $161.7 million during the year ended December 31, 2023. The decrease was due to a decrease in the securities borrowed balance from $2.9 billion as of December 31, 2023 to $43.0 million as of December 31, 2024 and business decline due to counterparties constraining their business activity with the Company.

Revenues from the sale of goods decreased $19.7 million, to $220.6 million during the year ended December 31, 2024 from $240.3 million during the year ended December 31, 2023. The decrease in revenues from sale of goods was primarily due to decreases of $30.6 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide and a decrease of $1.1 million from the Communications segment, partially offset by increases of $10.6 million from the E-Commerce segment, consisting of sale of goods from Nogin, which we acquired in the second quarter of 2024 and $1.4 million from All Other, consisting of sale of goods from bebe, in which we acquired a controlling interest and consolidated during the fourth quarter of 2023.
Operating Expenses
Direct cost of services
Direct costs decreased $0.2 million, to $213.9 million during the year ended December 31, 2024 from $214.1 million during the year ended December 31, 2023. The decrease in direct costs of services was primarily attributable to a decrease of $18.7 million in the Communications segment, mostly offset by increases of $12.1 million in All Other, primarily from bebe which we acquired a controlling interest and consolidated during the fourth quarter of 2023, and $6.4 million in the E-Commerce segment from Nogin, which we acquired in the second quarter of 2024.
Cost of goods sold
Cost of goods sold during the year ended December 31, 2024 decreased by $5.2 million to $167.6 million, from $172.8 million during the year ended December 31, 2023. The decrease of $5.2 million is primarily comprised of a decrease in cost of goods sold of $12.0 million in the Consumer Products segment and $1.8 million in the Communications segment, partially offset by increases of $7.0 million from the E-Commerce segment consisting of Nogin, which we acquired in the second quarter of 2024, and $1.6 million from All Other and consisting of bebe, which we acquired a controlling interest and consolidated during the fourth quarter of 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses during the years ended December 31, 2024 and 2023 were comprised of the following:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$181,699	24.0%	$228,991	30.0%	$(47,292)	(20.7)%
Wealth Management segment	194,316	25.6%	195,087	25.5%	(771)	(0.4)%
Financial Consulting segment	74,578	9.8%	64,366	8.4%	10,212	15.9%
Communications segment	94,084	12.4%	109,583	14.3%	(15,499)	(14.1)%
Consumer Products segment	69,515	9.1%	77,147	10.1%	(7,632)	(9.9)%
E-Commerce segment	25,310	3.3%	—	—%	25,310	100.0%
Corporate and Other	120,275	15.8%	89,752	11.7%	30,523	34.0%
Total selling, general & administrative expenses	$759,777	100.0%	$764,926	100.0%	$(5,149)	(0.7)%
Total selling, general and administrative expenses decreased $5.1 million to $759.8 million during the year ended December 31, 2024 from $764.9 million during the year ended December 31, 2023. The decrease of $5.1 million in selling, general and administrative expenses was due to decreases of $47.3 million in the Capital Markets segment, $15.5 million in the Communications segment, $7.6 million in the Consumer Products segment, and $0.8 million in the Wealth Management segment, mostly offset by increases of $25.3 million in the E-Commerce segment, $30.5 million in Corporate and Other, and $10.2 million in the Financial Consulting segment.

Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $47.3 million to $181.7 million during the year ended December 31, 2024 from $229.0 million during the year ended December 31, 2023. The decrease was primarily due to decreases of $31.0 million in employee compensation and benefits, which primarily related to decreases in share based compensation, salaries, commissions and bonuses, $15.0 million in professional services, of which $12.9 million related to an advisory agreement which ended in August of 2023, $3.3 million in clearing and execution charges, $2.8 million in investment banking deal expenses, and $1.1 million in occupancy and related expenses, partially offset by an increase of $4.9 million in change in fair value of contingent consideration and increase of $1.0 million in foreign currency fluctuations.
An advisory agreement was terminated in August 2023 in connection with the FRG take private transaction, as more fully described in Note 2(t) to the consolidated financial statements, and there was no expense during the year ended December 31, 2024 as compared to the prior year when the expense totaled $12.9 million. For any given reporting period in 2023, the advisory agreement would result in an expense being reported in selling, general and administrative expenses when realized and unrealized gains on certain invested balances in the Company’s broker-dealer subsidiary exceeded a minimum return on the invested balances during such period; in addition, a decrease in the invested balance in value during such reporting period would result in the reporting of a credit to selling, general and administrative expense. During the year ended December 31, 2023, the Company recorded an advisory fee of $12.9 million in accordance with the advisory agreement due to the realized and unrealized gains earned.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $0.8 million to $194.3 million during the year ended December 31, 2024 from $195.1 million during the year ended December 31, 2023. The decrease was primarily due to decreases of $2.5 million in occupancy and related expenses, $2.1 million in other expenses, and $0.6 million in change in fair value of contingent consideration, partially offset by an increase of $4.4 million in employee compensation and benefits, primarily related to commissions paid.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $10.2 million to $74.6 million during the year ended December 31, 2024 from $64.4 million during the year ended December 31, 2023. The increase was due to increases of $6.8 million in employee compensation and benefits, related to a business acquired in the third quarter of 2023, an increase in headcount, and an increase in variable compensation, $1.4 million in change in fair value of contingent consideration, $1.1 million in other expenses, and $0.9 million in legal settlements.
Communications
Selling, general and administrative expenses in the Communications segment decreased by $15.5 million to $94.1 million during the year ended December 31, 2024 from $109.6 million during the year ended December 31, 2023. The decrease was primarily due to decreases of $9.7 million in employee compensation and benefits, due to lower headcount, $4.4 million in depreciation and amortization expenses due to items being fully amortized, $1.8 million in regulatory taxes due to receiving credits, and $1.7 million in occupancy and related expenses, partially offset by an increase of $1.3 million in professional services and $0.8 million in other expenses. The decrease in employee compensation and benefits and other expenses was primarily due to cost savings in 2024 resulting from the implementation of cost savings programs in the second half of 2023 that included a reduction in headcount and other operating expenses and sale of the Lingo carrier business in the third quarter of 2024.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased by $7.6 million to $69.5 million during the year ended December 31, 2024 from $77.1 million during the year ended December 31, 2023. The decrease was primarily due to decreases of $1.9 million in depreciation and amortization expense due to items being fully amortized, $1.5 million in professional services, $1.4 million in employee compensation and benefits due to reduced headcount and a reversal of performance based shares in the prior year, $0.7 million in travel and entertainment expenses, and $0.7 million in marketing costs, and $1.4 million in other expenses.

E-Commerce
Selling, general and administrative expenses for the E-Commerce segment increased by $25.3 million during the year ended December 31, 2024 from Nogin which was acquired in the second quarter of 2024.
Corporate and Other
Selling, general and administrative expenses for the Corporate and Other category increased $30.5 million to $120.3 million during the year ended December 31, 2024 from $89.8 million during the year ended December 31, 2023. The increase was primarily due to increases of $16.6 million in professional services, of which $2.2 million was attributable to new acquisitions, and $6.7 million in occupancy related expenses, of which $6.6 million was attributable to new acquisitions, partially offset by a decrease of $1.2 million in employee compensation and benefits, of which $16.0 million primarily related to decreases in share based compensation and other variable compensation, mostly offset by an increase of $14.8 million attributable to new acquisitions. Other selling, general and administrative expenses increased $7.6 million from bebe, which we acquired a controlling interest and consolidated during the fourth quarter of 2023, $2.1 million from the regional environmental services business, $3.9 million in transaction costs, $1.7 million in legal settlements, and $0.6 million in other expenses. These increases in other selling, general and administrative expenses were partially offset by $2.1 million related to the landscaping business that was sold in 2023, decreases of $4.1 million in foreign currency fluctuations, and a $1.3 million change in the fair value of contingent consideration.
Impairment of goodwill and other intangible assets. We recognized impairment charges of $105.4 million during the year ended December 31, 2024. We performed an interim impairment test as of June 30, 2024 and annual impairment tests as of December 31 2024, as further discussed in Note 10 of the consolidated financial statements. Based on the results of the impairment tests, we recorded non-cash impairment charges of $26.7 million related to goodwill and $5.0 million related to tradenames in the Consumer Products segment and $57.7 million related to goodwill and $16.0 million related to other intangible assets in the E-Commerce segment. We recognized impairment charges of $70.3 million during the year ended December 31, 2023. We performed an interim impairment test as of September 30, 2023 and a year-end impairment test as of December 31, 2023, as further discussed in Note 10 of the consolidated financial statements. Based on the results of the impairment tests, we recorded a non-cash impairment charge of $68.6 million consisting of a goodwill impairment charge of $53.1 million and a tradename impairment charge of $15.5 million in the Consumer Products segment. We previously recognized $1.7 million in impairment in the second quarter of 2023 for a tradename in the Capital Markets segment that we no longer use.
Interest expense - Securities lending and loan participations sold. Interest expense - Securities lending and loan participation sold decreased $79.3 million to $66.1 million during the year ended December 31, 2024 from $145.4 million during the year ended December 31, 2023. The decrease was due to a decrease in the securities loaned and loan participations sold balances from $2.9 billion as of December 31, 2023 to $33.9 million as of December 31, 2024 as a result of a decline in our securities lending activities due to counterparties constraining their business activity with the Company.
Other Income (Expense). Other income included interest income of $3.6 million during the year ended December 31, 2024 compared to $3.9 million during the year ended December 31, 2023. Dividend income was $4.5 million during the year ended December 31, 2024 compared to $12.7 million during the year ended December 31, 2023, due to sales of securities investments, $5.4 million of which was related to Synchronoss Technologies, Inc. ("Synchronoss") as more fully discussed in Note 2(t) to the consolidated financial statements. Realized and unrealized losses on investments were $263.7 million during the year ended December 31, 2024 compared to $162.1 million during the year ended December 31, 2023. The change was primarily due to a decrease in overall values of our investments. Change in fair value of financial instruments and other in the amount of $4.6 million during the year ended December 31, 2024 was primarily due to $2.5 million of gain on the sale of a retail location. Change in fair value of financial instruments and other in the amount of $4.0 million during the year ended December 31, 2023 was primarily due to losses on remeasurement of the bebe equity method investment of $12.9 million recorded in the third quarter of 2023, partially offset by a $9.3 million gain on the sale of certain assets related to our landscaping business in 2023. Gain on bargain purchase of $15.9 million during the year ended December 31, 2023 was related to the acquisition of a majority interest in bebe in the fourth quarter of 2023. Income from equity method investments was zero during the year ended December 31, 2024 compared to a loss of $0.2 million during the year ended December 31, 2023. Loss on extinguishment of debt was $18.7 million during the year ended December 31, 2024 compared to $5.4 million during the year ended December 31, 2023. The loss on extinguishment of debt was primarily from accelerated paydowns of the Nomura facility.

Interest expense was $133.3 million during the year ended December 31, 2024 compared to $156.2 million during the year ended December 31, 2023. The decrease in interest expense was due to lower debt balances during the year ended December 31, 2024. The decreases in interest expense primarily consisted of $14.4 million from the Capital Markets segment, $2.3 million from the Communications segment, $3.7 million from the Consumer Products segment and $3.7 million from Corporate and other, partially offset by an increase of $1.1 million from the E-Commerce segment.
Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes increased $679.5 million to a loss of $878.7 million during the year ended December 31, 2024 from a loss of $199.3 million during the year ended December 31, 2023. The change was primarily due to a decrease in revenues of approximately $627.2 million, a change in realized and unrealized losses on investments and fair value adjustments of $101.6 million, a 2023 gain on bargain purchase of $15.9 million, a decrease in dividend income of $8.3 million, and a decrease in interest income of $0.3 million, partially offset by a decrease in operating expenses of $55.4 million, a decrease in interest expense of $22.9 million, an increase to change in fair value of financial instruments and other of $8.6 million and an increase in income from equity method investments of $0.2 million.
(Provision for) Benefit from Income Taxes. Provision for income taxes was $22.1 million during the year ended December 31, 2024 compared to a benefit from income taxes of $39.1 million during the year ended December 31, 2023. The effective income tax rate was expense of 2.5% during the year ended December 31, 2024 as compared to a benefit of 19.6% during the year ended December 31, 2023.The provision for income taxes and the effective income tax rate were unfavorably impacted as a result of an increase in the valuation allowance for deferred tax assets in 2024.
Loss from Continuing Operations. Loss from continuing operations was $900.9 million during the year ended December 31, 2024 compared to loss of $160.2 million during the year ended December 31, 2023. The change was due to a change in operating (loss) income of $571.8 million, an increase in realized and unrealized losses on investments of $101.6 million, a change in provision for income taxes of $61.2 million, a 2023 gain on bargain purchase of $15.9 million, a decrease of $8.3 million in dividend income, and a decrease of $0.3 million in interest income, partially offset by a decrease in interest expense of $22.9 million, an increase to change in fair value of financial instruments and other of $8.6 million and an increase in income from equity method investments of $0.2 million.

Income from Discontinued Operations, Net of Income Taxes. On October 25, 2024, we and our subsidiary bebe have completed a transaction for our brand assets yielding approximately $236.0 million in cash proceeds. The results have been presented as discontinued operations for the year ended December 31, 2024. Loss from discontinued operations, net of tax for Brands Transaction was $109.6 million during the year ended December 31, 2024 compared to income from discontinued operations of $48.6 million during the year ended December 31, 2023. The loss from discontinued operations is primarily due to realized and unrealized losses incurred on the brand equity investments during the year ended December 31, 2024 from the planned securitization transaction and sale of equity investments by the Company’s majority owned subsidiary bebe, as more fully discussed in Note 4 to the consolidated financial statements.
On November 15, 2024, we completed the sale of our Great American Group and its results have been presented as discontinued operations for the year ended December 31, 2024. Income from discontinued operations, net of tax, for Great American Group was $235.6 million for the year ended December 31, 2024, compared to income from discontinued operations, net of tax, of $6.0 million during the year ended December 31, 2023. The $229.6 million favorable variance was primarily driven by the $258.3 million gain recognized from the sale of the Great American Group, partially offset by a $31.8 million decrease in operating income driven by lower sales of goods. Refer to Note 4 to the consolidated financial statements for additional information.
Net Loss Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interests. Net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $10.7 million during the year ended December 31, 2024 compared to loss of $5.7 million during the year ended December 31, 2023.
Net Loss Attributable to the Company. Net loss attributable to the Company during the year ended December 31, 2024 was $764.3 million compared to net loss attributable to the Company of $99.9 million during the year ended December 31, 2023. The change was primarily due to a decrease in operating income of $571.8 million, a change in realized and unrealized losses on investments and fair value adjustments of $101.6 million, a change in the provision for income taxes of $61.2 million, a 2023 gain on bargain purchase of $15.9 million, a decrease in dividend income of $8.3 million, a change in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $4.9 million, and a decrease in interest income of $0.3 million, partially offset by a decrease in interest expense of $22.9 million, an increase in change in fair value of financial instruments and other of $8.6 million, and an increase in income from equity method investments of $0.2 million.
Preferred Stock Dividends. Preferred stock dividends were $8.1 million during the years ended December 31, 2024 and 2023. Dividends on the Series A preferred paid during the years ended December 31, 2024 and 2023 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the years ended December 31, 2024 and 2023 were $0.4609375 per depository share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.
Net Loss Available to Common Shareholders. Net loss available to common shareholders during the year ended December 31, 2024 was $772.3 million compared to net loss available to common shareholders of $108.0 million during the year ended December 31, 2023. The change was primarily due to a decrease in operating income of $571.8 million, a change in realized and unrealized losses on investments of $101.6 million, a change in the provision for income taxes of $61.2 million, a 2023 gain on bargain purchase of $15.9 million, a decrease in dividend income of $8.3 million, a change in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $4.9 million, and a decrease in interest income of $0.3 million, partially offset by a decrease in interest expense of $22.9 million, an increase in change in fair value of financial instruments and other of $8.6 million, and an increase in income from equity method investments of $0.2 million.

Results of Operations
The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Statements of Operations
(Dollars in thousands)

	Year Ended December 31, 2023		Year Ended December 31, 2022		Change
	Amount	%	Amount	%	Amount	%
Revenues:
Services and fees	$898,750	61.3%	$815,951	86.9%	$82,799	10.1%
Trading income (loss)	21,603	1.5%	(148,294)	(15.8)%	169,897	(114.6)%
Fair value adjustments on loans	20,225	1.4%	(54,334)	(5.8)%	74,559	(137.2)%
Interest income - loans	123,244	8.4%	157,669	16.8%	(34,425)	(21.8)%
Interest income - securities lending	161,652	11.0%	83,144	8.8%	78,508	94.4%
Sale of goods	240,303	16.4%	85,347	9.1%	154,956	181.6%
Total revenues	1,465,777	100.0%	939,483	100.0%	526,294	56.0%

Operating expenses:
Direct cost of services	214,065	14.6%	118,535	12.6%	95,530	80.6%
Cost of goods sold	172,836	11.8%	60,754	6.5%	112,082	184.5%
Selling, general and administrative expenses	764,926	52.2%	654,826	69.7%	110,100	16.8%
Restructuring charge	2,131	0.1%	9,011	1.0%	(6,880)	(76.4)%
Impairment of goodwill and other intangible assets	70,333	4.8%	—	—%	70,333	100.0%
Interest expense - Securities lending and loan participations sold	145,435	9.9%	66,495	7.1%	78,940	118.7%
Total operating expenses	1,369,726	93.4%	909,621	96.9%	460,105	50.6%
Operating income	96,051	6.6%	29,862	3.1%	66,189	n/m
Other income (expense):
Interest income	3,875	0.3%	2,735	0.3%	1,140	41.7%
Dividend income	12,747	0.9%	7,851	0.8%	4,896	62.4%
Realized and unrealized losses on investments	(162,053)	(11.1)%	(247,540)	(26.3)%	85,487	(34.5)%
Change in fair value of financial instruments and other	(3,998)	(0.3)%	10,188	1.1%	(14,186)	(139.2)%
Gain on bargain purchase	15,903	1.1%	—	—%	15,903	100.0%
(Loss) income from equity method investments	(152)	—%	3,570	0.4%	(3,722)	(104.3)%
Loss on extinguishment of debt	(5,409)	(0.4)%	—	—%	(5,409)	100.0%
Interest expense	(156,240)	(10.7)%	(141,003)	(15.0)%	(15,237)	10.8%
Loss from continuing operations before income taxes	(199,276)	(13.6)%	(334,337)	(35.6)%	135,061	(40.4)%
Benefit from income taxes	39,115	2.7%	65,252	6.9%	(26,137)	(40.1)%
Loss from continuing operations	(160,161)	(10.9)%	(269,085)	(28.6)%	108,924	(40.5)%
Income from discontinued operations, net of income taxes	54,530	3.7%	112,491	12.0%	(57,961)	(51.5)%
Net loss	(105,631)	(7.2)%	(156,594)	(16.7)%	50,963	(32.5)%
Net loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	(5,721)	(0.4)%	3,235	0.3%	(8,956)	n/m
Net loss attributable to B. Riley Financial, Inc.	(99,910)	(6.8)%	(159,829)	(17.0)%	59,919	(37.5)%
Preferred stock dividends	8,057	0.5%	8,008	0.9%	49	0.6%
Net loss available to common shareholders	$(107,967)	(7.4)%	$(167,837)	(17.9)%	$59,870	(35.7)%
n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2023		Year Ended December 31, 2022		Change
	Amount	%	Amount	%	Amount	%
Services and fees:
Capital Markets segment	$249,036	17.0%	$292,933	31.1%	$(43,897)	(15.0)%
Wealth Management segment	193,487	13.2%	230,735	24.6%	(37,248)	(16.1)%
Financial Consulting segment	77,283	5.3%	50,357	5.4%	26,926	53.5%
Communications segment	330,952	22.6%	228,129	24.3%	102,823	45.1%
All Other	47,992	3.3%	13,797	1.5%	34,195	n/m
Subtotal	898,750	61.4%	815,951	86.9%	82,799	10.1%

Trading income (loss):
Capital Markets segment	16,845	1.1%	(151,816)	(16.2)%	168,661	(111.1)%
Wealth Management segment	4,758	0.3%	3,522	0.4%	1,236	35.1%
Subtotal	21,603	1.4%	(148,294)	(15.8)%	169,897	(114.6)%

Fair value adjustments on loans:
Capital Markets segment	20,225	1.4%	(54,334)	(5.8)%	74,559	(137.2)%

Interest income - loans:
Capital Markets segment	123,244	8.4%	157,669	16.8%	(34,425)	(21.8)%

Interest income - securities lending:
Capital Markets segment	161,652	11.0%	83,144	8.8%	78,508	94.4%

Sale of goods:
Communications segment	6,737	0.5%	7,526	0.8%	(789)	(10.5)%
Consumer segment	233,202	15.9%	77,821	8.3%	155,381	199.7%
All Other	364	—%	—	—%	364	100.0%
Subtotal	240,303	16.4%	85,347	9.1%	154,956	181.6%

Total revenues	$1,465,777	100.0%	$939,483	100.0%	$526,294	56.0%
n/m - Not applicable or not meaningful.
Total revenues increased approximately $526.3 million to $1.5 billion during the year ended December 31, 2023 from $939.5 million during the year ended December 31, 2022. The increase in revenues during the year ended December 31, 2023 was primarily due to improvement in trading income of $169.9 million, favorable fair value adjustments on loans of $74.6 million, an increase in revenue from sale of goods of $155.0 million, an increase in revenue from services and fees of $82.8 million, and an increase in revenue from interest income - securities lending of $78.5 million, offset by a decrease from interest income - loans of $34.4 million. The increase in the fair value of the portfolio of securities and other investments owned during the year ended December 31, 2023 was primarily due to the increase in overall values in the stock market. The increase in revenue from services and fees of $82.8 million was primarily due to increases of $102.8 million in the Communications segment, $26.9 million in the Financial Consulting segment, and $34.2 million in All Other, partially offset by decreases in revenue of $43.9 million in the Capital Markets segment and $37.2 million in the Wealth Management segment.

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

Revenues from services and fees in the Financial Consulting segment increased $26.9 million, to $77..3 million during the year ended December 31, 2023 from $50.4 million during the year ended December 31, 2022. The increase in revenues was primarily due to an increase of $32.6 million from the bankruptcy and restructuring, automotive restructuring, Farber and C&W divisions offset by a decrease in revenues of $5.7 million from the risk compliance and forensic and litigation divisions.
Revenues from services and fees in the Communications segment increased $102.8 million to $331.0 million during the year ended December 31, 2023 from $228.1 million during the year ended December 31, 2022. The increase in revenues was primarily due to an increase of $115.4 million in subscription services from inclusion of a full year of operating results from the acquisition of a controlling interest in Lingo in the second quarter of 2022 and the acquisition of BullsEye in the third quarter of 2022, partially offset by decreases in subscription revenue of $10.0 million and other revenue of $2.6 million for UOL, magicJack and Marconi Wireless. We expect UOL, magicJack and Marconi Wireless subscription revenue to continue to decline year over year.
Revenues from services and fees in All Other increased by $34.2 million to $48.0 million during the year ended December 31, 2023 from $13.8 million during the year ended December 31, 2022. These revenues include merchandise rental fees and sales from bebe in which we acquired a controlling interest during the fourth quarter of 2023, and the operations of a regional environmental services business and a landscaping business that we acquired in 2022. Revenues from services and fees in All Other increased by approximately $18.1 million related to the full year operations of a regional environmental services business (which was acquired in September 2022), $12.0 million related to merchandise rental fees from bebe, which was acquired in October 2023, and revenues from the landscaping business. The landscaping business had $8.0 million of revenues in 2023 and was sold in the third quarter of 2023.
Trading income (loss) increased $169.9 million to a gain of $21.6 million during the year ended December 31, 2023 compared to loss of $148.3 million during the year ended December 31, 2022. This was primarily due to increases of $168.7 million in the Capital Markets segment and $1.2 million in the Wealth Management segment. The gain of $21.6 million during the year ended December 31, 2023 was primarily due to realized and unrealized gains on investments made in our proprietary trading accounts.
The increase in fair value adjustment of $74.6 million on our loans receivable during the year ended December 31, 2023 is primarily due to favorable fair value adjustments of $69.5 million for Core Scientific, Inc., $41.2 million for Exela Technologies, Inc., offset by $27.7 million unfavorable adjustments for other related party loans. Core Scientific, Inc. provides digital infrastructure for bitcoin mining and high-performance computing. Core Scientific, Inc. filed Chapter 11 bankruptcy in 2022, leading to a significant mark down of the loan receivable in the fourth quarter of 2022. Subsequent to the Chapter 11 restructuring, and during the first quarter of 2023, there was a significant rebound in bitcoin prices resulting in significant growth and value assumptions. The fair value adjustment for Exela Technologies, Inc. was primarily due to paydowns on the term loan and revolver, relative to the underlying collateral coverage by the publicly traded XELA 2026 Senior Notes.
Interest income from loans decreased $34.4 million to $123.2 million during the year ended December 31, 2023 from $157.7 million during the year ended December 31, 2022. The decrease was due to paydowns on our Badcock Receivables I loan receivable portfolio.
Interest income from securities lending increased $78.5 million to $161.7 million during the year ended December 31, 2023 from $83.1 million during the year ended December 31, 2022. The increase in interest income from securities lending was primarily due to increased interest rates.

Revenues from the sale of goods increased $155.0 million, to $240.3 million during the year ended December 31, 2023 from $85.3 million during the year ended December 31, 2022. The increase in revenues from sale of goods was primarily due to increases of $155.4 million from the acquisition of Targus in the fourth quarter of 2022.
Operating Expenses
Direct Cost of Services
Direct costs increased $95.5 million, to $214.1 million during the year ended December 31, 2023 from $118.5 million during the year ended December 31, 2022. The increase in direct costs of services was primarily attributable to increases of $75.3 million in the Communications segment from the acquisitions of a controlling interest in Lingo during the second quarter of 2022 and BullsEye during the third quarter of 2022, and $20.2 million in All Other due to other acquisitions made during 2023 and subsequent to the first quarter of 2022.
Cost of goods sold
Cost of goods sold during the year ended December 31, 2023 increased by $112.1 million to $172.8 million, from $60.8 million during the year ended December 31, 2022. The increase of $112.1 million is primarily comprised of an increase in cost of goods sold in the Consumer Products segment of $112.5 million, which was primarily due to owning Targus for the full year 2023 as compared to 2022 when we acquired Targus in October 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the years ended December 31, 2023 and 2022 were comprised of the following:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$228,991	30.0%	$179,498	27.4%	$49,493	27.6%
Wealth Management segment	195,087	25.5%	263,622	40.3%	(68,535)	(26.0)%
Financial Consulting segment	64,366	8.4%	46,791	7.1%	17,575	37.6%
Communications segment	109,583	14.3%	84,001	12.8%	25,582	30.5%
Consumer Products segment	77,147	10.1%	17,471	2.7%	59,676	n/m
Corporate and Other	89,752	11.7%	63,443	9.7%	26,309	41.5%
Total selling, general & administrative expenses	$764,926	100.0%	$654,826	100.0%	$110,100	16.8%
Total selling, general and administrative expenses increased $110.1 million to $764.9 million during the year ended December 31, 2023 from $654.8 million during the year ended December 31, 2022. The increase of $110.1 million in selling, general and administrative expenses was due to increases of $59.7 million in the Consumer Products segment, $49.5 million in the Capital Markets segment, $26.3 million in Corporate and Other, $25.6 million in the Communications segment, and $17.6 million in the Financial Consulting segment, partially offset by a decrease of $68.5 million in the Wealth Management segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment increased by $49.5 million to $229.0 million during the year ended December 31, 2023 from $179.5 million during the year ended December 31, 2022. The increase was primarily due to changes in amounts between years of $78.8 million in professional services, of which $77.3 million related to an advisory agreement which ended in August of 2023, and $1.7 million in change in fair value of contingent consideration, partially offset by decreases of $21.7 million in employee compensation and benefits due to a decrease in fee income in 2023 as compared to 2022 which resulted in lower variable compensation, $4.5 million in depreciation and amortization, and $2.4 million in foreign currency fluctuation and $2.4 million in other expenses.

Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $68.5 million to $195.1 million during the year ended December 31, 2023 from $263.6 million during the year ended December 31, 2022. The decrease was primarily due to decreases of $38.9 million in employee compensation and benefits, $13.7 million in legal settlements and penalties, $5.3 million in other expenses, $4.4 million in professional services, $2.9 million in occupancy and related expenses, $2.1 million in clearing charges, and $1.2 million in depreciation and amortization.
Financial Consulting
Selling, general and administrative expenses in the Financial Consulting segment increased by $17.6 million to $64.4 million during the year ended December 31, 2023 from $46.8 million during the year ended December 31, 2022. The increase was primarily due to increases of $13.4 million in employee compensation and benefits, as a result of an increase in headcount from acquisitions, $3.1 million in other expenses, and $1.1 million in travel and entertainment expenses.
Communications
Selling, general and administrative expenses in the Communications segment increased by $25.6 million to $109.6 million during the year ended December 31, 2023 from $84.0 million during the year ended December 31, 2022. The increase was primarily due to increases of $11.1 million in employee compensation and benefits $6.8 million in depreciation and amortization expenses, and $2.7 million in occupancy related costs, all of which were in large part driven by the acquisition of Lingo and BullsEye in the second and third quarters of fiscal year 2022, respectively. Other selling general and administrative expenses increased $11.1 million due to the acquisition Lingo and BullsEye in subsequent to the first quarter of fiscal year 2022. The increase from these acquisitions was partially offset by decreases of $4.4 million in other expenses, $0.9 million in transaction costs, and $0.8 million in marketing expenses.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment increased by $59.7 million to $77.1 million during the year ended December 31, 2023 from $17.5 million during the year ended December 31, 2022. The increase was primarily due to the inclusion of the full year of results in the current year after the acquisition of Targus in the fourth quarter of 2022.
Corporate and Other
Selling, general and administrative expenses for the Corporate and Other category increased $26.3 million to $89.8 million during the year ended December 31, 2023 from $63.4 million during the year ended December 31, 2022. The increase was primarily due to increases of $10.3 million in professional services, of which $0.7 million was attributable to new acquisitions, $4.7 million in occupancy related costs, of which $3.3 million was attributable to new acquisitions, $4.3 million in employee compensation and benefits driven in large part by acquisitions made subsequent to the first quarter of fiscal year 2022. Other selling general and administrative expenses increased $1.8 million from the acquisition of bebe in which we acquired a controlling interest during the fourth quarter of 2023, $5.4 million in change in fair value of contingent consideration, and $5.2 million in foreign currency fluctuations, partially offset by decreases of $3.8 million from the acquisition of a regional environmental services business and a decrease of $1.6 million in other expenses.
Impairment of goodwill and other intangible assets. We recognized impairment charges of $70.3 million during the year ended December 31, 2023. We performed an interim impairment test as of September 30, 2023 and a year-end impairment test as of December 31, 2023, as further discussed in Note 10 of the consolidated financial statements. Based on the results of the impairment tests, we recorded a non-cash impairment charge of $68.6 million consisting of a goodwill impairment charge of $53.1 million and a tradename impairment charge of $15.5 million in the Consumer Products segment. We previously recognized $1.7 million in impairment in the second quarter of 2023 for a tradename in the Capital Markets segment that we no longer use. There was no impairment recognized during the year ended December 31, 2022.
Interest expense - Securities lending. Interest expense - Securities lending increased $78.9 million to $145.4 million during the year ended December 31, 2023 from $66.5 million during the year ended December 31, 2022. The increase was due to an increase in the securities loaned balances from $2.3 billion as of December 31, 2022 to $2.9 billion as of December 31, 2023.

Other Income (Expense). Other income included interest income of $3.9 million during the year ended December 31, 2023 compared to $2.7 million during the year ended December 31, 2022. Dividend income was $12.7 million during the year ended December 31, 2023 compared to $7.9 million during the year ended December 31, 2022. Realized and unrealized losses on investments were $162.1 million during the year ended December 31, 2023 compared to $247.5 million during the year ended December 31, 2022. The change was primarily due to a decrease in overall values of our investments. Change in fair value of financial instruments and other in the amount of $4.0 million during the year ended December 31, 2023 was primarily due to losses on remeasurement of the bebe equity method investment of $12.9 million recorded in the third quarter of 2023 and remeasurement of mandatorily redeemable noncontrolling interest in an investment of $0.8 million, partially offset by a $9.3 million gain on the sale of certain assets related to our landscaping business in 2023. Gain on bargain purchase of $15.9 million during the year ended December 31, 2023 was related to the acquisition of a majority interest in bebe in the fourth quarter of 2023. Income from equity method investments was a loss of $0.2 million during the year ended December 31, 2023 compared to income of $3.6 million during the year ended December 31, 2022. Loss on extinguishment of debt was $5.4 million during the year ended December 31, 2023. Interest expense was $156.2 million during the year ended December 31, 2023 compared to $141.0 million during the year ended December 31, 2022. The increase in interest expense was due to higher interest rates due to variable rates on certain of our outstanding debt during the year ended December 31, 2023, which also were responsible for higher interest income as discussed above. The increases in interest expense primarily consisted of $9.1 million from the Capital Markets segment, $6.5 million from the Communications segment, $6.6 million from the Consumer Products segment, partially offset by a $6.9 million increase from Corporate and other.
Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes decreased $135.1 million to a loss of $199.3 million during the year ended December 31, 2023 from a loss of $334.3 million during the year ended December 31, 2022. The change was primarily due to an increase in revenues of approximately $526.3 million, a change in realized and unrealized losses on investments of $85.5 million, a 2023 gain on bargain purchase of $15.9 million, an increase in dividend income of $4.9 million, and an increase in interest income of $1.1 million, partially offset by an increase in operating expenses of $460.1 million, an increase in interest expense of $15.2 million, a decrease to change in fair value of financial instruments and other of $14.2 million and a decrease in income from equity method investments of $3.7 million.
Benefit from Income Taxes. Benefit from income taxes was $39.1 million during the year ended December 31, 2023 compared to a benefit from income taxes of $65.3 million during the year ended December 31, 2022. The effective income tax rate was a benefit of 19.6% during the year ended December 31, 2023 as compared to a benefit of 19.5% during the year ended December 31, 2022.
Loss from Continuing Operations. Loss from continuing operations was $160.2 million during the year ended December 31, 2023 compared to loss of $269.1 million during the year ended December 31, 2022. The change was due to an increase in operating income of $66.2 million, a change in realized and unrealized losses on investments of $85.5 million, a 2023 gain on bargain purchase of $15.9 million, an increase in dividend income of $4.9 million, and an increase in interest income of $1.1 million, partially offset by an increase in interest expense of $15.2 million, a change in fair value of financial instruments and other of $14.2 million and a decrease in income from equity method investments of $3.7 million.

(Loss) Income from Discontinued Operations, Net of Income Taxes. On October 25, 2024, we and our subsidiary bebe have completed a transaction for our brand assets yielding approximately $236.0 million in cash proceeds. The results have been presented as discontinued operations for the year ended December 31, 2023. Income from discontinued operations, net of tax, for the Brands Transaction was $48.6 million during the year ended December 31, 2023, compared to income from discontinued operations, net of tax, of $88.2 million during the year ended December 31, 2022. Refer to Note 4 to the consolidated financial statements for additional information.
On November 15, 2024, we completed the sale of our Great American Group and its results have been presented as discontinued operations for the year ended December 31, 2023. Income from discontinued operations, net of tax, for Great American Group was $6.0 million during the year ended December 31, 2023, compared to income from discontinued operations, net of tax, of $24.3 million during the year ended December 31, 2022. Refer to Note 4 to the consolidated financial statements for additional information.
Net Loss (Income) Attributable to Noncontrolling Interest and Redeemable Noncontrolling Interests. Net loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net loss attributable to noncontrolling interests and redeemable noncontrolling interests was $5.7 million during the year ended December 31, 2023 compared to income of $3.2 million during the year ended December 31, 2022.
Net Loss Attributable to the Company. Net loss attributable to the Company during the year ended December 31, 2023 was $99.9 million compared to net loss attributable to the Company of $159.8 million during the year ended December 31, 2022. The change was primarily due to an increase in operating income of $66.2 million, a change in realized and unrealized losses on investments of $85.5 million, a 2023 gain on bargain purchase of $15.9 million, an increase in dividend income of $4.9 million, a change in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests of $9.0 million, and an increase in interest income of $1.1 million, partially offset by a decrease in benefit from income taxes of $26.1 million, an increase in interest expense of $15.2 million, a decrease in change in fair value of financial instruments and other of $14.2 million, and a decrease in income from equity method investments of $3.7 million.
Preferred Stock Dividends. Preferred stock dividends were $8.1 million during the years ended December 31, 2023 and 2022. Dividends on the Series A preferred paid during the years ended December 31, 2023 and 2022 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the years ended December 31, 2023 and 2022 were $0.4609375 per depository share.
Net Loss Available to Common Shareholders. Net loss available to common shareholders during the year ended December 31, 2023 was $108.0 million compared to net loss available to common shareholders of $167.8 million during the year ended December 31, 2022. The change was primarily due to an increase in operating income of $66.2 million, a change in realized and unrealized losses on investments of $85.5 million, a 2023 gain on bargain purchase of $15.9 million, a change in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests of $9.0 million, an increase in dividend income of $4.9 million, and an increase in interest income of $1.1 million, partially offset by a decrease in benefit from income taxes of $26.1 million, an increase in interest expense of $15.2 million, a decrease in change in fair value of financial instruments and other of $14.2 million, and a decrease in income from equity method investments of $3.7 million.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, borrowings under our senior notes payable, term loans and credit facilities, and special purposes financing arrangements. During the years ended December 31, 2024 and 2023, we generated net loss attributable to the Company of $764.3 million and net loss attributable to the Company of $99.9 million, respectively. The Company operates a number of businesses in its segments that provide steady cash flows and operating income throughout the year. However, our cash flows and profitability are impacted by capital market engagements.
As of December 31, 2024, we had $154.9 million of unrestricted cash and cash equivalents, $100.5 million of restricted cash, $282.3 million of securities and other investments, at fair value, $90.1 million of loans receivable, at fair value, and $1.8 billion of borrowings outstanding. The borrowings outstanding of $1.8 billion as of December 31, 2024 included $1.5 billion of borrowings from the issuance of the series of senior notes that are due at various dates ranging from February 28, 2025 to August 31, 2028 with interest rates ranging from 5.00% to 6.50%, $199.4 million in term loans borrowed pursuant to the Targus, Lingo, BRPI Acquisition Co LLC (“BRPAC"), and Nomura credit agreements discussed below, $16.3 million of revolving credit facility under the Targus credit facility discussed below, and $28.0 million of notes payable.
As more fully described in Note 25 – Subsequent Events, we entered into a new term loan facility on February 26, 2025 with Oaktree affiliated companies, with a maturity date of February 26, 2028 and the proceeds were primarily used to repay all amounts outstanding under the Nomura Credit Agreement as more fully described in Note 13 – Term Loans and Revolving Credit Facility.

We completed the Brands Transaction in October 2024 and the Great American Group Transaction in November 2024 as more fully discussed in Note 4. The proceeds from these transactions were used for general working capital purposes, make principal payments on the term loan with Nomura, and retire all of the $145.2 million of outstanding 6.375% senior notes due February 28, 2025. We also completed the sale of the Company’s majority owned subsidiary Atlantic Coast Recycling, LLC on March 3, 2025 for proceeds of approximately $68.6 million (the “Atlantic Coast Transaction”) and the sale of part of Wealth Management business for $26.0 million (the “Wealth Transaction”) as more fully described in Note 4 and the sale of the Company’s financial consulting business for $117.8 million on June 27, 2025.

From March 26, 2025 to July 11, 2025, we completed five private exchange transactions with an institutional investors pursuant to which approximately $115.8 million of aggregate principal amount of the Company’s 5.50% Senior Notes due March 2026, approximately $2.1 million aggregate principal amount of 6.50% Senior Notes due September 2026, approximately $146.4 million aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026, approximately $51.1 million aggregate principal amount of the Company’s 6.00% Senior Notes due January 2028, and approximately $39.5 million aggregate principal amount of the Company’s 5.25% Senior Notes due August 2028 (collectively, the “Exchanged Notes”) owned by the investors were exchanged for approximately $228.4 million aggregate principal amount of New Notes, whereupon the Exchanged Notes were cancelled.

After the completion of the Exchanged Notes described above, we have approximately $100,818 of 5.50% Senior Notes due March 31, 2026 as more fully described in Note 14 – Senior Notes Payable. We believe that the current cash and cash equivalents, securities and other investments owned, funds available under our credit facilities, cash expected to be generated from operating activities and proceeds received from the Atlantic Coast Transaction, the Wealth Management Transaction and the sale of the Company’s financial consulting business will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements.
Due to the fact that we are no longer a well-known seasoned issuer and no longer eligible to file a short form registration statement with the SEC, accessing the capital markets could take longer and cost more than would otherwise be the case. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.
Cash Flow Summary
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities during the years ended December 31, 2024 and 2023. A discussion of cash flows during the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K during the year ended December 31, 2023, filed with the SEC on April 24, 2024, which is available free of charge on the SEC’s website at www.sec.gov.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$263,551	$24,502
Investing activities	440,534	301,174
Financing activities	(671,947)	(365,923)
Effect of foreign currency on cash	(9,301)	3,160
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,837	$(37,087)
Cash provided by operating activities was $263.6 million during the year ended December 31, 2024 compared to cash provided by operating activities of $24.5 million during the year ended December 31, 2023. Cash provided by operating activities during the year ended December 31, 2024 included a net loss of $774.9 million adjusted for noncash items of $323.7 million and changes in operating assets and liabilities of $714.8 million. Noncash items of $323.7 million included fair value adjustments of $327.6 million, impairment of goodwill and tradenames of $105.4 million, depreciation and amortization of $45.4 million, deferred income taxes of $25.9 million, share-based compensation of $19.1 million, loss on extinguishment of debt of $19.2 million, depreciation of rental merchandise of $15.1 million, provision for credit losses of $6.0 million, income allocated to and fair value adjustment for mandatorily redeemable noncontrolling interests of $1.2 million, and dividends from equity method investments of $0.2 million, partially offset by gain on disposal of discontinued operations of $217.5 million, non-cash interest and other of $23.3 million, effect of foreign currency on operations of $0.2 million, and gain on sale of business, disposal of fixed assets, and other of $0.2 million. Cash provided by operating activities during the year ended December 31, 2023 included net loss of $105.6 million adjusted for noncash items of $97.5 million and changes in operating assets and liabilities of $32.7 million. Noncash items of $97.5 million included impairment of goodwill and tradenames of $70.3 million, depreciation and amortization of $49.6 million, share-based compensation of $45.1 million, provision for credit losses of $7.1 million, loss on extinguishment of debt of $5.3 million, depreciation of rental merchandise of $4.1 million, income allocated to and fair value adjustment for mandatorily redeemable noncontrolling interests of $1.8 million, dividends from equity method investments of $0.4 million, and income from equity method investments of $0.2 million, partially offset by deferred income taxes of $40.9 million, gain on bargain purchase of $15.9 million, fair value adjustments of $10.7 million, non-cash interest and other of $9.7 million, gain on sale of business, disposal of fixed assets, and other of $9.0 million, and effect of foreign currency on operations of $0.3 million.
Cash provided by investing activities was $440.5 million during the year ended December 31, 2024 compared to cash provided by investing activities of $301.2 million during the year ended December 31, 2023. During the year ended December 31, 2024, cash provided by investing activities consisted of cash received from sale of Brands Interests of $234.1 million, sale of Great American Group of $167.1 million, loans receivable repayment of $149.0 million, sale of loans receivable of $31.0 million, proceeds from loan participations sold of $6.0 million, and proceeds from sale of business and other of $0.3 million, partially offset by cash used for purchases of loans receivable of $118.7 million, acquisition of businesses of $19.1 million, purchases of property and equipment and intangible assets of $8.0 million, and purchases of equity method investments of $1.1 million. During the year ended December 31, 2023, cash provided by investing activities consisted of cash received from loans receivable repayment of $606.7 million, funds received from trust account of subsidiary of $175.8 million, sale of loans receivable of $85.0 million, and proceeds from sale of business and other of $17.5 million, partially offset by cash used for purchases of loans receivable of $545.0 million, acquisition of businesses of $26.2 million, purchases of property and equipment and intangible assets of $7.7 million, and purchases of equity method investments of $4.9 million.
Cash used in financing activities was $671.9 million during the year ended December 31, 2024 compared to cash used in financing activities of $365.9 million during the year ended December 31, 2023. During the year ended December 31, 2024, cash used in financing activities primarily consisted of repayment on our term loans of $444.8 million, redemption of senior notes of $140.5 million, repayment of our revolving line of credit of $116.7 million, payment of dividends on our common shares of $33.7 million, payment for contingent consideration of $12.9 million, distributions to noncontrolling interests of $10.7 million, payment of dividends on our preferred shares of $8.1 million, repayment of our notes payable and other of $6.7 million, payment of debt issuance and offering costs of $3.5 million, and ESPP and payment of employment taxes on vesting of restricted stock of $3.2 million, partially offset by proceeds from revolving line of credit of $89.3 million, proceeds from notes payable of $15.0 million, contributions from noncontrolling interests of $3.9 million and proceeds from exercise of warrants of $0.7 million. During the year ended December 31, 2023, cash used in financing activities primarily consisted of repayment on our term loans of $520.8 million, repayment of our revolving line of credit of $303.0 million, redemption of subsidiary temporary equity and distributions of $175.8 million, payment of dividends on our common shares of $141.1 million, repurchase of our common stock of $69.5 million, redemption of senior notes of $58.9 million, payment of debt issuance costs of $28.0 million, repayment of our notes payable of $13.8 million, payment of dividends on our preferred shares of $8.1 million, payment of employment taxes on vesting of restricted stock of $7.6 million, distribution to noncontrolling interests of $6.5 million, and payment for contingent consideration of $1.9 million, partially offset by proceeds from term loans of $628.2 million, proceeds from revolving line of credit of $219.2 million, proceeds from our offering of common stock of $115.0 million, contributions from noncontrolling interests of $6.1 million, proceeds from our offering of preferred stock of $0.5 million, and proceeds from issuance of senior notes of $0.2 million.
Credit Agreements
Targus Credit Agreement
On October 18, 2022, Targus Borrower, among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28.0 million term loan and a five-year $85.0 million revolver loan, which was used to finance part of the acquisition of Targus. The final maturity date is October 18, 2027.
The Targus Credit Agreement was secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement which assets had an aggregate value of approximately $176.6 million including $39.1 million of accounts receivable and $57.5 million of inventory as of December 31, 2024. The Targus Credit Agreement contained certain covenants, including those limiting the Targus Borrower’s ability to incur certain indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default were to have occurred, the agent would have been entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, the Company entered into Amendment No. 1 and Amendment No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio (the “FCCR”) and the minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023, respectively. Amendment No. 2 also provided, among other things, with a cure right for the Company to provide a capital contribution to Targus in the event of a financial covenant breach (the "Keepwell"). For the period ended September 30, 2023, the FCCR covenant was not fulfilled in accordance with the Targus Credit Agreement, and for the period ended December 31, 2023, the FCCR and minimum EBITDA covenant was not fulfilled in accordance with the Targus Credit Agreement. However, the amendments to the Targus Credit Agreement and the capital contributions made to the subsidiary cured the covenant breaches. On June 27, 2024 the Company entered into Amendment No. 3 to the Targus Credit Agreement to replace the terminating Canadian benchmark interest rate with the Term CORRA Reference Rate. For the period ended June 30, 2024, the minimum EBITDA covenant was also breached. On August 14, 2024, the Company contributed $1.6 million to Targus to cure a minimum EBITDA financial covenant requirement for the period ended June 30, 2024. For the period ended September 30, 2024, the minimum EBITDA covenant was also breached. On November 7, 2024, the Company entered into Amendment No. 4 to the Targus Credit Agreement, which among other things, reduced revolving loan sub-limits, modified the FCCR covenant, removed the minimum EBITDA requirement, imposed a minimum undrawn availability covenant, and modified the terms of the Keepwell. Amendment No. 4 to the Targus Credit Agreement also waived the September 30, 2024 minimum EBITDA covenant breach. Concurrently with the effectiveness of Amendment No. 4 to the Targus Credit Agreement, the Company repaid the outstanding balance of the term loan in full with $2.1 million of revolver loan advances and $7.5 million of cash from the Company.
On May 9, 2025, the Targus Borrower entered into Amendment No. 5 to the Targus Credit Agreement, which among other things, (i) required quarterly repayments of revolver loan advances in an amount equal to $2.5 million commencing on September 30, 2025 and continuing until the total outstanding amount thereunder is paid in full, (ii) reduced the maximum revolving commitments from $30.0 million to $25.0 million, (iii) required the repayment of $5.0 million of outstanding revolving advances and (iv) requires that the Targus Borrower pay a deferred amendment fee of $1.0 million in the event the Company is unable to refinance the obligations under the Targus Credit Agreement by July 31, 2025. On July 25, 2025, the Targus Borrower entered into Amendment No. 6 to the Targus Credit Agreement, which among other things, (i) reduced the deferred amendment fee of $1.0 million to $0.2 million, due and payable on July 25, 2025, and (ii) requires that the Targus Borrower pay an additional deferred amendment fee of $0.9 million in the event the Company is unable to refinance the Targus Credit Agreement by August 15, 2025. On August 15, 2025, the Targus Borrower entered into Amendment No. 7 to the Targus Credit Agreement, which among other things, (i) required the Targus Borrower to pay an additional deferred amendment fee of $0.1 million in the event the Targus Borrower is unable to refinance the Targus Credit Agreement by August 15, 2025, and (ii) requires the Targus Borrower to pay an additional deferred amendment fee of $0.9 million in the event the Targus Borrower is unable to refinance the Targus Credit Agreement by August 20, 2025.
In connection with the above amendments to the Targus Credit Agreement, the Company entered into Amendment No. 2 to the Keepwell on May 9, 2025, Amendment No. 3 to the Keepwell on July 25, 2025, and Amendment No. 4 to the Keepwell on August 15, 2025, which among other things, modified the conditions under which, if satisfied, the Company would be required to make certain capital contributions to the Targus Borrower.
On August 20, 2025, the Company entered into the new Targus/FGI Credit Agreement to refinance and repay all obligations under the existing Targus Credit Agreement, as more fully described below.
The Company is in compliance with all financial covenants with the Targus Credit Agreement, as amended, and no defaults or events of default, as defined in the credit agreement, were noted as of December 31, 2024.
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
As of December 31, 2024 and 2023, the outstanding balance on the term loan was zero and $17.8 million (net of unamortized debt issuance costs of $0.4 million), respectively. As of December 31, 2024 and 2023, the outstanding balance on the revolver loan was $16.3 million and $43.8 million, respectively. The average borrowings under the revolver loan was $21.4 million and $56.7 million during the year ended December 31 2024 and 2023, respectively. The amount available for borrowings under the Targus Credit Agreement was $5.4 million and $1.8 million at December 31, 2024, and 2023, respectively.

Interest expense on these loans during the years ended December 31, 2024, 2023 and 2022 was $4.2 million, $7.3 million, and $1.3 million (including amortization of deferred debt issuance costs and unused commitment fees of $1.0 million, $0.7 million, and $0.2 million), respectively. In connection with the principal payments made on the term loan during the year ended December 31, 2024, we recorded losses of the extinguishment of this debt in the amount of $0.8 million, which was included in the consolidated statements of operations in 2024. The interest rate on the term loan was 10.45%, 10.20% and 8.43% and the interest rate on the revolver loan ranged between 8.44% to 11.25%, between 8.45% to 11.25% and between 6.03% to 9.25% as of December 31, 2024, 2023 and 2022, respectively. The weighted average interest rate on the revolver loan was 10.39%, 8.53% and 6.68% as of December 31, 2024, 2023 and 2022, respectively.
Targus/FGI Credit Agreement
On August 20, 2025, the Targus Borrower and the FGI Loan Parties entered into the Targus/FGI Credit Agreement with FGI, as agent and for a three-year $30.0 million revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the existing Targus Credit Agreement with PNC. The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028.
The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivable purchase feature under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term SOFR for a period of 1 month plus 10 basis points, plus (c) 0.30% per month collateral management fee.
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement.
As required under the Targus/FGI Credit Agreement, B. Riley Commercial Capital, LLC, a wholly owned subsidiary of the Company, entered into an amendment to an existing intercompany loan and security agreement to extend an additional subordinated loan to the Targus Borrower at the closing of the Targus/FGI Credit Agreement in the amount of $5.0 million increasing the aggregate principal amount of such loan from $5.0 million to $10.0 million.
Lingo Credit Agreement
On August 16, 2022, Lingo Management, (the “Lingo Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Lingo Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45.0 million term loan. This loan was used to finance part of the purchase of BullsEye by the Lingo Borrower. On September 9, 2022, the Lingo Borrower entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank (the "New Lender") for an incremental term loan of $7.5 million, increasing the principal balance of the term loan to $52.5 million. On November 10, 2022, the Lingo Borrower entered into the Second Amendment to the Lingo Credit Agreement with KeyBank National Association for an incremental term loan of $20.5 million, increasing the principal balance of the term loan to $73.0 million.
The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of December 31, 2024, 2023, and 2022, the interest rate on the Lingo Credit Agreement was 7.91%, 8.70%, and 7.89% respectively.
The Lingo Credit Agreement is guaranteed by the Company and the Lingo Borrower's subsidiaries and secured by certain Lingo assets and equity interests as collateral which totals approximately $228.7 million defined in the Lingo Credit Agreement which includes $12.3 million of accounts receivable. The agreement contains certain covenants, including those limiting the Lingo Borrower's ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Lingo Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. We are in compliance with all financial covenants in the Lingo Credit Agreement as of December 31, 2024.
Principal outstanding is due in quarterly installments. The quarterly installments from March 31, 2025 to June 30, 2027 are in the amount of $3.7 million, and the remaining principal balance is due at final maturity on August 16, 2027.
As of December 31, 2024 and 2023, the outstanding balance on the term loan was $52.4 million (net of unamortized debt issuance costs of $0.6 million) and $63.2 million (net of unamortized debt issuance costs of $0.7 million), respectively. Interest expense on the term loan during the years ended December 31, 2024 was $5.8 million (including amortization of deferred debt issuance costs of $0.5 million), $6.4 million (including amortization of deferred debt issuance costs of $0.3 million) and $1.6 million (including amortization of deferred debt issuance costs of $0.1 million), respectively.
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
As of December 31, 2024 and 2023, the outstanding balance on the term loan was zero (net of unamortized debt issuance costs of zero) and $22.5 million (net of unamortized debt issuance costs of $0.6 million), respectively. Interest expense on the term loan during the year ended December 31, 2024 and 2023 was $2.7 million (including amortization of deferred debt issuance costs of $0.6 million and allocated to income from discontinued operations, net of income taxes in the consolidated statement of operations) and $0.7 million (including amortization of deferred debt issuance costs of $0.1 million), respectively. Principal outstanding is due in quarterly installments through June 30, 2026 in the amount of $0.3 million per quarter and the remaining principal balance of $20.0 million is due at final maturity on August 24, 2026.
On October 25, 2024, upon the closing of the Brands Transaction, as described in Note 4 – Discontinued Operation, proceeds of $22.2 million was used to pay off the then outstanding balance of the loan in full and $0.2 million of loan payoff expenses.

Nomura Credit Agreement
The Company and its wholly owned subsidiaries, BR Financial Holdings, LLC, and BR Advisory & Investments, LLC had entered into a credit agreement dated June 23, 2021 (as amended, the “Prior Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Wells Fargo Bank, N.A., as collateral agent, for a four-year $300.0 million secured term loan credit facility (the “Prior Term Loan Facility”) and a four-year $80.0 million secured revolving loan credit facility (the “Prior Revolving Credit Facility”) with a maturity date of June 23, 2025.
On August 21, 2023, the Company and its wholly owned subsidiary, BR Financial Holdings, LLC, and certain direct and indirect subsidiaries of the BRFH Borrower (the “BRFH Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, for a four-year $500.0 million secured term loan credit facility (the “New Term Loan Facility”) and a four-year $100.0 million secured revolving loan credit facility (the “New Revolving Credit Facility” and together, the “New Credit Facilities”). The purpose of the Credit Agreement was to (i) fund the Freedom VCM equity investment, (ii) prepay in full the Prior Term Loan Facility and Prior Revolving Credit Facility with an aggregate outstanding balance of $347.9 million, which included $342.0 million in principal and $5.9 million in interest and fees, (iii) fund a dividend reserve in an amount not less than $65.0 million, (iv) pay related fees and expenses, and (v) for general corporate purposes. We recorded a loss on extinguishment of debt related to the Prior Credit Agreement of $5.4 million, which was included in the consolidated statements of operations for the year ended December 31, 2023.
SOFR rate loans under the New Credit Facilities accrued interest at the adjusted term SOFR rate plus an applicable margin of 6.00%. In addition to paying interest on outstanding borrowings under the New Revolving Credit Facility, we were required to pay a quarterly commitment fee based on the unused portion, which was determined by the average utilization of the facility for the immediately preceding fiscal quarter.
The Credit Agreement was secured on a first priority basis by a security interest in the equity interests of the BRFH Borrower and each of the BRFH Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the BRFH Borrower and the BRFH Guarantors. The borrowing base as defined in the Credit Agreement consisted of a collateral pool that included certain of the Company's loans receivables in the amount of $112.5 million (which is included in the total loans receivable, at fair value balance of $90.1 million reported in our consolidated balance sheet at December 31, 2024) and $375.8 million (which is included in the total loans receivable, at fair value balance of $532.4 million reported in our consolidated balance sheet at December 31, 2023) and investments in the amount of $228.3 million (which is included in the total securities and other investments owned, at fair value of $282.3 million reported in our consolidated balance sheet at December 31, 2024) and $786.7 million (which is included in the total securities and other investments owned, at fair value of $809.0 million reported in our consolidated balance sheet at December 31, 2023) as of December 31, 2024 and 2023, respectively.
The Credit Agreement contained certain affirmative and negative covenants customary for financings of this type that, among other things, limited the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contained customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. We were in compliance with all financial covenants in the Credit Agreement as of December 31, 2024. On September 17, 2024, the Company entered into Amendment No. 4 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fourth Amendment”). On September 17, 2024, the Company made a payment of $85.9 million which consisted of a principal payment of $85.1 million and accrued interest of $0.7 million. Loan fees incurred in connection with the Fourth Amendment totaled $5.9 million of which $3.5 million was added to the principal balance of the term loan. After giving effect to these amounts, the outstanding principal balance on the term loan was reduced from $469.8 million to $388.1 million. In connection with the Fourth Amendment, the revolving credit facility in the amount of $100.0 million which had no balance outstanding at September 17, 2024 was terminated and the Company was required to reduce the principal amount of the term loan to be no greater than $100.0 million on or prior to September 30, 2025. The scheduled maturity date of the term loan was August 21, 2027.
The Fourth Amendment contained certain provisions related to borrowing base, including specific treatment for certain assets in the calculation of borrowing base and also included mandatory prepayment provisions regarding asset sales. Interest on the term loan increased to SOFR loans accrued interest at the adjusted term SOFR plus an applicable margin of

7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans accrued interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. On December 9, 2024, the Company entered into Amendment No. 5 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fifth Amendment”). The Fifth Amendment extended the springing maturity date of the term loans if more than $25.0 million aggregate principal amount of the 5.50% 2026 Notes were outstanding to February 3, 2026 and permitted under certain conditions an additional $10.0 million of telecommunications financing. On January 3, 2025, the Company entered into Amendment No. 6 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Sixth Amendment”). The Sixth Amendment agreed to permit under certain conditions the contribution by BRPI of 100% of the equity interests in Lingo to BRPAC in connection with the entry into the BRPAC Amended Credit Agreement. There was no fee charged in connection with the Sixth Amendment.
As of December 31, 2024 and 2023, the outstanding balance on the term loan was $117.3 million (net of unamortized debt issuance costs of $5.2 million) and $475.1 million (net of unamortized debt issuance costs of $18.7 million), respectively. Interest on the term loan during the years ended December 31, 2024, 2023 and 2022 was $23.5 million (including amortization of deferred debt issuance costs of $5.8 million), $11.7 million (including amortization of deferred debt issuance costs of $2.9 million), and $21.3 million (including amortization of deferred debt issuance costs of $2.1 million), respectively. The interest rate on the term loan as of December 31, 2024, 2023 and 2022 was 11.52%, 11.37% and 9.23%, respectively.
We had an outstanding balance of zero and $74.7 million under the revolving facility as of December 31, 2024 and 2023, respectively. Interest on the revolving facility during the years ended December 31, 2024 and 2023 was $1.4 million (including unused commitment fees of $0.7 million and amortization of deferred financing costs of $0.7 million) and $5.9 million (including unused commitment fees of $0.3 million and amortization of deferred financing costs of $0.8 million), and $5.4 million (including unused commitment fees of $0.01 million and amortization of deferred financing costs of $0.6 million), respectively. The interest rate on the revolving credit facility as of December 31, 2024 and 2023 was 11.37%.
In connection with the principal payments made on the term loan and revolving credit facility with Nomura during the year ended December 31, 2024, the Company recorded losses of the extinguishment of this debt in the amount of $18.0 million, which was included in the consolidated statements of operations in 2024.
On February 26, 2025, we entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree Capital Management, L.P. with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent, as more fully described in Note 25. The new credit agreement provided for (i) a three-year $125.0 million secured term loan credit facility (the “Initial Term Loan Facility”) and (ii) a four-month $35.0 million secured delayed draw term loan credit facility (the “Delayed Draw Facility” and, together with the Initial Term Loan Facility, the “Oaktree Credit Facilities”). The Nomura Credit Agreement discussed above was paid in full and terminated using proceeds from the Initial Term Loan Facility.
BRPAC Credit Agreement
On December 19, 2018, BRPAC, UOL, and YMAX Corporation, Delaware corporations (collectively, the “BRPAC Borrowers”), indirect wholly owned subsidiaries of ours, in the capacity as borrowers, entered into a credit agreement (the “BRPAC Credit Agreement”) with the Banc of California, N.A. in the capacity as agent (the “Agent”) and lender and with the other lenders party thereto (the “Closing Date Lenders”). Certain of the BRPAC Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Credit Agreement and are parties to the BRPAC Credit Agreement in such capacity (collectively, the “Secured Guarantors”; and together with the BRPAC Borrowers, the “Credit Parties”). In addition, we and B. Riley Principal Investments, LLC, the parent corporation of BRPAC and a subsidiary of ours, are guarantors of the obligations under the BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares outstanding membership interests of BRPAC are pledged as collateral.
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties which totals approximately $184.6 million (which includes $3.7 million of accounts receivable and $3.3 million of inventory), including a pledge of (a) 100% of the equity interests of the Credit Parties; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.

The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’ and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC Credit Agreement. We are in compliance with all financial covenants in the BRPAC Credit Agreement as of December 31, 2024.
Through a series of amendments, including the most recent Fourth Amendment to the BRPAC Credit Agreement (the “Fourth Amendment”) on June 21, 2022, the BRPAC Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders agreed to the following, among other things: (i) the Closing Date Lenders agreed to make a new $75.0 million term loan to the BRPAC Borrowers, the proceeds of which the BRPAC Borrowers’ used to repay the outstanding principal amount of the existing terms loans and optional loans and will use for other general corporate purposes, (ii) a new applicable margin level of 3.50% was established as set forth from the date of the Fourth Amendment, (iii) Marconi Wireless was added to the BRPAC Borrowers, (iv) the maturity date of the term loan was set to June 30, 2027, and (v) the BRPAC Borrowers were permitted to make certain distributions to the parent company of the BRPAC Borrowers.
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the BRPAC Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of December 31, 2024, 2023 and 2022, the interest rate on the BRPAC Credit Agreement was 7.42%, 8.46% and 7.65%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. The quarterly installments from March 31, 2025 to December 31, 2026 are in the amount of $3.2 million per quarter, the quarterly installment on March 31, 2027 is in the amount of $2.4 million, and the remaining principal balance is due at final maturity on June 30, 2027.
As of December 31, 2024, and 2023, the outstanding balance on the term loan was $29.8 million (net of unamortized debt issuance costs of $0.3 million) and $46.4 million (net of unamortized debt issuance costs of $0.4 million), respectively. Interest expense on the term loan during the years ended December 31, 2024, 2023, and 2022, was $3.5 million (including amortization of deferred debt issuance costs of $0.3 million), $5.2 million (including amortization of deferred debt issuance costs of $0.3 million), and $3.5 million (including amortization of deferred debt issuance costs of $0.3 million), respectively.
On January 6, 2025 (the “Closing Date”), BRPAC entered into the BRPAC Amended Credit Agreement with certain subsidiaries of the Company, the Banc of California, in the capacity as agent and lender and with other lenders party thereto from time to time. Our subsidiary Lingo was added as a BRPAC Borrower to the BRPAC Amended Credit Agreement. Pursuant to the BRPAC Amended Credit Agreement, the lenders made a new five-year $80.0 million term loan to the BRPAC Borrowers, the proceeds of which were used to repay in full the obligations under the original BRPAC Credit Agreement dated December 19, 2018 and the Lingo Credit Agreement. In connection with the BRPAC Amended Credit Agreement, the BRPAC Borrowers also made certain distributions to the parent company of the BRPAC Borrowers from existing cash on hand. The BRPAC Amended Credit Agreement also builds in provisions for incremental term loans up to $40.0 million allowing certain distributions to the parent company of the BRPAC Borrowers from the proceeds of such incremental term loans. The BRPAC Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Amended Credit Agreement. The obligations under the BRPAC Amended Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the BRPAC Borrowers, including a pledge of (a) 100% of the equity interests of the BRPAC Borrowers; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The borrowings under the BRPAC Amended Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the BRPAC Borrowers consolidated total funded debt ratio as defined in the BRPAC Amended Credit Agreement. The interest rate is subject to a margin level of 3.25%. As of the Closing Date, the outstanding principal amount was $80.0 million with quarterly installments of principal due in the amount of $4.0 million, and any remaining principal balance is due at final maturity on January 6, 2030.

The BRPAC Amended Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Amended Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Amended Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Amended Credit Agreement. The Company obtained a waiver from the lender to allow for an extra 15 days to deliver interim financial statements for the quarter ended March 31, 2025. The Company delivered the interim financial statements within the amended time period.
Senior Note Offerings
During the years ended December 31, 2024 and 2023, we issued zero and $0.2 million, respectively, of senior notes with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with B. Riley Securities, Inc. ("BRS") which governs the program of at-the-market sales of our senior notes. We filed a series of prospectus supplements with the SEC in respect of our offerings of these senior notes.
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
On February 29, 2024, we partially redeemed $115.5 million aggregate principal amount of our 6.75% 2024 Notes pursuant to the seventh supplemental indenture dated December 3, 2021. The redemption price was equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date. The total redemption payment included approximately $0.6 million in accrued interest.
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
On February 28, 2025, we redeemed all the issued and outstanding 6.375% Senior Notes due February 28, 2025 (the "6.375% 2025 Notes"). The redemption price was equal to 100% of the aggregate principal amount, plus any accrued interest and unpaid interest up to, but excluding, the redemption date The total redemption payment included approximately $0.7 million accrued interest. In connection with the full redemption, the 6.375% 2025 Notes, which were listed on NASDAQ under the ticker symbol “RILYM,” were delisted from NASDAQ and ceased trading on the redemption date.
As of December 31, 2024 and 2023, the total senior notes outstanding was $1.5 billion (net of unamortized debt issue costs of $0.1 million and $1.7 billion (net of unamortized debt issue costs of $13.1 million) with a weighted average interest rate of 5.62% and 5.71%, respectively. Interest on the senior notes is payable on a quarterly basis. Interest expense on the senior notes totaled $92.7 million, $103.2 million and $99.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.
From March 26, 2025 to July 11, 2025, we completed five private exchange transactions with institutional investors pursuant to which approximately $115.8 million of aggregate principal amount of our 5.50% Senior Notes due March 2026, approximately $2.1 million aggregate principal amount of 6.50% Senior Notes due September 2026, approximately $146.4 million aggregate principal amount of our 5.00% Senior Notes due December 2026, approximately $51.1 million aggregate principal amount of our 6.00% Senior Notes due January 2028, and approximately $39.5 million aggregate principal amount of our 5.25% Senior Notes due August 2028 (collectively, the “Exchanged Notes”) owned by the investors were exchanged for approximately $228.4 million aggregate principal amount of New Notes, whereupon the Exchanged Notes were cancelled.

Dividends
From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2024, and 2023, we paid cash dividends on our common stock of $33.7 million, and $141.1 million, respectively. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of our common stock dividend activity during the years ended December 31, 2024 and 2023 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Amount
May 15, 2024	June 11, 2024	May 27, 2024	$0.500
February 29, 2024	March 22, 2024	March 11, 2024	0.500
November 8, 2023	November 30, 2023	November 20, 2023	1.000
July 25, 2023	August 21, 2023	August 11, 2023	1.000
May 4, 2023	May 23, 2023	May 16, 2023	1.000
February 22, 2023	March 23, 2023	March 10, 2023	1.000
Holders of Series A Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. As of December 31, 2024 and 2023, dividends in arrears in respect of the Depositary Shares were $0.8 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
Holders of Series B Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference $25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. As of December 31, 2024 and 2023, dividends in arrears in respect of the Depositary Shares were $0.5 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
A summary of our preferred stock dividend activity during the years ended December 31, 2024 and 2023 was as follows:

			Preferred Dividend per Depositary Share
Date Declared	Date Paid	Stockholder Record Date	Series A	Series B
October 16, 2024	October 31, 2024	October 28, 2024	$0.4296875	$0.4609375
July 9, 2024	July 31, 2024	July 22, 2024	0.4296875	0.4609375
April 9, 2024	April 30, 2024	April 22, 2024	0.4296875	0.4609375
January 9, 2024	January 31, 2024	January 22, 2024	0.4296875	0.4609375
October 10, 2023	October 31, 2023	October 23, 2023	0.4296875	0.4609375
July 11, 2023	July 31, 2023	July 21, 2023	0.4296875	0.4609375
April 10, 2023	May 1, 2023	April 21, 2023	0.4296875	0.4609375
January 9, 2023	January 31, 2023	January 20, 2023	0.4296875	0.4609375

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

Fair Value Measurements

The fair value of loan receivables, investments which are included in securities and other investments owned, and securities sold, not yet purchased, are accounted for in accordance with the accounting guidance Accounting Standards Codification ("ASC") 820 – Fair Value Measurements with gains or losses recognized in our consolidated statement of operations. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the hierarchy under accounting principles generally accepted in the United States of America (“GAAP”) gives (i) the highest priority to unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities (level 1 inputs), (ii) the next priority to inputs other than level 1 inputs that are observable, either directly or indirectly (level 2 inputs), and (iii) the lowest priority to inputs that cannot be observed in market activity (level 3 inputs).
A significant amount of our assets consist of loan receivables and equity securities for which market quotes are not readily available and a significant degree of judgement is applied to reflect those judgements that a market participant would use in valuing the asset or liability. Absent evidence to the contrary, financial instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered the best initial estimate of fair value. Subsequent to the transaction date, these financial instruments that are classified in level 3 of the fair value hierarchy are valued using valuation techniques that incorporate one or more significant unobservable inputs, and therefore involve the greatest degree of management judgements. These judgements include (a) determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument; (b) determining model inputs based on an assessment of relevant empirical market data, including prices evidenced in market transactions, interest rates, credit spreads, volatilities, and correlations; and (c) determining the appropriate valuation adjustments to reflect counterparty credit quality, liquidity considerations, and other observations as it pertains to the individual financial instrument.

See Note 2(v), “Fair Value Measurements,” to the consolidated financial statements for further discussion regarding fair value of financial instruments.
Goodwill and Other Intangible Assets
We account for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.
Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. ASC 350 – Intangibles - Goodwill and Other, as amended by Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment, permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. We operate six reporting units, which are the same as our reporting segments described in Note 24 – Business Segments: the Capital Markets segment, Wealth Management segment, Financial Consulting segment, Communications segment, and Consumer Products segment and the All Other category. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.
We review the carrying value of our finite-lived amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value.

In performing the annual review of goodwill and other intangible assets at December 31, 2024, qualitative factors indicated it could be more likely than not that the carrying value of goodwill and other intangible assets for the Nogin reporting unit could be impaired and the tradename for the Targus reporting unit could be impaired. For the Targus reporting unit, there were also qualitative factors in performing the interim and annual analysis at June 30, 2024, December 31, 2023 and September 30, 2023 that indicated it could be more likely than not that the carrying value of goodwill and tradename for the Targus reporting unit could be impaired. As more fully described in Note 10, based on the results of these analyses, we recorded non-cash impairment charges of $105.4 million during the year ended December 31, 2024 which included impairment charges related to (a) indefinite lived assets of $84.3 million related to goodwill and $5.0 million related to tradenames and (b) $16.0 million related to finite-lived intangible assets for customer relationships, internally developed software and other intangible assets, and trademarks. We recorded non-cash impairment charges of $70.3 million during the year ended December 31, 2023 which included impairment charges related to (a) indefinite lived assets of $53.1 million related to goodwill and $15.5 million related to tradenames and (b) $1.7 million related to finite-lived tradename in the Capital Markets segment that was no longer used by us. There were no impairments of goodwill or indefinite-lived intangibles identified during the year ended December 31, 2022. During the year ended December 31, 2022, we recognized $4.2 million impairment of finite-lived intangibles representing the carrying amount of tradenames and software development costs as a result of the reorganization and consolidation activities in the Wealth Management segment and the Communications segment, which was included as a restructuring charge in our consolidated statements of operations.
See Note 2(u), “Goodwill and Other Intangible Assets,” to the consolidated financial statements for further discussion regarding goodwill impairment.
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

The Company has also recognized deferred tax assets in connection with certain tax attributes, including net operating loss (“NOL”), interest expense limitations and capital loss carryforwards. The Company performs regular reviews to ascertain whether its deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income and may incorporate various tax planning strategies, including strategies that may be available to utilize tax attributes before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2024, management has recorded a valuation allowance for deferred tax assets that the Company has determined it is more likely than not that the deferred tax assets will not be realized.

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

See Note 16, “Income Taxes,” to the consolidated financial statements for further discussion regarding income taxes.
Recent Accounting Standards
See Note 2(af) to the accompanying financial statements for recent accounting standards we have not yet adopted and recently adopted.
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
Interest Rate Risk
We have exposure to interest rate risk which primarily relates to changes in cost of borrowings as a result of changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rates of interest. As of December 31, 2024, approximately 88% of our debt obligations bore interest at fixed rates and not impacted by changes in interest rates. Our interest expense from variable-rate debt obligations is principally affected by changes in the published SOFR rate in connection with our credit facilities. Our variable-rate debt obligations are principally used to provide financing to our operating businesses which are supported by cash flows from operations for those businesses. The cash flows of such operating businesses are utilized to help to mitigate any increases in interest expense as a result of an increase in interest rates. Our Nomura credit facility is also a variable rate debt obligation which is collateralized by a portfolio of investment assets and certain operating businesses. Increased interest costs on the Nomura facility as a result of a rise in interest rates are partially offset by variable rate investment assets that are securing the facility as well as cash flows from other businesses securing the facility.
Management monitors the composition of debt obligations and debt investments on a periodic basis, as well as projected net interest income, interest coverage, and sensitivity of interest income changes in interest rates. This exposure is also monitored by our risk management group and reviewed periodically in risk committee meetings. If floating rates of interest had increased by 1% during the year ended December 31, 2024, the rate increase would have resulted in an increase in interest expense of $5.3 million. If conditions existed in which Management would seek to mitigate potential interest rate risk, Management could elect to take steps such as entering into interest rate hedges, and refinancing debt obligations from floating-rate to fixed-rate.
An objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable, and investments in partnership interests. Our cash and cash equivalents through December 31, 2024 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $134.5 million and $154.4 million during the years ended December 31, 2024 and 2023, respectively, or 16.0% and 10.5% of our total revenues of $838.6 million and $1.5 billion during the years ended December 31, 2024 and 2023, respectively. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our consolidated statements of operations, amounted to a gain of $2.8 million and loss of $2.3 million during the years ended December 31, 2024 and 2023, respectively. We may be exposed to foreign currency risk; however, our operating results during the years ended December 31, 2024 and 2023 included $134.5 million and $154.4 million of revenues, respectively, and $23.1 million and $27.2 million of operating expenses, respectively, from our foreign subsidiaries. A 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.3 million change in our operating income during the years ended December 31, 2024 and 2023, respectively.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is submitted as a separate section beginning on page 134 of this Annual Report on Form 10-K (the “Financial Statements”).
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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of December 31, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described in the Report of Management on Internal Control over Financial Reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

In making our assessment of the Company’s internal control over financial reporting as of December 31, 2024, we excluded from our assessment the internal control over financial reporting at Nogin, Inc. (“Nogin”). On May 3, 2024, B. Riley completed the acquisition of Nogin as result of a debt facility agreement that was subsequently converted to equity.

Management concluded that two of the material weaknesses identified in 2023 are fully remediated. Management has also identified additional material weaknesses for the year ended December 31, 2024, both as fully described below.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation of Previously Reported Material Weaknesses

The following two material weaknesses in internal control over financial reporting that were reported in our Annual Report on Form 10-K for the year ended December 31, 2023, have been remediated as of December 31, 2024. The remediation of our internal control over financial reporting to address the underlying causes of the material weaknesses are summarized below:

•The Company enhanced the precision level of user access management procedures and controls related to the previously identified material weakness relating to IT general controls, specifically user access management controls, in our B. Riley Advisory Holdings, LLC subsidiaries primarily.

•The Company was able to rely on the System and Organization Controls (“SOC”) 1 Type 2 report associated with the utilization of our third-party service organization's hosted IT solution for the processing of customer sales and billing information in our Marconi Wireless Holdings, LLC subsidiary. As a result, management in conjunction with the complementary user entity controls was able to rely on the design and operating effectiveness of the internal control processes performed by the third-party service organization.

Material Weaknesses Identified during the Current Period

For the period ended December 31, 2024:

•The Company identified two material weaknesses in controls related to information technology general controls (“ITGCs”) at Lingo Management, LLC and Tiger US Holdings, Inc. and subsidiaries in the areas of user access, program change management, and information technology (“IT”) operations over IT systems and the reports generated from these systems used in the execution of controls that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted.

•The Company identified a material weakness relating to the design and operating effectiveness of management’s review controls over the investment valuation of Level 3 investments such that management’s review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in the consolidated financial statements.

•The Company identified a material weakness relating to the design and operating effectiveness of management’s review controls over the identification and disclosure of material related party transactions in accordance with Accounting Standards Codification (“ASC”) 850, Related Party Disclosures. Specifically, management’s review procedures were not operating at a level of precision sufficient to prevent or detect a potential material misstatement in the consolidated financial statements.

•The Company identified a material weakness relating to the design and operating effectiveness of management’s review controls over the income tax provision such that management’s review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in the consolidated financial statements.

•The Company identified material weaknesses in controls related to ITGCs at Bebe Stores Inc. in the areas of user access, program change management, and IT operations over IT systems and the reports generated from these systems used in the execution of controls that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted. Additionally, the Company did not consistently retain evidence of review, further contributing to the material weakness.

•The Company identified a material weakness in controls due to its inability to rely on the SOC 1 Type 2 reports associated with two third-party service organizations that support significant elements of its financial reporting processes over B. Riley Retail Solutions, LLC. Specifically, the Company did not have adequate ITGCs in place over the IT systems and related reports at these third-party service providers, which are used in the execution of controls supporting the Company’s financial reporting. As a result, business process automated and manual controls that were dependent on these ITGCs at the service organizations could have been adversely impacted.

•The Company identified two material weaknesses relating to the design and operating effectiveness of management’s review controls over goodwill such that management did not adequately evaluate relevant factors and indicators to determine whether it was more likely than not that the fair value of a business segment was less than the carrying amount of goodwill and other intangibles assigned to that reporting unit as well as a lack of appropriate approval in accordance with Company policy over significant decisions involving goodwill.

•The Company identified a material weakness related to the design and operating effectiveness of controls related to journal entry controls. There was a lack of segregation of duties considerations associated within the journal entry approval workflow. The workflow in the system did not systemically prevent individuals who can post journal entries to also approve the same entries. Additionally, the Company did not retain evidence of review of certain journal entries.

Prior to filing this Annual Report on Form 10-K, we completed significant additional procedures for the year ended December 31, 2024. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with GAAP. Our Co-Chief Executive Officers and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

Remediation Plan for Current Period Material Weaknesses

Management has begun to implement and plans to continue implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses, described above, are remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions for the material weaknesses noted above include:

•Prior to December 31, 2024, the Retail Solutions material weakness was remediated through the divestiture of the business in November 2024.

•Implementation and enhancement of its ITGCs and related policies. This includes providing resources, training and support to process owners and reviewers with a specific focus on understanding the risks being addressed by the controls they are performing, as well as requirements for sufficient documentation and evidence in the execution of the controls.

•Updating of its IT policies and procedures to enhance user access, change management, and IT operations processes to ensure timely and accurate assignment of access rights and prompt removal of access for terminated employees, and to ensure appropriate restriction of access rights based on job responsibilities.

•Designing of alternative processes and controls to mitigate the risk of the third-party services providers not producing the SOC 1 Type 2 reports.

•Implementation of measures designed to ensure controls are appropriately designed, implemented, and operating effectively as it relates to the material weakness identified in investment valuations, related party transactions, income taxes, goodwill impairment assessment, and journal entries. The remediation actions include the improvement of the precision level of management review controls, documentation retention and additional resources.

While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2025.

Our independent registered public accounting firm, Marcum LLP (“Marcum”), has audited the consolidated financial statements and has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K.

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
Item 9B. OTHER INFORMATION
Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld upon the vesting of restricted stock units ("RSUs") to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
On September 18, 2025, the Company’s Board of Directors re-appointed Messrs. Riley, Kelleher, Yessner, Forman and Weitzman as the Company’s executive officers. Mr. Andrew Moore was not re-appointed as an executive officer of the Company, but continues to serve as the Co-Chief Executive Officer of B. Riley Securities, Inc.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors (the “Board”) are elected annually to a one year term to serve as directors until the next annual meeting of stockholders, or until their respective successors are duly elected and qualified or their earlier death, resignation, or removal. There are no familial relationships between any of our directors and any other director or any of our executive officers. No arrangement or understanding exists between any of our directors and any other person or persons pursuant to which any director was or is to be selected as our director. The following table provides the name, age, and position(s) of each of our directors as of September 18, 2025:

Name	Age	Committees
Bryant R. Riley	58	None.
Thomas J. Kelleher	57	None.
Robert L. Antin	75	Compensation Committee, Environmental, Social and Corporate Governance Committee
Tammy Brandt	50	None.
Robert D’Agostino	58	Audit Committee, Compensation Committee*
Renée E. LaBran	65	Audit Committee, Environmental, Social and Corporate Governance Committee
Randall E. Paulson	63	Audit Committee*
Michael J. Sheldon	65	Compensation Committee
Mimi K. Walters	62	Environmental, Social and Corporate Governance Committee*
* Chairman of the respective committee.

Bryant R. Riley has served as our Chairman and Co-Chief Executive Officer since June 2014 and July 2018 respectively, and as a director since August 2009. He also previously served as our Chief Executive Officer from June 2014 to July 2018. In addition, Mr. Riley served as the Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 until its combination with FBR Capital Markets & Co., LLC in 2017 and as Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006. He also served as Chairman of B. Riley Principal Merger Corp. from April 2019 to February 2020, at which time it completed its business combination with Alta Equipment Group, Inc. (NYSE: ALTG); as Chairman of B. Riley Principal Merger Corp. II from May 2020 to November 2020 at which time it had completed it business combination with Eos Energy Enterprises Inc. (NASDAQ: EOSE); and as Chairman of B. Riley Principa1 150 Merger Corp. from June 2020 to July 2022, at which time it completed its business combination with FaZe Holdings, Inc. (NASDAQ: FAZE). He served as Chairman of B. Riley Principal 250 Merger Corp. from May 2021 until its dissolution in May 2023. Since November 2024, Mr. Riley serves on the board of Great American Holdings, LLC. Mr. Riley served as director of Select Interior Concepts, Inc. from November 2019 until October 2021. He also previously served on the board of Babcock & Wilcox Enterprises, Inc. (NYSE: BW) from April 2019 to September 2020; Sonim Technologies, Inc. (NASDAQ: SONM) from October 2017 to March 2019; and Freedom VCM Holdings, LLC (fka Franchise Group, Inc., a public company (NASDAQ: FRG), with the last day of trading of 8/21/23) from September 2018 through March 2020, rejoining in August of 2023. Freedom VCM Holdings, LLC filed for bankruptcy on November 3, 2024 and Mr. Riley resigned as director in June 2025. Mr. Riley received his B.S. in Finance from Lehigh University. Mr. Riley’s experience and expertise in the investment banking industry provides the Board with valuable insight into the capital markets. Mr. Riley’s extensive experience serving on other public company boards is an important resource for the Board.

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

Tammy Brandt has served as a member of the Board since December 20, 2021. Since February 2023, Ms. Brandt has served as a senior member of the legal team at Creative Artists Agency (CAA), a leading global entertainment and sports agency. From March 2021 to January 2023, Ms. Brandt served as Chief Legal Officer; Head of Business and Legal Affairs at FaZe Clan Inc. (NASDAQ: FAZE), a leading gaming, lifestyle, and media platform. She has served on the Lambda Legal West Coast Leadership Board from 2019 to December 2024, and has served as a member of the Bluffton University Board of Trustees since July 2023. From 2018 to June 2022, Ms. Brandt served on the Board of Cayton Children’s Museum, including as chair of its Audit Committee and a member of its Nomination and Governance Committee. From May 2017 to May 2021, she served as Chief Legal Officer at Dreamscape Immersive, and previously served as Chief Corporate, Securities, M&A and Alliance Counsel at DXC Technology and its predecessor, Computer Sciences Corporation; and as General Counsel at ServiceMesh, Inc., an enterprise software company in the cloud management space. Ms. Brandt is a graduate of Notre Dame Law School, where she was Managing Editor of the Notre Dame Law Review, and graduated summa cum laude with a Bachelor of Science in economics and business administration from Bluffton University. Ms. Brandt’s business and legal experience provides an important resource to the Board.

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

Renée E. LaBran has served as a member of the Board since August 11, 2021. Ms. LaBran co-founded Rustic Canyon Partners, a technology venture capital fund launched in 2000, and has served from 2006 to 2021 as Partner with Rustic Canyon/Fontis Partners, an investment fund which is now completed, targeting growth investments and lower middle market buy-outs in media, consumer goods, and business and consumer services industries. During this time, she served as a board director and advisor to multiple portfolio companies while providing oversight of her investment firm’s finance and operations functions. Ms. LaBran currently serves on the board of Idealab, Inc. since March 2015 and Stravos Education, LLC since August 2022. Since December 2024, she also serves as Interim President of FindLaw, recently acquired by Internet Brands, a digital media, marketing services and software company. Ms. LaBran previously served on the boards of Iconic Sports Acquisition Corp (NYSE:ICNC-UN) from October 2021 to October 2023; Sambazon, Inc. from 2009 to 2021; and TomboyX from 2018 to 2019. From March 2015 to December 2020, she served as a governor-appointed non-attorney public member on the Board of Trustees for the State Bar of California. Ms. LaBran is an Adjunct Professor at UCLA Anderson School of Management’s MBA program, earned an M.B.A. with distinction from Harvard Business School, and received an A.B. degree in Economics from UC Berkeley. Ms. LaBran’s board experience, business and financial acumen, and venture capital experience provide an important resource to the Board.

Randall E. Paulson has served as a member of the Board since June 18, 2020. Mr. Paulson currently serves on the Board of Directors of Dash Medical Holdings, LLC. He also served on the board of Testek, Inc. from 2016 to November 2024 when the company was sold. Testek was a portfolio company of Odyssey Investment Partners, LLC where he served as a Managing Principal from 2005 to 2019. Prior to this, Mr. Paulson was Executive Vice President — Acquisitions and Strategic Development at National Financial Partners, a New York based consolidator of independent financial services distribution firms. From 1993 to 2000, Mr. Paulson was at Bear, Stearns & Co. Inc. where he was a Senior Managing Director in the M&A and Corporate Finance groups. Prior to Bear Stearns, Mr. Paulson was a member of GE Capital’s merchant banking group. A native of Minnesota, Mr. Paulson received a BSB in Accounting from the University of Minnesota and his MBA from the Kellogg Graduate School of Management at Northwestern University. Mr. Paulson’s financial services industry and accounting experience will provide an important resource to the Board.

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

Mimi K. Walters has served as a member of the Board since July 12, 2019. She served from 2015 to 2019 as the U.S. Representative for California’s 45th Congressional District. She has worked on key legislation, business and policy initiatives related to technology, energy, environmental and healthcare, including the opioid crisis and veterans’ medical services. As a member of House leadership, she served on the Energy and Commerce Committee, the Judiciary Committee and the Transportation and Infrastructure Committee. Ms. Walters represented California’s 37th State Senate District from

2008 to 2014, where she served on the Banking and Financial Institutions Committee and as Vice Chair for the Public Employment and Retirement Committee. From 2004 to 2008, she represented California’s 73rd Assembly District. Ms. Walters was a member of the Laguna Niguel City Council from 1996 to 2004, serving as Mayor in 2000, and chair of Laguna Niguel’s Investment and Banking Committee. Previously, Ms. Walters was an investment executive at Drexel Burnham Lambert and, subsequently, Kidder, Peabody & Co. from 1988 to 1995. Currently, Ms. Walters is the Chief Commercial Officer for Leading Edge Power Solutions, LLC since November 2019. In addition, she serves on the Board of Directors of Eos Energy Enterprises, Inc. (NASDAQ: EOSE) since November 2020, and Pacific Specialty Insurance Company since January 2025. Ms. Walters earned a Bachelor of Arts in political science from the University of California, Los Angeles. Ms. Walters extensive political and financial experience provides an important resource to the Board.

Executive Officers

Executive officers are elected by our Board and serve at its discretion. There are no family relationships between any director or executive officer and any other directors or executive officers. Set forth below is information regarding our executive officers as of September 18, 2025.

Name	Position	Age
Bryant R. Riley	Chairman and Co-Chief Executive Officer	58
Thomas J. Kelleher	Co-Chief Executive Officer	57
Scott Yessner	Executive Vice President and Chief Financial Officer	55
Alan N. Forman	Executive Vice President, General Counsel and Secretary	64
Howard Weitzman	Senior Vice President, Chief Accounting Officer	63
Bryant Riley and Thomas Kelleher’s biographical information is included above with those of the other members of our Board.

Scott Yessner has served as our Executive Vice President and Chief Financial Officer since June 2025 and has previously served as Chief Financial Officer of Funko, Inc, from 2022 to 2023. Prior to that role, Mr. Yessner served as Chief Financial Officer of California Expanded Metal Products Company (CEMCO), from 2020 to 2022, and as Chief Financial Officer of Universal Technical Institute from 2018 to 2019. Mr. Yessner received a B.A in Economics from the University of California, Los Angeles and is a CPA licensed in California.

Alan N. Forman has served as our Executive Vice President, General Counsel and Secretary since May 2015. Prior to joining us, Mr. Forman served as Senior Vice President and General Counsel of STR Holdings, Inc. from April 2012 until May 2015, and as Vice President and General Counsel from May 2010 to April 2012. Mr. Forman was also a partner at Brown Rudnick LLP from May 1998 to May 2010. Mr. Forman brings extensive experience in corporate and securities law including intellectual property, licensing agreements, financing transactions, corporate governance, and M&A. Mr. Forman holds a B.A. in Economics from Emory University and a J.D. from the George Washington University Law School.

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

Corporate Governance

Environmental, Social and Governance (“ESG”)

The Company recognizes the increasing importance of ESG initiatives with respect to all stakeholders. In 2021, the Company formed a management committee to assess our ESG and diversity efforts, to develop and execute our strategies, and to track our progress in this endeavor. We strive to expand our efforts in attracting talent from diverse cultural backgrounds to support the expansion of racial and gender diversity, equity, and inclusion within the industries in which we operate. We participate in targeted job fairs and events to seek out diverse talent recruits. We partner with a nonprofit foundation whose mission is to develop industry education programs that support developing diverse leaders as they prepare to embark upon their careers.

Meetings and Committees of the Board

Our Board is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board and the committees of the Board. Regular communications between our directors and management also occur apart from meetings of the Board and committees of the Board.

Meeting Attendance

Our Board normally meets quarterly but may hold additional meetings as required. During fiscal year 2024, the Board held three regularly scheduled meetings, and 38 additional meetings. Each of our directors attended at least 75% of the total number of Board meetings and committee meetings of the Board on which he/she served. We do not have a policy requiring that directors attend our annual meeting of stockholders. A majority of our directors attended our 2024 annual meeting of stockholders.

Committees of the Board of Directors

Our Board currently has three standing committees to facilitate and assist the Board in the execution of its responsibilities: the Audit Committee, the Compensation Committee, and the ESG Committee.

Audit Committee

Our Audit Committee is composed of Randall E. Paulson (Chairperson), Renée E. LaBran, and Robert D’Agostino. Our Board has affirmatively determined that each member of the Audit Committee during 2024 was, and each current member is, independent under NASDAQ Marketplace Rule 5605(a)(2), and meets all other qualifications under NASDAQ Marketplace Rule 5605(c) and the applicable rules of the SEC. Our Board has also affirmatively determined that Randall E. Paulson qualifies as an “audit committee financial expert” as such term is defined in Regulation S-K under the Securities Act of 1933. During 2024, the Audit Committee held two regularly scheduled meetings, and 28 additional meetings. The Audit Committee acts pursuant to a written charter, which is available for review on our website at http://ir.brileyfin.com/governance. The responsibilities of the Audit Committee include overseeing, reviewing, and evaluating our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is also responsible for the appointment, compensation, retention, and as necessary, the termination of our independent auditors.

Compensation Committee

Our Compensation Committee is composed of Robert D’Agostino (Chairperson), Robert L. Antin and Michael J. Sheldon. The Board has affirmatively determined that each member of the Compensation Committee during 2024 was, and each current member is, independent as such term is defined under NASDAQ Marketplace Rule 5605(a)(2) and the applicable rules of the SEC. During 2024, the Compensation Committee held four regularly scheduled meetings, and two additional meetings. The Board has adopted a charter for the Compensation Committee (the “Compensation Committee Charter”), which is available for review on our website at http://ir.brileyfin.com/governance. The Compensation Committee reviews and makes recommendations to the Board concerning the compensation and benefits of our executive officers, including the Co-Chief Executive Officers, and directors, oversees the administration of our stock incentive and employee benefits plans and reviews general policies relating to compensation and benefits.

ESG Committee

Our ESG Committee is composed of Mimi K. Walters (Chairperson), Robert L. Antin and Renée E. LaBran. The Board has affirmatively determined that each member of the ESG Committee during 2024 was, and each current member is, independent as such term is defined under NASDAQ Marketplace Rule 5605(a)(2). The ESG Committee evaluates and recommends to the Board nominees for each election of directors. During 2024, the ESG Committee held three regularly scheduled meetings. The Board has adopted a charter for the ESG Committee (the “ESG Committee Charter”), and a copy of that charter is available for review on our website at http://ir.brileyfin.com/governance. The responsibilities of the ESG

Committee include making recommendations to the Board with respect to the nominations or elections of directors and providing oversight of our corporate governance policies and practices.

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

Changes in Stockholder Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the ESG Committee as potential nominees for director since such procedures were last described in our annual proxy statement filed with the SEC on May 10, 2024.

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

The Board has determined that its current structure, with a combined Chairman and Co-Chief Executive Officer and independent directors as members of each Board committee, is in the best interests of our Company and our stockholders. The Board believes that combining the Chairman and Co-Chief Executive Officer positions is currently the most effective leadership structure for our Company given Mr. Riley’s in-depth knowledge of many of the businesses and industries in which we operate, his ability to formulate and implement strategic initiatives, and his extensive contact with and knowledge of certain of our customers. In addition, as a member of our Board of Directors since 2009, Chairman of B. Riley & Co., LLC since founding the stock brokerage firm in 1997 and Chief Executive Officer of B. Riley & Co., LLC from 1997 to 2006, Mr. Riley provides important continuity in the operation of our business and its oversight by our Board. His knowledge and experience, as well as his role as our Co-Chief Executive Officer, position him to elevate the most critical business issues for consideration by our independent directors.

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

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or has been an officer or employee of the Company. No member of our Compensation Committee or our Board is or has been in 2024 an executive officer of another entity at which one of our executive officers serves or has in 2024 served on either the board of directors or the Compensation Committee. For information about related person transactions involving members of our Compensation Committee, see “Certain Relationships and Related Transactions.”

Board Role in Risk Management

The Board as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant Board committees. These committees then provide reports to the full Board. The oversight responsibility of the Board and its committees is enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment, and management of critical risks and management’s risk mitigation strategies. These areas of focus include strategic, operational, cybersecurity, financial and reporting, succession and compensation, and other risks. The Board and its committees oversee risks associated with their respective areas of responsibility, as summarized below. Each committee meets in executive session with key management personnel and representatives of outside advisors as required.

Board/Committee	Primary Areas of Risk Oversight
Full Board	Risks and exposures associated with our business strategy and other current matters that may present material risk to our financial performance, operations, prospects, or reputation.
Audit Committee	Overall risk management profile and policies with respect to risk assessment and risk management, cybersecurity, material pending legal proceedings involving the Company, other contingent liabilities, as well as other risks and exposures that may have a material impact on our financial statements.
Compensation Committee	Risks and exposures associated with management succession planning and executive compensation programs and arrangements, including incentive plans.
ESG Committee	Risks and exposures associated with director succession planning, corporate governance, and overall board effectiveness.

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis provides information regarding our overall compensation philosophy and objectives and the elements of compensation paid to our named executive officers in 2024.

Our named executive officers for 2024, determined in accordance with SEC rules, are:

•Bryant R. Riley, Chairman and Co-Chief Executive Officer
•Thomas J. Kelleher, Co-Chief Executive Officer
•Phillip J. Ahn, Chief Financial Officer and Chief Operating Officer(1)
•Kenneth Young, President(2)
•Andrew Moore, Chief Executive Officer of B. Riley Securities, Inc.(3)
•Alan N. Forman, Executive Vice President, General Counsel and Secretary
(1) Mr. Ahn resigned effective as of June 3, 2025. On June 3, 2025, Mr. Scott Yessner joined the Company as Executive Vice President and Chief Financial Officer.
(2) Mr. Young resigned effective as of September 20, 2024.
(3) Mr. Moore was not re-appointed as an executive officer of the Company, but continues to serve as the Co-Chief Executive Officer of B. Riley Securities, Inc. effective as of September 18, 2025.

Executive Summary

2024 Compensation Philosophy

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

The Compensation Committee of the Board (the “Compensation Committee”) has responsibility for overseeing our compensation philosophy. The Compensation Committee has the primary authority to determine and recommend to the Board for final approval the compensation of our named executive officers.

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

Principles and Objectives of Our Compensation Program

The Compensation Committee has discretionary authority over the compensation of our named executive officers. In developing a compensation program for our named executive officers, the Compensation Committee’s goal is to link compensation decisions to both corporate and individual performance, with a focus on rewarding the achievement of financial results, as well as rewarding the individual performance and accomplishments of our named executive officers in light of their respective duties and responsibilities, the impact of their actions on our strategic initiatives, and their overall contribution to the culture, strategic direction, stability and performance of our Company. Our Co-Chief Executive Officers recommend to the Compensation Committee the amount and form of compensation for each of our named executive officers other than themselves, and the amount and form of compensation for our Co-Chief Executive Officers are initially developed by the Chairman of the Compensation Committee with input from the committee’s independent compensation consultant, as necessary, and are then reviewed and approved by the Compensation Committee. Our Compensation Committee retains the discretion to compensate and reward our named executive officers based on a variety of other factors, including subjective or qualitative factors.

Principles

Our compensation program for our named executive officers is designed to attract, retain, and motivate executives and professionals of the highest quality and effectiveness while aligning their interests with the long-term interests of our stockholders. The following five “Principles of Compensation” summarize key categories that our Board, the Compensation Committee, and our management team believe are critical to recognize:

•Company Performance — All compensation decisions are made within the context of overall Company performance. We evaluate Company performance primarily from a financial perspective, but also from a strategic perspective.
•Alignment — We believe that the interests of our employees and stockholders should be aligned. Compensation directly reflects both the annual and longer-term performance of the business.
•Risk Management — Compensation practices and decisions are designed to neither encourage nor reward excessive or inappropriate risk taking.
•Employee Contribution — An individual’s compensation, evaluated within the context of overall Company results, is determined by the individual’s contribution to the business. We consider both financial and non-financial factors. In determining individual compensation, teamwork and unselfish behavior are recognized and appropriately rewarded.
•Quality and Retention of Staff — Total compensation levels are calibrated to the market such that we remain competitive for attracting, motivating, and retaining the very best people in light of our business strategy. We seek to maximize the value of an executive’s compensation through both appropriate pay design and effective communication of pay programs. Compensation is structured to encourage long-term service and loyalty.

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

Role of Independent Compensation Consultant

In 2024, the Compensation Committee retained Mercer LLC, an independent consulting firm, to assist the Compensation Committee in fulfilling its duties in setting compensation for our Co-Chief Executive Officers and other named executive officers. Mercer was engaged by and is reporting solely to the Compensation Committee, and the Compensation Committee has the sole authority to approve the terms of the engagement. Mercer did not provide any services to the Company in Fiscal 2024 other than executive compensation consulting services provided to the Compensation Committee. Before engaging Mercer, the Compensation Committee determined that Mercer is independent, after taking into account the factors set forth in Rule 10C-1 of the Exchange Act and NASDAQ Marketplace Rule 5605(d)(3). Mercer identified a group of public peer companies to benchmark compensation for our Co-Chief Executive Officers and other named executive officers against peer company Chief Executive Officers and market survey data. Mercer’s analysis considered: (i) base salary; (ii) annual incentive compensation; (iii) total cash compensation; (iv) long-term incentive compensation; and (v) total direct compensation.

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

Elements of 2024 Compensation

This section describes the various elements of our compensation program for our named executive officers in 2024, summarized in the table below, and the Compensation Committee’s rationale for including the items in our compensation program. As detailed below, the primary elements of our compensation program during 2024 consisted of base salary, discretionary bonuses, or “at risk,” compensation opportunities, and long-term equity incentive compensation. We also provided benefit programs that apply to all employees. The elements of our executive compensation program are summarized as follows:

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

Base salaries for all of our named executive officers remained unchanged in 2024.

B. Riley Financial, Inc. Annual Incentive Plan

The Compensation Committee believes performance-based cash compensation is important to focus B. Riley’s executives on, and reward B. Riley’s executives for, achieving key objectives. In furtherance of this, in July 2021, the Compensation Committee approved an annual incentive compensation discretionary bonus plan for our named executive officers, which remained in place for Fiscal 2024. The purpose of the B. Riley discretionary bonus plan is to increase stockholder value and the success of B. Riley by motivating key employees, including B. Riley’s named executive officers, to perform to the best of their abilities and to achieve B. Riley’s objectives. No specific target levels of performance are set by the Compensation Committee to determine the annual incentive compensation of our named executive officers. Instead, the Compensation Committee determines the amount of each named executive officer’s annual incentive compensation based on the Compensation Committee’s subjective assessment of the Company (and in some cases, of a particular business unit) and individual performance relative to the qualitative and quantitative performance indicators used by the Compensation Committee to evaluate performance.

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

In March 2024, the Compensation Committee granted time-based restricted stock units ("RSUs") under the 2021 Plan to our named executive officers as a component of their annual compensation for the fiscal year ended December 31, 2024, as further described below in the “Executive Compensation-2024 Summary Compensation Table” and “2024 Grants of Plan-Based Awards.” The RSUs vest ratably over a three-year period beginning on March 15, 2025, subject to the named executive officer’s continued employment with our Company. The Compensation Committee believes that these awards appropriately align the interests of our named executive officers with those of our stockholders and retain, motivate, and reward such executives.

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

Anti-Hedging or Pledging Policy

Our insider trading policy prohibits any covered person, including directors, executive officers, and certain other employees, as well as certain immediate family members and entities over which such person exercises control, from entering into the following prohibited transactions with respect to Company securities, unless advance approval is obtained from the Company’s chief compliance officer:

•Short sales. Covered persons may not sell the Company’s securities short;
•Options trading. Covered persons may not buy or sell puts or calls or other derivative securities on the Company’s securities;
•Trading on margin or pledging. Covered persons may not hold Company securities in a margin account or pledge Company securities as collateral for a loan; and
•Hedging. Covered persons may not enter into hedging or monetization transactions or similar arrangements with respect to Company securities.
•Pledging. Covered persons may not hypothecate or otherwise encumber shares of the Company’s common stock or other equity securities as collateral for indebtedness. This prohibition includes, but is not limited to, holding shares in a margin account.
The Company also requires all directors, executive officers, and certain other persons to refrain from trading without first pre-clearing all transactions in the Company’s securities.

Practices Related to the Grant of Certain Equity Awards

The Company did not grant any stock options, stock appreciation rights or similar option-like instruments during Fiscal 2024. Accordingly, in 2024 the Company did not have any specific policy or practice on the timing of the grant of such options or option-like instruments relative to the Company’s disclosure of material nonpublic information.

Insider Trading Arrangements and Policies

The Company has adopted an insider trading policy governing the purchase, sale and/or other disposition of our securities by our directors and officers, our employees and other covered persons, as well as by the Company, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the NASDAQ listing standards. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Employment Agreements

Amended and Restated Employment Agreements

The Company is party to employment agreements with each of the named executive officers, which agreements were amended and restated on April 11, 2023. Mr. Ahn resigned from the Company, effective as of June 3, 2025, and Mr. Young resigned from the Company, effective as of September 20, 2024, and each such named executive officer’s employment agreement is no longer in effect.

The material terms of the amended and restated employment agreements for each such executive are as follows:

•An initial term of two years with automatic one year renewals unless either party notified the other party of non-renewal at least 90 days prior to the end of the then-current term.
•An annual base salary, subject to review and adjustment on an annual basis, in the amounts of: $700,000 per year for Mr. Riley and Mr. Kelleher, $450,000 per year for Mr. Ahn, $550,000 per year for Mr. Young, $550,000 per year for Mr. Moore and $450,000 per year for Mr. Forman.
•Eligibility for annual performance bonuses based on individual performance and/or Company performance in an amount determined by the Company in its sole discretion, to be paid in cash less applicable withholdings no later than March 15th of the following calendar year subject to the executive’s continued employment through the payment date.
•Eligibility for each fiscal year to receive an annual long-term incentive award under our equity incentive plan with a value determined by the Company in its sole discretion. Each such award will be subject to approval of the Compensation Committee and vest annually over a three-year period.
•Notwithstanding the terms of any existing agreement or plan, all outstanding unvested stock options, RSUs, stock appreciation rights and other unvested equity linked awards granted to such individual during the term of such individual’s employment agreement shall become fully vested upon a Change of Control (as defined in the 2021 Plan) and exercisable for the remainder of their full term.

•Participation in benefit plans for our executives, reimbursement for all reasonable and necessary out-of-pocket expenses incurred by such executive in the performance of such executive’s respective duties and vacation in accordance with our policies.
•A requirement for each party to give twenty (20) days prior written notice to terminate such individual’s employment.
•If such executive is terminated with Cause (as defined in the employment agreements) or resigns without Good Reason (as defined in the employment agreements), such individual receives such individual’s base salary and accrued unused leave through termination.
•If such executive is terminated without Cause, for death or for Disability (as defined in the employment agreements) or resigns for Good Reason, such executive receives, subject to the execution of a general release, a severance payment payable in one lump sum within 60 days of termination in an amount equal to the four (4) times such individual’s base salary for Mr. Riley and Mr. Kelleher, and two (2) times such individual’s base salary for Messrs. Ahn, Young, Moore and Forman. In such circumstances, such individual shall also be eligible for reimbursement for the monthly COBRA premium paid by such executive for himself (and his dependents, if applicable), for a period ending upon the earliest of the twelve (12) month anniversary of such termination and the date on which such executive becomes eligible to receive substantially similar coverage from another employer.
•Restrictive covenants, including non-competition and client non-solicitation covenants that apply while the executive is employed by the Company, an employee non-solicitation covenant that applies while the executive is employed by the Company and for one year thereafter and perpetual confidentiality and non-disparagement covenants.

Appointment of EVP and CFO - Employment & Stock Option Agreement

Scott Yessner was appointed to serve as Executive Vice President and Chief Financial Officer of the Company, effective June 3, 2025 (the “Commencement Date”).

The material terms of the employment agreement for Mr. Yessner are as follows:

•An initial term of one year, which term shall automatically renew for additional one year term, unless either party notifies the other of non-renewal at least 90 days prior to the end the then-current term.
•An annual base salary, subject to review and adjustment on an annual basis, in the amount of $600,000 per year.
•A signing bonus equal to a total of one million dollars ($1,000,000), one quarter of which shall be paid within ten (10) days following each of (i) the date on which the Company files its Annual Report on Form 10-K for the year ending December 31, 2024 with the Securities & Exchange Commission (the “SEC”), (ii) the date on which the Company files its Quarterly Report on Form 10-Q for the quarter ending June 30, 2025 with the SEC, (iii) the date on which the Company timely files its Quarterly Report on Form 10-Q for the quarter ending September 30, 2025, and (iv) the date on which the Company timely files its Annual Report on Form 10-K for the year ending December 31, 2025. The Executive shall also be paid additional bonuses each equal to one hundred thousand dollars ($100,000) (x) within ten days following the date on which the Company timely files its Quarterly Report on Form 10-Q for the quarter ending June 30, 2025, and (y) upon the Company realizing an aggregate expense reduction of at least $7,500,000 by no later than December 31, 2025. Such bonus payments will be paid in cash by the Company in full, less applicable tax and other authorized withholdings.
•Eligibility to earn a discretionary annual performance bonus based upon his performance and/or the Company’s performance in an amount determined by the Company in its sole discretion; provided however, that the target Annual Bonus shall be one million dollars ($1,000,000) and not less than six hundred thousand dollars ($600,000) nor more than one million two hundred thousand dollars ($1,200,000). Any such annual performance bonus will be paid in cash by the Company in full, less applicable tax and other authorized withholdings, by no later than March 15th of the calendar year following the calendar year in which the services were rendered, subject to continued employment through the payment date.
•Promptly following the Commencement Date, a grant of options to purchase a total of three hundred thousand (300,000) shares of common stock (i) 100,000 of which are exercisable at $7 per share, (ii) 100,000 of which are exercisable at $10 per share, and (iii) 100,000 of which are exercisable at $12.50 per share. The options will vest ratably over three years, subject to continued employment with the Company through each such date.
•Promptly following the Commencement Date, one hundred thousand (100,000) unregistered shares of Common Stock.
•Eligibility each fiscal year, beginning with fiscal year ending December 31, 2026, to receive an annual long-term incentive award under our equity incentive plan with a value determined by the Company in its sole discretion. Each such award will be subject to approval of the Compensation Committee and vest annually over a three-year period.
•Notwithstanding the terms of any existing agreement or plan, all outstanding unvested stock options, RSUs, stock appreciation rights and other unvested equity linked awards granted during the term of Mr. Yessner’s employment agreement shall become fully vested upon a Change of Control (as defined in the 2021 Plan) and exercisable for the remainder of their full term.
•Participation in benefit plans for our executives, reimbursement for all reasonable and necessary out-of-pocket expenses incurred by such executive in the performance of such executive’s respective duties and vacation in accordance with our policies.
•A requirement for each party to give twenty (20) days prior written notice to terminate such individual’s employment.
•If Mr. Yessner is terminated with Cause (as defined in the employment agreement) or resigns without Good Reason (as defined in the employment agreement), he shall be paid his base salary and accrued unused leave, if any, owed through the termination date.

•If Mr. Yessner is terminated without Cause, for Death or for Disability (as defined in the employment agreement) or resigns for Good Reason, he shall receive, subject to the execution of a general release, a severance payment payable in one lump sum within 60 days of termination in an amount equal to two times his base salary. In such circumstances, he shall also be eligible for reimbursement for the monthly COBRA premium paid by such executive for himself (and his dependents, if applicable), for a period ending upon the earliest of the twelve (12) month anniversary of such termination and the date on which he becomes eligible to receive substantially similar coverage from another employer.

•Restrictive covenants, including non-competition and client non-solicitation covenants that apply while the executive is employed by the Company, an employee non-solicitation covenant that applies while the executive is employed by the Company and for one year thereafter and perpetual confidentiality and non-disparagement covenants.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in Part III of this Annual Report on Form 10-K, with our management. Based on this review and discussion, the Compensation Committee has recommended to our board of directors that the Compensation Discussion and Analysis be included herein.

Respectfully submitted,

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
Robert D’Agostino
Robert L. Antin
Michael J. Sheldon

Item 11. EXECUTIVE COMPENSATION

The tables below reflect the compensation of our named executive officers for the fiscal year ended December 31, 2024. See “Compensation Discussion and Analysis” for an explanation of our compensation philosophy and program.

2024 Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during fiscal 2024, 2023 and 2022.(1)

Name and Principal Position	Year	Salary ($)	Bonus (2) ($)	Stock Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (7) ($)	Total ($)
Bryant R. Riley	2024	700,000	—	1,081,780	—	386,843	2,168,623
Chairman and Co-Chief Executive Officer	2023	700,000	—	1,889,256	—	2,974,063	5,563,319
	2022	700,000	—	2,118,490	—	548,758	3,367,248

Thomas J. Kelleher	2024	700,000	—	1,081,780	—	386,843	2,168,623
Co-Chief Executive Officer	2023	700,000	—	1,889,256	—	2,974,063	5,563,319
	2022	700,000	2,800,000	2,118,490	—	548,758	6,167,248

Phillip J. Ahn	2024	450,000	—	540,890	—	203,321	1,194,211
Chief Financial Officer and Chief Operating Officer(4)	2023	450,000	675,000	944,609	—	1,485,871	3,555,480
	2022	450,000	675,000	1,109,676	—	264,968	2,499,644

Kenneth Young	2024	423,077	—	—	—	962,634	1,385,711
President(5)	2023	550,000	—	708,456	—	2,420,493	3,678,949
	2022	550,000	750,000	1,109,676	—	1,168,749	3,578,425

Andrew Moore	2024	550,000	950,000	579,520	—	198,146	2,277,666
Chief Executive Officer, B. Riley Securities, Inc.(6)	2023	550,000	1,100,000	944,609	—	1,663,877	4,258,486
	2022	550,000	1,100,000	1,109,676	—	289,174	3,048,850

Alan N. Forman	2024	450,000	675,000	309,082	—	46,370	1,480,452
Executive Vice President, General Counsel & Secretary	2023	450,000	675,000	283,398	—	611,714	2,020,112
	2022	450,000	675,000	207,309	—	159,475	1,491,784

(1) The table above summarizes the total compensation earned by each of our named executive officers for the fiscal years ended December 31, 2024, 2023, and 2022. Neither Mr. Riley nor Mr. Kelleher, each of whom were directors during all or a portion of the fiscal years ended December 31, 2024, 2023, and 2022, received any compensation for his services as a director.

(2) Bonus amounts in 2024, 2023, and 2022 were discretionary bonuses for named executive officers approved by the Compensation Committee.
(3) Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 of restricted stock units ("RSUs") and performance-based restricted stock units (“PRSUs”) granted during the applicable fiscal year. The assumptions used in the calculations for these amounts are described in Note 20 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2024. For a discussion of the material terms of outstanding RSUs, see the table below entitled “Outstanding Equity Awards at 2024 Fiscal Year-End.”

(4) Mr. Ahn resigned effective as of June 3, 2025.
(5) Mr. Young resigned effective as of September 20, 2024. Mr. Young’s 2024 salary reflects amount actually paid during 2024 through his date of resignation.
(6) Mr. Moore was not re-appointed as an executive officer of the Company, but continues to serve as the Co-Chief Executive Officer of B. Riley Securities, Inc. effective as of September 18, 2025.
(7) The table below shows the components of the All Other Compensation column.

Name	Dividend Rights Paid Upon 2024 Vesting of RSUs (1) ($)	401k Plan Match (2) ($)	Other (3) ($)	Total ($)

Bryant R. Riley	381,668	5,175	—	386,843
Thomas J. Kelleher	381,668	5,175	—	386,843
Phillip J. Ahn	198,146	5,175	—	203,321
Kenneth Young	188,917	5,175	768,542	962,634
Andrew Moore	198,146	—	—	198,146
Alan N. Forman	41,195	5,175	—	46,370

(1) Reflects accrued dividend rights paid upon (i) March 15, 2024 vesting of RSUs originally granted on February 24, 2023 and (ii) May 31, 2024 vesting of RSUs originally granted on May 28, 2021 and May 24, 2022, in each case in accordance with award agreements, as approved by the Compensation Committee.

(2) Reflects the maximum 401(k) employer match for 2024 ($5,175), which was received by each of our NEOs who contributed to the 401(k) in 2024. Our executive officers are eligible for the same 401(k) match program as is available to all employees.

(3) Reflects payments to Mr. Young pursuant to a services agreement between one of our wholly owned subsidiaries and Mr. Young for consulting services to B&W. in the capacity of Chief Executive Officer of B&W, and fees for consulting services rendered to B. Riley in 2024 following the cessation of his employment.

2024 Grants of Plan-Based Awards Table

The following table presents information concerning each grant made to our named executive officers in our fiscal year ended December 31, 2024, under any equity or non-equity incentive plan.

Name	Grant Date	All Other Stock Awards: Number of Units of Stock (1) (#)	Grant Date Fair Value (2) ($)
Bryant R. Riley	3/4/2024	83,086	1,081,780
Thomas J. Kelleher	3/4/2024	83,086	1,081,780
Phillip J. Ahn(3)	3/4/2024	41,543	540,890
Kenneth Young(4)		—	—
Andrew Moore(5)	3/4/2024	44,510	579,520
Alan N. Forman	3/4/2024	23,739	309,082

(1)On March 4, 2024, we granted our NEOs RSU awards as a component of their annual compensation for the fiscal year ended December 31, 2024. The RSUs vested one-third on March 15, 2025, will vest one-third on March 15, 2026, and one-third on March 15, 2027, subject to continued employment with our Company through each vesting date. Each RSU represents the right to receive one share of our common stock.

(2) Represents the grant date fair value, which has been computed in accordance with FASB ASC Topic 718.
(3) Mr. Ahn resigned effective as of June 3, 2025.
(4) Mr. Young resigned effective as of September 20, 2024.
(5) Mr. Moore was not re-appointed as an executive officer of the Company, but continues to serve as the Co-Chief Executive Officer of B. Riley Securities, Inc. effective as of September 18, 2025.

2024 Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning outstanding equity awards held by our named executive officers as of December 31, 2024.

Name	Number of Units of Stock That Have Not Vested (1) (#)	Market Value of Units of Stock That Have Not Vested (2) ($)

Bryant R. Riley (3)	129,932	596,388
Thomas J. Kelleher (4)	129,932	596,388
Phillip J. Ahn (5)	65,300	299,727
Kenneth Young (6)	19,655	90,216
Andrew Moore (7)	68,267	313,346
Alan N. Forman (8)	30,034	137,856
(1) Represents awards of RSUs granted under the 2021 Plan.
(2) The market value of awards of RSUs that have not yet vested is based on the number of unvested RSUs as of December 31, 2024, multiplied by the closing sale price of our common shares on December 31, 2024 ($4.59 per share).

(3)Unvested RSUs held by Mr. Riley at December 31, 2024, vest as follows: Subject to continued employment with our Company, 44,109 RSUs vested in full on March 15, 2025, 44,101 RSUs will vest in full on March 15, 2026 and 27,692 RSUs will vest in full on March 15, 2027. Additionally, 14,030 RSUs vested in full on June 2, 2025.

(4)Unvested RSUs held by Mr. Kelleher at December 31, 2024, vest as follows: Subject to continued employment with our Company, 44,109 RSUs vested in full on March 15, 2025, 44,101 RSUs will vest in full on March 15, 2026 and 27,692 RSUs will vest in full on March 15, 2027. Additionally, 14,030 RSUs vested in full on June 2, 2025.

(5)Unvested RSUs held by Mr. Ahn at December 31, 2024, vest as follows: Subject to continued employment with our Company, 22,055 RSUs vested in full on March 15, 2025, 22,050 RSUs will vest in full on March 15, 2026 and 13,846 RSUs will vest in full on March 15, 2027. Additionally, 7,349 RSUs vested in full on June 2, 2025. Mr. Ahn resigned effective as of June 3, 2025. All of Mr. Ahn’s unvested equity awards were forfeited upon such resignation.

(6)Unvested RSUs held by Mr. Young at December 31, 2024 vest as follows: Subject to continued employment with our Company, 6,153 RSUs vested in full on March 15, 2025 and 6,153 RSUs will vest in full on March 15, 2026. Additionally, 7,349 RSUs vested in full on June 2, 2025. Mr. Young resigned effective as of September 20, 2024. Mr. Young’s RSUs will continue to vest following such resignation, subject to continued service to the Company in a consultant role.

(7)Unvested RSUs held by Mr. Moore at December 31, 2024 vest as follows: Subject to continued employment with our Company, 23,044 RSUs vested in full on March 15, 2025, 23,039 RSUs will vest in full on March 15, 2026 and 14,835 RSUs will vest in full on March 15, 2027. Additionally, 7,349 RSUs vested in full on June 2, 2025. Mr. Moore was not re-appointed as an executive officer of the Company, but continues to serve as the Co-Chief Executive Officer of B. Riley Securities, Inc. effective as of September 18, 2025.

(8)Unvested RSUs held by Mr. Forman at December 31, 2024 vest as follows: Subject to continued employment with our Company, 10,376 RSUs vested in full on March 15, 2025, 10,373 RSUs will vest in full on March 15, 2026 and 7,912 RSUs will vest in full on March 15, 2027. Additionally, 1,373 RSUs vested in full on June 2, 2025.

2024 Stock Vested

The following table provides information on the value realized by each of our named executive officers as a result of the vesting of RSUs during the fiscal year ended December 31, 2024.

Name	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting ($)
Bryant R. Riley	44,414	982,946
Thomas J. Kelleher	44,414	982,946
Phillip J. Ahn(2)	22,872	507,975
Kenneth Young(3)	20,821	471,960
Andrew Moore(4)	22,872	507,975
Alan N. Forman	5,202	111,212

(1)RSUs of Messrs. Riley, Kelleher, Ahn, Young, Moore and Forman vested on March 15, 2024 as follows: 16,409, 16,409, 8,204, 6,153, 8,204, and 2,462 respectively. The closing price of our common stock on the prior trading date was $17.56 in accordance with the 2021 Plan definition of Fair Market Value (FMV). RSUs of Messrs. Riley, Kelleher, Ahn, Young, Moore and Forman vested on May 31, 2024 as follows: 28,005, 28,005, 14,668, 14,668, 14,668, and 2,740 respectively. The closing price of our common stock on the prior trading date was $24.81.

(2) Mr. Ahn resigned effective as of June 3, 2025.
(3) Mr. Young resigned effective as of September 20, 2024.
(4) Mr. Moore was not re-appointed as an executive officer of the Company, but continues to serve as the Co-Chief Executive Officer of B. Riley Securities, Inc. effective as of September 18, 2025.

Potential Payments Upon Termination or Change in Control

Each of our named executive officers is party to an employment agreement with the Company, the material terms of which are discussed above under “Compensation Discussion and Analysis — Employment Agreements.” Each of the employment agreements provides for a severance payment equal to four (4) times such individual’s base salary for Mr. Riley and Mr. Kelleher, and two (2) times such individual’s base salary for Messrs. Ahn, Young, Moore and Forman. The employment agreements also provide for reimbursement of a portion of the executive’s COBRA premiums for up to twelve months following a qualifying termination. Qualifying terminations include (i) termination without Cause by the Company, (ii) termination due to death or disability and (iii) resignation for Good Reason, as such terms are defined therein. In addition, the employment agreements provide that all outstanding and unvested equity-based awards, including PRSUs, become fully vested upon a change of control.

The tables below provide information about the payments and other benefits to which each of our named executive officers would be entitled upon a certain terminations of employment or in the event of a change in control. The tables below show, for each named executive officer, our estimates of potential cash payments and other benefits that would have been paid to the NEO assuming that (i) a qualifying termination or change in control was effected as of December 31, 2024, and (ii) the market value of RSUs that were unvested as of December 31, 2024 was $4.59 per share, which was the closing price of Company common stock on December 31, 2024. The tables below also assume that all salary amounts earned by each NEO through the date of termination or change in control had already been paid. As a result, all amounts in these tables are only estimates, and the actual amounts that would be paid can only be determined at the time of the event triggering the payments.

Payments Due Upon Termination Without Cause, for Death or Disability, or Resignation for Good Reason

Name	Cash Payment (1) ($)	Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (3) ($)	Benefits (4) ($)	Total ($)
Bryant R. Riley	2,800,000	596,388	—	262,290	37,441	3,696,119
Thomas J. Kelleher	2,800,000	596,388	—	262,290	37,441	3,696,119
Phillip J. Ahn(5)	900,000	299,727	—	133,483	22,981	1,356,191
Kenneth Young(6)	—	—	—	—	—	—
Andrew Moore(7)	1,100,000	313,346	—	133,483	35,069	1,581,898
Alan N. Forman	900,000	137,856	—	34,221	—	1,072,077

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
(3) Upon vesting of RSUs, accrued dividend rights, equivalent to dividends declared and paid per share of common stock from June 1, 2022 through December 31, 2024, are paid for RSUs awarded in 2022 and 2023 in accordance with award agreements.

(4) According to the terms of their employment agreements, executives shall be reimbursed the difference between the cost of health insurance coverage under COBRA and premiums paid by similarly situated employees for 12 months, or until the executive becomes eligible to receive substantially similar coverage from another employer.

(5) Mr. Ahn resigned effective as of June 3, 2025 and did not receive any severance payments or benefits in connection with such resignation.
(6) Mr. Young resigned effective as of September 20, 2024 and did not receive any severance payments or benefits in connection with such resignation.
(7) Mr. Moore was not re-appointed as an executive officer of the Company, but continues to serve as the Co-Chief Executive Officer of B. Riley Securities, Inc. effective as of September 18, 2025.

Payments Due Upon Termination With Cause or Resignation Without Good Reason(1)

Name	Cash Payment ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation (1) ($)	All Other Compensation ($)	Benefits ($)	Total ($)
Bryant R. Riley	—	—	—	—	—	—
Thomas J. Kelleher	—	—	—	—	—	—
Phillip J. Ahn (2)	—	—	—	—	—	—
Kenneth Young(3)	—	—	—	—	—	—
Andrew Moore(4)	—	—	—	—	—	—
Alan N. Forman	—	—	—	—	—	—

(1) In the event an executive is terminated by the Company with Cause or resigns without Good Reason, the executive shall only be paid his base salary through the effective of termination.
(2) Mr. Ahn resigned effective as of June 3, 2025 and did not receive any severance payments or benefits in connection with such resignation.
(3) Mr. Young resigned effective as of September 20, 2024 and did not receive any severance payments or benefits in connection with such resignation.
(4) Mr. Moore was not re-appointed as an executive officer of the Company, but continues to serve as the Co-Chief Executive Officer of B. Riley Securities, Inc. effective as of September 18, 2025.

Payments Due Upon Change in Control

Name	Cash Payment ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation (1) ($)	All Other Compensation(2) ($)	Benefits ($)	Total ($)
Bryant R. Riley	—	596,388	—	262,290	—	858,678
Thomas J. Kelleher	—	596,388	—	262,290	—	858,678
Phillip J. Ahn(3)	—	299,727	—	133,483	—	433,210
Kenneth Young(4)	—	90,216	—	112,973	—	203,189
Andrew Moore(5)	—	313,346	—	133,483	—	446,829
Alan N. Forman	—	137,856	—	34,221	—	172,077

(1) In accordance with executive employment agreements and RSU award agreements, unvested RSUs will vest upon Change in Control.
(2) Upon vesting of RSUs upon a Change in Control, accrued dividend rights, equivalent to dividends declared and paid per share of common stock from June 1, 2022 through December 31, 2024, are paid for RSUs awarded in 2022 and 2023 in accordance with award agreements.

(3) Mr. Ahn resigned effective as of June 3, 2025.
(4) Mr. Young resigned effective as of September 20, 2024.
(5) Mr. Moore was not re-appointed as an executive officer of the Company, but continues to serve as the Co-Chief Executive Officer of B. Riley Securities, Inc. effective as of September 18, 2025.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing disclosure regarding the ratio of annual total compensation of Mr. Riley and Mr. Kelleher, our Co-CEOs, to that of our median employee. Our median employee earned $89,019 in total compensation for 2024. Based upon the total 2024 compensation reported for each of Mr. Riley and Mr. Kelleher of $2,168,622, as reported under each CEO’s “Total” in the Summary Compensation Table, our ratio of Co-CEO pay to median employee pay was 24:1. Our median employee is employed in our B. Riley Wealth Management subsidiary.

Calculation Methodology

To identify our median employee, we identified our total employee population worldwide as of December 31, 2024, excluding our Co-CEOs, in accordance with SEC rules. On December 31, 2024, 81% of our employee population was located in the U.S., with 19% in non-U.S. locations.

We collected full-year 2024 actual gross earnings data for the December 31, 2024 employee population, including cash-based compensation and equity-based compensation that was realized in 2024, relying on our internal payroll records. Compensation was annualized on a straight-line basis for non-temporary new hire employees who did not work with our Company for the full calendar year.

Once we determined the median employee, we calculated total compensation for the median employee in the same manner in which we determine the compensation shown for our named executive officers in the Summary Compensation Table, in accordance with SEC rules.

Equity Compensation Plan Information

The 2021 Plan, and 2018 Employee Stock Purchase Plan (the “ESPP”)

Information about the 2021 Plan and the ESPP at December 31, 2024 was as follows:

Plan Category	Number Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders:	1,412,305(1)	—	2,382,529(3)

Total	1,412,305(1)	—	2,382,529(3)

(1)Includes unvested RSU awards granted under the 2021 Plan.
(2)RSU awards listed in column (a) have no associated exercise price.
(3)Includes 2,145,580 shares remaining available for future issuance under the 2021 Plan and 236,949 shares remaining available for issuance under our ESPP.

For more information on our equity compensation plans, see Notes 20 and 21 to the Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Since June 30, 2020, each of our non-employee directors has received annual fees of $75,000 in cash, payable in quarterly installments, and $75,000 in equity in the form of RSUs granted under the 2021 Plan. In 2024, the Compensation Committee approved the granting of such RSUs promptly following the date on which they may be permissibly granted. The RSUs are subject to vesting and will be treated as vested on June 21, 2025, subject to continued service on the Board through such vesting date. In addition, for grants awarded from 2020 through 2023, each of our non-employee directors had the right to receive promptly following the vesting date an amount equal to the product of (i) the number of RSUs vested on such date, multiplied by (ii) the total dividends declared and paid per share of common stock since the date of award. Such vesting is subject to full acceleration in the event of certain change in control transactions for us.

In addition to the foregoing, the chairpersons of the Audit Committee, the Compensation Committee and the ESG Committee receive annual fees of $15,000, $10,000 and $5,000, respectively, and each of our non-employee directors that is a member of the Audit Committee, Compensation Committee and ESG Committee receive annual fees of $5,000, $2,500 and $2,500, respectively.

On August 20, 2024, the Company established a Special Committee to review the take private proposal presented to the Board by Bryant Riley. The Special Committee was comprised of Tammy Brandt, Renée E. LaBran and Mimi K. Walters, each of whom received an initial payment of $30,323 prorated for August/September, followed by a subsequent monthly fee of $15,000. Effective March 3, 2025, the take private proposal was withdrawn by Mr. Riley and shortly thereafter the Special Committee was disbanded.

From time to time, our non-employee directors may receive additional compensation through equity compensation or otherwise at the discretion of the disinterested directors of the Board for extraordinary service relating to their capacity as members of the Board.

2024 Director Compensation Table

The following table summarizes the total compensation that members of the Board (other than directors who are named executive officers) earned during the fiscal year ended December 31, 2024 for services rendered as members of the Board.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Robert L. Antin	80,000	—	4,993	84,993
Tammy Brandt	135,323	—	4,993	140,316
Robert D’Agostino	90,000	—	4,993	94,993
Renée E. LaBran	142,823	—	4,993	147,816
Randall E. Paulson	90,000	—	4,993	94,993
Michael J. Sheldon	77,500	—	4,993	82,493
Mimi K. Walters	140,323	—	4,993	145,316

(1)Bryant R. Riley, a member of the Board, our Chairman and Co-Chief Executive Officer, and Thomas J. Kelleher, a member of the Board and our Co-Chief Executive Officer are not included in this table because as employees Messrs. Riley and Kelleher received no additional compensation for services as directors for 2024. The compensation received by Messrs. Riley and Kelleher as our employees is shown in the summary compensation table provided above in “Executive Compensation-Summary Compensation Table.”

(2)Non-employee directors did not receive any stock awards in Fiscal 2024. However, RSU awards were approved on August 6, 2024 by the Compensation Committee in the amount of 3,660 RSUs to Robert Antin, Tammy Brandt, Robert D’Agostino, Renée E. LaBran, Randall Paulson, Michael Sheldon, and Mimi Walters for such directors’ annual stock grant of $75,000 as a non-employee director and will be granted promptly following the date on which the RSUs may be permissibly granted under the 2021 Plan. All awards will be treated as vested on June 21, 2025, subject to continued service on the Board through such vesting date. As of December 31, 2024, D’Agostino, Antin, Brandt, LaBran, Paulson, Sheldon, and Walters have no equity awards outstanding.

(3)Reflects accrued dividend rights paid upon May 23, 2024 vesting of RSUs originally granted on May 23, 2023, in accordance with award agreements, as approved by the Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the shares of our common stock as of September 18, 2025, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock (ii) each named executive officer listed in the Summary Compensation Table; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.

	Shares Beneficially Owned(2)
Name or Group of Beneficial Owners(1)	Number	Percent
Directors and Named Executive Officers:
Bryant R. Riley(3)	6,914,063	22.6%
Thomas J. Kelleher(4)	973,409	3.2%
Phillip J. Ahn(5)	249,226	*
Scott Yessner(6)	100,000	*
Kenneth Young(7)	237,156	*
Andrew Moore(8)	286,546	*
Alan N. Forman	123,283	*
Robert L. Antin(9)	295,495	1.0%
Tammy Brandt	6,195	*
Robert D’Agostino	160,570	*
Renée E. LaBran	6,734	*
Randall E. Paulson	318,979	1.0%
Michael J. Sheldon	56,677	*
Mimi K. Walters	10,262	*

Executive officers and directors as a group (15 persons):	9,787,202	32.0%

(1) Unless otherwise indicated, the business address of each holder is c/o B. Riley Financial, Inc., 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025.
(2) Applicable percentage ownership is based on 30,597,066 shares of our common stock outstanding as of September 18, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and is based on voting and investment power with respect to shares, subject to the applicable community property laws. Shares of our common stock subject to options or other contractual rights currently exercisable, or exercisable within 60 days after September 18, 2025, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Represents 6,714,994 of our common shares beneficially owned by Mr. Riley directly or jointly with his wife; 70,151 of our common shares beneficially owned by Mr. Riley in custodial accounts for his children; and 128,918 of our common shares held of record by the B. Riley and Co., LLC 401(k) Profit Sharing Plan FBO Bryant Riley, which we refer to as the Riley profit sharing plan. Mr. Riley pledged as collateral 4,389,553 shares in favor of Axos Bank, as approved by our Board of Directors on February 27, 2019, and pursuant to the terms of a Credit Agreement and Pledge Agreement each dated as of March 19, 2019. As disclosed on Form 8K and Schedule 13D amendment filed on October 30, 2024, in 2023 Mr. Riley pledged an additional 1,414,571 shares for a total of 5,804,124 shares pledged. The business address of each of Mr. Riley, and the Riley profit-sharing plan is 11100 Santa Monica Boulevard, Suite 800, Los Angeles, California 90025.

(4) Represents 21,188 of our common shares beneficially owned by Mr. Kelleher, 902,288 of our common shares held of record by Mr. Kelleher and M. Meighan Kelleher as trustees for the Kelleher Family Trust, 34,118 of our common shares held by Mr. Kelleher’s self-directed IRA, Thomas John Kelleher IRA, 5,600 of our common shares held with dispositive power for Mary Meighan Kelleher IRA, 3,405 of our common shares held with dispositive power for Lyndsey Kelleher, 3,405 of our common shares held with dispositive power for Kaitlin Kelleher and 3,405 of our common shares held with dispositive power for Mackenna Kelleher.

(5) Mr. Ahn resigned effective as of June 3, 2025.
(6) Mr. Yessner joined the Company on June 3, 2025 as Executive Vice President and Chief Financial Officer.
(7) Mr. Young resigned effective as of September 20, 2024.
(8) Mr. Moore was not re-appointed as an executive officer of the Company, but continues to serve as the Co-Chief Executive Officer of B. Riley Securities, Inc. effective as of September 18, 2025.
(9) Represents 80,495 of our common shares beneficially owned by Mr. Antin, 200,000 shares held of record by Robert L. Antin and Patti Antin as Trustees for the Robert and Patti Antin Living Trust, and 15,000 shares held of record by The Bob and Patti Antin Family Foundation over which Mr. Antin has voting and dispositive power.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, since the beginning of fiscal year 2024, there were no transactions with respect to which we were a participant or currently proposed transactions with respect to which we are to be a participant in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

John Ahn

The Company is party to an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by John Ahn, who is the brother of Phil Ahn, the Company’s former Chief Financial Officer, and Chief Operating Officer. Mr. Ahn resigned effective as of June 3, 2025. Pursuant to this agreement, Whitehawk provided investment advisory services for GACP I, L.P. and GACP II, L.P., limited partnership vehicles which were subsidiaries of the Company. On February 1, 2024, one of the Company’s loans receivable with a principal amount of $4,521,000 was sold to a fund managed by Whitehawk for $4,584,000. During the year ended December 31, 2024, management fees paid for investment advisory services by Whitehawk were $2,272,000. GACP I, L.P. and GACP II, L.P., were wound down in June 2024 and December 2024, respectively.

Charlie Riley

Charlie Riley is the son of Bryant Riley, the Company’s Chairman and Co-Chief Executive Officer, and is employed by the Company’s subsidiary, B. Riley Principal Investments, LLC as an associate. For 2024, the Company paid Charlie Riley total compensation of $246,129 consisting of salary, bonus, and an award of restricted stock units of 1,460 of our common shares, with a grant date fair value of $24,995, calculated in accordance with FASB ASC 718, that vests ratably over three years beginning on March 15, 2025, subject to continued employment.

Babcock & Wilcox

One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2028. Under this agreement, fees for services provided are $750,000 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company. In March 2022, a $1,000,000 performance fee was approved in accordance with the Executive Consulting Agreement. On September 20, 2024, Kenny Young resigned from his position as the President of the Company, the Executive Consulting Agreement with B&W was terminated, and concurrently, entered into a one-year consulting agreement (“the Agreement”) to provide services to the Company, pursuant to which he will be paid an annual fee of $250,000 paid on a monthly basis, subject to deduction of damages, fees and expenses that he owes the Company pursuant to this agreement.

On January 18, 2024, the Company, entered into a guaranty (the “Axos Guaranty”) in favor of (i) Axos Bank, in its capacity as administrative agent (the “Administrative Agent”) for the secured parties under that certain credit agreement, dated as of January 18, 2024, among B&W, the guarantors party thereto, the lenders party thereto and the Administrative Agent (the “B&W Axos Credit Agreement”), and (ii) the secured parties. Subject to the terms and conditions of the Axos Guaranty, the Company has guaranteed certain obligations of B&W (subject to certain limitations) under the B&W Axos Credit Agreement, including the obligation to repay outstanding loans and letters of credit and to pay earned interest, fees costs and expenses of enforcing the Axos Guaranty, provided however, that the Company’s obligations with respect to the principal amount of credit extensions and unreimbursed letter of credit obligations under the B&W Axos Credit Agreement shall not at any time exceed $150,000,000 in the aggregate, which is the maximum potential amount of future payments under the guaranty. In consideration for the agreements and commitments under the Axos Guaranty and pursuant to a separate fee and reimbursement agreement, B&W has agreed to pay the Company a fee equal to 2.00% of the aggregate revolving commitments (as defined in the B&W Axos Credit Agreement) under the B&W Axos Credit Agreement, payable quarterly and, at B&W’s election, in cash in full or 50% in cash and 50% in the form of penny warrants.

During the year ended December 31, 2024, and year-to-date 2025, the Company earned $3,850,000 and $1,500,000 respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities. On June 18, 2025, an amendment was made to the Axos Guaranty whereby the Company's obligations as guarantor were suspended until January 1, 2027.

Randall E. Paulson

We owned a minority equity interest (purchased on March 2, 2021 for $2,400,000) in Dash Medical Holdings, LLC (“Dash”). On June 13, 2024, the Company sold its equity interest in Dash for $2,760,000. This transaction was reviewed and approved by the Audit Committee of B. Riley with Mr. Paulson excluded. Mr. Paulson is a member of the board of directors of Dash and is a Co-Managing member with his partner.

Robert D’Agostino

In September 2023, Q-Mation, Inc. (“Q-Mation”) engaged B. Riley Securities, Inc. to act as exclusive financial advisor in connection with a possible sale or recapitalization transaction. In December 2024, B. Riley Securities, Inc. earned an advisory fee of $2,650,000 for services in connection with the sale of Q-mation. Mr. D’Agostino serves as president of Q-Mation.

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

Director Independence

Our Board has unanimously determined that seven of our directors — Robert Antin, Tammy Brandt, Robert D’Agostino, Renée E. LaBran, Randall Paulson, Michael Sheldon, and Mimi Walters, a majority of the Board — are “independent” directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In addition, based upon such standards, the Board determined that Bryant Riley and Thomas Kelleher are not “independent” because of their service as employees of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and All Other Fees

The following table sets forth the aggregate fees for services provided to us by Marcum for the fiscal years ended December 31, 2024 and 2023:

	Fiscal 2024	Fiscal 2023
Audit Fees(1)	$10,501,500	$8,678,220
Audit-Related Fees(2)	1,278,400	—
Tax Fee	—	—
All Other Fee	—	—
TOTAL	$11,779,900	$8,678,220

(1)Audit Fees consist of audit and various attest services performed by Marcum and include the following for the years ended December 31, 2024 and 2023: (a) reviews of our financial statements for the quarterly periods ended March 31, June 30, and September 30, and (b) the audit of our financial statements for the year ended December 31.
(2) Audit-Related fees in connection with SEC investigation.

Audit Committee Pre-Approval Policy

As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by Marcum during fiscal years 2024 and 2023 were pre-approved by the Audit Committee. The Audit Committee has considered the role of Marcum in providing services to us for the fiscal year ended December 31, 2024 and has concluded that such services are compatible with their independence as our auditors.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements. The Company’s Consolidated Financial Statements required to be filed in the Annual Report on the Form 10-K and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements and the effectiveness of internal control over financial reporting of the Company, are hereby filed as part of this report, beginning on page 134.
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
(c)Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons.
Babcock & Wilcox was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the year ended December 31, 2022. As such, Babcock & Wilcox’s financial statements for its fiscal years ended December 31, 2024, 2023, and 2022 are provided as Exhibit 99.1 to this Form 10-K incorporation by reference to Item 8 and the Financial Statement Schedule – Schedule II - Valuation and Qualifying Accounts included in Item 15 of Babcock & Wilcox Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 31, 2025.
(c) Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015	10-Q	3.1	8/3/2018

3.2	Amended and Restated Bylaws, dated as of November 6, 2014	10-Q	3.6	11/6/2014

3.3	Amendment to Amended and Restated Bylaws of B. Riley Financial, Inc., dated as of April 3, 2019	8-K	3.1	4/9/2019

3.4	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	10/7/2019

3.5	Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock of B. Riley Financial, Inc.	8-K	3.1	9/4/2020

3.6	State of Delaware, B Riley Financial, Series A Certificate of Correction	10-Q	3.1	2/21/2025

3.7	State of Delaware, B Riley Financial, Series B Certificate of Correction	10-Q	3.2	2/21/2025

4.1	Description of Registered Securities	10-K	4.29	5/16/2023

4.2	Form of common stock certificate	10-K	4.1	3/30/2015

4.3	Base Indenture, dated as of May 7, 2019, by and between the registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	5/7/2019

4.4	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (NASDAQ: RILYN)	8-K	4.3	9/23/2019

4.5	Form of 6.50% Senior Note due 2026 (NASDAQ: RILYN) (included in Exhibit 4.4)	8-K	4.3	9/23/2019

4.6	Fourth Supplemental Indenture, dated as of January 25, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYT)	8-K	4.5	1/25/2021

4.7	Form of 6.00% Senior Note due 2028 (NASDAQ: RILYT) (included in Exhibit 4.6)	8-K	4.5	1/25/2021

4.8	Fifth Supplemental Indenture, dated as of March 29, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYK)	8-K	4.6	3/29/2021

4.9	Form of 5.50% Senior Note due 2026 (NASDAQ: RILYK) (included in Exhibit 4.8)	8-K	4.6	3/29/2021

4.10	Sixth Supplemental Indenture, dated as of August 6, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYZ)	8-K	4.7	8/6/2021

4.11	Form of 5.25% Senior Note due 2028 (NASDAQ: RILYZ) (included in Exhibit 4.10)	8-K	4.7	8/6/2021

4.12	Seventh Supplemental Indenture, dated as of December 3, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYG)	8-K	4.8	12/3/2021

4.13	Form of 5.00% Senior Note due 2026 (NASDAQ: RILYG) (included in Exhibit 4.12)	8-K	4.8	12/3/2021

4.14	Deposit Agreement, dated October 7, 2019, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 6.875% Series A Cumulative Perpetual Preferred Stock (NASDAQ: RILYP)	8-K	4.1	10/7/2019

4.15	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc. (NASDAQ: RILYP)	8-K	4.2	10/7/2019

4.16	Form of Depositary Receipt (NASDAQ: RILYP) (included as Exhibit A to Exhibit 4.1)	8-K	4.3	10/7/2019

4.17	Deposit Agreement, dated September 4, 2020, among B. Riley Financial, Inc., Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to B. Riley Financial, Inc.’s 7.375% Series B Cumulative Perpetual Preferred Stock (NASDAQ: RILYL)	8-K	4.1	9/4/2020

4.18	Form of Specimen certificate representing the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc. (NASDAQ: RILYL)	8-K	4.2	9/4/2020

4.19	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.1)	8-K	4.3	9/4/2020

10.1#	Amended and Restated 2009 Stock Incentive Plan	10-Q	10.1	8/11/2015

10.2#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement	10-Q	10.2	8/11/2015

10.3#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement	10-Q	10.3	8/11/2015

10.4#	Amendment to Amended and Restated 2009 Stock Incentive Plan	10-Q	10.4	11/1/2019

10.5#	B. Riley Financial, Inc. Management Bonus Plan	8-K	10.1	8/18/2015

10.6#	2018 Employee Stock Purchase Plan	8-K	10.1	7/31/2018

10.7	BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of December 19, 2018	8-K	10.1	12/27/2018

10.8	First Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement and Joinder, dated as of February 1, 2019	8-K	10.1	2/7/2019

10.9	Second Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated December 31, 2020	8-K	10.1	1/6/2021

10.10	Third Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of December 16, 2021	10-K	10.44	2/25/2022

10.11	Fourth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of June 21, 2022	10-Q	10.1	7/29/2022

10.12	Fifth Amendment to BRPI Acquisition Co LLC Banc of California Credit Agreement, dated as of March 15, 2024	10-Q	10.4	5/15/2024

10.13	Sixth Amendment to BRPI Acquisition Co LLC Banc of California Credit Agreement, dated as of April 9, 2024	10-Q	10.5	5/15/2024

10.14	Seventh Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of August 22, 2024	10-Q	10.1	2/21/2025

10.15	Eighth Amendment to BRPI Acquisition Co LLC. and Banc of California Credit Agreement, dated as of September 6, 2024	10-Q	10.1	2/21/2025

10.16	Ninth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of September 13, 2024	10-Q	10.1	2/21/2025

10.17	Tenth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of September 20, 2024	10-Q	10.1	2/21/2025

10.18	Eleventh Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of September 30, 2024	10-Q	10.2	2/21/2025

10.19*	Twelfth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of November 18, 2024

10.20*	Thirteenth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of December 18, 2024

10.21	Security and Pledge Agreement, dated as of December 19, 2018	8-K	10.2	12/27/2018

10.22	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated as of December 19, 2018	8-K	10.3	12/27/2018

10.23	Unconditional Guaranty by the registrant, dated as of December 19, 2018	8-K	10.3	12/27/2018

10.24	B. Riley Financial, Inc. 2021 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement, dated April 20, 2021 filed with the Securities and Exchange Commission	8-K	10.01	6/3/2021

10.25	Form of Restricted Stock Unit Award Agreement (Time-Vesting) under the B. Riley Financial, Inc. 2021 Stock Incentive Plan	10-K	10.34	4/24/2024

10.26	Form of Director and Officer Indemnification Agreement	8-K	10.3	12/22/2021

10.27#	PRSU Grant Agreement	10-K	10.46	2/25/2022

10.28#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the registrant and Bryant R. Riley	8-K	10.1	4/14/2023

10.29#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the registrant and Thomas J. Kelleher	8-K	10.2	4/14/2023

10.30#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the registrant and Phillip J. Ahn	8-K	10.3	4/14/2023

10.31#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the registrant and Alan N. Forman	8-K	10.4	4/14/2023

10.32#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the registrant and Andrew Moore	8-K	10.5	4/14/2023

10.33#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the registrant and Kenneth M. Young	8-K	10.6	4/14/2023

10.34	Kenny Young Consulting Services Agreement, dated as of September 20, 2024	10-Q	10.20	2/21/2025

10.35	Guaranty, dated as of January 18, 2024, among B. Riley Financial, Inc., Babcock & Wilcox Enterprises, Inc. and Axos Bank	8-K	10.1	1/22/2024

10.36§	Transfer and Contribution Agreement, dated as of October 25, 2024, between B. Riley Brand Management, LLC and BR Funding Holdings 2024-1, LLC.	8-K	2.1	10/31/2024

10.37	Membership Interest Purchase Agreement, dated October 25, 2024, by and among bebe stores, inc., HBN 120, LLC, BB Brand Holdings, LLC and BKST Brand Management, LLC.	8-K	2.2	10/31/2024

10.38§	Equity Purchase Agreement, dated as of October 13, 2024, relating to Great American Holdings, LLC.	8-K	2.1	11/21/2024

10.39§*	Great American Holdings LLC Second Amended and Restated Agreement, dated as of November 15, 2024.

10.40§*	Credit Agreement among Lingo Management, LLC and Banc of California Credit Agreement, dated as of August 16, 2022

10.41§*	First Amendment to Lingo Management, LLC and Banc of California Credit Agreement and Joinder, dated as of September 9, 2022

10.42§*	Second Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of November 10, 2022

10.43*	Third Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of March 2, 2023

10.44*	Fourth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of November 6, 2023

10.45*	Fifth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of February 29, 2024

10.46*	Sixth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of March 15, 2024

10.47	Seventh Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of April 9, 2024	10-Q	10.2	1/14/2025

10.48	Eighth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of August 22, 2024	10-Q	10.16	2/21/2025

10.49	Ninth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of September 6, 2024	10-Q	10.17	2/21/2025

10.50	Tenth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of September 20, 2024	10-Q	10.18	2/21/2025

10.51	Eleventh Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of September 30, 2024	10-Q	10.19	2/21/2025

10.52*	Twelfth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of November 18, 2024

10.53*	Thirteenth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of December 18, 2024

14.1	B. Riley - Code of Business Conduct and Ethics	8-K	14.1	5/30/2023

19.1*	B. Riley - Insider Trading Policy

21.1*	Subsidiary List

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#	B. Riley - Clawback Policy	10-K	97.10	4/24/2024

99.1***	Babcock & Wilcox Financial Statements	10-K	99.1	3/31/2025

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________________________
* Filed herewith.
** Furnished herewith.
*** Audited consolidated financial statements of Babcock & Wilcox Enterprises, Inc. as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 (incorporated by reference to the Annual Report on Form 10-K filed by Babcock & Wilcox Enterprises, Inc. for the year ended December 31, 2024).
# Management contract or compensatory plan or arrangement.
§ In accordance with Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have not been filed. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B. Riley Financial, Inc.

Date: September 19, 2025	/s/ SCOTT YESSNER
(Scott Yessner, Executive Vice President and Chief Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Co-Chief Executive Officer Chairman of the Board	September 19, 2025
(Bryant R. Riley)	(Principal Executive Officer)

/s/ THOMAS J. KELLEHER	Co-Chief Executive Officer Director	September 19, 2025
(Thomas J. Kelleher)

/s/ SCOTT YESSNER	Executive Vice President Chief Financial Officer	September 19, 2025
(Scott Yessner)	(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer (Principal Accounting Officer)	September 19, 2025
(Howard E. Weitzman)

/s/ ROBERT L. ANTIN	Director	September 19, 2025
(Robert L. Antin)

/s/ ROBERT D’AGOSTINO	Director	September 19, 2025
(Robert D’Agostino)

/s/ TAMMY BRANDT	Director	September 19, 2025
(Tammy Brandt)

/s/ RENÉE E. LABRAN	Director	September 19, 2025
(Renée E. LaBran)

/s/ RANDALL E. PAULSON	Director	September 19, 2025
(Randall E. Paulson)

/s/ MICHAEL J. SHELDON	Director	September 19, 2025
(Michael J. Sheldon)

/s/ MIMI K. WALTERS	Director	September 19, 2025
(Mimi K. Walters)

B. RILEY FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
B. Riley Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of B. Riley Financial, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 19, 2025, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Valuation of Level 3 Investments

Description of the Matter

As discussed in Note 2(v) of the financial statements, the Company estimates the fair value of level 3 investments, which includes equity securities and loans receivable, at fair value. At December 31, 2024, the Company reported equity securities and loans receivable, at fair value of approximately $40.5 million and $90.1 million, respectively.

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

How We Addressed the Matter in Our Audit

Our audit procedures related to the valuation of level 3 investments to address this critical audit matter included the following:
•Obtained an understanding of the control environment related to the Company’s process to determine the reasonableness of significant assumptions used in valuation models to record level 3 investments at their fair value and evaluated the design effectiveness of the relevant controls.
•Tested the completeness, accuracy and reliability of level 3 inputs used by management in valuation models.
•Tested the mathematical accuracy of the valuation models used to determine the fair values of level 3 investments.
•With the assistance of firm employed valuation specialists, evaluated the reasonableness of valuation models and significant assumptions and tested level 3 inputs for reasonableness.

Goodwill Impairment Assessment- Capital Markets

Description of the Matter

As discussed in Note 2(u) and Note 10 of the financial statements, the Company annually assesses goodwill for impairment or more frequently if events and circumstances indicate that the estimated fair value may no longer exceed its carrying value. Such factors considered in the Company’s assessment include, but are not limited to, financial performance, macroeconomic conditions, as well as industry and market considerations. When a quantitative impairment test is performed, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss.

In performing the quantitative impairment test of goodwill for the Capital Markets reporting unit, the Company used a combination of the income and market approaches to estimate the fair value of the Capital Market reporting unit’s fair value. Under the income approach, the Company calculates the fair value of the reporting unit based on discounted estimated future cash flows. Under the market approach, the Company estimates the fair value of the reporting unit based upon a multiple from a selection of comparable publicly traded companies applied to the unit’s earnings before taxes.

The principal considerations for our determination that performing procedures relating to goodwill in the Capital Markets reporting unit is a critical audit matter are (i) the significant judgment by management when evaluating indicators of impairment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions and (iii) the audit effort involved the use of firm employed valuation specialists with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Our audit procedures related to the quantitative test for impairment of goodwill in the Capital Markets reporting unit to address this critical audit matter included the following:

•Obtained an understanding of the control environment, evaluating the design effectiveness, and testing the operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Capital Markets reporting unit, such as controls related to future operating performance, projected cash flows, long term growth rates, discount rates and the selection of comparable publicly traded companies.

•Evaluated the reasonableness of management’s revenue and cash flow forecasts by comparing management’s forecasts to historical results, and forecasted industry information of companies in its peer group.
•With the assistance of firm employed valuation specialists, evaluated the reasonableness of the valuation technique, corroborated the long term growth rates, discount rates, comparable companies used by testing the underlying source information and tested the mathematical accuracy of the calculations used by management.
•Validated the reasonableness of the internally determined fair value of its reporting units by comparing it to the Company’s market capitalization.
•Compared the carrying value for the Capital Markets reporting unit to the estimated fair value.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2009.

Melville, NY
September 19, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of
B. Riley Financial, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited B. Riley Financial, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the subsequent paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in the “Report of Management on Internal Control Over Financial Reporting”:

•The Company identified two material weaknesses in controls related to information technology general controls (“ITGCs”) at Lingo Management, LLC and Tiger US Holdings, Inc. and subsidiaries in the areas of user access, program change management, and information technology (“IT”) operations over IT systems and the reports generated from these systems used in the execution of controls that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted.

•The Company identified a material weakness relating to the design and operating effectiveness of management’s review controls over the investment valuation of Level 3 investments such that management’s review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in the consolidated financial statements.

•The Company identified a material weakness relating to the design and operating effectiveness of management’s review controls over the identification and disclosure of material related party transactions in accordance with Accounting Standards Codification (“ASC”) 850, Related Party Disclosures. Specifically, management’s review procedures were not operating at a level of precision sufficient to prevent or detect a potential material misstatement in the consolidated financial statements.

•The Company identified a material weakness relating to the design and operating effectiveness of management’s review controls over the income tax provision such that management’s review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in the consolidated financial statements.

•The Company identified material weaknesses in controls related to ITGCs at Bebe Stores Inc. in the areas of user access, program change management, and IT operations over IT systems and the reports generated from these systems used in the execution of controls that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted. Additionally, the Company did not consistently retain evidence of review, further contributing to the material weakness.

•The Company identified a material weakness in controls due to its inability to rely on the SOC 1 Type 2 reports associated with two third-party service organizations that support significant elements of its financial reporting processes over B. Riley Retail Solutions, LLC. Specifically, the Company did not have adequate ITGCs in place over the IT systems and related reports at these third-party service providers, which are used in the execution of controls supporting the Company’s financial reporting. As a result, business process automated and manual controls that were dependent on these ITGCs at the service organizations could have been adversely impacted.

•The Company identified two material weakness relating to the design and operating effectiveness of management’s review controls over goodwill such that management did not adequately evaluate relevant factors and indicators to determine whether it was more likely than not that the fair value of a business segment was less than the carrying amount of goodwill and other intangibles assigned to that reporting unit as well as a lack of appropriate approval in accordance with Company policy over significant decisions involving goodwill.

•The Company identified a material weakness related to the design and operating effectiveness of controls related to journal entry controls. There was a lack of segregation of duties considerations associated within the journal entry approval workflow. The workflow in the system did not systemically prevent individuals who can post journal entries to also approve the same entries. Additionally, the Company did not retain evidence of review of certain journal entries.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2024 consolidated financial statements and this report does not affect our report dated September 19, 2025 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets as of December 31, 2024 and 2023 and the related consolidated statements of operations, comprehensive loss, equity(deficit), and cash flows for each of the three years in the period ended December 31, 2024 and our report dated September 19, 2025 expressed an unqualified opinion on those consolidated financial statements.

As described in “Report of Management on Internal Control Over Financial Reporting”, management has excluded its Nogin Inc. subsidiaries, from its assessment of internal control over financial reporting as of December 31, 2024 because these entities were acquired by the Company in purchase business combinations during 2024. We have also excluded Nogin, Inc. from our audit of internal control over financial reporting. These subsidiaries’ combined total assets and total revenues represent approximately 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

/s/ Marcum LLP

Marcum LLP

Melville, NY
September 19, 2025

PART IV. FINANCIAL INFORMATION
Item 15. Financial Statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except par value)

	December 31, 2024	December 31, 2023
Assets:
Assets:
Cash and cash equivalents	$154,877	$222,690
Restricted cash	100,475	1,875
Due from clearing brokers	30,713	51,334
Securities and other investments owned, at fair value	282,325	809,049
Securities borrowed	43,022	2,870,939
Accounts receivable, net of allowance for credit losses of $10,073 and $7,175 as of December 31, 2024 and 2023, respectively	88,384	101,036
Due from related parties	162	172
Loans receivable, at fair value (includes $51,902 and $378,768 from related parties as of December 31, 2024 and 2023, respectively)	90,103	532,419
Prepaid expenses and other assets (includes $3,449 and $11,802 from related parties as of December 31, 2024 and 2023, respectively)	252,344	241,862
Operating lease right-of-use assets	53,767	87,167
Property and equipment, net	18,954	25,206
Goodwill	423,136	466,638
Other intangible assets, net	146,885	198,245
Deferred income taxes	13,393	33,631
Assets held for sale (Note 4)	84,723	—
Assets of discontinued operations (Note 4)	—	438,341
Total assets	$1,783,263	$6,080,604

Liabilities and Equity / (Deficit)
Liabilities:
Accounts payable	$52,564	$43,992
Accrued expenses and other liabilities	203,196	252,876
Deferred revenue	58,153	70,575
Deferred income taxes	5,462	—
Due to related parties and partners	3,404	2,480
Securities sold not yet purchased	5,675	8,601
Securities loaned	27,942	2,859,306
Operating lease liabilities	61,038	98,088
Notes payable	28,021	19,391
Loan participations sold	6,000	—
Revolving credit facility	16,329	43,801
Term loans, net	199,429	625,151
Senior notes payable, net	1,530,561	1,668,021
Liabilities held for sale (Note 4)	41,505	—
Liabilities of discontinued operations (Note 4)	—	28,756
Total liabilities	2,239,279	5,721,038

Commitments and contingencies (Note 19)

B. Riley Financial, Inc. stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding as of December 31, 2024 and 2023; and liquidation preference of $114,082 as of December 31, 2024 and 2023.	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,499,931 and 29,937,067 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	3	3
Additional paid-in capital	589,387	572,170
Accumulated deficit	(1,070,996)	(281,285)
Accumulated other comprehensive loss	(6,569)	229
Total B. Riley Financial, Inc. stockholders’ equity (deficit)	(488,175)	291,117
Noncontrolling interests	32,159	68,449
Total equity (deficit)	(456,016)	359,566
Total liabilities and equity (deficit)	$1,783,263	$6,080,604
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Services and fees (includes $18,575, $6,143 and $12,432 for the years ended December 31, 2024, 2023 and 2022 from related parties, respectively)	$875,480	$898,750	$815,951
Trading (loss) income	(57,007)	21,603	(148,294)
Fair value adjustments on loans (includes $(328,671), $(36,788) and $(1,603) for the years ended December 31, 2024, 2023 and 2022 from related parties, respectively)	(325,498)	20,225	(54,334)
Interest income - loans (includes $33,186, $26,563 and $7,559 for the years ended December 31, 2024, 2023 and 2022 from related parties, respectively)	54,141	123,244	157,669
Interest income - securities lending	70,862	161,652	83,144
Sale of goods	220,619	240,303	85,347
Total revenues	838,597	1,465,777	939,483

Operating expenses:
Direct cost of services	213,901	214,065	118,535
Cost of goods sold	167,634	172,836	60,754
Selling, general and administrative expenses	759,777	764,926	654,826
Restructuring charge	1,522	2,131	9,011
Impairment of goodwill and other intangible assets	105,373	70,333	—
Interest expense - Securities lending and loan participations sold	66,128	145,435	66,495
Total operating expenses	1,314,335	1,369,726	909,621
Operating (loss) income	(475,738)	96,051	29,862

Other income (expense):
Interest income	3,621	3,875	2,735
Dividend income	4,462	12,747	7,851
Realized and unrealized losses on investments	(263,686)	(162,053)	(247,540)
Change in fair value of financial instruments and other	4,614	(3,998)	10,188
Gain on bargain purchase	—	15,903	—
Income (loss) from equity method investments	31	(152)	3,570
Loss on extinguishment of debt	(18,725)	(5,409)	—
Interest expense	(133,308)	(156,240)	(141,003)
Loss from continuing operations before income taxes	(878,729)	(199,276)	(334,337)
(Provision for) benefit from income taxes	(22,125)	39,115	65,252
Loss from continuing operations	(900,854)	(160,161)	(269,085)
Income from discontinued operations, net of income taxes	125,915	54,530	112,491
Net loss	(774,939)	(105,631)	(156,594)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(10,665)	(5,721)	3,235
Net loss attributable to B. Riley Financial, Inc.	(764,274)	(99,910)	(159,829)
Preferred stock dividends	8,060	8,057	8,008

Net loss available to common shareholders	$(772,334)	$(107,967)	$(167,837)

Basic net (loss) income per common share:
Continuing operations	$(29.67)	$(5.38)	$(9.87)
Discontinued operations	$4.21	$1.69	$3.92
Basic (loss) income per common share	$(25.46)	$(3.69)	$(5.95)
Diluted net (loss) income per common share:
Continuing operations	$(29.67)	$(5.38)	$(9.87)
Discontinued operations	$4.21	$1.69	$3.92
Diluted (loss) income per common share	$(25.46)	$(3.69)	$(5.95)

Weighted average basic common shares outstanding	30,336,274	29,265,099	28,188,530
Weighted average diluted common shares outstanding	30,336,274	29,265,099	28,188,530
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(774,939)	$(105,631)	$(156,594)
Other comprehensive (loss) income:
Reclassifications out of accumulated other comprehensive loss into income from discontinued operations	(2,244)	—	—
Change in cumulative translation adjustment	(4,554)	2,699	(1,390)
Other comprehensive (loss) income, net of tax	(6,798)	2,699	(1,390)
Total comprehensive loss	(781,737)	(102,932)	(157,984)
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(10,665)	(5,721)	3,235
Comprehensive loss attributable to B. Riley Financial, Inc.	$(771,072)	$(97,211)	$(161,219)
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Equity (Deficit)
(Dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2021	4,512	$—	27,591,028	$3	$413,486	$248,862	$(1,080)	$43,930	$705,201
Preferred stock issued	33	—	—	—	874	—	—	—	874
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	583,624	—	(10,271)	—	—	—	(10,271)
Common stock repurchased and retired	—	—	(183,257)	—	(6,516)	—	—	—	(6,516)
Shares issued for acquisitions	—	—	532,369	—	35,648	—	—	—	35,648
Share based payments	—	—	—	—	60,890	—	—	—	60,890
Share based payments in equity of subsidiary	—	—	—	—	125	—	—	—	125
Vesting of shares in equity of subsidiary	—	—	—	—	(35)	—	—	35	—
Dividends on common stock ($4.00 per share)	—	—	—	—	—	(124,891)	—	—	(124,891)
Dividends on preferred stock	—	—	—	—	—	(8,008)	—	—	(8,008)
Net (loss) income	—	—	—	—	—	(159,829)	—	5,803	(154,026)
Remeasurement of B. Riley Principal 150 and 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(1,354)	—	—	(1,354)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,731)	(11,731)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	21,160	21,160
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	182	182
Other comprehensive loss	—	—	—	—	—	—	(1,390)	—	(1,390)
Balance, December 31, 2022	4,545	$—	28,523,764	$3	$494,201	$(45,220)	$(2,470)	$59,379	$505,893
Common stock issued, net of offering costs	—	—	2,090,909	—	114,507	—	—	—	114,507
Preferred stock issued	18	—	—	—	467	—	—	—	467
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	1,445,050	—	(7,591)	—	—	—	(7,591)
Common stock repurchased and retired	—	—	(2,174,608)	—	(69,479)	—	—	—	(69,479)
Shares issued for acquisitions	—	—	51,952	—	2,111	—	—	—	2,111
Remeasurement of Lingo redeemable minority interest	—	—		—	(6,283)	—	—	—	(6,283)
Share based payments	—	—	—	—	44,278	—	—	—	44,278
Share based payments in equity of subsidiary	—	—	—	—	216	—	—	—	216
Vesting of shares in equity of subsidiary	—	—	—	—	(257)	—	—	257	—
Dividends on common stock ($4.00 per share)	—	—	—	—	—	(126,104)	—	—	(126,104)
Dividends on preferred stock	—	—	—	—	—	(8,057)	—	—	(8,057)
Net loss	—	—	—	—	—	(99,910)	—	(5,575)	(105,485)
Remeasurement of B. Riley Principal 250 Merger Corporations subsidiary temporary equity	—	—	—	—	—	(1,994)	—	—	(1,994)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8,497)	(8,497)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5,592	5,592
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	16,433	16,433
Other	—	—	—	—	—	—	—	860	860
Other comprehensive income	—	—	—	—	—	—	2,699	—	2,699
Balance, December 31, 2023	4,563	$—	29,937,067	$3	$572,170	$(281,285)	$229	$68,449	$359,566
ESPP shares issued and vesting of restricted stock, and other, net of shares withheld for employer taxes	—	—	325,961	—	(3,218)	—	—	—	(3,218)
Common stock issued upon exercise of warrants	—	—	200,000	—	653	—	—	—	653
Common stock issued in extinguishment of senior notes	—	—	36,903	—	1,011	—	—	—	1,011
Share based payments	—	—	—	—	18,774	—	—	—	18,774
Share based payments in equity of subsidiary	—	—	—	—	140	—	—	—	140
Vesting of shares in equity of subsidiary	—	—	—	—	(143)	—	—	143	—
Dividends on common stock ($1.00 per share), net of forfeitures	—	—	—	—	—	(17,377)	—	—	(17,377)
Dividends on preferred stock	—	—	—	—	—	(8,060)	—	—	(8,060)
Net loss	—	—	—	—	—	(764,274)	—	(10,665)	(774,939)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,119)	(9,119)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,947	3,947
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	4,650	4,650
Disposition of noncontrolling interests	—	—	—	—	—	—	—	(25,246)	(25,246)
Other comprehensive loss	—	—	—	—	—	—	(6,798)	—	(6,798)
Balance, December 31, 2024	4,563	$—	30,499,931	$3	$589,387	$(1,070,996)	$(6,569)	$32,159	$(456,016)
The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(774,939)	$(105,631)	$(156,594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,405	49,604	39,969
Provision for credit losses	5,993	7,147	4,214
Share-based compensation	19,054	45,109	61,140
Fair value and remeasurement adjustments, non-cash (includes $328,671, $36,788, and $1,603 from related parties in 2024, 2023 and 2022, respectively)	327,630	(10,699)	34,871
Non-cash interest and other (includes $(32,256), $(2,926), and $(935) from related parties in 2024, 2023 and 2022, respectively)	(23,259)	(9,652)	(3,204)
Depreciation of rental merchandise	15,092	4,070	—
Effect of foreign currency on operations	(247)	(310)	754
Loss (income) from equity method investments	(31)	181	(3,570)
Dividends from equity investments	159	434	4,038
Deferred income taxes	25,888	(40,945)	(80,431)
Impairment of goodwill and other intangible assets	105,373	70,333	—
Gain on disposal of discontinued operations	(217,504)	—	—
(Gain) loss on sale of business, disposal of fixed assets, and other	(163)	(9,034)	4,922
Gain on bargain purchase	—	(15,903)	—
Loss (gain) on extinguishment of debt	19,158	5,294	(1,102)
Gain on equity investment	—	—	(6,790)
De-consolidation of BRPM 150	—	—	(8,294)
Income allocated to and fair value adjustment for mandatorily redeemable noncontrolling interests	1,170	1,835	1,119
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	20,622	(21,903)	(69,172)
Securities and other investments owned	699,616	123,196	390,635
Securities borrowed	2,827,917	(527,612)	(252,361)
Accounts receivable	2,230	26,397	6,599
Prepaid expenses and other assets (includes $8,353, $10,521, and $564 from related parties in 2024, 2023 and 2022, respectively)	26,040	737	(54,273)
Accounts payable, accrued payroll and related expenses, accrued expenses and other liabilities	(14,120)	(79,848)	(141,328)
Amounts due to/from related parties and partners	(1,250)	(1,045)	3,925
Securities sold, not yet purchased	(2,926)	2,704	(22,726)
Deferred revenue	(11,993)	(15,232)	8,966
Securities loaned	(2,831,364)	525,275	245,346
Net cash provided by operating activities	263,551	24,502	6,653

	Year Ended December 31,
	2024	2023	2022
Cash flows from investing activities:
Purchases of loans receivable (includes $(57,615), $(174,753), and $(35,491) from related parties in 2024, 2023 and 2022, respectively)	(118,721)	(544,957)	(503,146)
Repayments of loans receivable (includes $74,770, $77,600, and $5,928 from related parties in 2024, 2023 and 2022, respectively)	149,047	606,716	574,854
Sales of loans receivable (includes $—, $77,484, and $— from related parties in 2024, 2023 and 2022, respectively)	31,012	84,984	—
Proceeds from loan participations sold	5,980	—	—
Acquisition of businesses and minority interest, net of $604, $8,308, and $50,733 cash acquired in 2024, 2023, and 2022, respectively	(19,142)	(26,240)	(261,693)
Purchases of property, equipment and intangible assets	(7,952)	(7,711)	(3,918)
Proceeds from sale of business and other	261	17,490	2
Sale of Great American Group	167,064	—	—
Sale of Brands Interests, net of $(585) cash sold in 2024	234,050	—	—
Funds received from trust account of subsidiary	—	175,763	172,584
Purchases of equity and other investments	(1,065)	(4,871)	(10,974)
Net cash provided by (used in) investing activities	440,534	301,174	(32,291)
Cash flows from financing activities:
Proceeds from revolving line of credit	89,274	219,157	64,878
Repayment of revolving line of credit	(116,746)	(303,034)	(17,200)
Proceeds from note payable	15,000	—	—
Repayment of notes payable and other	(6,653)	(13,806)	(530)
Proceeds from term loan	—	628,187	324,200
Repayment of term loan	(444,770)	(520,803)	(96,228)
Proceeds from issuance of senior notes	—	185	51,601
Redemption of senior notes	(140,491)	(58,924)	—
Payment of debt issuance and offering costs	(3,484)	(27,993)	(8,222)
Payment of contingent consideration	(12,921)	(1,905)	(1,776)
ESPP and payment of employment taxes on vesting of restricted stock	(3,218)	(7,591)	(10,286)
Common dividends paid	(33,731)	(141,099)	(119,454)
Preferred dividends paid	(8,060)	(8,057)	(8,008)
Repurchase of common stock	—	(69,479)	(6,516)
Distributions to noncontrolling interests	(10,747)	(6,520)	(4,208)
Contributions from noncontrolling interests	3,947	6,055	21,096
Redemption of subsidiary temporary equity and distributions	—	(175,763)	(172,584)
Proceeds from issuance of common stock	—	115,000	—
Proceeds from issuance of preferred stock	—	467	874
Proceeds from exercise of warrants	653	—	—
Net cash (used in) provided by financing activities	(671,947)	(365,923)	17,637
Increase (decrease) in cash, cash equivalents and restricted cash	32,138	(40,247)	(8,001)
Effect of foreign currency on cash, cash equivalents and restricted cash	(9,301)	3,160	(933)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,837	(37,087)	(8,934)

	Year Ended December 31,
	2024	2023	2022
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	224,565	226,066	266,224
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	9,274	44,860	13,636
Cash, cash equivalents and restricted cash, beginning of year	233,839	270,926	279,860
Cash, cash equivalents and restricted cash from continuing operations, end of period	256,676	224,565	226,066
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	9,274	44,860
Cash, cash equivalents and restricted cash, end of year(1)	$256,676	$233,839	$270,926

Supplemental disclosures:
Interest paid	$239,660	$315,309	$193,387
Taxes paid	$7,130	$20,121	$49,357
(1) Includes cash from assets held for sale of $1,324 in 2024.

The accompanying notes are an integral part of these consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS
B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking, brokerage, wealth management, asset management, direct lending, business advisory, valuation, and asset disposition services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals. The Company also has a portfolio of communication related businesses that provide consumer Internet access and cloud communication services, Tiger US Holdings, Inc. (“Targus”), which designs and sells laptop and computer accessories, and E-Commerce, technology platform provider that delivers Commerce-as-a-Service (“CaaS”) solutions for apparel brands and other retailers.
The Company operates in six reportable operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate and high-net-worth clients; (iii) Financial Consulting, through which the Company provides bankruptcy, financial advisory, and forensic accounting, (iv) Communications, through which the Company provides consumer Internet access and related subscription services, cloud communication services, and mobile phone voice, text, and data services and devices; (v) Consumer Products, which generates revenue through sales of laptop and computer accessories, and (vi) E-Commerce, which is an e-commerce, technology platform provider that delivers CaaS solutions for apparel brands and other retailers.
Recent Developments
On October 25, 2024, the Company and its majority-owned subsidiary bebe stores, inc. (“bebe”) completed a transaction for their brand assets that included the sale of its equity interests in the assets and intellectual property related to the licenses of the bebe and Brookstone brands and a secured financing transaction for the Company’s interests in the assets and intellectual property related to the licenses of several brands, including Hurley, Justice, Scotch & Soda, Catherine Malandrino, English Laundry, Joan Vass, Kensie, Limited Too and Nanette Lepore (collectively, the “Brands Transaction”). On November 15, 2024, the Company completed the sale of a 52.6% ownership stake in the Appraisal and Valuation Services, Real Estate, and Retail, Wholesale & Industrial Solutions businesses (collectively, the "Great American Group Transaction") to Oaktree Capital Management, L.P. and/or its affiliates (collectively, “Oaktree”), a global asset manager. Management concluded that these businesses represent a strategic shift that had a major effect on our operations and met the criteria for discontinued operations and, as such, have been excluded from continuing operations in the periods presented as more fully described in Note 4. Net (loss) income per share amounts are computed independently for net (loss) income from continuing operations, net (loss) income from discontinued operations and net loss attributable to the Company. As a result, the sum of per-share amounts may not equal the total. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations.
On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel Financial Corp. ("Stifel"). The sale was completed on April 4, 2025 for net cash consideration based on the 36 financial advisors that joined Stifel at closing. The Company determined that the assets and liabilities associated with the Wealth Management transaction met the criteria to be classified as held for sale, as discussed in Note 4, and properly classified in the consolidated balance sheets as of December 31, 2024.
On March 3, 2025, the Company and BR Financial Holdings, LLC, a wholly owned subsidiary of the Company (“BR Financial”), B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included Atlantic Coast Recycling, LLC (“Atlantic Coast Recycling”), Atlantic Coast Recycling of Ocean County, LLC, (“Atlantic Coast Recycling of Ocean County” and, together with Atlantic Coast Recycling, the “Atlantic Companies”), entered into a Membership Interest Purchase Agreement, dated as of March 1, 2025 (the “MIPA”), whereby all of the issued and outstanding membership interests in each of the Atlantic Companies (the “Interests”) owned by BR Financial and the minority holders were sold to a third party for an agreed upon purchase price subject to certain adjustments and holdback amount pending receipt of a certain third party consent. Net cash proceeds received as a result of the sale were net of adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. The Company determined that the assets and liabilities associated with the Atlantic Coast Recycling transaction met the criteria to be classified as held for sale, as discussed in Note 4, and properly classified in the consolidated balance sheets as of December 31, 2024.
On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of its wholly owned subsidiary, GlassRatner Advisory & Capital Group, LLC, a Delaware limited liability company (“GlassRatner”), and B. Riley Farber Advisory Inc., an Ontario corporation (“Farber”). The aggregate cash consideration paid by the Buyers for the interests of GlassRatner and shares of Farber was $117,800, which is based on a target closing working capital amount that is subject to adjustment within 180-days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.
Liquidity
For the year ended December 31, 2024, the Company incurred a net loss of $764,274 which includes fair value adjustments totaling $(509,954) related to the Company’s loss on the write-off of the equity investment in Freedom VCM Holdings, LLC ("Freedom VCM") and the loan receivable from Vintage Capital Management, LLC. As more fully described in Note 25 – Subsequent Events, the Company entered into a new term loan facility on February 26, 2025 with Oaktree affiliated companies, with a maturity date of February 26, 2028 and the proceeds were primarily used to repay all amounts outstanding under the Nomura Credit Agreement as more fully described in Note 13 – Term Loans and Revolving Credit Facility.

The Company completed the Brands Transaction in October 2024 and the Great American Group Transaction in November 2024 as more fully discussed in Note 4. The proceeds from these transactions were used for general working capital purposes, make principal payments on the term loan with Nomura, and retire all of the $145,211 of outstanding 6.375% senior notes due February 28, 2025. The Company also completed the sale of the Company’s majority owned subsidiary Atlantic Coast Recycling, LLC on March 3, 2025 for proceeds of approximately $68,638 (the “Atlantic Coast Transaction”) and the sale of part of Wealth Management business for $26,037 (the “Wealth Transaction”) as more fully described in Note 4 and the sale of the Company’s financial consulting business for $117,800 on June 27, 2025.

From March 26, 2025 to July 11, 2025, the Company completed five private exchange transactions with institutional investors pursuant to which approximately $115,800 of aggregate principal amount of the Company’s 5.50% Senior Notes due March 2026, approximately $2,100 aggregate principal amount of 6.50% Senior Notes due September 2026, approximately $146,400 aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026, approximately $51,100 aggregate principal amount of the Company’s 6.00% Senior Notes due January 2028, and approximately $39,500 aggregate principal amount of the Company’s 5.25% Senior Notes due August 2028 (collectively, the “Exchanged Notes”) owned by the investors were exchanged for approximately $228,400 aggregate principal amount of newly-issued 8.00% Senior Secured Second Lien Notes due 2028 (the “New Notes”), whereupon the Exchanged Notes were cancelled.

After the completion of the Exchanged Notes described above, the Company has approximately $100,818 of 5.50% Senior Notes due March 31, 2026 as more fully described in Note 14 – Senior Notes Payable. The Company believes that the current cash and cash equivalents, securities and other investments owned, funds available under our credit facilities, cash expected to be generated from operating activities and proceeds received from the Atlantic Coast Transaction, the Wealth Management Transaction and the sale of the Company’s financial consulting business will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated upon consolidation. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of held for sale and discontinued operations, see Notes 1 and 4.
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 2(ab) for further discussion.
(b) Risks and Uncertainties
In 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost, or gross margin of our products that are sold in our Consumer Products segment may be adversely affected and the demand from our customers for products may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending and may impact the Company’s results of operations.
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
Revenues from contracts with customers in the Capital Markets segment, Wealth Management segment, Financial Consulting segment, Communications segment, Consumer Products segment, E-Commerce segment and the All Other category are primarily comprised of the following:
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
Financial Consulting segment
Revenues in the Financial Consulting segment are primarily comprised of fees earned from providing bankruptcy, financial advisory, and forensic accounting. Fees earned from bankruptcy, financial advisory, and forensic accounting services are rendered to clients over time as work progresses on the engagement and services are delivered to the client. Fees may also include success and performance-based fees which are recognized as revenue when the performance obligation is no longer constrained and it is not probable that the revenue recognized would be subject to significant reversal in a future period. Revenues in the Financial Consulting segment also include contractual reimbursable costs.
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
Consumer Products segment
Revenues in the Consumer Products segment primarily consist of the global sales of notebook computer carrying cases and computer accessories. Global sales of consumer goods to customers are subject to contracts that contain a single performance obligation and revenue is recognized at a point in time when control of the product transfers to the customer which is generally upon product shipment. Customers consist primarily of equipment manufacturers, distributors (servicing resellers and corporate end-customers), and retailers. Consignment customers represent retailers that are in possession of the Company's inventory but that inventory is owned by the Company until sold. As such, consignment revenue is recognized when the retail sale is reported by the customer. Generally, the terms of the contracts for the sale of global goods do not allow for a right of return except for matters related to products with defects or damages. Revenues may be reduced by allowances for advertising and promotion, which generally represent contractual selling incentives offered to customers that will be charged to the Company at a later date. During the years ended December 31, 2024 and 2023 and the period from the date of acquisition October 18, 2022 to December 31, 2022, allowances for selling incentives were $17,143, $16,633 and $4,297, respectively. These allowances are included in accrued expenses and other liabilities on the consolidated balance sheets and consist of rebates that reduce revenue at time of sale. Shipping and handling expenses, which consist primarily of transportation charges incurred to move finished goods to customers, is included in cost of goods sold.
E-Commerce segment
Revenues in the E-Commerce segment primarily consist of commission fees derived from contractually committed gross revenue processed by customers on the Company's e-commerce platform. The Company is acting as an agent in these arrangements and customers do not have the contractual right to take possession of the Company's software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances.

CaaS Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers' inventory or any credit risks relating to the products sold. The Company has concluded the sale of goods and related shipping and handling on behalf of our customers are accounted for as a single performance obligation, while the expenses incurred for actual shipping charges are included in cost of sales. Variable consideration is included in revenue for potential product returns. The Company uses an estimate to constrain revenue for the expected variable consideration at each period end. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of returns. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. The estimated reserve for returns is included on the balance sheet in accrued expenses with changes to the reserve in revenue on the accompanying statement of operations.

All Other
Revenue in the All Other category, which is not a reportable segment, rental fees through rent-to-own agreements and merchandise sales from the operation of rent-to-own franchise stores, and revenues from a regional environmental services business in the New York metropolitan area and a landscaping business in the southeast United States, which was sold during the quarter ended September 30, 2023.
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
The environmental services business is engaged in the recycling of scrap and waste materials and deals primarily in paper products. The business provides processing services that consists of the receipt of materials from municipalities and commercial entities that are then sorted and then disposed of or sold, using third-party processors as needed. The businesses' customer arrangements contain a single obligation to transfer processed sorted and baled recycled raw materials and revenues are recognized at a point in time as sales when the performance obligation is satisfied. The pricing for recyclable materials can fluctuate based upon market conditions and the business has certain arrangements with customers to reduce the risk exposure to commodity pricing volatility through revenue sharing (or processing fee) contracts with municipal customers.
The landscaping business, which was sold in November 2023, provided landscaping maintenance, improvements, and irrigation services to its customers. Revenues prior to the sale were recognized as the services are performed, which is typically ratably over the term of the contract upon the transfer of control of services to its customers in an amount reflecting the total consideration expected to be received from the customer.
(e) Direct Cost of Services
Direct cost of services relates to service and fee revenues. Direct costs of services include participation in profits under collaborative arrangements in which the Company is a majority participant. Direct cost of services in the Communications segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks, servers and data centers, sales commissions associated with multi-year service plans, depreciation of network computers and equipment, amortization expense, third party advertising sales commissions, license fees, costs related to providing customer support, costs related to customer billing and processing of customer credit cards and associated bank fees. Direct costs of services include cost of rentals and fees for the Company’s rent-to-own stores. Direct cost of services does not include an allocation of the Company’s overhead costs. Direct costs of services for Nogin, Inc. ("Nogin") (as defined below) include costs directly related to providing services under the master service agreements with customers, which primarily includes service provider costs directly related to processing revenue transactions, marketing expenses and shipping and handling expenses which correspond to marketing and shipping revenues, as well as credit card merchant fees.
(f) Interest Expense - Securities Lending Activities
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $66,128, $145,435, and $66,495 during the years ended December 31, 2024, 2023, and 2022, respectively.

(g) Concentration of Risk
Revenues in the Capital Markets, Financial Consulting, Wealth Management, Communications, and E-Commerce segments are primarily generated in the United States. Revenues in the Consumer Products segment are primarily generated in the United States, Canada, and Europe.
The Company maintains cash in various federally insured banking institutions. The account balances at each institution periodically exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. The Company has not experienced any losses in such accounts.
On December 18, 2023, the Company loaned $108,000 to Conn’s Inc. (“Conn’s”) as more fully described in Note 23 under the Term Loan and Security Agreement, dated as of December 18, 2023 (the “Conn’s Term Loan”), among Conn’s, W.S. Badcock LLC ("WS Badcock"), as borrowers, and an affiliate of the Company, as administrative agent, collateral agent, and lender. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. The fair value of the Conn’s loan receivable was $19,065 at December 31, 2024. This loan combined with two other existing loans receivable with a fair value of $6,082 and $62,808 as of December 31, 2024 and 2023, respectively, is collateralized by consumer loan receivables of customers of the furniture and electronics retailer. These loans have an aggregate fair value of $25,147 or 27.9% and $167,568 or 31.5% of the loan portfolio as of December 31, 2024 and 2023, respectively, and are concentrated in the retail industry. The fair value of these loans at December 31, 2024 has been impacted by a deterioration in Conn’s operating results in the second quarter of 2024, which culminated in the Conn's Chapter 11 bankruptcy filing on July 23, 2024 as more fully discussed in Note 2(s) below. On December 17, 2024, the Company entered into an agreement with the first-lien holder banks of the Conn’s loan receivable to assign the first-lien loan receivable to the Company for consideration of $27,738. The Company collected the $27,738 and interest earned on the first-lien loan receivable of $238 for the period from December 17, 2024 through January 24, 2025 when the first-lien loan receivable was paid in full. This loan receivable has a fair value of $19,761 as of December 31, 2024.
The Company also has a loan receivable with a principal amount of $224,968 and $200,506 as of December 31, 2024 and 2023, respectively. The increase in the loan receivable principal amount at December 31, 2024 in the amount of $24,462 includes interest in-kind interest that was capitalized to the loan receivable balance annually on the loan's anniversary date. The loan receivable is secured by a first priority security interest in Freedom VCM equity interests owned by Brian Kahn as more fully described in Note 2(s) below. The fair value of the loan receivable and collateral from the security interest in Freedom VCM at December 31, 2024 is impacted by the Freedom VCM filing of voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") on November 3, 2024. The fair value of the loan receivable was $2,057 and $200,506 or 2.3% and 37.7% of the total loan portfolio as of December 31, 2024 and 2023, respectively. As a result of the bankruptcy filing on November 3, 2024, the loan receivable at December 31, 2024 is on non-accrual and there is no accrued interest receivable on the loan receivable at December 31, 2024. Interest receivable on the loan in the amount of $8,889 as of December 31, 2023 is included in prepaid expenses and other assets in the consolidated balance sheets. The fair value of the underlying collateral for this loan is primarily comprised of other securities which amounted to $2,057 at December 31, 2024 and decreased to a fair value of $1,284 at September 16, 2025.
At December 31, 2024, the Company is also exposed to a concentration of risk related to (a) a loan receivable with a fair value of $32,136 from a technology company, (b) the Freedom VCM Receivables, Inc. loan receivable which totaled $3,913, and (c) exposure from the loan receivable with a fair value of $2,057 as described above where the primary security includes other public equity securities owned by Brian Kahn.
The maximum amount of loss that the Company is exposed to loss from loans receivable concentration is an amount equivalent to the fair value of these loans at which totaled $59,340 and $368,074 as of December 31, 2024 and 2023, respectively.
(h) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $7,629, $10,515, and $10,690 during the years ended December 31, 2024, 2023, and 2022, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

(i) Share-Based Compensation
The Company’s share-based payment awards principally consist of grants of restricted stock, restricted stock units ("RSUs") and costs associated with the Company’s employee stock purchase plan. In accordance with the applicable accounting guidance, share-based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the consolidated statements of operations over the requisite service or performance period the award is expected to vest. The Company accounts for forfeitures when they occur rather than estimate a forfeiture rate.
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
(l) Restricted Cash
As of December 31, 2024 and 2023, restricted cash included $100,475 and $1,875, respectively, primarily consisting of cash set aside for the repayment of the 6.375% Senior Notes due on February 28, 2025 and cash collateral for leases.
Cash, cash equivalents and restricted cash consist of the following:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$154,877	$222,690
Restricted cash	100,475	1,875
Total cash, cash equivalents and restricted cash	$255,352	$224,565

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
(o) Accounts Receivable
Accounts receivable represents amounts due from the Company’s Financial Consulting, Capital Markets, Wealth Management, Communications, Consumer Products, and E-Commerce customers. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes the expected loss model, which includes the pooling of receivables using the aging method and specific identification. Management also considers historical losses adjusted for current market conditions and the customers’ financial condition and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for credit losses are included in Note 7.

(p) Inventories

Inventories are substantially all finished goods from the Consumer Products and Communications segments and are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. The Company maintains an allowance for excess and obsolete inventories to reflect its estimate of realizable value of the inventory based on historical sales and recoveries. Inventories are included in prepaid and other assets in the consolidated balance sheets.
(q) Leases
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
(r) Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation expense on property and equipment was $10,219, $9,432, and $5,573 during the years ended December 31, 2024, 2023, and 2022, respectively.
(s) Loans Receivable

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

Loans receivable, at fair value totaled $90,103 and $532,419 as of December 31, 2024 and 2023, respectively. The loans have various maturities through February 2029. As of December 31, 2024 and 2023, the principal balances of loans receivable accounted for under the fair value option were $446,004 and $555,882, respectively. The principal balance of loans receivable exceeded the fair value of loans by $355,901 and $23,463 as of December 31, 2024 and 2023, respectively. At the time of origination, the Company's loans are collateralized by the assets of borrowers and other pledged collateral and may have guarantees to provide for protection of the payments due on loans receivable. During the years ended December 31, 2024, 2023 and 2022, the Company recorded net unrealized losses of $332,438, net unrealized gains of $55,756, and net unrealized losses of $54,439, respectively, on loans receivable, at fair value, which is included fair value adjustments on loans on the consolidated statements of operations. Loans receivable, at fair value on non-accrual and 90 days or greater past due was $21,122, which represented approximately 23.4% of total loans receivable, at fair value as of December 31, 2024. The principal balance of loans receivable on non-accrual and 90 days or greater past due was $321,544 as of December 31, 2024. Loans receivable, at fair value on non-accrual was $41,236, which represents approximately 7.7% of total loans receivable, at fair value as of December 31, 2023. The principal balance of loans receivable on non-accrual was $43,326 as of December 31, 2023. Interest income for loans on non-accrual and/or 90 days or greater past due is recognized separately from changes in fair value adjustments on loans on the consolidated statements of operations. The amount of gains or (losses) included in earnings attributable to changes in instrument-specific credit risk was $(323,840), $6,322 and $(58,068) during the years ended December 31, 2024, 2023 and 2022, respectively. The gains or losses attributable to changes in instrument-specific risk was determined by management based on an estimate of the fair value change during the period specific to each loan receivable.

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of December 31, 2024, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 19(b). In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of December 31, 2024, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance plus the amortization of premiums and discounts and is included in interest income - loans on the consolidated statements of operations.
On August 21, 2023, one of the Company’s subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes the Company's subsidiary the aggregate principal amount of $200,506 and bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn, the CEO and a board member of Freedom VCM as of December 31, 2023, and his spouse with a value (based on the transaction price in the Franchise Resource Group, Inc. ("FRG") take-private transaction) of $227,296 as of August 21, 2023. On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was zero and $232,065 as of December 31, 2024 and 2023, respectively. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral. In light of Mr. Kahn’s alleged involvement with the alleged misconduct concerning Prophecy Asset Management LP, the Company can provide no assurances that it will not be subject to claims asserting an interest in the Freedom VCM equity interests owned by Mr. Kahn, including those that collateralize the Amended and Restated Note. If a claim were successful, it would diminish the value of the collateral which could impact the carrying value of the loan. If such claims are made, however, the Company believes it has valid defenses from any such claim and any such claim would be without merit. Other factors leading to continued deterioration in the collateral, including in the performance of Freedom VCM or delays in the execution of its strategies, including the possible disposition of additional businesses and further de-leveraging of its balance sheet, for the loan receivable may further impact the ultimate collection of principal and interest. To the extent the loan balance and accrued interest exceed the underlying collateral value of the loan, as was the case as of December 31, 2024, the fair value of the loan has been and will be impacted and has resulted, and will result, in an unrealized loss being recorded in the consolidated statements of operations. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which impacts the collateral for this loan receivable. The fair value adjustment on the VCM loan receivable was $(222,911) and zero for the year ended December 31, 2024 and 2023. The fair value of the underlying collateral for this loan decreased to a fair value of $1,284 at September 16, 2025. The $1,284 is comprised of other public securities. On June 1, 2025, the United States Bankruptcy Court for the District of Delaware entered an Order Confirming the Ninth Amended Joint Chapter 11 Plan of Franchise Group, Inc. and its affiliated debtors (the “FRG Plan”). Under the FRG Plan, all equity interests and claims related thereto were cancelled and such equity interest holders, including Freedom VCM as an equity holder of Franchise Group, Inc. will not receive any property or distributions under the FRG Plan. As a result, of the FRG Plan, the Company does not expect to receive any proceeds or distributions from the Freedom VCM equity interests owned by Mr. Kahn and his spouse that collateralize the VCM loan receivable.
As of December 31, 2024, loans receivable had an aggregate remaining contractual principal balance of $448,709, an aggregate fair value of $90,103, and the contractual principal balance exceeded the fair value by $358,606. As of December 31, 2023, loans receivable had an aggregate remaining contractual principal balance of $563,637, an aggregate fair value of $532,419, and the contractual principal balance exceeded the fair value by $31,218.
The Company has a loan receivable with a principal amount of $93,000 outstanding from Conn’s and two loans with a fair value of $6,082 outstanding which are discussed below, (the Badcock Receivables I and Freedom VCM Receivables loans receivable, each as defined below), which are serviced by Conn’s. Accrued interest on the $93,000 Conn’s loan receivable was current as of June 30, 2024. As a result of Conn's voluntary petition filing on July 23, 2024 for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) this loan receivable with a fair value of $19,065 at December 31, 2024 is included in loans receivable on non-accrual as discussed above. Future collection of the $93,000 Conn’s loan receivable is expected to be paid from the sale of assets and servicing of a pool consumer receivables that serve as collateral for the loan where we have a second lien on these assets. These proceeds which are expected to be collected over the next year has been impacted by the Chapter 11 Cases under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The commencement of the Chapter 11 Cases constitutes an event of default that accelerates the repayment obligations under the $93,000 loan receivable to Conn’s. Any efforts to enforce repayment obligations under the Conn’s $93,000 loan receivable are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of this loan are subject to the applicable provisions of the Bankruptcy Code. The fair value adjustment on the Conn's loan receivable was $(71,724) and $494 for the year ended December 31, 2024 and 2023. On December 17, 2024, the Company entered into an agreement with the first-lien holder banks of the Conn’s loan receivable to assign the first-lien loan receivable to the Company for consideration of $27,738. The Company collected the principal of $27,738 and interest on the first-lien loan receivable of $238 for the period from December 17, 2024 through January 24, 2025 when the first-lien loan receivable was paid in full.
The Company has continued to receive payments for the other two loans with a fair value of $6,082 at December 31, 2024 and has received payments of $1,114 subsequent to December 31, 2024 and through February 5, 2025 on the Badcock Receivables I and Freedom VCM Receivable loans receivable. On February 7, 2025, the Company sold the two loans for $6,611 and recorded a gain of $1,643 during the first quarter of fiscal year 2025.

Badcock Loan Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Badcock Receivables I”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), which at the time was an indirect wholly owned subsidiary of FRG, which became a subsidiary of Freedom VCM as a result of the transaction on August 21, 2023. The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables which are small consumer loans issued by WSBC to consumers for the purchase of merchandise sold at WSBC's stores. On September 23, 2022, the Company's then majority-owned subsidiary, B Riley Receivables II, LLC (“BRRII”), a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“Badcock Receivables II”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan discussed in Note 13. During the three months ended March 31, 2023, BRRII entered into Amendment No. 2 and No. 3 to Badcock Receivables II with WSBC for a total of $145,278 in additional consumer credit receivables. The accounting for these transactions resulted in the Company recording a loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. The collateral for these loans receivables are the individual consumer credit receivables that were originally issued to WSBC consumers for merchandise sold in WSBC stores and the total amount of collections on these loan receivables is dependent upon their credit performance. These loan receivables are measured at fair value.
On August 21, 2023, all of the equity interests of BRRII were sold to Freedom VCM Receivables, Inc. (“Freedom VCM Receivables”), a subsidiary of Freedom VCM, which resulted in a loss of $78. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement, as more fully discussed in Note 13, and Freedom VCM Receivables entered into the Freedom Receivables Note (as defined below) in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 with payments of principal and interest on the note limited solely to the performance of certain consumer receivables held by BRRII. This loan receivable is measured at fair value.
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
As of December 31, 2024 and 2023, the Badcock Receivables I loan receivable in the Company's consolidated balance sheets included loans measured at fair value in the amount of $2,169 and $20,624, respectively. As of December 31, 2024 and 2023, the Freedom Receivables Note was included in the Company's consolidated balance sheets in loans receivable, at fair value in the amount of $3,913 and $42,183, respectively.
Nogin Loan and Loan Commitment
On November 16, 2023, the Company entered into a Chapter 11 Restructuring Support Agreement (as amended, the “RSA”) with Nogin, certain of its subsidiaries, and certain holders of the respective convertible notes (the “Consenting Noteholders”). Pursuant to the RSA, the Company funded $17,530 of debtor-in-possession (“DIP”) financing as of December 31, 2023. The Company funded an additional $20,170 (inclusive of $1,700 in fees payable in kind) in DIP financing which increased the loan amount to $37,700 as of May 3, 2024. On May 3, 2024 the DIP financing of $37,700 was extinguished and the Company funded an additional $18,670 in cash to complete the acquisition of Nogin of which $15,500 was a payment to the Consenting Noteholders. See Note 3 for more details on the Nogin acquisition.
(t) Securities and Other Investments Owned and Securities Sold Not Yet Purchased
Securities owned consist of equity securities including, common and preferred stocks, warrants, and options; corporate bonds; other fixed income securities including, government and agency bonds; loans receivable valued at fair value; and investments in partnerships. Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Changes in the value of these securities are reflected currently in the results of operations.

As of December 31, 2024 and 2023, the Company’s securities and other investments owned and securities sold not yet purchased at fair value consisted of the following securities:

	December 31, 2024	December 31, 2023
Securities and other investments owned:
Equity securities	$232,508	$711,577
Corporate bonds	29,027	59,287
Other fixed income securities	4,923	2,989
Partnership interests and other	15,867	35,196
	$282,325	$809,049

Securities sold not yet purchased:
Equity securities	$—	$1,037
Corporate bonds	1,891	5,971
Other fixed income securities	3,784	1,593
	$5,675	$8,601
The Company owns certain equity securities that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. Investments become subject to the equity method of accounting when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the Company possesses more than 20% of the voting interests of the investee. However, the Company may have the ability to exercise significant influence over the investee when the Company owns less than 20% of the voting interests of the investee depending on the facts and circumstances that demonstrate that the ability to exercise influence is present, such as when the Company has representation on the board of directors of such investee. In accordance with ASC 321 - Equity Securities, unrealized gains (losses) on equity securities held at December 31, 2024, includes unrealized gains (losses) of $(48,994), $(134,027), and $(186,202) for the years ended December 31, 2024, 2023, and 2022 respectively, reported in other income (loss) - realized and unrealized gains (losses) on investments in the consolidated statement of operations.
Freedom VCM Holdings, LLC Equity Interest and Take-Private Transaction
During the year ended December 31, 2024, the Company's investment in Freedom VCM was written-off as a result of Freedom VCM filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024. As a result of the bankruptcy filing, the Company no longer has significant influence over Freedom VCM. The investment in Freedom VCM was from the Company's equity interest that was acquired on August 21, 2023 for $216,500 in cash in connection with the closing of the take private transaction that included the acquisition of FRG, by a buyer group that included members of senior management of FRG, led by Mr. Kahn, FRG’s then Chief Executive Officer (the “FRG take-private transaction”). In connection with the closing of the FRG take-private transaction, the Company terminated an investment advisory agreement (the “Advisory Agreement”) with Mr. Kahn. Pursuant to the Advisory Agreement, Mr. Kahn, as financial advisor, had the sole power to vote or dispose of $64,644 of shares of FRG common stock (based on the value of FRG shares in the FRG take-private transaction as of the closing date of such transaction) held of record by B. Riley Securities, Inc. ("BRS"). Upon the termination of the Advisory Agreement, (i) Mr. Kahn’s right to vote or dispose of such FRG shares terminated, (ii) such FRG shares owned by BRS were rolled over into additional equity interests in Freedom VCM in connection with the FRG take-private transaction, and (iii) Mr. Kahn owed a total of $20,911 to the Company under the Advisory Agreement which amount was added to, and included in, the Amended and Restated Note.
Following these transactions, the Company owned an equity interest of $281,144 (based on the transaction price in the FRG take-private transaction) or 31% of the outstanding equity interests in Freedom VCM. Also in connection with the FRG take-private transaction, on August 21, 2023 all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to a Freedom VCM affiliate, which resulted in a loss of $78. In connection with the sale, the Freedom VCM affiliate assumed the obligations with respect to the Pathlight Credit Agreement, as further discussed in Note 13, and the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 (the “Freedom Receivables Note”) with payments of principal and interest on the note limited solely to performance of certain receivables held by BRRII.

On December 18, 2023, a wholly owned subsidiary of Freedom VCM entered into a transaction that resulted in the sale of all of the operations of WS Badcock to Conn’s in exchange for the issuance by Conn’s of 1,000,000 shares of Conn’s preferred stock (the “Preferred Shares”). The Preferred Shares issued by Conn’s to Freedom VCM, subject to the terms set forth in the Certificate of Designation, are nonvoting and are convertible into an aggregate of approximately 24,540,295 shares of non-voting common stock of Conn’s, which represented 49.99% of the issued and outstanding shares of common stock of Conn’s which resulted in consideration received by Freedom VCM of approximately $69,900. As a result of the convertible preferred stock having a conversion feature into 49.99% of the common stock of Conn’s, Freedom VCM is considered to have significant influence over Conn’s in accordance with ASC 323, Investments – Equity Method and Joint Ventures. On July 23, 2024, Conn’s filed a Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court as more fully discussed in Note 2(s).
On June 1, 2025, the United States Bankruptcy Court for the District of Delaware entered an Order Confirming the Ninth Amended Joint Chapter 11 Plan of Franchise Group, Inc. and its affiliated debtors pursuant to the FRG Plan. Under the FRG Plan, all equity interests and claims related thereto were cancelled and such equity interest holders, including Freedom VCM as an equity holder of Franchise Group, Inc. will not receive any property or distributions under the FRG Plan. As a result, of the FRG Plan, the Company does not expect to receive any proceeds or distributions from the equity investment in Freedom VCM. Prior to the write-off of the investment in Freedom VCM, the Company elected to account for the 31% equity investment under the fair value option. The following tables contain summarized financial information with respect to Freedom VCM, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of September 30, 2024 and 2023 correspond to amounts as of December 31, 2024 and 2023, respectively, of the Company; income statement amounts during the twelve months ended September 30, 2024 and 2023 correspond to amounts during the year ended December 31, 2024 and 2023, respectively, of the Company), which is the period in which the most recent financial information is available:

	As of September 30,
	2024	2023
Current assets	$871,102	$1,219,682
Noncurrent assets	$2,889,334	$3,142,660
Current liabilities	$569,281	$749,894
Noncurrent liabilities	$2,680,178	$2,695,446
Equity attributable to investee	$510,977	$917,003

	For the twelve months ended September 30
	2024	2023
Revenues	$3,131,138	$4,276,097
Cost of revenues	$1,991,258	$2,608,203
Net loss attributable to investees	$(391,385)	$(276,813)

As of December 31, 2024 and 2023, the fair value of the investment in Freedom VCM totaled zero and $287,043, and is included in securities and other investments owned, at fair value in the consolidated balance sheets. The change in fair value recorded in the statement of operations was an unrealized loss $287,043 for the year ended December 31, 2024 and an unrealized gain of $5,899 for the period from August 21, 2023 (date of investment) through December 31, 2023, respectively.

Babcock and Wilcox Enterprises, Inc, Equity Investment
The Company owns a 29.1% voting interest in B&W whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of September 30, 2024 and 2023, correspond to amounts as of December 31, 2024 and 2023, respectively, of the Company; income statement amounts during the twelve months ended September 30, 2024, 2023, and 2022, correspond to amounts during the year ended December 31, 2024, 2023, and 2022, respectively, of the Company):

	As of September 30,
	2024	2023
Current assets	$530,223	$542,300
Noncurrent assets	$274,410	$294,979
Current liabilities	$297,928	$393,539
Noncurrent liabilities	$709,823	$585,430
Equity attributable to investee	$(203,694)	$(142,316)
Noncontrolling interest	$576	$626

	For the twelve months ended September 30,
	2024	2023	2022
Revenues	$878,224	$1,022,064	$832,233
Cost of revenues	$721,112	$795,422	$651,493
Loss from continuing operations	$(55,910)	$(23,484)	$(3,958)
Net loss	$(59,482)	$(128,587)	$(2,052)
Net loss attributable to investees	$(67,019)	$(143,591)	$(13,868)
As of December 31, 2024 and 2023, the fair value of the investment in B&W totaled $45,012 and $40,072, respectively, and are included in securities and other investments owned, at fair value in the consolidated balance sheets.

Other Public Company Equity Investments
As of December 31, 2024, the Company no longer had significant influence related to the investment in Synchronoss Technologies, Inc. ("Synchronoss") since the Company's voting interest declined below 10% and is no longer entitled to board representation on Synchronoss. During the year ended December 31, 2024, the Company sold its entire equity investment in Alta Equipment Group, Inc. In the prior year, at December 31, 2023, the Company had a voting interest of 14% in Synchronoss Technologies, Inc. and 11% in Alta Equipment Group, Inc., and the Company had significant influence due to the equity ownership interest and board representation for both companies. The Company elected to account for these equity investments under the fair value option. The following tables contain summarized financial information for these companies, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of September 30, 2024 and 2023, correspond to amounts as of December 31, 2024 and 2023, respectively, of the Company; income statement amounts during the twelve months ended September 30, 2024, 2023, and 2022, correspond to amounts during the year ended December 31, December 31, 2024, 2023 and 2022, respectively, of the Company), which is the period in which the most recent financial information is available:

	Synchronoss		Alta Equipment Group, Inc.
	As of September 30,		As of September 30,
	2024	2023	2023
Current assets	$77,940	$85,903	$784,300
Noncurrent assets	$221,758	$275,304	$696,100
Current liabilities	$41,553	$74,528	$569,800
Noncurrent liabilities	$210,342	$166,673	$763,100
Equity attributable to investee	$47,803	$120,006	$147,500

	Synchronoss			Alta Equipment Group, Inc.
	For the twelve months ended September 30,			For the twelve months ended September 30,
	2024	2023	2022	2023	2022
Revenues	$170,789	$234,699	$264,829	$1,783,900	$1,499,500
Cost of revenues	$68,365	$82,167	$95,621	$1,298,900	$1,101,600
Net (loss) income attributable to investees	$(38,283)	$(45,468)	$(3,655)	$7,100	$6,500
As of December 31, 2024 and 2023, the fair value of the equity investment in Synchronoss was $7,200 and $8,780, respectively. As of December 31, 2023 and 2022, the fair value of the equity investment in Alta Equipment Group, Inc. was zero and $44,653, respectively. These amounts are included in securities and other investments owned in the consolidated balance sheets.

Other Equity Investments
As of December 31, 2024, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in five private companies at December 31, 2024 and six private companies at December 31, 2023. The following table contains summarized financial information for these companies, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of September 30, 2024 and 2023, correspond to amounts as of December 31, 2024 and 2023, respectively, of the Company; income statement amounts during the twelve months ended September 30, 2024, 2023, and 2022, correspond to amounts during the year ended December 31, 2024, 2023 and 2022, respectively, of the Company), which is the period in which the most recent financial information is available:

	As of September 30,
	2024	2023
Current assets	$215,927	$281,610
Noncurrent assets	$572,628	$627,858
Current liabilities	$86,672	$150,114
Noncurrent liabilities	$105,711	$277,638
Preferred stock	$—	$4,500
Equity attributable to investee	$596,172	$477,216

	For the twelve months ended September 30,
	2024	2023	2022
Revenues	$428,564	$551,374	$114,941
Cost of revenue and expenses	$320,364	$383,461	$55,780
Net (loss) income attributable to investees	$(43,372)	$35,898	$6,146
As of December 31, 2024 and 2023, the fair value of these investments totaled $29,562 and $81,685, respectively, and are included in securities and other investments owned, at fair value in the consolidated balance sheets.
(u) Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.
Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. ASC 350 – Intangibles - Goodwill and Other, as amended by Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment, permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates six reporting units, which are the same as its reporting segments described in Note 24 – Business Segments comprised of the Capital Markets segment, Wealth Management segment, Financial Consulting segment, Communications segment, the Consumer Products segment, the E-Commerce segment, and the All Other category. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

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

In performing the annual review of goodwill and other intangible assets at December 31, 2024, qualitative factors indicated it could be more likely than not that the carrying value of goodwill and other intangible assets for the Nogin reporting unit could be impaired and the tradename for the Targus reporting unit could be impaired. For the Targus reporting unit, there were also qualitative factors in performing the interim and annual analysis at June 30, 2024, December 31, 2023 and September 30, 2023 that indicated it could be more likely than not that the carrying value of goodwill and tradename for the Targus reporting unit could be impaired. As more fully described in Note 10, based on the results of these analyses, the Company recorded non-cash impairment charges of $105,373 during the year ended December 31, 2024 which included impairment charges related to (a) indefinite lived assets of $84,345 related to goodwill and $5,000 related to tradenames and (b) $16,028 related to finite-lived intangible assets for customer relationships, internally developed software and other intangible assets, and trademarks. The Company recorded non-cash impairment charges of $70,333 during the year ended December 31, 2023 which included impairment charges related to (a) indefinite lived assets of $53,100 related to goodwill and $15,500 related to tradenames and (b) $1,733 related to finite-lived tradename in the Capital Markets segment that was no longer used by the Company. There were no impairments of goodwill or indefinite-lived intangibles identified during the year ended December 31, 2022. During the year ended December 31, 2022, the Company recognized $4,174 impairment of finite-lived intangibles representing the carrying amount of tradenames and software development costs as a result of the reorganization and consolidation activities in the Wealth Management segment and the Communications segment, which was included as a restructuring charge in the Company's consolidated statements of operations.
(v) Fair Value Measurements
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC 820 - Fair Value Measurements. The investment strategy of these partnerships and investment funds is primarily for capital appreciation from investments in privately held technology and small and mid-cap companies. As of December 31, 2024 and 2023, partnership and investment fund interests valued at NAV of $15,867 and $35,196, respectively, and are included in securities and other investments owned in the accompanying consolidated balance sheets.
Securities and other investments owned also include investments in nonpublic entities that do not have a readily determinable fair value and do not report NAV per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. As of December 31, 2024 and 2023, the following table presents the carrying value of equity securities measured under the measurement alternative investments and the related adjustments recorded during the periods presented for those securities with observable price changes:

	December 31, 2024	December 31, 2023
Securities and other investments owned, carrying value	$67,100	$64,455
Upward carrying value changes	1,848	100
Downward carrying value changes/impairment	(2)	(21,395)
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
The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2024 and 2023.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2024 Using
	Fair value at December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$165,408	$124,892	$—	$40,516
Corporate bonds	29,027	25,461	3,566	—
Other fixed income securities	4,923	—	4,923	—
Total securities and other investments owned	199,358	150,353	8,489	40,516
Loans receivable, at fair value	90,103	—	—	90,103
Total assets measured at fair value	$289,461	$150,353	$8,489	$130,619

Liabilities:
Securities sold not yet purchased:
Corporate bonds	$1,891	$—	$1,891	$—
Other fixed income securities	3,784	—	3,784	—
Total securities sold not yet purchased	5,675	—	5,675	—
Contingent consideration	7,630	—	—	7,630
Total liabilities measured at fair value	$13,305	$—	$5,675	$7,630

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2023 Using
	Fair value at December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$647,122	$194,541	$—	$452,581
Corporate bonds	59,287	56,045	3,242	—
Other fixed income securities	2,989	—	2,989	—
Total securities and other investments owned	709,398	250,586	6,231	452,581
Loans receivable, at fair value	532,419	—	—	532,419
Total assets measured at fair value	$1,241,817	$250,586	$6,231	$985,000

Liabilities:
Securities sold not yet purchased:
Equity securities	$1,037	$1,037	$—	$—
Corporate bonds	5,971	—	5,971	—
Other fixed income securities	1,593	—	1,593	—
Total securities sold not yet purchased	8,601	1,037	7,564	—
Contingent consideration	27,985	—	—	27,985
Total liabilities measured at fair value	$36,586	$1,037	$7,564	$27,985

As of December 31, 2024 and 2023, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $130,619 and $985,000, respectively, or 7.3% and 16.2%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity.
The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2024:

	Fair value at December 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$34,654	Market approach	Multiple of EBITDA(2)	6.3x	6.3x
			Multiple of Sales	2.1x - 8.0x	3.1x
			Market price of related security	$9.97 - $11.10	$10.76
	5,862	Option pricing model	Annualized volatility	47.0% - 171.0%	87.0%
Loans receivable at fair value	86,150	Discounted cash flow	Market interest rate	7.3% - 69.1%	19.7%
	3,953	Market approach	Market price of related security	$9.60 - $16.48	$12.90
Total level 3 assets measured at fair value	$130,619
Liabilities:
Contingent consideration	7,630	Discounted cash flow	Market interest rate	5.0% - 7.5%	5.1%
			Revenue volatility	5.0% - 6.3%	5.8%
Total level 3 liabilities measured at fair value	$7,630
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2) Multiple of earnings before interest, taxes, depreciation, and amortization ("EBITDA").

The following table summarizes the significant unobservable inputs in the fair value measurement of level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2023:

	Fair value at December 31, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$324,279	Market approach	Multiple of EBITDA	0.7x - 13.5x	8.3x
			Multiple of Sales	0.8x to 3.5x	0.9x
			Market price of related security	$0.04 - $92.51	$12.27
	58,331	Discounted cash flow	Market interest rate	20.2% - 57.0%	24.60%
	69,971	Option pricing model	Annualized volatility	25.0% - 187.0%	67.0%
Loans receivable at fair value	512,522	Discounted cash flow	Market interest rate	10.0% - 41.6%	17.1%
	19,897	Market approach	Market price of related security	$19.87	$19.87
Total level 3 assets measured at fair value	$985,000
Liabilities:
Contingent consideration	27,985	Discounted cash flow	EBITDA volatility	70.0%	70.0%
			Asset volatility	69.0%	69.0%
			Market interest rate	8.5%	8.5%
			Revenue volatility	5.1%	5.1%
Total level 3 liabilities measured at fair value	$27,985
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.
The changes in Level 3 fair value hierarchy during the year ended December 31, 2024 and 2023 are as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period						Level 3 Balance at End of Period	Change in unrealized gains (losses) (3)
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases/ Originations	Sales	Settlements/ Repayments	Transfer in and/or out of Level 3 (2)
Year Ended December 31, 2024
Equity securities	$452,581	$(349,918)	$20	$3,862	$(78,197)	$13,245	$(1,077)	$40,516	$(65,839)
Loans receivable at fair value	532,419	(325,499)	5,420	107,025	(30,936)	(198,326)	—	90,103	(335,295)
Contingent consideration	27,985	2,324	—	1,055	—	(12,921)	(10,813)	7,630	—

Year Ended December 31, 2023
Equity securities	$153,972	$(4,600)	$(22)	$341,802	$(44,383)	$—	$5,812	$452,581	$(21,987)
Loans receivable at fair value	701,652	20,225	(3,105)	531,844	(84,984)	(632,963)	(250)	532,419	21,641
Contingent consideration	31,046	(4,537)	—	3,381	—	(1,905)	—	27,985	—
(1) - Fair value adjustments during the year ended December 31, 2024 includes the following: $(349,918) of realized and unrealized gains (losses) on equity securities is comprised of $(70,437) of realized and unrealized gains (losses) included in trading (loss) income and $(279,481) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $(325,499) of fair value adjustments on loans included in fair value adjustments on loans, and $2,324 related to contingent consideration included in selling, general and administrative expenses in the consolidated statement of operations. Fair value adjustments during the year ended December 31, 2023 includes the following: $(4,600) of realized and unrealized gains (losses) on equity securities is comprised of $10,883 of realized and unrealized gains (losses) included in trading (loss) income and $(15,483) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $20,225 of fair value adjustments on loans included in fair value adjustments on loans, and $(4,537) related to contingent consideration included in selling, general and administrative expenses in the consolidated statement of operations.
(2) - The $10,813 transfer out of Level 3 represents the reclassification of contingent consideration associated with Atlantic Coast Recycling to liabilities held for sale during the year ended December 31, 2024. Refer to Note 4 for more information.
(3) - For the years ended December 31, 2024 and 2023, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.

The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of December 31, 2024 and 2023, the senior notes payable had a carrying amount of $1,530,561 and $1,668,021, respectively, and a fair value of $769,476 and $1,127,503, respectively. The aggregate carrying amount of the Company's notes payable, revolving credit facility, and term loans of $243,779 and $688,343 as of December 31, 2024 and 2023, respectively, approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.
The investments in nonpublic entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in realized and unrealized gains (losses) on investments on the consolidated statements of operations. These investments are evaluated on a nonrecurring basis based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of these investments in nonpublic entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments. Investments in nonpublic entities that do not report NAV are subject to a qualitative assessment for indicators of impairment. If indicators of impairment are present, the Company is required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.
The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2024 and 2023. These investments were measured due to an observable price change or impairment during the years ended December 31, 2024 and 2023.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2024
Investments in nonpublic entities that do not report NAV	$7,294	$—	$7,294	$—
As of December 31, 2023
Investments in nonpublic entities that do not report NAV	$1,628	$—	$1,602	$26
(w) Foreign Currency Translation
The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains were $2,831, losses were $2,289, and gains were $1,920, during the years ended December 31, 2024, 2023, and 2022, respectively. These amounts are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.
(x) Redeemable Noncontrolling Interests in Equity of Subsidiaries
The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the class A ordinary shareholders in the BRPM 250 sponsored SPAC and the 20% noncontrolling interest of Lingo Management, LLC (“Lingo”), which on February 24, 2023, the Company acquired, increasing its ownership interest in Lingo to 100%. These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the consolidated balance sheet, outside of the permanent equity section. The class A ordinary shareholders of BRPM 250 have redemption rights that are considered to be outside of the Company’s control. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within retained earnings (accumulated deficit). The operating agreement with Lingo has provisions which result in the noncontrolling interest being accounted for as temporary equity. Net income (losses) are reflected in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in the consolidated statement of operations.

Changes to redeemable noncontrolling interest consist of the following:

Amount
Balance, December 31, 2022	178,622
Net loss	(146)
Purchase of Lingo minority interest	(11,190)
Remeasurement adjustments for Lingo and BRPM 250	8,477
Redemption of BRPM 250 Class A common stock	(175,763)
Balance, December 31, 2023	$—
(y) Common Stock Warrants
On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company with a warrant expiration date of February 2025 (the “BR Brands Warrants”) in connection with the acquisition of the majority ownership interest in BR Brand Holdings LLC. The BR Brands Warrants entitle the holders of the warrants to acquire shares of the Company’s common stock from the Company at an exercise price of $26.24 per share. One-third of the BR Brands Warrants immediately vested and became exercisable upon issuance, and the remaining two-thirds of warrants vested and became exercisable on the second anniversary of the closing, upon the BR Brands’ satisfaction of specified financial performance targets. The BR Brands warrants expired in February 2025. As of December 31, 2024 and 2023, zero and 200,000 BR Brands warrants were outstanding, respectively. In April 2024, 200,000 shares of the Company's common stock were issued in connection with the exercise of all of the warrants for cash in the amount of $653.
(z) Equity Method Investments
As of December 31, 2024 and 2023, an equity investment that is accounted for under the equity method of accounting had a carrying value of $85,487 and $2,087, respectively, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The Company’s share of earnings or losses from equity method investees included in income (loss) from equity investments was $31 and $(152) during the year ended December 31, 2024 and 2023, respectively, in the consolidated statements of operations.
bebe stores, inc.

The Company had a 40.1% ownership interest in bebe at December 31, 2022 which was accounted for under the equity method of accounting for the periods presented prior to the Company obtaining a controlling interest in bebe on October 6, 2023 due to the purchase of an additional 3,700,000 shares for an aggregate purchase price of $18,500 that resulted in an increase in the Company’s ownership to 76.2%. Prior to October, 2023, the investment in bebe was included in prepaid expenses and other assets in the consolidated balance sheets. On October 6, 2023, the fair value of the Company's existing equity interest in bebe was revalued at $30,575 as a result of obtaining a controlling interest from the purchase of additional shares.

The carrying value of the Company’s equity method investment in bebe was remeasured at fair value in the amount of $30,575 on October 6, 2023 upon obtaining the controlling interest in bebe. Since the transaction price to obtain the controlling interest on a per share basis was less than the aggregate carrying value of the Company’s investment by $12,891, upon remeasurement, the Company recorded a loss for this in the amount of $12,891 at September 30, 2023, which is included in other income (expense) - change in fair value of financial instruments and other in the accompanying consolidated statements of operations. Total revenues and net income of bebe during the year ended December 31, 2022 was $55,452 and $17,423, respectively. During the years ended December 31, 2023, and 2022, the Company received dividends from the equity investment in bebe of $245, and $3,197, respectively.

Great American Group
As discussed in Note 4 – Discontinued Operations and Assets Held for Sale, after the completion of the sale of a majority interest in Great American NewCo on November 15, 2024, the Company retained a non-controlling equity interest which is comprised of (a) 93.2% of the issued and outstanding class B preferred limited liability company units of Great American NewCo (which will have a 2.3% payment-in-kind coupon and an initial aggregate liquidation preference of approximately $183,000) (the “Class B Preferred Units”) and (b) 44.2% of the issued and outstanding Common Units. This equity method investment is accounted for in the Company’s financial statements under the equity method of accounting a quarter in arrears, and no income or loss has been recorded in the Company’s consolidated financial statements for this equity method investment for the period November 15, 2024 to December 31, 2024.
Upon deconsolidation of Great American NewCo, the Company's equity investment was valued at $82,462 and is included in prepaid expenses and other assets in the consolidated balance sheet. The fair value of the equity investment at November 15, 2024, is comprised of the Class B Preferred Units and the Common Units owned by the Company. The Class B Preferred Units were valued at November 15, 2024 using a discounted cash flow model with a discount rate of 19.2% with an estimated investment exit date of five years from the transaction date. The fair value of the common units at November 15, 2024 was determined using a market multiple approach utilizing an EBITDA multiple of 8.3 based upon guideline public companies and further supported by the transaction price in the Equity Purchase Agreement.
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
(aa) Supplemental Non-cash Disclosures
During the year ended December 31, 2024, there was non-cash investing activity related to the receipt of a note receivable in the amount of $2,000 related to the sale of certain assets, $53,530 related to a loan receivable, at fair value that converted into equity securities, DIP loan conversion to purchase consideration equity for the purchase of Nogin in the amount of $37,700, and the receipt of $16,698 in loans receivable and $82,462 in non-controlling equity interest related to the sale of Great American Group During the year ended December 31, 2024, there was non-cash financing activity related to the Company's redemption of its 6.375% Senior Notes due 2025 in the aggregate principal amount of $1,130 in exchange for 36,903 shares of its common stock at fair value of $1,011 for a net gain on extinguishment of debt of $120. During the year ended December 31, 2024, other non-cash activities included the recognition of new operating lease right-of-use assets, and corresponding operating lease liabilities, of $3,720.
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
(ab) Variable Interest Entities
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
On August 21, 2023, in connection with the FRG take-private transaction, one of the Company's subsidiaries and an affiliate of Mr. Kahn (the “Kahn Borrower”) entered into an amended and restated a promissory note. The Company was not involved in the design of the Kahn Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Kahn Borrower that significantly impact the economics of the Kahn Borrower. Since the Company does not have the power to direct the activities of the Kahn Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Kahn Borrower. The promissory note is included in loans receivable, at fair value in the Company’s consolidated financial statements and is a variable interest in accordance with the accounting guidance. As of December 31, 2024, the collateral underlying the promissory note was impaired, and the fair value of the promissory note was significantly reduced due to Freedom VCM's Chapter 11 bankruptcy filing on November 3, 2024 (see Notes 2(s) and 2(t) for further discussion). As of December 31, 2024 and 2023, the maximum amount of loss exposure to the VIE on a fair value basis was $2,057 and $209,395.
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
Placement agent fees attributable to such arrangements during the years ended December 31, 2024, 2023, and 2022 were $866, $3,382, and $12,576, respectively, and are included in services and fees in the consolidated statements of operations.

The carrying amounts included in the Company’s consolidated financial statements related to variable interests in VIEs that were not consolidated is shown below.

	December 31, 2024	December 31, 2023
Securities and other investments owned, at fair value	$—	$28,573
Loans receivable, at fair value	28,193	250,801
Other assets	3,359	11,418
Maximum exposure to loss	$31,552	$290,792
Bicoastal Alliance, LLC (“Bicoastal”)
On May 3, 2024, as part of the acquisition of Nogin, the Company acquired a 50% equity interest in Bicoastal through a wholly owned subsidiary of Nogin. Bicoastal is a holding company designed to manage the investments, including strategy and operations, for two brand apparel operating companies. The Company determined Bicoastal is a variable interest entity as it does not have sufficient resources to carry out its management activities without additional financial support. The Company determined that it has the power to direct the activities that most significantly impact Bicoastal’s economic performance, has more equity capital at risk, and is expected to continue to fund operations. Therefore, the Company determined that it is the primary beneficiary of Bicoastal and has consolidated its results into the Company’s consolidated financial statements.
On August 14, 2024, Bicoastal entered into an agreement to acquire the remaining 50% equity interest upon paydown of a $700 note payable to the noncontrolling interest noteholder with a final repayment date and equity ownership interest transfer date of June 30, 2025. Subsequent to December 31, 2024 this equity interest was included in the assets of Nogin that were transferred to an assignee for the benefits of creditors as more fully described in Note 25.
B. Riley Principal 250 Merger Corporation (“BRPM”)
In 2021, the Company along with BRPM 250, a newly formed special purpose acquisition company incorporated as a Delaware corporation, consummated the initial public offering of 17,250,000 units of BRPM 250. Each Unit of BRPM 250 consisted of one share of class A common stock and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of BRPM 250 class A common stock at an exercise price of $11.50 per share. The BRPM 250 Units were each sold at a price of $10.00 per unit, generating gross proceeds to BRPM 250 of $172,500. These proceeds were deposited in a trust account established for the benefit of the BRPM 250 class A public shareholders and was included in prepaid expenses and other assets in the consolidated balance sheets. These proceeds are invested only in U.S. treasury securities in accordance with the governing documents of BRPM 250. Under the terms of the BRPM 250 initial public offering, BRPM 250 was required to consummate a business combination transaction within 24 months (or 27 months under certain circumstances) of the completion of its respective initial public offering.
In connection with the completion of the initial public offering of BRPM 250, the Company invested in the private placement units of BRPM 250. BRPM 250 was determined to be a VIE because it did not have enough equity at risk to finance its activities without additional subordinated financial support. The Company had determined that the class A shareholders of BRPM 250 do not have substantive rights as shareholders of BRPM 250 since these equity interests are determined to be temporary equity. As such, the Company has determined that it is the primary beneficiary of BRPM 250 as it has the right to receive benefits or the obligation to absorb losses, as well as the power to direct a majority of the activities that significantly impact BRPM 250’s economic performance. Since the Company is determined to be the primary beneficiary, BRPM 250 was consolidated into the Company’s consolidated financial statements.
In 2021, the Company formed BRPM 150 a special purpose acquisition company and raised $172,500 of gross proceeds. BRPM 150 was determined to be a VIE because the entity did not have enough equity at risk to finance its activities without additional subordinated financial support. The Company determined that the class A shareholders of BRPM 150 did not have substantive rights as shareholders of BRPM 150 since the equity interests were determined to be temporary equity. As such, the Company has determined that it is the primary beneficiary of BRPM 150 as it has the right to receive benefits or the obligation to absorb losses of the entity, as well as the power to direct a majority of the activities that significantly impact BRPM 150’s economic performance. Since the Company was determined to be the primary beneficiary, BRPM 150 was consolidated into the Company’s financial statements in 2022 for the period January 1, 2022 through July 19, 2022. On July 19, 2022, BRPM 150 completed a business combination with FaZeClan Holdings, Inc.

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
(ac) Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. Certain amounts reported in Inventory during the year ended December 31, 2023 have been reclassified as rental merchandise, net in the prepaid expenses and other assets note during the year ended December 31, 2024. In addition, certain amounts reported in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2023 have been reclassified to loss on extinguishment of debt. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations and held for sale, see Note 4. These reclassifications had no effect on previously reported net income (loss), total assets, total liabilities, or stockholders' equity (deficit).
(ad) Contingent Consideration
Contingent consideration is comprised of contractual earnouts or milestones in connection with the Company's purchase of businesses and is initially recorded as purchase consideration in the purchase price allocation with a corresponding liability at the acquisition date measured at fair value with valuation methodologies as described in Note 2(v). Subsequent changes in the fair value of contingent consideration during the reporting period are recognized in selling, general and administrative expenses in the Company’s consolidated statements of operations.
(ae) Transfer of Financial Assets
As discussed in more detail in Note 4 - Discontinued Operations and Assets Held for Sale, the Company's controlling and non-controlling equity interest in assets and certain intellectual properties related to the Brands Transaction were contributed and transferred to a securitization financing vehicle in exchange for consideration upon sale. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that preclude it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets. Transfers of assets that meet the sale criteria under ASC 860, Transfers and Servicing, are derecognized from the Consolidated Balance Sheets at the time of transfer, and assets and liabilities incurred in connection with transfers reported as sales are initially recognized in the Consolidated Balance Sheets at fair value. Gains and losses stemming from transfers reported as sales are included in the "Income from discontinued operations, net of income taxes" line item in the Consolidated Statements of Operations.
(af) Recent Accounting Standards
Not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires additional expense disclosures by public entities in the notes to the financial statements. The ASU outlines the specific costs that are required to be disclosed which include such costs as: purchases of inventory, employee compensation, depreciation, intangible asset amortization, selling costs, and depreciation, depletion, and amortization related to oil and gas production. It also requires qualitative descriptions of the amounts remaining in the relevant expense income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's definition of selling expenses. The disclosures are required for each interim and annual reporting period. In January 2025, the FASB issued ASU 2025-01 which clarified the effective date for entities that do not have an annual reporting period that ends on December 31st. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.

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
Recently adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company adopted the new standard effective December 31, 2024. As a result, the Company has enhanced our segment disclosures in Note 24 "Business Segments" to include the titles and positions of individuals comprising the CODM and significant expense categories and amounts included in segment profit or loss that are regularly provided to the CODM. The adoption of this ASU affects only the disclosures, with no impacts to the financial position and results of operations.
NOTE 3 — ACQUISITIONS
2024 Acquisitions
On May 3, 2024, one of the Company’s wholly owned subsidiaries completed the acquisition of Nogin for a total purchase consideration of approximately $56,370, which consisted of $37,700 in DIP financing (see Note 2(s)) and an additional $18,670 in cash consideration. To fund the $18,670 in cash consideration, contemporaneous with the closing, the acquired company issued $15,000 of convertible debt. In accordance with ASC 805, the Company used the acquisition method of accounting for this acquisition. Goodwill of $56,028 and other intangible assets of $17,350 were recorded as a result of the acquisition. The acquisition complements the Company's principal investments strategy and offers potential growth to the Company's portfolio of principal investments.
The assets and liabilities of Nogin, both tangible and intangible, were recorded at their estimated fair values as of the May 3, 2024 acquisition date. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Nogin, were charged against earnings in the amount of $2,425 and included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. Nogin goodwill recognized subsequent to the acquisition will be non-deductible for tax purposes.
The fair value of acquisition consideration and purchase price allocation were as follows:

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
During the year ended December 31, 2024, goodwill for Nogin increased by $1,636 related to certain purchase price accounting adjustments.
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Category	Useful life	Fair Value
Customer relationships	9 Years	$10,300
Internally developed software and other intangibles	8 Years	3,950
Trademarks	10 Years	3,100
Total		$17,350
As described in Note 2(s), the Company had entered into a Chapter 11 RSA with Nogin prior to the acquisition date. As part of Nogin's Chapter 11 restructuring activities, it ceased the sale of brand apparel merchandise and eliminated warehousing and other costs associated with the inventory, among other things. The Company has determined that the preparation of pro forma financial information would be impracticable due to the significant estimates of amounts needed to reflect Nogin's historical financial information with its operations emerging from bankruptcy.
2023 Acquisitions
On October 6, 2023, the Company purchased an additional 3,700,000 shares of bebe for an aggregate purchase price of $18,500, resulting in an increase in the Company's ownership interest to 76.2%. The purchase of these additional shares resulted in the Company having a majority voting interest in bebe and the consolidation of bebe financial results for periods subsequent to October 6, 2023. The Company used the acquisition method of accounting and determined the fair value of assets exceeded consideration by $15,903 which was recorded as a bargain purchase gain during the three months ended December 31, 2023. The gain on bargain purchase was included within other income (expense) in gain on bargain purchase in the consolidated statements of operations. The bargain purchase gain resulted from the Company’s specific deferred tax asset attributes associated with the utilization of bebe’s net operating losses. bebe is included in the All Other category that is reported with Corporate and Other in Note 24 – Business Segments.

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

The fair value of acquisition consideration and purchase price allocation were as follows:

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

Pro Forma (unaudited)
Year Ended December 31,
2022

Revenues	$1,418,291
Net (loss) income	$(138,448)
Net (loss) income attributable to B. Riley Financial, Inc.	$(141,683)
Net (loss) income attributable to common shareholders	$(149,691)

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
Other Acquisitions
During the year ended December 31, 2022, the Company converted $17,500 of a loan receivable with Lingo into equity and the Company's ownership interest in Lingo increased from 40% to 80%. This resulted in the consolidation of Lingo and the pre-existing equity method investment was remeasured at fair value resulting in the recognition of a gain of $6,790, which is included in trading (losses) income in the consolidated statements of operations. Upon the consolidation of Lingo on May 31, 2022, the total fair value of the assets of Lingo was $116,500 and the fair value of the 20% noncontrolling interest was $8,021. As part of the acquisition, the Company assumed liabilities in the amount of $32,172 and recorded goodwill of $34,412 and other intangible assets of $63,000 were recorded in the accompanying consolidated balance sheet.
The Company also completed the acquisitions of BullsEye Telecom, Inc. (“BullsEye”), FocalPoint Securities LLC (“FocalPoint”), and Atlantic Coast Fibers (“ACR”) (and related businesses). In accordance with ASC 805, the Company used the acquisition method of accounting for these acquisitions, none of which were material to the Company's consolidated financial statements. The aggregate purchase price consideration consisted of $145,987 in cash, $20,320 in issuance of common stock of the Company, $52,969 in assumed debt and other consideration payable. The purchase price allocation consisted of $151,925 in goodwill, $52,860 in intangible assets, and $2,522 in net assets acquired. The results of operations of the acquisitions which were not material, have been included in our consolidated financial statements from the date of purchase. During the year ended December 31, 2023, certain working capital holdback provisions in the BullsEye purchase agreement were finalized resulting in the Company receiving $672 of cash, which reduced goodwill from $151,925 to $151,253.

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
NOTE 4 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Assets Held For Sale
Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26,037, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 19.3%, of total assets under management ("AUM") as of December 31, 2024.
Atlantic Coast Recycling
On March 3, 2025, the Company and BR Financial, B. Riley Environmental Holdings, LLC, and other indirect subsidiaries of the Company which included the Atlantic Companies, entered into the MIPA, whereby the Interests owned by BR Financial and the minority holders were sold to a third party in accordance with the terms of the MIPA on March 3, 2025. The Interests were sold to the third party on March 3, 2025 for a purchase price of $102,478, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68,638 to the Company after adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68,638 of cash proceeds received by the Company, approximately $22,610 was used to pay interest, fees, and principal on the Credit Facility entered into with Oaktree Capital Management, L.P. on February 26, 2025 as further discussed in Note 25 – Subsequent Events. A gain of $52,705 was recognized in the first quarter of 2025 from this sale.

The Company determined that the assets and liabilities associated with the Wealth Management and Atlantic Coast Recycling transactions met the criteria under ASC 360 Impairment and Disposal of Long-Lived Assets to be classified as held for sale as of December 31, 2024 and are properly presented in the Consolidated Balance Sheets. Operating results from the disposal groups comprising the Wealth Management business and Atlantic Coast Recycling contributed to Wealth Management and All Other segment categories, respectively, operating incomes for the year ended December 31, 2024.

Assets and liabilities held for sale consist of the following:

	As of December 31, 2024
		Atlantic
	Wealth	Coast
	Management	Recycling	Total

Assets Held for Sale
Cash and cash equivalents	$—	$1,324	$1,324
Accounts receivable, net of allowance of $18	—	3,698	3,698
Prepaid expenses and other assets	3,704	2,427	6,131
Operating lease right-of-use assets	512	21,127	21,639
Property and equipment, net	71	22,799	22,870
Goodwill	13,861	3,280	17,141
Other intangible assets, net	2,678	9,242	11,920
Total assets held for sale	$20,826	$63,897	$84,723

Liabilities Held for Sale
Accounts payable	$—	$1,410	$1,410
Accrued expenses and other liabilities	—	13,290	13,290
Operating lease liabilities	525	24,371	24,896
Notes payable	—	1,909	1,909
Total liabilities held for sale	$525	$40,980	$41,505
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
Brands Transaction
On October 25, 2024, the Company completed a transaction whereby the Company contributed and transferred its controlling equity interest in the assets and intellectual properties related to the licenses of Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore (or “Six Brands”), which were previously consolidated in the Company's financial statements, and the noncontrolling equity interests the Company owned in the assets and intellectual properties of Hurley, Justice, and Scotch & Soda (collectively with Six Brands the “Brands Interests”), which the Company had elected to account for the equity investments under the fair value option, into a securitization financing vehicle in exchange for $189,300 in net proceeds. As noted in Note 2(ae) - Transfer of Financial Assets, the Company accounted for this transfer of financial assets as a sale. During the year ended December 31, 2024, upon deconsolidation of the Six Brands, the Company recognized a loss on disposal of discontinued operations of $(40,782) and the Company recognized a write-down in the fair value of the equity investments in Hurley, Justice, and Scotch & Soda of $(87,810) that is reported in realized and unrealized (losses) gains on investments in discontinued operations below. In addition, the Company’s ownership interest in the Brand Interests will be reported as a non-controlling equity investment that is estimated to have a nominal value as a result of the liquidation preferences and notes that were issued as part of the secured financing.
Additionally, in connection with the Brands Interests contribution and transfer noted above, the Company entered into a membership interest purchase agreement dated October 25, 2024, whereby the Company’s subsidiary bebe sold its limited liability company equity interests in BB Brand Holdings and BKST Brand Management (the “bebe Brands”), which the Company had elected to account for the equity investments in the bebe Brands under the fair value option for $46,624 in net cash proceeds. During the year ended December 31, 2024, the Company recognized a write-down in fair value of equity investment in the bebe Brands of $(21,386) that is reported in realized and unrealized (losses) gains on investments in discontinued operations below. Upon closing of the bebe Brands sale, proceeds of $22,188 was used to pay off the then outstanding balance of the bebe Credit Agreement in full (see Note 13 — Term Loans and Revolving Credit Facility) and $224 of loan-related pay off expenses. Collectively, the bebe Brands sale and the contribution and transfer of Brands Interest comprise the Brands Transaction.
The Brands Interests and bebe Brands were historically reported within All Other category - generating operating revenues from the Company's majority owned subsidiary that licenses the trademarks and intellectual properties from Six Brands. The bebe Brands equity investments also generated other income from dividends the Company received from the equity ownership of investments that range from 10% to 50% in companies that license the trademark and intellectual property of bebe and Brookstone brands (equity ownership of bebe stores, inc., our majority owned subsidiary).
The Company analyzed the quantitative and qualitative factors relevant to the divestiture of the brand assets, including the fair value adjustments and dividends received from the brand assets significance to the overall net income and earnings per share, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation. The Company has no significant continuing involvement with operations and management of the Brands Interests and bebe Brands post-disposition.
Great American Group
On November 15, 2024, the Company entered into an equity purchase agreement, dated October 13, 2024 (the “Equity Purchase Agreement”), to sell 52.6% ownership stake in the Appraisal and Valuation Services, Real Estate, and Retail, Wholesale & Industrial Solutions businesses (collectively, the "Great American Group") to Oaktree and/or its affiliates (collectively, “Oaktree”), a global asset manager. Subject to the terms and conditions set forth in, the Equity Purchase Agreement, the Company conducted an internal reorganization and contributed all of the interests in the “Great American Group”, to Great American Holdings, LLC, a newly formed holding company ("Great American NewCo"). At the Closing, (i) Oaktree received (a) all of the outstanding class A preferred limited liability units of Great American NewCo (which will have a 7.5% cash coupon and a 7.5% payment-in-kind coupon) (the “Class A Preferred Units”) and (b) common limited liability units of Great American NewCo (the “Common Units”) representing 52.6% of the issued and outstanding common limited liability units in Great American NewCo for a purchase price of approximately $203,000 (with an initial liquidation preference of approximately $203,000). The Company retains (a) 93.2% of the issued and outstanding class B preferred limited liability company units of Great American NewCo (which will have a 2.3% payment-in-kind coupon and an initial aggregate liquidation preference of approximately $183,000) (the “Class B Preferred Units”) and (b) 44.2% of the issued and outstanding Common Units. The remaining 6.8% of issued and outstanding Class B Preferred Units and 3.2% of issued and outstanding Common Units will be held by certain minority investors. The Company will account for its non-controlling equity interest in Great American NewCo using the equity method of accounting (refer to Note 2(z) Equity Method Investments) with its carrying value included in the “Prepaid and other assets” line item in the consolidated balance sheets (refer to Note 8 — Prepaid Expenses and Other Assets).
The Great American Group, which was historically reported within the Auction and Liquidation segment—providing auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property, and real property—and within the Financial Consulting segment—offering bankruptcy, financial advisory, forensic accounting, real estate consulting, and valuation and appraisal services—were divested. The Company recorded a net gain of $258,286 to the "Income from discontinued operations, net of taxes" line item in the Consolidated Statements of Operations. The net after-tax proceeds from this transaction were used to repay certain debt obligations and focus on the core operating subsidiaries.
The Company analyzed the quantitative and qualitative factors relevant to the sale of the Great American Group, including the significance of the operating income generated from the appraisal, real estate consulting and auction and liquidation operations to the overall net income (loss), net (loss) income per share, and net assets, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation.

Continuing Involvement

In addition to retaining an equity interest accounted for under the equity method of accounting, at the closing of the transaction, the Company entered into a Transition Services Agreement, pursuant to which the Company will provide certain transition services to Great American NewCo relating for the Great American Group for a period of up to one year from the Closing. Additionally, the Company entered into a credit agreement, pursuant to which an affiliate of the Company, as lender, will provide to Great American NewCo, as borrower, a first lien secured revolving credit facility of up to $25,000 for general corporate purposes, subject to the terms and conditions set forth therein, which had an outstanding balance of $1,698 at closing, and entered into promissory notes which totaled $15,332 related to capital requirements for certain retail liquidation engagements that were ongoing as of closing.

On November 15, 2024, in connection with the GA Group Transaction as described above, the asset based credit facility with Wells Fargo Bank, National Association (the “Credit Agreement”) with a maximum borrowing limit of $200,000 and a maturity date of April 20, 2027, which provided for cash advances and the issuance of letters of credit on retail liquidation engagements under the credit facility, was terminated. There were no outstanding balances on this credit facility as of December 31, 2024 and 2023 or at the time of termination.
The major classes of assets and liabilities included in discontinued operations were as follows:

	Brands Transaction	Great American Group	Total
	December 31, 2023
ASSETS
Assets:
Cash and cash equivalents	$845	$8,429	$9,274
Securities and other investments owned, at fair value	283,057	—	283,057
Accounts receivable, net	3,232	11,228	14,460
Prepaid expenses and other assets	—	1,655	1,655
Operating lease right-of-use assets	—	438	438
Goodwill	—	5,688	5,688
Other intangible assets, net	123,769	—	123,769
Total assets	$410,903	$27,438	$438,341
LIABILITIES
Liabilities:
Accounts payable	$—	$558	$558
Accrued expenses and other liabilities	1,193	25,350	26,543
Due to related parties and partners	—	251	251
Deferred revenue	724	205	929
Operating lease liabilities	—	475	475
Total liabilities	$1,917	$26,839	$28,756

Revenues and income (loss) from discontinued operations were as follows (in thousands):

	Brands Transaction			Great American Group			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenues:
Services and fees	$14,755	$18,136	$18,940	$80,612	$85,484	$60,732	$95,367	$103,620	$79,672
Interest income - loans	—	—	—	—	—	4,587	—	—	4,587
Sale of goods	—	—	—	21,574	74,203	56,928	21,574	74,203	56,928
Total revenues	14,755	18,136	18,940	102,186	159,687	122,247	116,941	177,823	141,187
Operating expenses:
Direct cost of services	—	—	—	24,363	24,729	23,920	24,363	24,729	23,920
Cost of goods sold	—	—	—	17,992	40,515	17,893	17,992	40,515	17,893
Selling, general and administrative expenses	3,071	3,379	5,218	52,425	55,189	54,570	55,496	58,568	59,788
Total operating expenses	3,071	3,379	5,218	94,780	120,433	96,383	97,851	123,812	101,601
Operating (loss) income	11,684	14,757	13,722	7,406	39,254	25,864	19,090	54,011	39,586
Other income (expense):
Interest income	—	—	—	6	—	—	6	—	—
Dividend income	32,568	35,029	28,023	—	—	—	32,568	35,029	28,023
Realized and unrealized (losses) gains on investments	(109,196)	(536)	46,461	—	—	—	(109,196)	(536)	46,461
Losses on extinguishment of loans and other	(434)	—	—	—	(750)	—	(434)	(750)	—
Loss from equity method investments	—	—	—	—	(29)	—	—	(29)	—
(Loss) gain on disposal of discontinued operations	(40,782)	—	—	258,286	—	—	217,504	—	—
Interest expense	(2,274)	(680)	—	(30,089)	(30,093)	(183)	(32,363)	(30,773)	(183)
(Loss) income from discontinued operations before income taxes	(108,434)	48,570	88,206	235,609	8,382	25,681	127,175	56,952	113,887
Provision for income taxes	(1,212)	—	—	(48)	(2,422)	(1,396)	(1,260)	(2,422)	(1,396)
(Loss) income from discontinued operations, net of income taxes	$(109,646)	$48,570	$88,206	$235,561	$5,960	$24,285	$125,915	$54,530	$112,491
Interest expense for discontinued operations is based upon the amount of debt that was required to be repaid as a result of the Brands Transaction and Great American Group transaction described above and amount to $32,363, $30,773 and $183 for the year ended December 31, 2024, 2023 and 2022, respectively.
Cash flows from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash from discontinued operations provided by (used in):
Operating activities	$20,090	$41,057	$89,205
Investing activities	401,114	—	—
Financing activities	(428,571)	(79,138)	(57,174)
Effect of foreign currency on cash	(1,891)	2,495	(807)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,258)	$(35,586)	$31,224

Supplemental disclosures from cash flows were as follows (in thousands):

	Year Ended December 31,
Supplemental disclosures from cash flows:	2024	2023	2022
Interest paid - Continuing Operations	$210,349	$285,288	$178,670
Interest paid - Discontinued Operations	29,949	30,021	14,717
Interest paid - Total	$240,298	$315,309	$193,387
Taxes paid - Continuing Operations	4,751	20,119	49,347
Taxes paid - Discontinued Operations	2,173	2	10
Taxes paid - Total	$6,924	$20,121	$49,357
NOTE 5 — RESTRUCTURING CHARGE
The Company recorded restructuring charges in the amount of $1,522, $2,131, and $9,011 during the years ended December 31, 2024, 2023, and 2022, respectively.
The restructuring charges during the year ended December 31, 2024 were primarily related to reorganization and consolidation activities in the Communications segment and Consumer Products segment, which consisted of reductions in workforce.
The restructuring charges during the year ended December 31, 2023 were primarily related to reorganization and consolidation activities in the Wealth Management segment, Communications segment, and Consumer Products segment. Reorganization and consolidation activities consisted of reductions in workforce and facility closures.
The following tables summarize the changes in accrued restructuring charge during the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$2,540	$2,335	$624
Restructuring charge	1,522	2,131	9,011
Cash paid	(2,158)	(2,253)	(2,712)
Non-cash items	(588)	327	(4,588)
Balance, end of year	$1,316	$2,540	$2,335

The following table summarizes the restructuring activities by reportable segment during the years ended December 31, 2024, 2023, and 2022:

	Wealth Management	Communications	Consumer Products	Total
Restructuring charges for the year ended December 31, 2024:
Employee termination costs	$—	$379	$1,143	$1,522
Total restructuring charge	$—	$379	$1,143	$1,522

Restructuring charges for the year ended December 31, 2023:
Employee termination costs	$—	$1,540	$530	$2,070
Facility closure and consolidation charge	61	—	—	61
Total restructuring charge	$61	$1,540	$530	$2,131

Restructuring charges for the year ended December 31, 2022:
Employee termination costs	$1,150	$1,054	$—	$2,204
Impairment of intangibles	2,012	2,162	—	4,174
Facility closure and consolidation charge	1,792	841	—	2,633
Total restructuring charge	$4,954	$4,057	$—	$9,011

NOTE 6 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2024 and 2023:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of December 31, 2024
Securities borrowed	$43,022	$—	$43,022	$43,022	$—
Securities loaned	$27,942	$—	$27,942	$27,942	$—
As of December 31, 2023
Securities borrowed	$2,870,939	$—	$2,870,939	$2,870,939	$—
Securities loaned	$2,859,306	$—	$2,859,306	$2,859,306	$—
_______________________

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.

(2)	Includes the amount of cash collateral held/posted.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Remaining contractual maturity		Remaining contractual maturity
	Overnight and continuous	Total	Overnight and continuous	Total
Securities lending transactions
Corporate securities - fixed income	$310	$310	$283,809	$283,809
Equity securities	42,712	42,712	2,575,919	2,575,919
Non-US sovereign debt	—	—	11,211	11,211
Total borrowings	$43,022	$43,022	$2,870,939	$2,870,939

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
NOTE 7 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, include the following:

	December 31, 2024	December 31, 2023
Accounts receivable	$86,449	$95,102
Investment banking fees, commissions and other receivables	12,008	13,109
Total accounts receivable	98,457	108,211
Allowance for credit losses	(10,073)	(7,175)
Accounts receivable, net	$88,384	$101,036
Additions and changes to the allowance for credit losses consist of the following:

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$7,175	$3,501	$3,495
Add: Additions to reserve	5,995	7,148	4,164
Less: Other adjustments and write-offs	(3,173)	(3,499)	(4,145)
Less: Recovery	76	25	(13)
Balance, end of period	$10,073	$7,175	$3,501

NOTE 8 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	December 31, 2024	December 31, 2023
Inventory	$63,004	$93,674
Rental merchandise, net	15,084	16,629
Equity method investments	85,487	2,087
Prepaid expenses	23,305	29,982
Unbilled receivables	10,111	12,997
Other receivables	38,956	39,001
Other assets	16,397	47,492
Prepaid expenses and other assets	$252,344	$241,862
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
NOTE 9 — PROPERTY AND EQUIPMENT
Property and equipment, net, consists of the following:

	Estimated Useful Lives	December 31, 2024	December 31, 2023
Leasehold improvements	1 to 15 years	$14,766	$14,746
Machinery, equipment and computer software	1 to 15 years	28,871	32,910
Furniture and fixtures	3 to 5 years	5,510	5,799
Total		49,147	53,455
Less: Accumulated depreciation and amortization		(30,193)	(28,249)
		$18,954	$25,206
Depreciation expense was $10,219, $9,432, and $5,573 during the years ended December 31, 2024, 2023, and 2022, respectively.
NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $423,136 and $466,638 as of December 31, 2024 and 2023, respectively. The decrease in goodwill for the year ended December 31, 2024 was primarily from the Nogin goodwill impairment of $(57,664) in the E-Commerce segment, and the Targus goodwill impairment of $(26,681) in the Consumer Products segment, and the reclass to Held for sale of $(13,861) for the Stifel transaction in the Wealth Management segment, and $(3,280) for Reval in the All Other category as discussed in Note 4, partially offset by $56,028 from the Nogin acquisition in the E-Commerce segment, and $1,431 from an immaterial acquisition in the Financial Consulting segment. The decrease in goodwill for the year ended December 31, 2023 was primarily from the Targus goodwill impairment of $53,100 in the Consumer Products segment, partially offset by $11,871 from other acquisitions.

The changes in the carrying amount of goodwill during the years ended December 31, 2024 and 2023 were as follows:

	Capital Markets	Wealth Management	Financial Consulting	Communications	Consumer Products	E-Commerce	All Other	Total
Balance as of December 31, 2022	$162,018	$51,195	$19,967	$193,195	$75,753	$—	$4,779	$506,907
Changes in goodwill during the year:
Acquisition of other businesses	—	—	9,443	—	—	—	2,428	11,871
Goodwill impairment	—	—	—	—	(53,100)	—	—	(53,100)
Other	—	—	187	672	4,028	—	(3,927)	960
Balance as of December 31, 2023	162,018	51,195	29,597	193,867	26,681	—	3,280	466,638
Changes in goodwill during the year:
Acquisition of other businesses	—	—	1,431	—	—	56,028	—	57,459
Goodwill impairment	—	—	—	—	(26,681)	(57,664)	—	(84,345)
Reclassified as held for sale	—	(13,861)	—	—	—	—	(3,280)	(17,141)
Other	(532)	—	(579)	—	—	1,636	—	525
Balance as of December 31, 2024	$161,486	$37,334	$30,449	$193,867	$—	$—	$—	$423,136
During the year ended December 31, 2024, the changes in goodwill included $(579) of foreign currency translation amounts, $1,636 related to certain purchase price accounting adjustments as described in Note 3, and $(532) related to the sale of certain assets. During the year ended December 31, 2023, the changes in goodwill included $187 of foreign currency translation amounts, $672 of working capital settlements as described in Note 3, $4,028 related to certain purchase price accounting adjustments, and $(3,927) related to the sale of certain assets.

Intangible assets consisted of the following:

		As of December 31, 2024			As of December 31, 2023
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1 to 16	$241,125	$(126,230)	$114,895	$263,721	$(108,644)	$155,077
Domain names	7	175	(174)	1	185	(183)	2
Advertising relationships	8	100	(100)	—	100	(94)	6
Internally developed software and other intangibles	0.5 to 10	29,088	(23,245)	5,843	28,985	(19,613)	9,372
Trademarks	3 to 10	20,277	(10,231)	10,046	20,821	(8,133)	12,688
Total		290,765	(159,980)	130,785	313,812	(136,667)	177,145

Non-amortizable assets:
Tradenames		16,100	—	16,100	21,100	—	21,100
Total intangible assets		$306,865	$(159,980)	$146,885	$334,912	$(136,667)	$198,245
Amortization expense was $35,094, $39,770, and $32,181 during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, estimated future amortization expense was $26,953, $24,612, $23,298, $20,099, $15,469 during the years ended December 31, 2025, 2026, 2027, 2028 and 2029, respectively. The estimated future amortization expense after December 31, 2029 was $20,354.
The Company performs impairment tests for goodwill and other intangible assets with indefinite lives as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units or asset group below their carrying values. Due to challenges in executing Nogin’s growth plans operating results in the fourth quarter of 2024 were impacted and Nogin’s long-term forecasts were updated. A goodwill impairment charge of $57,664 was recognized in E-Commerce reporting unit related to Nogin at December 31, 2024. The Company’s Targus subsidiary which is included in the Consumer Products segment experienced lower than expected revenues in the fourth quarter of 2024 from market conditions in the personal computer market for computers and accessories and long-term forecasts for revenues were updated. An impairment charge for the tradename of $4,000 was recognized at December 31, 2024. At June 30, 2024, qualitative factors indicated that the carrying value of goodwill and tradename for the Company’s Targus subsidiary were impaired as operating results during the six months ended June 30, 2024 were impacted by market conditions in the personal computer market for computers and accessories, the Company revised its long-term forecasts. Based on the results of the analysis, the Company recorded a non-cash impairment charge for goodwill of $26,681 and a tradename impairment charge of $1,000 at June 30, 2024. In 2023, the Company performed an interim goodwill impairment quantitative assessment as of September 30, 2023 and a year ended assessment as of December 31, 2023 for the Targus reporting unit, and based on the results of the analysis, a non-cash impairment charge of $68,600 was recognized which included a goodwill impairment charge of $53,100 and a tradename impairment charge of $15,500. The Company also recorded an impairment charge for finite-lived intangible assets of $16,028 for customer relationships, internally developed software and other intangible assets, and trademarks related to Nogin as of December 31, 2024 and $1,733 as of December 31, 2023 for a tradename in the Capital Markets segment that is no longer used by the Company. These impairment charges have been recorded in impairment of goodwill and other intangible assets in the accompanying consolidated statements of operations during the years ended December 31, 2024 and 2023.

Goodwill and tradename were measured at fair value on a nonrecurring basis as part of the interim and annual impairment tests during 2024 and 2023. The estimated fair value of the Nogin and Targus were calculated using a weighted-average of values determined using an income approach and a market approach for each reporting unit. The income approach involves estimating the fair value of each of the reporting units by discounting its estimated future cash flows using discount rates that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities for each reporting unit. In order to estimate the fair value of goodwill and tradename, management must make certain estimates and assumptions that affect the total fair value of each of the reporting units including, among other things, an assessment of market conditions, projected cash flows, discount rates, and growth rates. The approximate inputs for the fair value calculations of the reporting units included (a) a growth rate of 3% to calculate the terminal value and a discount rate of 16% for the Nogin reporting unit and (b) a growth rate of 4% to calculate the terminal value and a discount rate of 16% for the Targus reporting unit. The approximate inputs for the fair value calculations of the Targus reporting unit in 2023 included a growth rate of 4% to calculate the terminal value and a discount rate of 21%. The approximate inputs with respect to indefinite live tradename in the Targus reporting unit included a royalty rate of 2%. Management’s estimates of projected cash flows each of the reporting units include, but are not limited to, future earnings of each of the reporting units using revenue growth rates, gross margins, and other cost assumptions consistent with the reporting unit's historical trends, and working capital requirements and future capital expenditures necessary to fund future operations. The assumptions in the fair value measurements of each of the reporting units reflect the current market environment, industry-specific factors and company-specific factors.

NOTE 11 — LEASING ARRANGEMENTS
Operating Leases
The Company’s operating lease assets primarily represent the lease of office space and facilities where the Company conducts its operations with the weighted average lease term of 4.1 years and 9.4 years as of December 31, 2024 and 2023, respectively. The operating leases have lease terms up to 7.4 years and 18.6 years as of December 31, 2024 and 2023, respectively. The weighted average discount rate used to calculate the present value of lease payments was 6.66% and 6.76% as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023, and 2022, the total operating lease expense was $26,563, $23,495, and $17,269, respectively. During the years ended December 31, 2024, 2023, and 2022, $2,942, $2,530, and $1,305, respectively, of operating lease expense were attributable to variable lease expenses. Operating lease expense is included in selling, general and administrative expenses in the consolidated statements of operations.
During the years ended December 31, 2024, 2023, and 2022, cash payments against operating lease liabilities totaled $25,553, $21,125, and $18,165 respectively, and non-cash lease expense transactions totaled $6,241, $6,162, and $4,420, respectively. Cash flows from operating leases are classified as net cash flows from operating activities in the accompanying consolidated statements of cash flows.
As of December 31, 2024, maturities of operating lease liabilities were as follows:

Operating Leases
Year ending December 31:
2025	$22,326
2026	16,195
2027	11,457
2028	9,673
2029	5,430
Thereafter	4,317
Total lease payments	69,398
Less: imputed interest	(8,360)
Total lease liability	$61,038

Finance Leases
The Company’s financing lease assets primarily represent the lease of vehicles for the Company's subsidiary bebe. As of December 31, 2024, finance lease assets of $3,538 are included in prepaid expenses and other assets with the related liabilities of $3,723 included in accrued expenses and other liabilities in the consolidated balance sheets.
As of December 31, 2024 and 2023, the Company did not have any significant leases executed but not yet commenced.
NOTE 12 — NOTES PAYABLE
As of December 31, 2024 and 2023, the outstanding balance for the other notes payable was $28,021 and $19,391, respectively. On May 3, 2024, upon closing of the acquisition of Nogin, Nogin entered into a secured convertible promissory note agreement with a principal amount of $15,000 with an annual interest rate of 10.0% and a maturity date of May 3, 2027. As discussed on Note 25 — Subsequent Events on March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors and the convertible note in the amount of $15,000 is no longer an obligation of the Company. Of the remaining notes payable, $12,408 related to deferred cash consideration owed to the sellers of FocalPoint and was paid in full in January 2025. Interest expense was $1,640, $609, and $1,125 during the years ended December 31, 2024, 2023, and 2022, respectively.
NOTE 13 — TERM LOANS AND REVOLVING CREDIT FACILITY
Targus Credit Agreement
On October 18, 2022, Targus (the “Targus Borrower”), among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28,000 term loan and a five-year $85,000 revolver loan, which was used to finance part of the acquisition of Targus. The final maturity date is October 18, 2027.
The Targus Credit Agreement is secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement which assets had an aggregate value of approximately $176,643, which includes $39,095 of accounts receivable and $57,507 of inventory as of December 31, 2024. The Targus Credit Agreement contains certain covenants, including those limiting the Targus Borrower’s ability to incur certain indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, the Company entered into Amendment No. 1 and Amendment No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio “FCCR” and the minimum EBITDA requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023, respectively. Amendment No. 2 also provided, among other things, with a cure right for the Company to provide a capital contribution to Targus in the event of a financial covenant breach (the "Keepwell"). For the period ended September 30, 2023, the FCCR covenant was not fulfilled in accordance with the Targus Credit Agreement, and for the period ended December 31, 2023, the FCCR and minimum EBITDA covenant was not fulfilled in accordance with the Targus Credit Agreement. However, the amendments to the Targus Credit Agreement and the capital contributions made to the subsidiary cured the covenant breaches. On June 27, 2024 the Company entered into Amendment No. 3 to the Targus Credit Agreement to replace the terminating Canadian benchmark interest rate with the Term CORRA Reference Rate. For the period ended June 30, 2024, the minimum EBITDA covenant was also breached. On August 14, 2024, the Company contributed $1,602 to Targus to cure a minimum EBITDA financial covenant requirement for the period ended June 30, 2024. For the period ended September 30, 2024, the minimum EBITDA covenant was also breached. On November 7, 2024, the Company entered into Amendment No. 4 to the Targus Credit Agreement, which among other things, reduced revolving loan sublimits, modified the FCCR covenant, removed the minimum EBITDA requirement, imposed a minimum undrawn availability covenant, and modified the terms of the Keepwell. Amendment No. 4 to the Targus Credit Agreement also waived the September 30, 2024 minimum EBITDA covenant breach. Concurrently with the effectiveness of Amendment No. 4 to the Targus Credit Agreement, the

Company repaid the outstanding balance of the term loan in full with $2,100 of revolver loan advances and $7,500 of cash from the Company.
On May 9, 2025, the Targus Borrower entered into Amendment No. 5 to the Targus Credit Agreement, which among other things, (i) requires quarterly repayments of revolver loan advances in an amount equal to $2,500 commencing on September 30, 2025 and continuing until the total outstanding amount thereunder is paid in full, (ii) reduced the maximum revolving commitments from $30,000 to $25,000, (iii) required the repayment of $5,000 of outstanding revolving advances and (iv) requires that the Targus Borrower to pay a deferred amendment fee of $1,000 in the event the Company is unable to refinance the Targus Credit Agreement by July 31, 2025. On July 25, 2025, the Targus Borrower entered into Amendment No. 6 to the Targus Credit Agreement, which among other things, (i) reduced the deferred amendment fee of $1,000 to $150, due and payable on July 25, 2025, and (ii) requires the Targus Borrower to pay an additional deferred amendment fee of $850 in the event the Company is unable to refinance the Targus Credit Agreement by August 15, 2025. On August 15, 2025, the Targus Borrower entered into Amendment No. 7 to the Targus Credit Agreement, which among other things, (i) requires the Targus Borrower to pay an additional deferred amendment fee of $100 in the event the Targus Borrower is unable to refinance the Targus Credit Agreement by August 15, 2025, and (ii) requires the Targus Borrower to pay an additional deferred amendment fee of $850 in the event the Targus Borrower is unable to refinance the Targus Credit Agreement by August 20, 2025.
In connection with the above amendments to the Targus Credit Agreement, the Company entered into Amendment No. 2 to the Keepwell on May 9, 2025, Amendment No. 3 to the Keepwell on July 25, 2025, and Amendment No. 4 to the Keepwell on August 15, 2025, which among other things, modified the conditions under which, if satisfied, the Company would be required to make certain capital contributions to the Targus Borrower.
On August 20, 2025, the Company entered into the new Targus/FGI Credit Agreement to refinance and repay all obligations under the existing Targus Credit Agreement, as more fully described below.
The Company is in compliance with all financial covenants with the Targus Credit Agreement, as amended, and no defaults or events of default, as defined in the credit agreement, were noted as of December 31, 2024.

The term loan bears interest on the outstanding principal amount equal to the term Secured Overnight Financing Rate ("SOFR") rate plus an applicable margin of 5.75%. The revolver loan consists of base rate loans that bear interest on the outstanding principal amount equal to the base rate plus an applicable margin of 3.00% and term rate loans that bear interest on the outstanding principal amount equal to the revolver SOFR rate plus an applicable margin of 4.00%.

As of December 31, 2024 and 2023, the outstanding balance on the term loan was zero and $17,834 (net of unamortized debt issuance costs of $366), respectively. As of December 31, 2024 and 2023, the outstanding balance on the revolver loan was $16,329 and $43,801, respectively. The average borrowings under the revolver loan was $21,418 and $56,704 during the year ended December 31 2024 and 2023, respectively. The amount available for borrowings under the Targus Credit Agreement was $5,361 and $1,814 at December 31, 2024, and 2023, respectively.
Interest expense on these loans during the years ended December 31, 2024, 2023, and 2022, was $4,234 (including amortization of deferred debt issuance costs and unused commitment fees of $957), $7,303 (including amortization of deferred debt issuance costs and unused commitment fees of $664) and $1,322 (including amortization of deferred debt issuance costs and unused commitment fees of $157), respectively. In connection with the principal payments made on the term loan during the year ended December 31, 2024, the Company recorded losses on the extinguishment of this debt in the amount of $769, which was included in the consolidated statements of operations in 2024. The interest rate on the term loan was 10.45%, 10.20% and 8.43% and the interest rate on the revolver loan ranged between 8.44% to 11.25%, between 8.45% to 11.25% and between 6.03% to 9.25% as of December 31, 2024, 2023 and 2022, respectively. The weighted average interest rate on the revolver loan was 10.39%, 8.53% and 6.68% as of December 31, 2024, 2023 and 2022, respectively.

Targus/FGI Credit Agreement
On August 20, 2025, the Targus Borrower and certain of the Targus Borrowers' direct and indirect subsidiaries (the “FGI Loan Parties”) entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the “Targus/FGI Credit Agreement”) with FGI Worldwide LLC (“FGI”), as agent and for a three-year $30,000 revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the existing Targus Credit Agreement with PNC. The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028.
The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature, under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term SOFR for a period of 1 month plus 10 basis points, plus (c) 0.30% per month collateral management fee.
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement.
As required under the Targus/FGI Credit Agreement, B. Riley Commercial Capital, LLC ("BRCC"), a wholly owned subsidiary of the Company, entered into an amendment to an existing intercompany loan and security agreement to extend an additional subordinated loan to the Targus Borrower at the closing of the Targus/FGI Credit Agreement in the amount of $5,000 increasing the aggregate principal amount of such loan from $5,000 to $10,000.
Pathlight Credit Agreement
On September 23, 2022, the Company's subsidiary, BRRII, entered into a credit agreement (the “Pathlight Credit Agreement”) by and among PLC Agent, LLC in the capacity as administrative agent and Pathlight Capital Fund I LP, Pathlight Capital Fund II LP, and Pathlight Capital Fund III LP as the lenders (collectively, “Pathlight”) for a five-year $148,200 term loan. On January 12, 2023, Amendment No. 2 to the Pathlight Credit Agreement increased the term loan by an additional $78,296. On March 31, 2023, Amendment No. 3 to the Pathlight Credit Agreement increased the term loan by an additional $49,890. On August 21, 2023, in connection with the sale of all of the equity interests in BRRII to Freedom VCM Receivables as more fully described in Note 2(s), the Company was released from all obligations, guarantees and covenants related to the Pathlight Credit Agreement. The Company had been in compliance with all financial covenants in the Pathlight Credit Agreement.
The term loan bore interest on the outstanding principal amount equal to the Term SOFR rate plus an applicable margin of 6.50%. Interest expense on the term loan during the years ended December 31, 2023 and 2022 was $14,359 (including amortization of deferred debt issuance costs of $4,262) and $5,331 (including amortization of deferred debt issuance costs of $1,328), respectively.
Lingo Credit Agreement
On August 16, 2022, Lingo (the “Lingo Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Lingo Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as administrative agent and lender, for a five-year $45,000 term loan. This loan was used to finance part of the purchase of BullsEye by the Lingo Borrower. On September 9, 2022, the Lingo Borrower entered into the First Amendment to the Lingo Credit Agreement with Grasshopper Bank for an incremental term loan of $7,500, increasing the principal balance of the term loan to $52,500. On November 10, 2022, the Lingo Borrower entered into the Second Amendment to the Lingo Credit Agreement with KeyBank National Association for an incremental term loan of $20,500, increasing the principal balance of the term loan to $73,000.

The term loan bears interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. As of December 31, 2024, 2023, and 2022, the interest rate on the Lingo Credit Agreement was 7.91%, 8.70%, and 7.89% respectively.
The Lingo Credit Agreement is guaranteed by the Company and the Lingo Borrower's subsidiaries and secured by certain Lingo assets and equity interests as collateral which totals approximately $228,679 defined in the Lingo Credit Agreement which includes $12,316 of accounts receivable. The agreement contains certain covenants, including those limiting the Lingo Borrower’s ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of its businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the Lingo Credit Agreement requires the Lingo Borrower to maintain certain financial ratios. The Lingo Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the Lingo Credit Agreement. The Company is in compliance with all financial covenants in the Lingo Credit Agreement as of December 31, 2024.
Principal outstanding is due in quarterly installments. The quarterly installments from March 31, 2025 to June 30, 2027 are in the amount of $3,650, and the remaining principal balance is due at final maturity on August 16, 2027.
As of December 31, 2024 and 2023, the outstanding balance on the term loan was $52,363 (net of unamortized debt issuance costs of $562) and $63,153 (net of unamortized debt issuance costs of $722), respectively. Interest expense on the term loan during the years ended December 31, 2024, 2023 and 2022 was $5,759 (including amortization of deferred debt issuance costs of $542), $6,370 (including amortization of deferred debt issuance costs of $293) and $1,619 (including amortization of deferred debt issuance costs of $97), respectively.
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
As of December 31, 2024 and 2023, the outstanding balance on the term loan was zero (net of unamortized debt issuance costs of zero) and $22,487 (net of unamortized debt issuance costs of $638), respectively. Interest expense on the term loan during the year ended December 31, 2024 and 2023 was $2,715 (including amortization of deferred debt issuance costs of $638 and allocated to income from discontinued operations, net of income taxes in the consolidated statement of operations) and $680 (including amortization of deferred debt issuance costs of $56), respectively. Principal outstanding is due in quarterly installments through June 30, 2026 in the amount of $313 per quarter and the remaining principal balance of $20,000 is due at final maturity on August 24, 2026.

On October 25, 2024, upon the closing of the Brands Transaction as described in Note 4 – Discontinued Operation, proceeds of $22,188 was used to pay off the then outstanding balance of the loan in full and $224 of loan payoff expenses.
Nomura Credit Agreement
The Company, and its wholly owned subsidiaries, BR Financial Holdings, LLC ("BRFH"), and BR Advisory & Investments, LLC had entered into a credit agreement dated June 23, 2021 (as amended, the “Prior Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Wells Fargo Bank, N.A., as collateral agent, for a four-year $300,000 secured term loan credit facility (the “Prior Term Loan Facility”) and a four-year $80,000 secured revolving loan credit facility (the “Prior Revolving Credit Facility”) with a maturity date of June 23, 2025.
On August 21, 2023, the Company and BRFH (the “BRFH Borrower”), and certain direct and indirect subsidiaries of the BRFH Borrower (the “BRFH Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, for a four-year $500,000 secured term loan credit facility (the “New Term Loan Facility”) and a four-year $100,000 secured revolving loan credit facility (the “New Revolving Credit Facility” and together, the “New Credit Facilities”). The purpose of the Credit Agreement was to (i) fund the Freedom VCM equity investment, (ii) prepay in full the Prior Term Loan Facility and Prior Revolving Credit Facility with an aggregate outstanding balance of $347,877, which included $342,000 in principal and $5,877 in interest and fees, (iii) fund a dividend reserve in an amount not less than $65,000, (iv) pay related fees and expenses, and (v) for general corporate purposes. The Company recorded a loss on extinguishment of debt related to the Prior Credit Agreement of $5,409, which was included in the consolidated statements of operations for the year ended December 31, 2023.
SOFR rate loans under the New Credit Facilities accrued interest at the adjusted term SOFR rate plus an applicable margin of 6.00%. In addition to paying interest on outstanding borrowings under the New Revolving Credit Facility, the Company was required to pay a quarterly commitment fee based on the unused portion, which was determined by the average utilization of the facility for the immediately preceding fiscal quarter.
The Credit Agreement was secured on a first priority basis by a security interest in the equity interests of the BRFH Borrower and each of the BRFH Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the BRFH Borrower and the BRFH Guarantors. The borrowing base as defined in the Credit Agreement consisted of a collateral pool that included certain of the Company's loans receivables in the amount of $112,454 (which is included in the total loans receivable, at fair value balance of $90,103 reported in our consolidated balance sheet at December 31, 2024) and $375,814 (which is included in the total loans receivable, at fair value balance of $532,419 reported in our consolidated balance sheet at December 31, 2023) and investments in the amount of $228,292 (which is included in the total securities and other investments owned, at fair value of $282,325 reported in our consolidated balance sheet at December 31, 2024) and $786,714 (which is included in the total securities and other investments owned, at fair value of $809,049 reported in our consolidated balance sheet at December 31, 2023) as of December 31, 2024 and 2023, respectively.
The Credit Agreement contained certain affirmative and negative covenants customary for financings of this type that, among other things, limited the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contained customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. The Company was in compliance with all financial covenants in the Credit Agreement as of December 31, 2024. On September 17, 2024, the Company entered into Amendment No. 4 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fourth Amendment”). On September 17, 2024, the Company made a payment of $85,857 which consisted of a principal payment of $85,146 and accrued interest of $711. Loan fees incurred in connection with the Fourth Amendment totaled $5,869 of which $3,523 was added to the principal balance of the term loan. After giving effect to these amounts, the outstanding principal balance on the term loan was reduced from $469,750 to $388,127. In connection with the Fourth Amendment, the revolving credit facility in the amount of $100,000 which had no balance outstanding at September 17, 2024 was terminated and the Company was required to reduce the principal amount of the term loan to be no greater than $100,000 on or prior to September 30, 2025. The scheduled maturity date of the term loan was August 21, 2027.

The Fourth Amendment contained certain provisions related to borrowing base, including specific treatment for certain assets in the calculation of borrowing base and also included mandatory prepayment provisions regarding asset sales. Interest on the term loan increased to SOFR loans accrued interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans accrued interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. On December 9, 2024, the Company entered into Amendment No. 5 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Fifth Amendment”). The Fifth Amendment extended the springing maturity date of the term loans if more than $25,000 aggregate principal amount of the 5.50% 2026 Notes was outstanding to February 3, 2026 and permitted under certain conditions an additional $10,000 of telecommunications financing. On January 3, 2025, the Company entered into Amendment No. 6 to its credit agreement, dated August 21, 2023, with Nomura Corporate Funding Americas, LLC, as administrative agent (the “Sixth Amendment”). The Sixth Amendment agreed to permit under certain conditions the contribution by BRPI of 100% of the equity interests in Lingo to BRPAC in connection with the entry into the BRPAC Credit Agreement. There was no fee charged in connection with the Sixth Amendment.
As of December 31, 2024 and 2023, the outstanding balance on the term loan was $117,292 (net of unamortized debt issuance costs of $5,246) and $475,056 (net of unamortized debt issuance costs of $18,694), respectively. Interest on the term loan during the years ended December 31, 2024, 2023, and 2022 was $23,529 (including amortization of deferred debt issuance costs of $5,799), $11,662 (including amortization of deferred debt issuance costs of $2,916), and $21,310 (including amortization of deferred debt issuance costs of $2,085), respectively. The interest rate on the term loan as of December 31, 2024 and 2023 was 11.52%, 11.37% and 9.23%, respectively.
There were no borrowings outstanding under the revolving facility as of December 31, 2024. The Company had an outstanding balance $74,700 under the revolving facility as of December 31, 2023. Interest on the revolving facility during the years ended December 31, 2024, 2023, and 2022 was $1,420 (including unused commitment fees of $688 and amortization of deferred financing costs of $732), $5,908 (including unused commitment fees of $334 and amortization of deferred financing costs of $754), and $5,441 (including unused commitment fees of $13 and amortization of deferred financing costs of $586), respectively. The interest rate on the Revolving Credit Facility as of December 31, 2024 and 2023 was 11.37%.
In connection with the principal payments made on the term loan and revolving credit facility with Nomura during the year ended December 31, 2024, the Company recorded losses of the extinguishment of this debt in the amount of $17,956, which was included in the consolidated statements of operations in 2024.
On February 26, 2025, the Company entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree Capital Management, L.P. with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent, as more fully described in Note 25. The new credit agreement provided for (i) a three-year $125,000 secured term loan credit facility (the “Initial Term Loan Facility”) and (ii) a four-month $35,000 secured delayed draw term loan credit facility (the “Delayed Draw Facility” and, together with the Initial Term Loan Facility, the “Oaktree Credit Facilities”). The Nomura Credit Agreement discussed above was paid in full and terminated using proceeds from the Initial Term Loan Facility.
BRPAC Credit Agreement
On December 19, 2018, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, United Online, Inc. ("UOL"), and YMAX Corporation, Delaware corporations (collectively, the “BRPAC Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity as borrowers, entered into a credit agreement (the “BRPAC Credit Agreement”) with the Banc of California, N.A. in the capacity as agent (the “Agent”) and lender and with the other lenders party thereto (the “Closing Date Lenders”). Certain of the BRPAC Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Credit Agreement and are parties to the BRPAC Credit Agreement in such capacity (collectively, the “Secured Guarantors”; and together with the BRPAC Borrowers, the “Credit Parties”). In addition, the Company and B. Riley Principal Investments, LLC, the parent corporation of BRPAC and a subsidiary of the Company, are guarantors of the obligations under the BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares outstanding membership interests of BRPAC are pledged as collateral.

The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the Credit Parties which totals approximately $184,587 (which includes $3,737 of accounts receivable and $3,325 of inventory), including a pledge of (a) 100% of the equity interests of the Credit Parties, (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’ and their subsidiaries’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of amounts due under the outstanding BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of December 31, 2024.
Through a series of amendments, including the Fourth Amendment to the BRPAC Credit Agreement (the “Fourth Amendment”) on June 21, 2022, the BRPAC Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders agreed to the following, among other things: (i) the Closing Date Lenders agreed to make a new $75,000 term loan to the BRPAC Borrowers, the proceeds of which the BRPAC Borrowers used to repay the outstanding principal amount of the existing terms loans and optional loans and will use for other general corporate purposes, (ii) a new applicable margin level of 3.50% was established as set forth from the date of the Fourth Amendment, (iii) Marconi Wireless Holdings, LLC (“Marconi Wireless”) was added to the BRPAC Borrowers, (iv) the maturity date of the term loan was set to June 30, 2027, and (v) the BRPAC Borrowers were permitted to make certain distributions to the parent company of the BRPAC Borrowers.
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the BRPAC Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of December 31, 2024, 2023 and 2022, the interest rate on the BRPAC Credit Agreement was 7.42% and 8.46% and 7.65%, respectively.
Principal outstanding under the Amended BRPAC Credit Agreement is due in quarterly installments. The quarterly installments from March 31, 2025 to December 31, 2026 are in the amount of $3,169 per quarter, the quarterly installment on March 31, 2027 is in the amount of $2,377, and the remaining principal balance is due at final maturity on June 30, 2027.
As of December 31, 2024, and 2023, the outstanding balance on the term loan was $29,774 (net of unamortized debt issuance costs of $332) and $46,421 (net of unamortized debt issuance costs of $429), respectively. Interest expense on the term loan during the years ended December 31, 2024, 2023, and 2022, was $3,525 (including amortization of deferred debt issuance costs of $252), $5,201 (including amortization of deferred debt issuance costs of $272), and $3,478 (including amortization of deferred debt issuance costs of $331), respectively.
On January 6, 2025 (the “Closing Date”), BRPAC entered into the BRPAC Amended Credit Agreement with certain subsidiaries of the Company, the Banc of California, in the capacity as agent and lender and with other lenders party thereto from time to time. The Company’s subsidiary Lingo was added as a BRPAC Borrower to the BRPAC Amended Credit Agreement. Pursuant to the BRPAC Amended Credit Agreement, the lenders made a new five-year $80,000 term loan to the BRPAC Borrowers, the proceeds of which were used to repay in full the obligations under the original BRPAC Credit Agreement dated December 19, 2018 and the Lingo Credit Agreement. In connection with the BRPAC Amended Credit Agreement, the BRPAC Borrowers also made certain distributions to the parent company of the BRPAC Borrowers from existing cash on hand. The BRPAC Amended Credit Agreement also builds in provisions for incremental term loans up to $40,000 allowing certain distributions to the parent company of the BRPAC Borrowers from the proceeds of such incremental term loans. The BRPAC Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Amended Credit Agreement. The obligations under the BRPAC Amended Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the BRPAC Borrowers, including a pledge of (a) 100% of the equity interests of the BRPAC Borrowers; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The borrowings under the BRPAC Amended Credit Agreement bear interest equal to the Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the BRPAC Borrowers consolidated total funded debt ratio as defined in the BRPAC Amended Credit Agreement. The interest rate is subject to a margin level of 3.25%. As of the Closing Date, the outstanding principal amount was $80,000 with quarterly installments of principal due in the amount of $4,000, and any remaining principal balance is due at final maturity on January 6, 2030.
The BRPAC Amended Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Amended Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Amended Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Amended Credit Agreement. The Company obtained a waiver from the lender to allow for an extra 15 days to deliver interim financial statements for the quarter ended March 31, 2025. The Company delivered the interim financial statements within the amended time period.
NOTE 14 — SENIOR NOTES PAYABLE
Senior notes payable, net, is comprised of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
6.750% Senior notes due May 31, 2024	$—	$140,492
6.375% Senior notes due February 28, 2025	145,211	146,432
5.500% Senior notes due March 31, 2026	216,662	217,440
6.500% Senior notes due September 30, 2026	180,464	180,532
5.000% Senior notes due December 31, 2026	322,667	324,714
6.000% Senior notes due January 31, 2028	264,345	266,058
5.250% Senior notes due August 31, 2028	401,307	405,483
	1,530,656	1,681,151
Less: Unamortized debt issuance costs	(95)	(13,130)
	$1,530,561	$1,668,021
The Company did not issue any senior notes during the year ended December 31, 2024. During the years ended December 31, 2023 and 2022, the Company issued $185 and $111,841, respectively, of senior notes with maturity dates ranging from May 2024 to August 2028 pursuant to At the Market Issuance Sales Agreements with BRS which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.
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

On February 29, 2024, the Company partially redeemed $115,492 aggregate principal amount of its 6.75% 2024 Notes pursuant to the seventh supplemental indenture dated December 3, 2021. The redemption price was equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, up to, but excluding, the redemption date. The total redemption payment included approximately $628 in accrued interest.

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
On February 28, 2025 the Company redeemed all the issued and outstanding 6.375% Senior Notes due February 28, 2025 (the "6.375% 2025 Notes"). The redemption price was equal to 100% of the aggregate principal amount, plus any accrued interest and unpaid interest up to, but excluding, the redemption date The total redemption payment included approximately $720 accrued interest. In connection with the full redemption, the 6.375% 2025 Notes, which were listed on NASDAQ under the ticker symbol “RILYM,” were delisted from NASDAQ and ceased trading on the redemption date.
As of December 31, 2024 and 2023, the total senior notes outstanding was $1,530,561 (net of unamortized debt issue costs of $95) and $1,668,021 (net of unamortized debt issue costs of $13,130) with a weighted average interest rate of 5.62% and 5.71%, respectively. Interest on the senior notes is payable on a quarterly basis. Interest expense on the senior notes totaled $92,650, $103,192, and $99,854 during the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, the aggregate maturities of borrowings from notes payable, term loans, credit facilities, and senior notes for the next five years are as follows:

Amount
2025	$209,352
2026	747,343
2027	166,049
2028	665,735
2029	81
On March 26, 2025, the Company completed a private exchange transaction with an institutional investor pursuant to which $86,309 of aggregate principal amount of the Company’s 5.50% Senior Notes due March 2026 and $36,745 aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026 owned by the institutional investor were cancelled and exchanged for $87,753 aggregate principal amount of New Notes as more fully described in Note 25 — Subsequent Events. In addition, on April 7, 2025, the Company completed a private exchange transaction with a certain institutional investor pursuant to which the investor exchanged approximately $22,000 aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for approximately $9,992 aggregate principal amount of the New Notes. On May 21, 2025, the Company completed a private exchange transaction with a certain institutional investor to exchange principal amounts of approximately $29,535, $75,000, and $34,537 of the Company's 5.50% Senior Notes due March 2026, 5.00% Senior Notes due December 2026, and 6.00% Senior Notes due January 2028, respectively, for approximately $93,067 aggregate principal amount of the New Notes. On June 30, 2025, the Company entered into a private exchange transaction with a certain institutional investor pursuant to which such investor exchanged approximately $28,009 aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for $13,000 aggregate principal amount of the New Notes. On July 11, 2025, the Company entered into a private exchange transaction with a certain institutional investor pursuant to which such investor exchanged approximately $42,838 aggregate principal amount of the Company’s 6.50% Senior Notes due September 2026, 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for $24,611 aggregate principal amount of the New Notes.

NOTE 15 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers from the Company's six reportable operating segments and the All Other category during the years ended December 31, 2024, 2023, and 2022 is reported below.

	Capital Markets	Wealth Management	Financial Consulting	Communications	Consumer Products	E-Commerce	Corp & All Other	Total
Revenues for the year ended December 31, 2024:
Corporate finance, consulting and investment banking fees	$154,388	$—	$92,176	$—	$—	$—	$—	$246,564
Wealth and asset management fees	4,795	180,464	—	—	—	—	—	185,259
Commissions, fees and reimbursed expenses	22,905	9,472	—	—	—	—	—	32,377
Subscription services	—	—	—	284,315	—	—	—	284,315
Sale of goods	—	—	—	5,589	202,597	10,646	1,787	220,619
Advertising and other	—	—	—	5,120	—	13,855	90,047	109,022
Total revenues from contracts with customers	182,088	189,936	92,176	295,024	202,597	24,501	91,834	1,078,156

Trading (loss) income	(60,285)	3,278	—	—	—	—	—	(57,007)
Fair value adjustments on loans	(325,498)	—	—	—	—	—	—	(325,498)
Interest income - loans	54,141	—	—	—	—	—	—	54,141
Interest income - securities lending	70,862	—	—	—	—	—	—	70,862
Other	10,411	7,532	—	—	—	—	—	17,943
Total revenues	$(68,281)	$200,746	$92,176	$295,024	$202,597	$24,501	$91,834	$838,597

	Capital Markets	Wealth Management	Financial Consulting	Communications	Consumer Products	Corp & All Other	Total

Revenues for the year ended December 31, 2023:
Corporate finance, consulting and investment banking fees	$190,480	$—	$77,283	$—	$—	$—	$267,763
Wealth and asset management fees	4,060	177,283	—	—	—	—	181,343
Commissions, fees and reimbursed expenses	32,436	9,993		—	—	—	42,429
Subscription services	—	—	—	324,758	—	—	324,758
Sale of goods	—	—	—	6,737	233,202	364	240,303
Advertising and other	—	—	—	6,194	—	47,992	54,186
Total revenues from contracts with customers	226,976	187,276	77,283	337,689	233,202	48,356	1,110,782

Trading (loss) income	16,845	4,758	—	—	—	—	21,603
Fair value adjustments on loans	20,225	—	—	—	—	—	20,225
Interest income - loans	123,244	—	—	—	—	—	123,244
Interest income - securities lending	161,652	—	—	—	—	—	161,652
Other	22,060	6,211	—	—	—	—	28,271
Total revenues	$571,002	$198,245	$77,283	$337,689	$233,202	$48,356	$1,465,777

	Capital Markets	Wealth Management	Financial Consulting	Communications	Consumer Products	Corp & All Other	Total

Revenues for the year ended December 31, 2022:
Corporate finance, consulting and investment banking fees	$169,955	$—	$50,243	$—	$—	$—	$220,198
Wealth and asset management fees	12,547	204,805	—	—	—	—	217,352
Commissions, fees and reimbursed expenses	41,316	19,299	114	—	—	—	60,729
Subscription services	—	—	—	219,379	—	—	219,379
Sale of goods	—	—	—	7,526	77,821	—	85,347
Advertising and other	—	—	—	8,750	—	13,797	22,547
Total revenues from contracts with customers	223,818	224,104	50,357	235,655	77,821	13,797	825,552

Trading (loss) income	(151,816)	3,522	—	—	—	—	(148,294)
Fair value adjustments on loans	(54,334)	—	—	—	—	—	(54,334)
Interest income - loans	157,669	—	—	—	—	—	157,669
Interest income - securities lending	83,144	—	—	—	—	—	83,144
Other	69,115	6,631	—	—	—	—	75,746
Total revenues	$327,596	$234,257	$50,357	$235,655	$77,821	$13,797	$939,483

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
Sale of goods. Sale of goods primarily consists of the sale of magicJack and Marconi Wireless devices and amounts from the sale of goods from Targus in the Consumer Products segment and from Nogin in the E-Commerce segment. Revenues from the sale of magicJack and Marconi Wireless devices are recognized upon delivery (when control transfers to the customer). Sale of product revenues also include the related shipping and handling and installment fees, if applicable. Revenue from the sale of Targus and Nogin goods is recognized when control of the product transfers to the customer, generally upon product shipment. Revenue is measured as the amount of consideration expected to be received in exchange for the transfer of product. There are no significant judgments or estimates made to determine the amount or timing of reported revenues. Sales terms do not allow for a right of return except for matters related to products with defects or damages.
Advertising and other. Advertising revenues consist of amounts from UOL’s Internet search partner that are generated as a result of users utilizing the partner’s Internet search services and amounts generated from display advertisements. Advertising revenues are recognized in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the transaction price is determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of customer-provided performance data to the contractual performance obligation and to internal or third-party performance data in circumstances where that data is available.
Other income primarily consists of services revenues from the operations of an e-commerce, technology platform provider, a regional environmental services business, bebe, and a landscaping business. The e-commerce, technology platform provider delivers CaaS solutions for apparel brands and other retailers. Revenues primarily consist of commission fees derived from contractually committed gross revenue processed by customers on the Company's e-commerce platform. CaaS revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers' inventory or any credit risks relating to the products sold. The environmental services business is engaged in the recycling of scrap and waste materials and deals primarily in paper products. Customer arrangements contain a single obligation to transfer processed recycled goods and revenues are recognized at a point in time as processing fees when the performance obligation is satisfied. bebe's revenues are primarily from rental fees of merchandise, and revenue is recognized over the rental term. The landscaping business provides landscaping maintenance, improvements, and irrigation services to its customers. Revenues are recognized as the services are performed, which is typically ratably over the term of the contract.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligation(s) with an original expected duration exceeding one year was not material as of December 31, 2024. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of December 31, 2024.
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $88,384, $101,036, and $133,838 as of December 31, 2024, 2023, and 2022, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2024, 2023, and 2022. The Company also has $10,111, $12,997, and $13,225 of unbilled receivables included in prepaid expenses and other assets as of December 31, 2024, 2023, and 2022, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, subscription services where the performance obligation has not yet been satisfied. Deferred revenue as of December 31, 2024, 2023, and 2022 was $58,153, $70,575, and $84,456, respectively. The Company expects to recognize the deferred revenue of $58,153 as of December 31, 2024 as service and fee revenues when the performance obligation is met during the years December 31, 2025, 2026, 2027, 2028 and 2029 in the amount of $38,874, $8,882, $4,375, $2,082, and $1,229, respectively. The Company expects to recognize the deferred revenue of $2,711 after December 31, 2029.
During the years ended December 31, 2024, 2023, and 2022, the Company recognized revenue of $41,733, $50,318, and $36,610 that was recorded as deferred revenue at the beginning of each period, respectively.
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
The capitalized costs to fulfill a contract were $5,694, $8,131, and $5,990 as of December 31, 2024, 2023, and 2022, respectively, and are recorded in prepaid expenses and other assets in the consolidated balance sheets. During the years ended December 31, 2024, 2023, and 2022, the Company recognized expenses of $5,440, $4,677, and $3,117 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during years ended December 31, 2024, 2023, and 2022.
NOTE 16 — INCOME TAXES

During the years ended December 31, 2024, 2023, and 2022, the Company's loss from continuing operations before income taxes of $878,729, $199,276, and $334,337 includes a United States component of loss from continuing operations before income taxes of $888,631, $216,184, and $343,061 and a foreign component comprised of income from continuing operations before income taxes of $9,902, $16,908, and $8,724, respectively. The company will recognize any U.S. income tax expense it may incur on global intangible low tax income as income tax expense in the period in which the tax is incurred. The Company’s provision (benefit) for income taxes consists of the following during the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$2,411	$15,793
State	300	1,871	(1,090)
Foreign	2,627	(2,438)	279
Total current provision	2,927	1,844	14,982
Deferred:
Federal	18,154	(30,049)	(60,736)
State	632	(10,294)	(19,544)
Foreign	412	(616)	46
Total deferred	19,198	(40,959)	(80,234)
Total (benefit from) provision for income taxes	$22,125	$(39,115)	$(65,252)

A reconciliation of the federal statutory rate of 21.0% to the effective tax rate for loss from continuing operations before income taxes is as follows during the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Provision for income taxes at federal statutory rate	(21.0%)	(21.0%)	(21.0%)
State income taxes, net of federal benefit	(6.3%)	(6.4%)	(7.0%)
Employee stock based compensation	0.5%	1.3%	(1.8%)
Bargain purchase	—%	(2.0%)	—%
Foreign tax differential	—%	(3.5%)	(0.1%)
Goodwill impairment	0.8%	6.5%	—%
Provision true-up	1.5%	(2.5%)	1.9%
Change in valuation allowance	27.4%	7.7%	9.4%
Other	(0.4%)	0.3%	(0.9%)
Effective income tax rate (benefit)	2.5%	(19.6%)	(19.5%)
Deferred income tax assets (liabilities) consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred tax assets:
Accrued liabilities and other	$12,521	$14,006
Loans receivable and investments	151,725	3,696
Other	8,733	1,784
Share based payments	3,464	13,953
Credit carryforwards	973	—
Capital loss carryforward	64,875	43,488
Net operating loss carryforward	103,559	103,313
Total deferred tax assets	345,850	180,240

Deferred tax liabilities:
Deductible goodwill and other intangibles	(8,169)	(33,265)
State taxes	(12,515)	(5,051)
Depreciation	(5,479)	(2,983)
Other	—	(993)
Total deferred tax liabilities	(26,163)	(42,292)

Net deferred tax assets	319,687	137,948
Valuation allowance	(311,756)	(104,317)
Net deferred tax asset	$7,931	$33,631

Deferred tax assets, net	$13,393	$33,631
Deferred tax liabilities, net	(5,462)	—
Net deferred tax asset	$7,931	$33,631

As of December 31, 2024, the Company had federal net operating loss carryforwards of $344,508 and state net operating loss carryforwards of $71,248. There was no benefit or expense for income taxes recorded on NOLs during the year ended December 31, 2024 due to the valuation allowance. During the years ended December 31, 2023 and 2022, the

Company recorded a benefit in the provision for income taxes related to federal and state net operating loss carryforwards in the amount of $1,983 and $1,820, respectively. The Company, has $105,673 of capital loss carryovers as of December 31, 2024. There is potential to carryback approximately $40,077 to refund taxes paid in 2021 and 2022. The remaining balance is available for carryforwards and will expire December 31, 2029. The Company’s federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2033 through December 31, 2038, the state net operating loss carryforwards will expire in tax years commencing in December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss, and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2024, a valuation allowance in the amount of $311,756 has been recorded since it is more likely than not that the Company will not be able to utilize tax benefits before they expire. The Company’s net deferred tax assets at December 31, 2024 of $11,013 represents the amount refund claims available from capital loss carrybacks of previously reported taxable capital gains in prior year tax returns. The valuation allowance increased by $207,439 during the year ended December 31, 2024 primarily due net operating losses, realized and unrealized losses on investments, and fair value adjustments for loans receivable in the current year. As of December 31, 2023, the Company believes that the existing net operating loss carryforwards will be utilized in future tax periods before the loss carryforwards expire and it is more-likely-than-not that future taxable earnings will be sufficient to realize its deferred tax assets and has not provided an additional valuation allowance. The valuation allowance increased by $20,740 during the year ended December 31, 2023. This was primarily due to the inclusion of bebe in the Company's consolidated results offset by the expiration of capital loss carryover that had previously been valued. The Company does not believe that it is more likely than not that it will be able to utilize the benefits related to Israel capital loss carryforwards and has provided a full valuation allowance in the amount of $41,751 against these deferred tax assets.

As of December 31, 2024, the Company had gross unrecognized tax benefits totaling $13,162 all of which would have an impact on the Company’s effective income tax rate, if recognized. A reconciliation of the amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$14,819	$16,146	$10,826
Additions for current year tax positions	—	—	7,129
Additions for prior year tax positions	23	—	—
Reductions for prior year tax positions	—	(969)	(1,766)
Reductions due to lapse in statutes of limitations	(1,680)	(358)	(43)
Ending balance	$13,162	$14,819	$16,146
The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain federal, state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments, and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2021 to 2024.
As of December 31, 2024, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by $243 within the next 12 months due to expiration of statute of limitations.

During the year ended December 31, 2024, the Company had accrued interest and penalties relating to uncertain tax positions of $19, $962, and $1,116 for UOL, magicJack, and Targus respectively, all of which is included in income taxes payable. During the year ended December 31, 2024, the Company recorded a net release of $1,375 for UOL, magicJack, and Targus combined, related to interest and penalties for uncertain tax positions primarily due to the lapse in statute of limitations.
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
NOTE 17 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Remeasurements to the carrying value of the redeemable noncontrolling interests in equity of subsidiaries are not deemed to be a dividend (see Note 2(x)). According to ASC 480 - Distinguishing Liabilities from Equity, there is no impact on earnings per share in the computation of basic and diluted earnings per share to common shareholders for changes in the carrying value of the redeemable noncontrolling interests in equity, when such changes in carrying value which in substance approximates fair value.
Securities that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share were 1,412,305, 2,341,329, and 1,651,011 during the years ended December 31, 2024, 2023, and 2022, respectively, because to do so would have been anti-dilutive.

Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31, 2024
	Continuing Operations	Discontinued Operations	Total
Net (loss) income	$(900,854)	$125,915	$(774,939)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(8,920)	(1,745)	(10,665)
Net (loss) income attributable to B. Riley Financial, Inc.	(891,934)	127,660	(764,274)
Preferred stock dividends	8,060	—	8,060
Net (loss) income available to common shareholders	$(899,994)	$127,660	$(772,334)

	Year Ended December 31, 2023
	Continuing Operations	Discontinued Operations	Total
Net (loss) income	$(160,161)	$54,530	$(105,631)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(10,780)	5,059	(5,721)
Net (loss) income attributable to B. Riley Financial, Inc.	(149,381)	49,471	(99,910)
Preferred stock dividends	8,057	—	8,057
Net (loss) income available to common shareholders	$(157,438)	$49,471	$(107,967)

	Year Ended December 31, 2022
	Continuing Operations	Discontinued Operations	Total
Net (loss) income	$(269,085)	$112,491	$(156,594)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	1,024	2,211	3,235
Net (loss) income attributable to B. Riley Financial, Inc.	(270,109)	110,280	(159,829)
Preferred stock dividends	8,008	—	8,008
Net (loss) income available to common shareholders	$(278,117)	$110,280	$(167,837)

	Year Ended December 31,
	2024	2023	2022
Weighted average common shares outstanding:
Basic	30,336,274	29,265,099	28,188,530
Effect of dilutive potential common shares:
RSUs and warrants	—	—	—
Contingently issuable shares	—	—	—
Diluted	30,336,274	29,265,099	28,188,530

Basic net (loss) income per common share:
Continuing operations	$(29.67)	$(5.38)	$(9.87)
Discontinued operations	$4.21	$1.69	$3.92
Basic (loss) income per common share	$(25.46)	$(3.69)	$(5.95)
Diluted net (loss) income per common share:
Continuing operations	$(29.67)	$(5.38)	$(9.87)
Discontinued operations	$4.21	$1.69	$3.92
Diluted (loss) income per common share	$(25.46)	$(3.69)	$(5.95)
NOTE 18 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31, 2024	December 31, 2023
Accrued payroll and related expenses	$58,474	$68,255
Dividends payable	2,534	18,929
Income taxes payable	2,997	4,353
Other tax liabilities	16,184	13,540
Contingent consideration	7,630	27,985
Accrued expenses	51,899	55,822
Other liabilities	63,478	63,992
Accrued expenses and other liabilities	$203,196	$252,876
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
On July 11, 2025, the Company’s subsidiary, BRS, received a demand letter from certain parties that invested in a special purpose entity (the “SPV”) that in turn invested in the going private transaction (the “Transaction”) in August 2023 of Franchise Group, Inc. The letter alleges that BRS failed to disclose certain material facts regarding FRG and the Transaction in violation of certain securities and other laws. Such investors seek rescission of the aggregate investment amount of $37,500. The Company believes such claims are meritless and intends to defend such claims.
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

On May 2, 2024 a putative class action was filed Ted Donaldson in the Superior Court for the State of California, County of Los Angeles on behalf of all persons who acquired the Company’s senior notes pursuant to the shelf registration statement filed with the SEC on Form S-3 dated January 28, 2021, and the prospectuses filed and published on August 4, 2021 and December 2, 2021 (the “Offerings”). The action asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933 against the Company, some of the Company's current and former officers and directors, and the financial institutions that served as underwriters and book runners for the Offerings. An amended complaint was filed on September 27, 2024. The amended complaint alleges that the offering documents failed to advise investors that Brian Kahn and/or one or more of his controlled entities was engaged in illicit business activities, that the Company, despite the foregoing, continued to finance transactions for Kahn, eventually enabling him and others to take FRG private, and that the foregoing was reasonably likely to draw regulatory scrutiny and reputational harm to the Company. The Company believes these claims are meritless and intends to defend this action.

On January 24, 2024, a putative securities class action complaint was filed by Mike Coan in U.S. Federal District Court, Central District of California, against the Company, Mr. Riley, Tom Kelleher and Phillip Ahn. The purported class includes persons and entities that purchased shares of the Company’s common stock between May 10, 2023 and November 9, 2023. A second putative class action lawsuit was filed on March 15, 2024 by the KL Kamholz Joint Revocable Trust (“Kamholz”). On August 8, 2024, this matter was consolidated with the Kamholz matter and an amended complaint was then filed on April 21, 2025. The amended complaint alleges that the Company failed to disclose to investors material financial details concerning a going private transaction involving FRG, and that the Company made false or misleading statements concerning the Company’s lending practices, its high concentration of risk in transactions involving Mr. Kahn and his affiliates, the condition and composition of the Company’s loan portfolio, the Company’s due diligence and risk management procedures, and the Company’s level of concern and internal scrutiny concerning Mr. Kahn after it learned he was potentially implicated in a fraud involving an unrelated third party. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company cannot estimate the amount of potential liability, if any, that could arise from these matters and believes these claims are meritless and intends to defend these actions.

On September 21, 2023, BRCC, a wholly owned subsidiary of the Company, received a demand alleging that certain payments to BRCC in the aggregate amount of approximately $32,166 made by Sorrento Therapeutics, Inc. (“Sorrento”), a chapter 11 debtor in U.S. Bankruptcy Court, Southern District of Texas (the “Court”), pursuant to that certain Bridge Loan Agreement dated September 30, 2022 between Sorrento and BRCC, are avoidable as preferential transfers (the “Alleged Preferences”). On June 16, 2025, the liquidating trustee on behalf of the Sorrento Liquidating Trust filed a complaint with the Court in an adversary proceeding seeking to avoid and recover the Alleged Preferences. On September 12, 2025, the Court denied BRCC’s motion to dismiss. The Company believes that the liquidating trustee’s claims lack merit and intends to continue to assert its statutory defenses to defeat such claims.

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
(b) Babcock & Wilcox Commitments and Guarantees
On January 18, 2024, the Company, entered into a guaranty (the “Axos Guaranty”) in favor of (i) Axos Bank, in its capacity as administrative agent (the “Administrative Agent”) for the secured parties under that certain credit agreement, dated as of January 18, 2024, among B&W, the guarantors party thereto, the lenders party thereto and the Administrative Agent (the “B&W Axos Credit Agreement”), and (ii) the secured parties. Subject to the terms and conditions of the Axos Guaranty, the Company has guaranteed certain obligations of B&W (subject to certain limitations) under the B&W Axos Credit Agreement, including the obligation to repay outstanding loans and letters of credit and to pay earned interest, fees costs and expenses of enforcing the Axos Guaranty, provided however, that the Company’s obligations with respect to the principal amount of credit extensions and unreimbursed letter of credit obligations under the B&W Axos Credit Agreement shall not at any time exceed $150,000 in the aggregate, which is the maximum potential amount of future payments under the guaranty. In consideration for the agreements and commitments under the Axos Guaranty and pursuant to a separate fee and reimbursement agreement, B&W has agreed to pay the Company a fee equal to 2.00% of the aggregate revolving commitments (as defined in the B&W Axos Credit Agreement) under the B&W Axos Credit Agreement, payable quarterly and, at B&W’s election, in cash in full or 50% in cash and 50% in the form of penny warrants. On June 18, 2025, an amendment was made to the Axos Guaranty whereby the Company's obligations as guarantor were suspended until January 1, 2027.
On June 30, 2021, the Company agreed to guaranty (the “Cash Collateral Provider Guaranty”) up to $110,000 of obligations that B&W may owe to providers of cash collateral pledged in connection with a debt financing for B&W. The Cash Collateral Provider Guaranty is enforceable in certain circumstances, including, among others, certain events of default and the acceleration of B&W’s obligations under a reimbursement agreement with respect to such cash collateral. B&W will pay the Company $935 per annum in connection with the Cash Collateral Provider Guaranty. B&W has agreed to reimburse the Company to the extent the Cash Collateral Provider Guaranty is called upon. As of December 31, 2023, the Cash Collateral Provider Guaranty was in respect of up to $90,000 of B&W obligations after B&W made paydowns of $10,000 during the year ended December 31, 2023. During the year ended December 31, 2024, B&W paid all of the obligations owed under the Cash Collateral Provider Guaranty and there are no amounts outstanding under this guarantee at December 31, 2024.
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
On August 10, 2020, the Company entered into a project specific indemnity rider to a general agreement of indemnity made by B&W in favor of one of its sureties. Pursuant to the indemnity rider, the Company agreed to indemnify the surety in connection with a default by B&W under the underlying indemnity agreement relating to a $29,970 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity rider, B&W paid the Company fees in the amount of $600 on August 26, 2020. During the year ended December 31, 2024 and December 31, 2023, the indemnity rider was reduced to $2,997 and $5,994.
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
Share-based compensation expense for RSUs under the 2021 Plan was:

	Year Ended December 31,
	2024	2023	2022
Share-based compensation expense for RSUs for continuing operations	$18,169	$41,182	$57,180
Share-based compensation expense for RSUs for discontinued operations	605	2,471	3,340
Total share-based compensation expense for RSUs	$18,774	$43,653	$60,520
During the year ended December 31, 2024, in connection with employee stock incentive plans the Company granted 1,223,263 RSUs with a total grant date fair value of $16,181. During the year ended December 31, 2023, in connection with employee stock incentive plans the Company granted 537,168 RSUs with a total grant date fair value of $20,496.
The RSUs generally vest over a period of one to five years based on continued service. Performance based restricted stock units ("PRSUs") generally vest based on both the employee’s continued service and the Company’s common stock price, as defined in the grant, achieving a set threshold during the two to three-year period following the grant. In determining the fair value of RSUs on the grant date, the fair value is adjusted for expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period, and the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.
As of December 31, 2024, the expected remaining unrecognized share-based compensation expense of $19,116 was to be expensed over a weighted average period of 1.9 years. As of December 31, 2023, the expected remaining unrecognized share-based compensation expense of $36,497 was to be expensed over a weighted average period of 1.3 years.
A summary of equity incentive award activity during the years ended December 31, 2024 and 2023 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2022	3,375,627	$54.66
Granted	537,168	38.16
Vested	(1,615,025)	62.63
Forfeited	(156,441)	45.13
Nonvested at December 31, 2023	2,141,329	$54.18
Granted	1,223,263	13.23
Vested	(484,442)	53.56
Forfeited	(1,467,845)	52.10
Nonvested at December 31, 2024	1,412,305	$22.43

During the years ended December 31, 2024, 2023, and 2022, the per-share weighted average grant-date fair value of RSUs granted was $13.23, $38.16, and $53.49, respectively. During the years ended December 31, 2024, and 2023, the per-share weighted average grant-date fair value of performance stock units granted was zero. During the year ended December 31, 2022, the per-share weighted average grant-date fair value of PRSUs granted was $38.95. During the years ended December 31, 2024, 2023, and 2022, the total fair value of shares vested was $25,945, $23,432, and $21,132, respectively.

As discussed in Note 3, there were 215,876 stock options with a fair value of $5,749 issued as part of the consideration for the purchase price of Targus. All of these options were exercised during the fourth quarter of 2022 and there were no stock options outstanding as of December 31, 2024 and 2023.
NOTE 21 — BENEFIT PLANS AND CAPITAL TRANSACTIONS
(a) Employee Benefit Plans
The Company maintains qualified defined contribution 401(k) plans, which cover substantially all of its U.S. employees. Under the plans, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan documents permit annual discretionary contributions from the Company. Employer contributions in the amount of $2,441, $2,363 and $2,284 were made during the years ended December 31, 2024, 2023, and 2022, respectively.
(b) Employee Stock Purchase Plan
In connection with the Purchase Plan, share based compensation was:

	Year Ended December 31,
	2024	2023	2022
Share-based compensation expense for the Purchase Plan for continuing operations	$—	$540	$323
Share-based compensation expense for the Purchase Plan for discontinued operations	—	85	46
Total share-based compensation expense for the Purchase Plan	$—	$625	$369
As of December 31, 2024 and 2023, there were 236,949 shares reserved for issuance under the Purchase Plan.
(c) Common Stock
Since October 30, 2018, the Company’s Board of Directors has authorized annual share repurchase programs of up to $50,000 of its outstanding common shares. All share repurchases were effected on the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2023, the Company repurchased 2,174,608 shares of its common stock for $69,490, which represents an average price of $31.95 per common share. The shares repurchased under the program were retired. In November 2023, the share repurchase program was reauthorized by the Board of Directors for share repurchases of up to $50,000 of the Company's outstanding common shares and expired in October 2024. Amounts purchased prior to November 2023 relate to the previously authorized share repurchase program.
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

During the years ended December 31, 2024 and 2023, the Company issued zero depositary shares of the Series A Preferred Stock through ATM sales. There were 2,834 shares issued and outstanding as of December 31, 2024 and 2023. Total liquidation preference for the Series A Preferred Stock as of December 31, 2024 and 2023 was $70,854. Dividends on the Series A preferred paid during the years ended December 31, 2024 and 2023 were $0.4296875 per depositary share.
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
During the years ended December 31, 2024 and 2023, the Company issued depositary shares equivalent to zero and 18 shares, respectively, of the Series B Preferred Stock through ATM sales. There were 1,729 shares issued and outstanding as of December 31, 2024, and 2023. Total liquidation preference for the Series B Preferred Stock as of December 31, 2024 and 2023 was $43,228. Dividends on the Series B preferred paid during the years ended December 31, 2024 and 2023 were $0.4609375 per depositary share.
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
(e) Dividends
From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2024, 2023, and 2022, the Company paid cash dividends on its common stock of $33,731, $141,099, and $119,454, respectively. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of our common stock dividend activity during the years ended December 31, 2024, 2023, and 2022 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Amount
May 15, 2024	June 11, 2024	May 27, 2024	$0.500
February 29, 2024	March 22, 2024	March 11, 2024	0.500
November 8, 2023	November 30, 2023	November 20, 2023	1.000
July 25, 2023	August 21, 2023	August 11, 2023	1.000
May 4, 2023	May 23, 2023	May 16, 2023	1.000
February 22, 2023	March 23, 2023	March 10, 2023	1.000
November 3, 2022	November 29, 2022	November 15, 2022	1.000
July 28, 2022	August 23, 2022	August 11, 2022	1.000
April 28, 2022	May 20, 2022	May 11, 2022	1.000
February 23, 2022	March 23, 2022	March 9, 2022	1.000

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of December 31, 2024 and 2023, dividends in arrears in respect of the Depositary Shares were $812. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of December 31, 2024 and 2023, dividends in arrears in respect of the Depositary Shares were $531. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
A summary of our preferred stock dividend activity during the years ended December 31, 2024, 2023, and 2022 was as follows:

			Preferred Dividend per Depositary Share
Date Declared	Date Paid	Stockholder Record Date	Series A	Series B
October 16, 2024	October 31, 2024	October 28, 2024	$0.4296875	$0.4609375
July 9, 2024	July 31, 2024	July 22, 2024	0.4296875	0.4609375
April 9, 2024	April 30, 2024	April 22, 2024	0.4296875	0.4609375
January 9, 2024	January 31, 2024	January 22, 2024	0.4296875	0.4609375
October 10, 2023	October 31, 2023	October 23, 2023	0.4296875	0.4609375
July 11, 2023	July 31, 2023	July 21, 2023	0.4296875	0.4609375
April 10, 2023	May 1, 2023	April 21, 2023	0.4296875	0.4609375
January 9, 2023	January 31, 2023	January 20, 2023	0.4296875	0.4609375
October 10, 2022	October 31, 2022	October 21, 2022	0.4296875	0.4609375
July 7, 2022	July 29, 2022	July 19, 2022	0.4296875	0.4609375
April 7, 2022	April 29, 2022	April 19, 2022	0.4296875	0.4609375
January 10, 2022	January 31, 2022	January 21, 2022	0.4296875	0.4609375
NOTE 22 — NET CAPITAL REQUIREMENTS
BRS and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, to not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of December 31, 2024, BRS had net capital of $69,197, which was $65,420 in excess of its required minimum net capital of $3,777 and BRWM had net capital of $16,384, which was $14,832 in excess of its required minimum net capital of $1,552.
As of December 31, 2023, BRS had net capital of $134,561, which was $130,163 in excess of its required minimum net capital of $4,398 and BRWM had net capital of $12,328, which was $10,431 in excess of its required minimum net capital of $1,897.
NOTE 23 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds. Management fees from the Funds during the years ended December 31, 2024, 2023 and 2022 totaled $150, $1,725 and $6,937, respectively.

As of December 31, 2024 and 2023, amounts due from related parties were $162 and $172, respectively, of which $41 and $172, respectively, were due from the Funds for management fees and other operating expenses.
As of December 31, 2024 and 2023, amounts due to related parties were $3,404 and $2,480, respectively, of which $2,764 and $2,480, respectively, related to bebe's rent to own stores which are franchised through Freedom VCM and consist of royalty fees, inventory purchases, marketing, and IT services. As of December 31, 2024, $640 were due to certain of the Company's brand investments from Nogin for sales transactions settled by Nogin as part of its e-commerce related services to the Company’s brand investments.
During the year ended December 31, 2024, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $4,852, and inventory purchases by bebe from Freedom VCM totaled $15,319. During the year end December 31, 2024, Nogin recognized revenues of $7,420 from clients that are part of the Company’s brand investments.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of Phil Ahn, the Company’s former Chief Financial Officer and Chief Operating Officer. Whitehawk has agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. During the years ended December 31, 2024, 2023, and 2022, management fees paid for investment advisory services by Whitehawk was $2,272, $1,142, and $1,173, respectively. On February 1, 2024, one of the Company's loans receivable with a principal amount of $4,521 was sold to a fund managed by Whitehawk for $4,584.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:
Babcock and Wilcox
One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2028. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company. In March 2022, a $1,000 performance fee was approved in accordance with the Executive Consulting Agreement. On September 20, 2024, Kenny Young resigned from his position as the President of the Company, the Executive Consulting Agreement with B&W was terminated, and concurrently, entered into a one-year consulting agreement (“the Agreement”) to provide services to the Company, pursuant to which he will be paid an annual fee of $250 paid on a monthly basis, subject to deduction of damages, fees and expenses that he owes the Company pursuant to this agreement.
During the years ended December 31, 2024, 2023, and 2022, the Company earned $3,850, zero, and $154, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed above in Note 19 – Commitments and Contingencies.
The Arena Group Holdings, Inc. (fka the Maven, Inc.)
The Company had loans receivable due from The Arena Group Holdings, Inc. (fka the Maven, Inc.) (“Arena”) included in loans receivable, at fair value of $98,729 as of December 31, 2023. On August 31, 2023, the Arena loan was amended for an additional $6,000 loan receivable with interest payable at 10.0% per annum and a maturity date of December 31, 2026. Two of the Company's members of senior management were members of the board of directors of Arena. On December 1, 2023, the Company sold its equity interest in Arena for $16,576 at a gain of $3,315 and its outstanding loans receivable for $78,796 at a loss of $28,919. Following the completion of the sale, two of the Company's members of senior management resigned from the board of directors of Arena and Arena is no longer a related party.

Interest income on the loan receivable was $10,882 and $7,540, during the years ended December 31, 2023 and 2022, respectively.
There were no fees earned from Arena by the Company during the year ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company earned $2,023 in underwriting and financial advisory and other fees from Arena.
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
During the year ended December 31, 2024, 2023 and 2022, the Company earned $393, zero and $2,321 in underwriting and financial advisory fees from APLD, respectively.
California Natural Resources Group, LLC.
California Natural Resources Group, LLC (“CalNRG”) was a related party as a result of the Company's approximately 25.0% equity ownership. On January 3, 2022, CalNRG repaid the promissory note using proceeds from a new credit facility with a third party bank (the “CalNRG Credit Facility”). Interest income on the loan receivable was $19 during the year ended December 31, 2022. As of December 31, 2023, the Company had guaranteed CalNRG’s obligations, up to $7,375, under the CalNRG Credit Facility. On May 23, 2024, the Company sold its equity interest in CalNRG for $9,272 resulting in a realized gain of $254, and no commitments remain.
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
Lingo
On May 31, 2022, the Company converted $17,500 of a loan receivable with Lingo Management into equity and the Company's ownership interest in Lingo increased from 40% to 80%. Interest income was $1,478 and $2,878 during the years ended December 31, 2023 and 2022, respectively. Lingo was a related party due to our 40% equity ownership prior to the Company obtaining a controlling ownership of 80% on May 31, 2022, which resulted in Lingo becoming a majority-owned subsidiary of the Company. On February 24, 2023, the Company acquired the remaining 20% ownership in Lingo, increasing the Company's ownership interest to 100%.
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

Freedom VCM Holdings, LLC
On May 10, 2023, the Company entered into certain agreements pursuant to which the Company had, among other things, agreed to provide certain equity funding and other support as part of the FRG take-private transaction as previously discussed in Note 2(t). The Company entered into an Equity Commitment Letter with Freedom VCM, pursuant to which the Company agreed to provide up to $560,000 in equity financing at or prior to the closing of the FRG take-private transaction. On August 21, 2023, in connection with the completion of the FRG take-private transaction, the Company's obligations pursuant to the Equity Commitment Letter and Limited Guarantee were satisfied. Upon closing the acquisition on August 21, 2023, the Company was paid an equity commitment fee of $16,500 which is included in services and fees revenues. At the time of the Company's equity investment on August 21, 2023, the Company's chief executive officer became a member of the board of directors of Freedom VCM.
On August 21, 2023, the Company purchased an additional equity interest in Freedom VCM for $216,500, which resulted in a total equity interest of $281,144 and a 31% voting interest and representation on the board of directors of Freedom VCM as part of the FRG take-private transaction as previously discussed in Note 2(t). As part of the FRG take-private transaction, certain members of management of Freedom VCM, which are related parties to Freedom VCM, exchanged their equity interest in FRG for a combined 35% voting interest in Freedom VCM, of which Mr. Kahn and his wife and one of Mr. Kahn’s affiliates comprised 32%. The Company has a first priority security interest in a 25% equity interest of Mr. Kahn (who was also CEO and a board member of Freedom VCM) in Freedom VCM to secure the loan to an affiliate of Mr. Kahn as more fully described in Note 2(s). Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 3, 2024 which impacts the fair value of this equity investment. The change in fair value of the Freedom VCM equity investment was an unrealized loss of $287,043 for the year ended December 31, 2024.
In connection with the FRG take-private transaction, all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to Freedom VCM Receivables (a subsidiary of Freedom VCM), for a purchase price of $58,872 which resulted in a loss of $78 on August 21, 2023. In connection with the sale, Freedom VCM Receivables assumed the obligations with respect to the Pathlight Credit Agreement as more fully discussed in Note 13 and as consideration for the purchase price, the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033. Payments of principal and interest on the note are limited solely to the performance of certain receivables held by BRRII. Principal and interest is payable based on the collateral without recourse to Freedom VCM Receivables, which includes the performance of certain consumer credit receivables. This loan receivable was measured at fair value in the amount of $3,913 and $42,183 as of December 31, 2024 and 2023. Interest income on this loan receivable was $6,035 and $3,427 during the years ended December 31, 2024 and 2023, respectively. On October 9, 2024, the Promissory Note was cancelled and certain of the receivables owned by BRRII were transferred to BRRI, all in accordance with the terms of that certain amended and restated funding agreement, dated December 18, 2023, by and among Freedom VCM Interco Holdings, Inc., Freedom VCM Receivables, Inc., BRRII, the Company and certain other parties thereto.
As more fully described in Note 2(s), the Company also has a related party loan receivable with a fair value of approximately $2,169 and $20,624 at December 31, 2024 and 2023 from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) that is collateralized by consumer finance receivables of Badcock. These consumer finance receivables were acquired from Badcock in multiple purchases beginning in December 2021. On December 18, 2023, Badcock was sold by Freedom VCM to Conn’s and the Company loaned Conn’s $108,000 pursuant to the Conn’s Term Loan which bears interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on February 20, 2027. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. Badcock now operates as a wholly owned subsidiary of Conn’s. For the year ended December 31, 2024 interest income on these loans totaled $7,538. The commencement of the Chapter 11 Cases constitutes an event of default that accelerated the obligations under the Conn’s Term Loan. As of the date of the filing of the Chapter 11 Cases, $93,000 in outstanding borrowings existed under the Conn’s Term Loan. Any efforts to enforce payment obligations under the Conn’s Term Loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of the Conn’s Term Loan are subject to the applicable provisions of the Bankruptcy Code. These loan receivables are reported as related party loan receivables due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023.
On June 27, 2024, Conn’s entered into a Consulting Agreement, as subsequently amended on July 19, 2024 (the “Consulting Agreement”), with an affiliate of the Company. Pursuant to the Consulting Agreement, Conn’s engaged the Company to sell merchandise and furniture, fixtures, & equipment (“FF&E”) as well as additional goods at Conn’s and Badcock stores, headquarters, distribution centers, and cross-dock locations. The Company will receive a fee of 1.75% of the gross proceeds of merchandise sold where the gross recovery on cost thresholds is below 105% of cost, 2.0% of the gross proceeds of merchandise sold where the gross recovery on cost thresholds is between 105.1% of cost and 109.9% of cost, and 2.25% of the gross proceeds of merchandise sold where the gross recovery on cost thresholds is 110% of cost or more. The Company will also receive a fee equal to 15% of the gross proceeds of FF&E sales and 92.5% of the gross proceeds from the sale of additional goods. In connection with the Chapter 11 Cases, the Consulting Agreement was assumed by the Conn’s debtors on an interim basis, and on August 22, 2024, the Consulting Agreement was assumed by the Conn’s debtors on a final basis. Included in discontinued operations for Great American Group, see Note 4, revenues from services and fees earned from the Conn’s consulting agreement for the period through November 15, 2024 was $26,106.
Vintage Capital Management - Brian Kahn
Simultaneously with the completion of the FRG take-private transaction, one of our subsidiaries and VCM, an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes our subsidiary the aggregate principal amount of $200,506 and bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of August 21, 2023. Interest income was $15,573 and $8,889 during the years ended December 31, 2024 and 2023, respectively. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was zero and $232,065 as of December 31, 2024 and 2023, respectively. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code which impacts the collateral for this loan receivable. The fair value of the loan was $2,057 at December 31, 2024 which was determined based on the underlying collateral for this loan which is primarily comprised of other securities. The fair value adjustment on the VCM loan receivable was a decrease of $(222,911) for the year ended December 31, 2024. The fair value of the underlying collateral for this loan decreased to a fair value of $1,284 at September 16, 2025. The $1,284 is comprised of other public securities. In light of the Company’s determination that the repayment of the Amended and Restated Note will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral provided by Mr. Kahn and his spouse being in Freedom VCM equity interests, the Company has determined that both VCM and Mr. Kahn are related parties as of December 31, 2024 and 2023.
Torticity, LLC
On November 2, 2023, the Company agreed to lend up to $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. Interest income was $1,952 and $165 during the years ended December 31, 2024 and 2023, respectively. One of the Company's members of senior management is on the board of directors of Torticity. The loan receivable had a fair value of zero and $6,791 as of December 31, 2024 and 2023, respectively, and is included in the Company's loans receivable, at fair value in the consolidated balance sheets.
Kanaci Technologies, LLC
On November 21, 2023, the Company agreed to lend up to $10,000 to Kanaci Technologies, LLC (“Kanaci”), of which $4,000 was drawn upon with $6,000 remaining, with interest payable of 15.0% per annum and a maturity date of June 30, 2026. Interest income was $2,088 and $51 during the years ended December 31, 2024 and 2023, respectively. In June 2023, one of the Company's members of senior management was appointed to the board of directors of Kanaci. The loan receivable in the amount of $11,453 was converted to equity on September 30, 2024. At December 31, 2023, the loan receivable with a fair value of $3,904 is included in loans receivable, at fair value in the consolidated balance sheets.
Great American Holdings, LLC (“GA Holdings”)
GA Holdings is a related party as a result of B. Riley’s representation on the Board of Directors and 44.2% equity ownership of common equity as part of the Great American Transaction on November 15, 2024 (as discussed in more detail in Note 4 - Discontinued Operations and Assets Held for Sale). Upon closing the Great American Transaction on November 15, 2024, the Company had loans receivable outstanding for three retail liquidation engagements from GA Holdings in the amount of $15,000. The three loans receivable are due and payable upon completion of the retail liquidation engagements and do not accrue interest on the outstanding balance. Two of the loans receivable were paid in full prior to December 31, 2024 and the Company collected principal payments of $13,661 and one of the loans remains outstanding with a balance of $1,339 at December 31, 2024.

The Company also provided GA Holdings with a $25,000 secured revolving credit facility upon closing the Great American Transaction on November 15, 2024 which had an initial outstanding balance of $1,698. The secured revolving credit facility is secured by all of the assets of GA Holdings and accrues interest at the annual rate of SOFR plus 4.75% (9.27% at December 31, 2024). Interest income recorded on the loan receivable was $21 during the period November 15, 2024 to December 31, 2024. The loan matures on November 15, 2025. The outstanding balance on the secured revolving credit facility was $1,698 at December 31, 2024.
During the period November 15, 2024 to December 31, 2024, the Company provided services to GA Holdings in accordance with a transition services agreement for accounting, information technology and other administration services and recorded fee revenues for these services in the amount of $598. At December 31, 2024, amounts due from GA Holdings for these services totaled $121.
Other
On March 2, 2021, the Company purchased a $2,400 minority equity interest in Dash Medical Holdings, LLC ("Dash") and one of the Company's board of directors was appointed to the board of directors of Dash. On June 13, 2024, the Company sold its equity interest in Dash for $2,760, resulting in a realized gain of $360. In December 2024, the Company earned an advisory fee of $2,650 for services in connection with sale of Q-mation, Inc. where one of the board of directors of the Company is the president of Q-mation, Inc.
On March 10, 2023, the Company sold a loan receivable including accrued interest in the amount of $7,600 to two related parties. BRC Partners Opportunity Fund, LP (“BRCPOF”) purchased $3,519 of the loan receivable including accrued interest, and 272 Capital L.P. (“272LP”) purchased $4,081 of the loan receivable including accrued interest; both of the partnerships are private equity funds managed at the time of the transaction by one of the Company’s subsidiaries. Our executive officers and members of our board of directors have a 58.2% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 24.9% in the BRCPOF as of December 31, 2023. During the year ended December 31, 2024, all equity balances in the BRCPOF were distributed, pro-rata, to BRC Partners Opportunity Trust, LP, a liquidating trust. As of December 31, 2024, our board of directors have a 58.2% financial interest, which includes a financial interest of Bryant Riley, our Co-Chief Executive Officer, of 24.9% in BRC Partners Opportunity Trust, LP as of December 31, 2024. Our executive officers and members of our board of directors had a zero and 15.3% financial interest in the 272LP as of December 31, 2024 and 2023, respectively. On February 5, 2024, the Company sold its interest in 272LP and 272 Advisors, LLC for a promissory note of $2,000 plus additional revenue sharing up to $4,100, which is based on future management fees earned.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the years ended December 31, 2024, 2023, and 2022, the Company earned $4,491, $3,278, and $4,968, respectively, of fees related to these services.

NOTE 24 — BUSINESS SEGMENTS

The Company reports segment information based on the various industries the Company operates and how the businesses are managed. These businesses are aggregated into operating segments in a manner that reflects how the Company views the business activities. The Company’s businesses are operated by separate local management and certain of the Company’s businesses are grouped together when they operate within a similar industry, comprising similarities in products and services, customers, and production processes, and when considered together, may be managed in accordance with one or more investment or operational strategies specific to those businesses. The Company’s six reportable segments reflect the way the Company is managed, and for which separate financial information is available and evaluated regularly by the Company’s CODM in deciding how to allocate resources and assess performance. The individuals comprising the role of CODM are the Company’s two Co-Chief Executive Officer’s and the Company’s Chief Financial Officer, who collectively use segment operating income or loss as a measure of a segment’s profit or loss. The segment information the CODM regularly receives does not include asset information and does not use segment asset information to assess performance or allocate resources. Accordingly, asset information is not provided by reportable segment. The measure of assets are reported on the consolidated balance sheets as total assets.

Revenues by segment represent amounts earned on the various services offered within each reportable segment. Our significant operating expenses regularly provided to the CODM and used to assess segment performance and determine the deployment of capital are classified as employee compensation and benefits expense, professional services, occupancy-related costs, other selling, general and administrative expenses, restructuring charge, depreciation and amortization, and impairment of goodwill and intangible assets. Employee compensation and benefits expense consists of salaries, payroll taxes, benefits, incentive compensation payable as commissions and cash bonus awards, and share based compensation for equity awards. Occupancy-related costs consists of office rent, technology and communication costs, and other office expenses. Professional services expense consists of legal, accounting, audit and other consulting expenses. Restructuring charges include expenses related to reorganization and consolidation activities which includes, among other, reductions in workforce and facility closures. Depreciation and amortization expense consists of depreciation expense for property and equipment and amortization of intangible assets. The balance of our operating expenses (other selling, general and administrative expenses) includes costs for travel, marketing and business development, and other operating expenses. Comparable prior year information has been recast to reflect the additional disclosure of employee compensation and benefits by segment and other selling, general and administrative expenses by segment in conjunction with the adoption of ASU 2023-07 as described in Note 2(af) – Recent Accounting Standards, as well as to reflect discontinued operations presentation as described in Note 4 – Discontinued Operations and Assets Held for Sale.
The following is a summary of certain financial data for each of the Company’s reportable segments:

	Year Ended December 31,
	2024	2023	2022
Capital Markets segment:
Revenues - Services and fees	$192,499	$249,036	$292,933
Trading (loss) income	(60,285)	16,845	(151,816)
Fair value adjustments on loans	(325,498)	20,225	(54,334)
Interest income - loans	54,141	123,244	157,669
Interest income - securities lending	70,862	161,652	83,144
Total revenues	(68,281)	571,002	327,596
Employee compensation and benefits	(123,520)	(154,514)	(176,253)
Professional services	(4,012)	(18,967)	59,807
Occupancy-related costs	(8,189)	(9,242)	(9,226)
Other selling, general and administrative expenses	(42,823)	(42,270)	(45,333)
Interest expense - Securities lending and loan participations sold	(66,128)	(145,435)	(66,495)
Depreciation and amortization	(3,155)	(3,998)	(8,493)
Impairment of tradenames	—	(1,733)	—
Segment (loss) income	(316,108)	194,843	81,603

	Year Ended December 31,
	2024	2023	2022
Wealth Management segment:
Revenues - Services and fees	197,468	193,487	230,735
Trading income	3,278	4,758	3,522
Total revenues	200,746	198,245	234,257
Employee compensation and benefits	(156,715)	(152,309)	(191,238)
Professional services	(2,814)	(3,127)	(7,550)
Occupancy-related costs	(11,464)	(13,935)	(16,797)
Other selling, general and administrative expenses	(19,146)	(21,408)	(42,549)
Restructuring charge	—	(61)	(4,955)
Depreciation and amortization	(4,177)	(4,308)	(5,488)
Segment income (loss)	6,430	3,097	(34,320)
Financial Consulting segment:
Revenues - Services and fees	92,176	77,283	50,357
Employee compensation and benefits	(54,986)	(48,158)	(34,724)
Professional services	(1,251)	(1,067)	(1,167)
Occupancy-related costs	(3,641)	(3,227)	(2,646)
Other selling, general and administrative expenses	(14,321)	(11,596)	(8,053)
Depreciation and amortization	(379)	(318)	(201)
Segment income	17,598	12,917	3,566
Communications segment:
Revenues - Services and fees	289,435	330,952	228,129
Revenues - Sale of goods	5,589	6,737	7,526
Total revenues	295,024	337,689	235,655
Direct cost of services	(165,302)	(183,993)	(108,686)
Cost of goods sold	(6,088)	(7,848)	(8,592)
Employee compensation and benefits	(33,351)	(43,090)	(32,012)
Professional services	(5,022)	(3,743)	(4,706)
Occupancy-related costs	(9,919)	(11,629)	(8,962)
Other selling, general and administrative expenses	(24,244)	(25,180)	(19,156)
Depreciation and amortization	(21,548)	(25,941)	(19,165)
Restructuring charge	(379)	(1,540)	(4,056)
Segment income	29,171	34,725	30,320
Consumer Products segment:
Revenues - Sale of goods	202,597	233,202	77,821
Cost of goods sold	(152,625)	(164,635)	(52,162)
Employee compensation and benefits	(39,650)	(41,065)	(9,645)
Professional services	(8,544)	(10,020)	(3,043)
Occupancy-related costs	(6,518)	(6,606)	(1,512)
Other selling, general and administrative expenses	(6,812)	(9,538)	(1,103)
Depreciation and amortization	(7,991)	(9,918)	(2,168)
Impairment of goodwill and other intangible assets	(31,681)	(68,600)	—
Restructuring charge	(1,143)	(530)	—
Segment (loss) income	(52,367)	(77,710)	8,188

	Year Ended December 31,
	2024	2023	2022
E-Commerce segment:
Revenues - Services and fees	13,855	—	—
Revenues - Sale of goods	10,646	—	—
Total revenues	24,501	—	—
Direct cost of services	(6,449)	—	—
Cost of goods sold	(6,959)	—	—
Employee compensation and benefits	(10,732)	—	—
Professional services	(3,681)	—	—
Occupancy-related costs	(2,403)	—	—
Other selling, general and administrative expenses	(7,025)	—	—
Depreciation and amortization	(1,469)	—	—
Impairment of goodwill and other intangible assets	(73,692)	—	—
Segment loss	(87,909)	—	—
Consolidated operating (loss) income from reportable segments	(403,185)	167,872	89,357
All Other:
Revenues - Services and fees	89,449	47,992	13,797
Revenues - Sale of goods	1,787	364	—
Total revenues	91,236	48,356	13,797
Direct cost of services	(42,150)	(30,072)	(9,849)
Cost of goods sold	(1,962)	(353)	—
Employee compensation and benefits	(22,491)	(11,252)	(2,871)
Professional services	(2,950)	(2,433)	(757)
Occupancy-related costs	(10,085)	(3,723)	(334)
Other selling, general and administrative expenses	(13,208)	(6,300)	(1,198)
Depreciation and amortization	(5,989)	(3,971)	(1,438)
Corporate:
Revenues - Services and fees	598	—	—
Employee compensation and benefits	(45,156)	(57,614)	(61,719)
Professional services	(32,200)	(16,136)	(7,496)
Occupancy-related costs	(8,036)	(7,659)	(6,368)
Other selling, general and administrative expenses	20,444	20,085	19,539
Depreciation and amortization	(604)	(749)	(801)

	Year Ended December 31,
	2024	2023	2022
Operating (loss) income	(475,738)	96,051	29,862
Interest income	3,621	3,875	2,735
Dividend income	4,462	12,747	7,851
Realized and unrealized losses on investments	(263,686)	(162,053)	(247,540)
Change in fair value of financial instruments and other	4,614	(3,998)	10,188
Gain on bargain purchase	—	15,903	—
Income (loss) from equity method investments	31	(152)	3,570
Loss on extinguishment of debt	(18,725)	(5,409)	—
Interest expense:
Capital Markets segment	(633)	(14,986)	(5,928)
Communications segment	(9,288)	(11,573)	(5,099)
Consumer Products segment	(4,261)	(7,924)	(1,318)
E-Commerce segment	(1,056)	—	—
Corporate and other	(118,070)	(121,757)	(128,658)
Interest expense	(133,308)	(156,240)	(141,003)
Loss from continuing operations before income taxes	(878,729)	(199,276)	(334,337)
(Provision for) benefit from income taxes	(22,125)	39,115	65,252
Loss from continuing operations	(900,854)	(160,161)	(269,085)
Income from discontinued operations, net of income taxes	125,915	54,530	112,491
Net loss	(774,939)	(105,631)	(156,594)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(10,665)	(5,721)	3,235
Net loss attributable to B. Riley Financial, Inc.	(764,274)	(99,910)	(159,829)
Preferred stock dividends	8,060	8,057	8,008
Net loss available to common shareholders	$(772,334)	$(107,967)	$(167,837)

The following table presents revenues by geographical area:

	Year Ended December 31,
	2024	2023	2022

Revenues
Services and fees
North America	$875,480	$898,750	$815,951

Trading loss (income)
North America	(57,007)	21,603	(148,294)

Fair value adjustments on loans
North America	(325,498)	20,225	(54,334)

Interest income - loans
North America	54,141	123,244	157,669

Interest income - securities lending
North America	70,862	161,652	83,144

Sale of goods
North America	118,676	126,297	51,899
Australia	12,305	11,878	4,903
Europe, Middle East, and Africa	55,517	65,596	18,485
Asia	24,736	26,790	7,970
Latin America	9,385	9,742	2,090
Total - Sale of goods	220,619	240,303	85,347

Total Revenues
North America	736,654	1,351,771	906,035
Australia	12,305	11,878	4,903
Europe, Middle East, and Africa	55,517	65,596	18,485
Asia	24,736	26,790	7,970
Latin America	9,385	9,742	2,090
Total Revenues	$838,597	$1,465,777	$939,483

The following table presents long-lived assets, which consist of property and equipment, net, by geographical area:

	December 31, 2024	December 31, 2023
Long-lived Assets - Property and Equipment, net:
North America	$18,602	$24,594
Europe	217	396
Asia Pacific	81	133
Australia	54	83
Total	$18,954	$25,206
Segment assets are not reported to, or used by, the Company’s CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

NOTE 25 — SUBSEQUENT EVENTS
Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26,037, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 19.3%, of AUM as of December 31, 2024.
Debt Financing and Repayment of Nomura Credit Facility
On February 26, 2025, the Company and BRFH, a wholly owned subsidiary of the Company, entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree Capital Management, L.P. with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent. The new credit agreement provided for (i) a three-year $125,000 secured term loan credit facility and (ii) a four-month $35,000 secured delayed draw term loan credit facility. The proceeds from the Initial Term Loan Facility were primarily used (a) to repay the existing indebtedness under the Nomura Credit agreement discussed in Note 13, (b) for working capital and general corporate purposes and (c) to pay transaction fees and expenses. The proceeds of the Delayed Draw Facility was used (a) to fund obligations relating to the liquidation of substantially all of the assets of JOANN, Inc. and its subsidiaries and (b) for working capital and general corporate purposes.
Borrowings accrue interest at the adjusted term SOFR rate as defined in the Credit Facility with an applicable margin of 8.00%. In addition to paying interest on outstanding borrowings under the Credit Facility, the Company was required to pay (i) a closing fee of 3.00% of the aggregate principal amount of the loans under the Initial Term Loan Facility and 2.00% of the aggregate principal amount of the loans under the Delayed Draw Facility, and (ii) an exit fee upon the prepayment or repayment of the Credit Facility of 5.00% of the aggregate principal amount of such loans repaid, provided, that the Initial Term Loan Facility exit fee shall not be payable if the share price for the Company's common stock exceeds a certain threshold. The Credit Facility also contains a provision where the final $62,500 of repayment of principal on the Initial Term Loan may be subject to an additional prepayment premium, as defined in the Credit Facility, if the prepayment occurs before the second anniversary date of the Credit Facility.
The Company issued warrants to certain affiliates of Oaktree Capital Management, L.P. in connection with the Credit Facility to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the warrant holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of the Company’s common stock.

Subject to certain eligibility requirements, certain assets of the BRFH Borrower are placed into the Borrowing Base, which serves to limit the borrowings under the Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Credit Facility. The Credit Facility contains covenants that, among other things, limit the Company’s, the BRFH Borrower’s and the BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests.
Sale of Atlantic Coast Recycling
On March 3, 2025, the Company and BR Financial, B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included the Atlantic Companies, entered into the MIPA whereby the Interests owned by BR Financial and the minority holders were sold to a third party in accordance with the terms of the MIPA on March 3, 2025. The Interests were sold to the third party on March 3, 2025 for a purchase price of $102,478, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68,638 to the Company after adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68,638 of cash proceeds received by the Company, approximately $22,610 was used to pay interest, fees, and principal on the Credit Facility discussed above. A gain of $52,705 was recognized in the first quarter of 2025 from this sale.
B. Riley Securities Holdings, Inc. Equity Issuance
On March 10, 2025, the Company’s wholly-owned subsidiary B. Riley Securities Holdings, Inc. (“BRSH”), which is comprised of the broker dealer operations within the Capital Markets segment, merged with a shell corporation and issued 0.6% of the equity in BRSH to certain investors in the shell corporation and. upon completion of the transaction, became minority stockholders of BRSH. Simultaneously with the merger with the shell corporation, BRSH approved the BRSH Stock Incentive Plan (the “BRSH Stock Plan”) and issued restricted stock awards to employees and officers of BRSH which represented 10.0% of the equity of BRSH that vest over a period of four to five years. Assuming the full issuance of the restricted stock awards, the Company continues to own 89.4% of BRSH.
Exchange of Senior Notes
On March 26, 2025, the Company completed a private exchange transaction with an institutional investor pursuant to which the investor exchanged $86,309 of aggregate principal amount of the Company’s 5.50% Senior Notes due March 2026 Notes and $36,745 aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026 owned by it for approximately $87,753 aggregate principal amount of New Notes, whereupon the exchanged notes were cancelled.
In addition, on April 7, 2025, the Company completed a private exchange transaction with another institutional investor pursuant to which the Investor exchanged approximately $22,000 aggregate principal amount of the Company’s 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028 and 5.25% Senior Notes due August 2028 for approximately $9,992 aggregate principal amount of the New Notes.
On May 21, 2025, the Company completed a private exchange transaction with another institutional investor to exchange principal amounts of approximately $29,535, $75,000, and $34,537 of the Company's 5.50% Senior Notes due March 2026, 5.00% Senior Notes due December 2026, and 6.00% Senior Notes due January 2028, respectively, for approximately $93,067 aggregate principal amount of the New Notes. In addition, the Company will issue to the investor warrants to purchase an aggregate of approximately 372,268 common shares at an exercise price of $10.00 per share exercisable for a period of seven years from the issuance date.
On June 30, 2025, the Company completed a private exchange transaction with another institutional investor to exchange principal amounts of approximately $8,021, $1,892, and $18,096 of the Company's 5.00% Senior Notes due December 2026, 6.00% Senior Notes due January 2028, and 5.25% Senior Notes due August 2028, respectively, for approximately $13,000 aggregate principal amount of the New Notes. In addition, the Company will issue to the investor warrants to purchase an aggregate of approximately 52,000 common shares at an exercise price of $10.00 per share exercisable for a period of seven years from the issuance date.

On July 11, 2025, the Company completed a private exchange transaction with another institutional investor to exchange principal amounts of approximately $2,061, $19,682, $4,706, and $16,389 of the Company's 6.50% Senior Notes due September 2026, 5.00%, Senior Notes due December 2026, 6.00% Senior Notes due January 2028, and 5.25% Senior Notes due August 2028, respectively, for approximately $24,611 aggregate principal amount of the New Notes. In addition, the Company will issue to the investor warrants to purchase an aggregate of approximately 98,444 common shares at an exercise price of $10.00 per share exercisable for a period of seven years from the issuance date.
The New Notes were issued pursuant to an indenture, dated as of March 26, 2025 (the “Indenture”), between the Company, certain subsidiaries of the Company, as guarantors, and GLAS Trust Company LLC, a New Hampshire limited liability company, as trustee and collateral agent (in such capacities, the “Trustee”), and the New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly-owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries (collectively, the "Guarantors"). The New Notes are secured on a second lien basis, junior to the obligations under the Company’s Credit Facility, by substantially all of the assets of the Company and the Guarantors. The New Notes are subordinated in right of payment to the payment in full of the obligations under the Company’s Credit Facility.
The New Notes accrue interest at a rate of 8.00% per annum, payable semi-annually in arrears on April 30 and October 31, starting October 31, 2025. The New Notes mature on January 1, 2028. The Company may redeem the New Notes (i) at any time, in whole or in part, before March 26, 2026, at a redemption price equal to 100% of the aggregate principal amount being redeemed, plus a customary make-whole premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date; and (ii) at any time, in whole or in part, after March 26, 2026, at a redemption price equal to 100% of the aggregate principal amount being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The New Notes contain change of control provisions, whereby the holders of the New Notes have the right to require the Company to repurchase all or a portion of the New Notes at a purchase price, in cash, equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, if the Company or its restricted subsidiaries engage in certain asset sales and do not invest such proceeds or permanently reduce certain debt within a specified period of time, the Company will be required to use a portion of the proceeds of such asset sales above a specified threshold to make an offer to purchase the New Notes at a price equal to 100% of the principal amount of the New Notes being purchased, plus accrued and unpaid interest. The Indenture contains certain covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests.
Nogin
On March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors, (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provides the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company no longer controls or owns the assets of Nogin and the results of operations will no longer be reported in the Company’s consolidated financial statements after March 31, 2025.
Sale of GlassRatner and Farber
On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber. The aggregate cash consideration paid by the Buyers for the interests of GlassRatner and shares of Farber was $117,800, which is based on a target closing working capital amount that is subject to adjustment within 180-days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.

Targus/FGI Credit Agreement
On August 20, 2025, the Targus Borrower and certain FGI Loan Parties entered into the Targus/FGI Credit Agreement with FGI , as agent and for a three-year $30,000 revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the existing Targus Credit Agreement with PNC. The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028.
The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term SOFR for a period of 1 month plus 10 basis points, plus (c) 0.30% per month collateral management fee.
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement.
As required under the Targus/FGI Credit Agreement, BRCC, a wholly owned subsidiary of the Company, entered into an amendment to an existing intercompany loan and security agreement to extend an additional subordinated loan to the Targus Borrower at the closing of the Targus/FGI Credit Agreement in the amount of $5,000 increasing the aggregate principal amount of such loan from $5,000 to $10,000.

NOTE 26 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

B. Riley Financial, Inc.
(Parent Company Only)
Condensed Balance Sheets
(Dollars in thousands)

	December 31, 2024	December 31, 2023
Assets
Assets:
Cash and cash equivalents	$1,033	$1,147
Investment in consolidated subsidiaries	1,095,523	2,002,325
Other assets	19,903	52,153
Total assets	$1,116,459	$2,055,625

Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable, accrued expenses and other liabilities	$71,539	$77,558
Dividends payable	2,534	18,929
Senior notes payable, net	1,530,561	1,668,021
Total liabilities	1,604,634	1,764,508
Total stockholders' equity (deficit)	(488,175)	291,117
Total liabilities and stockholders' equity (deficit)	$1,116,459	$2,055,625
See Notes to Condensed Financial Statements

B. Riley Financial, Inc.
(Parent Company Only)
Condensed Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$3,642	$17,066	$805
Operating expenses:
Selling, general and administrative expenses	48,896	40,053	39,146
Total operating expenses	48,896	40,053	39,146
Operating loss	(45,254)	(22,987)	(38,341)
Other income (expense):
Interest and dividend income	7	201	272
Interest expense	(92,657)	(103,212)	(100,087)
Gain on sale of discontinued operations	2,277	—	—
Gain on extinguishment of debt	120	—	—
Loss before income taxes	(135,507)	(125,998)	(138,156)
(Provision for) benefit from income taxes	(54,636)	32,192	34,788
Loss before income in equity investees	(190,143)	(93,806)	(103,368)
Equity in loss of subsidiaries	(574,131)	(6,104)	(56,461)
Net loss	(764,274)	(99,910)	(159,829)
Other comprehensive (loss) income	(6,798)	2,699	(1,390)
Comprehensive loss	$(771,072)	$(97,211)	$(161,219)
See Notes to Condensed Financial Statements

B. Riley Financial, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(764,274)	$(99,910)	$(159,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of subsidiaries	574,131	6,104	56,461
Share-based compensation	7,746	16,241	21,743
Non-cash interest and other	4,162	5,228	4,631
Depreciation and amortization	382	606	646
Gain on extinguishment of debt	(120)	—	—
Change in operating assets and liabilities:
Other assets	102,225	7,994	32,006
Accounts payable, accrued expenses and other liabilities	(3,486)	22,562	1,721
Other liabilities	(2,533)	(2,268)	(42,411)
Net cash used in operating activities	(81,767)	(43,443)	(85,032)
Cash flows from investing activities:
Contributions to subsidiaries	(7,500)	(392,984)	(342,031)
Distributions from subsidiaries	274,000	580,000	519,213
Net cash provided by investing activities	266,500	187,016	177,182
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	185	51,601
Redemption of senior notes	(140,491)	(58,924)	—
Payment of debt issuance and offering costs	—	(714)	(1,041)
ESPP and payment of employment taxes on vesting of restricted stock	(3,218)	(7,591)	(10,286)
Common dividends paid	(33,731)	(141,099)	(119,454)
Preferred dividends paid	(8,060)	(8,057)	(8,008)
Repurchase of common stock	—	(69,479)	(6,516)
Proceeds from issuance of common stock	—	115,000	—
Proceeds from issuance of preferred stock	—	467	874
Proceeds from exercise of warrants	653	—	—
Net cash used in financing activities	(184,847)	(170,212)	(92,830)
Decrease in cash, cash equivalents and restricted cash	(114)	(26,639)	(680)
Cash, cash equivalents and restricted cash, beginning of year	1,147	27,786	28,466
Cash, cash equivalents and restricted cash, end of year	$1,033	$1,147	$27,786

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY)
NOTE 1 — BASIS OF PRESENTATION
The accompanying condensed financial statements for B. Riley Financial, Inc. (the “Parent Company”) summarize the results of operations and cash flows of the Parent Company for the years ended December 31, 2024, 2023, and 2022 and the financial position as of December 31, 2024 and 2023.
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
NOTE 2 — TRANSACTIONS WITH SUBSIDIARIES
During the years ended December 31, 2024, 2023, and 2022, distributions from subsidiaries to the Parent Company were $274,000, $580,000, and $519,213, respectively, and contributions from the Parent Company to its subsidiaries were $7,500, $392,984, and $342,031, respectively. The Parent Company maintains most of its cash and cash equivalents at its wholly owned subsidiaries to maximize returns on investments. Distributions from subsidiaries to the Parent Company are primarily to fund periodic investments that are made at the Parent Company or to fund debt service and interest costs on the senior notes, common stock and preferred stock dividends, and repurchases of common stock or other Parent Company securities. Contributions from the Parent Company to its subsidiaries are primarily made to fund acquisitions and investments that are made at the subsidiary level.