Form 10-Q
period 2025-03-31
B. Riley Financial, Inc.
filed 2025-11-18
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 17, 2025, there were 30,597,066 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents(1)	$138,303	$146,852
Restricted cash	1,375	100,475
Due from clearing brokers	12,895	30,713
Securities and other investments owned (includes $161,543 and $215,225 at fair value as of March 31, 2025 and December 31, 2024, respectively)(1)	231,760	282,325
Securities borrowed	40,895	43,022
Accounts receivable, net of allowance for credit losses of $5,343 and $6,100 as of March 31, 2025 and December 31, 2024, respectively	61,597	68,653
Due from related parties	438	189
Loans receivable, at fair value (includes $61,316 and $51,902 from related parties as of March 31, 2025 and December 31, 2024, respectively)(1)	98,596	90,103
Prepaid expenses and other assets (includes $796 and $3,449 from related parties as of March 31, 2025 and December 31, 2024, respectively)(1)	241,753	242,916
Operating lease right-of-use assets	46,807	51,509
Property and equipment, net	17,969	18,679
Goodwill	392,687	392,687
Other intangible assets, net	139,629	146,446
Deferred income taxes	1,300	13,598
Assets held for sale (Note 3)	20,125	84,723
Assets of discontinued operations (Note 3)	64,874	70,373
Total assets	$1,511,003	$1,783,263
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable	$44,210	$51,238
Accrued expenses and other liabilities(1)	182,161	185,745
Deferred revenue	57,254	58,148
Deferred income taxes	2,121	5,462
Due to related parties and partners	1,782	3,404
Securities sold not yet purchased	2,140	5,675
Securities loaned	22,987	27,942
Operating lease liabilities	54,143	58,499
Notes payable	—	28,021
Loan participations sold	9,986	6,000
Revolving credit facility	13,800	16,329
Term loans, net	184,088	199,429
Senior notes payable, net	1,370,769	1,530,561
Liabilities held for sale (Note 3)	419	41,505
Liabilities of discontinued operations (Note 3)	19,113	21,321
Total liabilities	1,964,973	2,239,279

Commitments and contingencies (Note 16)

B. Riley Financial, Inc. equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; and liquidation preference of $116,097 and $114,082 as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,497,066 and 30,499,931 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	591,207	589,387
Accumulated deficit	(1,080,971)	(1,070,996)
Accumulated other comprehensive loss	(7,056)	(6,569)
Total B. Riley Financial, Inc. stockholders’ deficit	(496,817)	(488,175)
Noncontrolling interests(1)	42,847	32,159
Total deficit	(453,970)	(456,016)
Total liabilities and deficit	$1,511,003	$1,783,263
(1) At March 31, 2025, the balance sheet includes cash of $744, securities and other investments owned, at fair value of $577, loans receivable, at fair value of $3,575, prepaid and other expenses of $3,824, accrued expenses and other liabilities of $528 and noncontrolling interest of $7,099 of consolidated variable interest entities (Note 2(o)).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Services and fees (includes $3,945 and $3,631 for the three months ended March 31, 2025 and 2024 from related parties, respectively)	$158,839	$214,081
Trading gains (losses), net	(16,171)	(17,667)
Fair value adjustments on loans (includes $(2,146) and $(19,125) for the three months ended March 31, 2025 and 2024 from related parties, respectively)	(8,096)	(12,201)
Interest income - loans (includes $696 and $13,979 for the three months ended March 31, 2025 and 2024 from related parties, respectively)	3,196	22,135
Interest income - securities lending	840	37,809
Sale of goods	47,455	53,433
Total revenues	186,063	297,590
Operating expenses:
Direct cost of services	42,700	59,670
Cost of goods sold	36,733	38,827
Selling, general and administrative expenses	167,388	178,940
Restructuring charge (Note 4)	—	789
Interest expense - Securities lending and loan participations sold	719	35,383
Total operating expenses	247,540	313,609
Operating loss	(61,477)	(16,019)
Other income (expense):
Interest income	1,486	663
Dividend income	135	3,004
Realized and unrealized losses on investments	(14,500)	(34,924)
Change in fair value of financial instruments and other	922	—
Gain on sale and deconsolidation of businesses	80,841	314
Gain on senior note exchange	10,532	—
Loss from equity investments	(552)	(4)
Loss on extinguishment of debt	(10,427)	—
Interest expense	(29,964)	(35,665)
Loss from continuing operations before income taxes	(23,004)	(82,631)
Benefit from income taxes	3,042	21,330
Loss from continuing operations	(19,962)	(61,301)
Income from discontinued operations, net of income taxes	3,395	13,347
Net loss	(16,567)	(47,954)
Net (loss) income attributable to noncontrolling interests	(6,592)	1,211
Net loss attributable to B. Riley Financial, Inc.	(9,975)	(49,165)
Preferred stock dividends	2,015	2,015
Net loss available to common shareholders	$(11,990)	$(51,180)

Basic net (loss) income per common share:
Continuing operations	$(0.50)	$(2.11)
Discontinued operations	0.11	0.40
Basic loss per common share	$(0.39)	$(1.71)
Diluted net (loss) income per common share:
Continuing operations	$(0.50)	$(2.11)
Discontinued operations	0.11	0.40
Diluted loss per common share	$(0.39)	$(1.71)

Weighted average basic common shares outstanding	30,497,512	29,989,584
Weighted average diluted common shares outstanding	30,497,512	29,989,584
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(16,567)	$(47,954)
Other comprehensive loss:
Change in cumulative translation adjustment	(487)	(3,872)
Other comprehensive loss, net of tax	(487)	(3,872)
Total comprehensive loss	(17,054)	(51,826)
Comprehensive (loss) income attributable to noncontrolling interests	(6,592)	1,211
Comprehensive loss attributable to B. Riley Financial, Inc.	$(10,462)	$(53,037)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share and per share data)
For the Three Months Ended March 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	4,563	$—	30,499,931	$3	$589,387	$(1,070,996)	$(6,569)	$32,159	$(456,016)
RSU equity awards reclassified to liability	—	—	—	—	(2,138)	—	—	—	(2,138)
Common stock forfeited	—	—	(2,865)	—	—	—	—	—	—
Warrants issued	—	—	—	—	863	—	—	—	863
Share based payments	—	—	—	—	3,143	—	—	—	3,143
Share based payments in equity of subsidiary	—	—	—	—	23	—	—	293	316
Vesting of shares in equity of subsidiary	—	—	—	—	(71)	—	—	—	(71)
Net loss	—	—	—	—	—	(9,975)	—	(6,592)	(16,567)
Common stock issuance in equity of subsidiary	—	—	—	—	—	—	—	1,575	1,575
Disposition from sale and deconsolidation of businesses	—	—	—	—	—	—	—	2,918	2,918
Initial consolidation of VIE	—	—	—	—	—	—	—	12,494	12,494
Other comprehensive loss	—	—	—	—	—	—	(487)	—	(487)
Balance, March 31, 2025	4,563	$—	30,497,066	$3	$591,207	$(1,080,971)	$(7,056)	$42,847	$(453,970)

Balance, January 1, 2024	4,563	$—	29,937,067	$3	$572,170	$(281,285)	$229	$68,449	$359,566
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	158,236	—	(1,170)	—	—	—	(1,170)
Share based payments	—	—	—	—	8,611	—	—	—	8,611
Share based payments in equity of subsidiary	—	—	—	—	36	—	—	—	36
Dividends on common stock ($0.50 per share)	—	—	—	—	—	(15,093)	—	—	(15,093)
Dividends on Series A preferred stock ($0.4296875 per depository share)	—	—	—	—	—	(1,218)	—	—	(1,218)
Dividends on Series B preferred stock ($0.4609375 per depository share)	—	—	—	—	—	(797)	—	—	(797)
Net (loss) income	—	—	—	—	—	(49,165)	—	1,211	(47,954)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(954)	(954)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,502	2,502
Other comprehensive loss	—	—	—	—	—	—	(3,872)	—	(3,872)
Balance, March 31, 2024	4,563	$—	30,095,303	$3	$579,647	$(347,558)	$(3,643)	$71,208	$299,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities(1):
Net loss	$(16,567)	$(47,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,090	11,137
Provision for losses on accounts receivable	2,065	436
Share-based compensation	3,563	8,682
Fair value and remeasurement adjustments, non-cash (includes $2,146 and $19,125 from related parties for 2025 and 2024, respectively)	8,405	13,651
Non-cash interest and other (includes $— and $(3,192) from related parties for 2025 and 2024, respectively)	4,513	(2,661)
Depreciation of rental merchandise	3,387	4,202
Net foreign currency (gains) losses	(224)	271
Loss from equity investments	552	4
Dividends from equity investments	59	37
Deferred income taxes	8,957	(16,012)
(Gain) loss on sale or disposal of fixed assets and other	(1,350)	111
Gain on sale and deconsolidation of businesses	(80,841)	(314)
Loss on extinguishment of debt	10,427	—
Gain on senior note exchange	(10,532)	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	—	293
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	17,818	10,460
Securities and other investments owned	49,216	192,639
Securities borrowed	2,127	820,860
Accounts receivable	3,551	(8,739)
Prepaid expenses and other assets (includes $2,653 and $(6,267) from related parties for 2025 and 2024, respectively)	5,479	(6,761)
Accounts payable, accrued expenses and other liabilities	(8,961)	(21,114)
Amounts due to/from related parties and partners	(1,959)	(888)
Securities sold not yet purchased	(3,535)	(2,178)
Deferred revenue	(857)	(2,668)
Securities loaned	(5,199)	(818,137)
Net cash provided by operating activities	184	135,357
Cash flows from investing activities(1):
Purchases of loans receivable (includes $(50,853) and $(12,759) from related parties for 2025 and 2024, respectively)	(61,528)	(42,903)
Repayments of loans receivable (includes $32,683 and $20,307 from related parties for 2025 and 2024, respectively)	46,757	39,493
Sales of loans receivable (includes $6,611 and $— from related parties for 2025 and 2024, respectively)	6,840	22,785

Proceeds from loan participations sold	3,986	—
Sale of business, net of cash sold and other	68,901	(184)
Purchases of property, equipment and intangible assets	(6,673)	(913)
Proceeds from sale of property, equipment, intangible assets, and other	7,160	—
Purchases of equity and other investments	(6,621)	—
Consolidation of VIE	359	—
Net cash provided by investing activities	59,181	18,278
Cash flows from financing activities(1):
Proceeds from revolving line of credit	21,535	17,738
Repayment of revolving line of credit	(24,064)	(39,343)
Proceeds from note payable	850	—
Repayment of notes payable and other	(12,834)	(5,361)
Repayment of term loan	(239,274)	(30,036)
Proceeds from term loan	235,550	—
Redemption of senior notes	(145,302)	(115,492)
Payment of debt issuance and offering costs	(8,942)	(191)
Payment of contingent consideration	(48)	(70)
Payment of employment taxes on vesting of restricted stock	—	(1,170)
Common dividends paid	—	(16,014)
Preferred dividends paid	—	(2,015)
Distribution to noncontrolling interests	—	(1,481)
Contributions from noncontrolling interests	—	2,502
Net cash used in financing activities	(172,529)	(190,933)
Decrease in cash, cash equivalents and restricted cash(1)	(113,164)	(37,298)
Effect of foreign currency on cash, cash equivalents and restricted cash(1)	(465)	(3,962)
Net decrease in cash, cash equivalents and restricted cash(1)	(113,629)	(41,260)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	248,651	218,546
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	8,025	15,293
Cash, cash equivalents and restricted cash, beginning of period	256,676	233,839
Cash, cash equivalents and restricted cash from continuing operations, end of period	139,678	181,822
Cash, cash equivalents and restricted cash from discontinued operations, end of period	3,369	10,757
Cash, cash equivalents and restricted cash, end of period	$143,047	$192,579

Supplemental disclosures (Note 2(f)):
Interest paid	$28,982	$81,737
Taxes paid	$932	$1,432
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 3 - Discontinued Operations and Assets Held for Sale for additional information regarding cash flow associated with the results of discontinued operations.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS
B. Riley Financial, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking, brokerage, wealth management, asset management, direct lending, and business advisory services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals. The Company also has a portfolio of communication related businesses that provide consumer internet access and cloud communication services, Tiger US Holdings, Inc. (“Targus”), which designs and sells laptop and computer accessories, and E-Commerce, a technology platform provider that delivers Commerce-as-a-Service (“CaaS”) solutions for apparel brands and other retailers.
The Company operates in five reportable operating segments: (i) Capital Markets, through which the Company provides investment banking, corporate finance, securities lending, restructuring, research, sales and trading services to corporate and institutional clients; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate and high-net-worth clients; (iii) Communications, through which the Company provides consumer Internet access and related subscription services, cloud communication services, and mobile phone voice, text, and data services and devices; (iv) Consumer Products, which generates revenue through sales of laptop and computer accessories; and (v) E-Commerce, which is a technology platform provider that delivers CaaS solutions for apparel brands and other retailers.
During the quarter ended March 31, 2025, management concluded that the Company’s previously reported Financial Consulting segment met the requirements to be classified as discontinued operations. The financial results of this business whose disposal represents a strategic shift that has, or will have, a major effect on our operations and the financial results are reported as discontinued operations in the accompanying condensed statements of operations, and the assets and liabilities are reflected as amounts held for sale in the accompanying condensed balance sheets. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations. The Company's reporting segments have also been changed for the effects of the discontinued operations. For more information, see Note 3 - Discontinued Operations and Assets Held for Sale.
Recent Developments
On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel Financial Corp. ("Stifel"). The sale was completed on April 4, 2025 for net cash consideration based on the 36 financial advisors that joined Stifel at closing. The Company determined that the assets and liabilities associated with the Wealth Management transaction met the criteria to be classified as held for sale, as discussed in Note 3 - Discontinued Operations and Assets Held for Sale, and is included in Assets Held for Sale in the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
On March 3, 2025, the Company and BR Financial Holdings, LLC ("BRFH"), a wholly owned subsidiary of the Company, B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included Atlantic Coast Recycling, LLC (“Atlantic Coast Recycling”), Atlantic Coast Recycling of Ocean County, LLC, (“Atlantic Coast Recycling of Ocean County” and, together with Atlantic Coast Recycling, the “Atlantic Companies”), entered into a Membership Interest Purchase Agreement, dated as of March 1, 2025 (the “MIPA”), whereby all of the issued and outstanding membership interests in each of the Atlantic Companies (the “Interests”) owned by BRFH and the minority holders were sold to a third party for an agreed upon purchase price subject to certain adjustments and holdback amount pending receipt of a certain third party consent. Net cash proceeds received as a result of the sale were net of adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. The Company recognized a gain of $52,430 in connection with the sale, which is included in the "Gain on sale and deconsolidation of businesses" line item on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2025. The Company determined that the assets and liabilities associated with the Atlantic Coast Recycling transaction met the criteria to be classified as held for sale, as discussed in Note 3 - Discontinued Operations and Assets Held for Sale, and were properly classified in the audited condensed consolidated balance sheet as of December 31, 2024.

On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of its wholly owned subsidiary, GlassRatner Advisory & Capital Group, LLC, a Delaware limited liability company (“GlassRatner”), and B. Riley Farber Advisory Inc., an Ontario corporation (“Farber”). The aggregate cash consideration paid by the buyers for the interests of GlassRatner and shares of Farber was $117,800, which is based on a target closing working capital amount that is subject to adjustment within 180-days following the sale date. Upon closing the transaction, the Company recognized a gain of $66,795 in the second quarter of 2025. The Company also entered into a transition services agreement with the buyer to provide certain services. Management concluded that the sale of the GlassRatner business represented a strategic shift that had a major effect on the Company's operations in 2025 and met the criteria for discontinued operations and, as such, have been excluded from continuing operations in the periods presented as more fully described in Note 3 - Discontinued Operations and Assets Held for Sale.
On November 11, 2025, the Company announced that it will change its name to BRC Group Holdings, Inc., effective on January 1, 2026.
Liquidity

For the three months ended March 31, 2025, the Company generated a net loss of $(9,975). During the three months ended March 31, 2025, the Company completed the sale of the Company’s majority owned subsidiary Atlantic Coast Recycling, LLC on March 3, 2025 for proceeds of approximately $68,638. The Company also completed (a) the sale of part of Wealth Management business for $26,037 (the “Wealth Transaction”) on April 4, 2025 as more fully described in Note 3; and (b) the sale of the Company’s financial consulting business on June 27, 2025 for $117,800 as more fully described above.
As discussed in more detail in Note 11 - Senior Notes Payable, from April 7, 2025 to July 11, 2025, the Company completed four private exchange transactions with institutional investors pursuant to which aggregate principal amounts of approximately $29,535 of the 5.50% Senior Notes due March 2026, $2,061 of the 6.50% Senior Notes Payable due September 2026, $109,703 of the 5.00% Senior Notes due December 2026, $51,135 of the 6.00% Senior Notes due January 2028, and $39,485 of the 5.25% Senior Notes due August 2028 (collectively, the “Exchanged Notes”) owned by the investors were exchanged for approximately $140,670 aggregate principal amount of 8.00% Senior Secured Second Lien Notes due 2028 (the "New Notes"), whereupon the Exchanged Notes were cancelled.

After the completion of the Exchanged Notes described above, the Company has approximately $101,596 of 5.50% Senior Notes due March 2026 and $178,471 of 6.50% Senior Notes due September 2026 as more fully described in Note 11 - Senior Notes Payable. The Company believes that the current cash and cash equivalents, securities and other investments owned, funds available under our credit facilities, cash expected to be generated from operating activities and proceeds received from the Wealth Management Transaction and the sale of the Company’s GlassRatner and Farber financial consulting business will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements.
Nasdaq Compliance
On October 1, 2025, the Company received a Staff Determination Letter from the Nasdaq Listing Qualifications Staff (the “Staff”) based on the Company's non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”), as previously notified by the Staff on April 3, 2025, May 21, 2025 and August 20, 2025. The basis for the Staff Determination Letter was that the Company had not yet filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025 (the “Q2 Delayed Report”) with the Securities and Exchange Commission (the “SEC”). The Company filed its Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) on September 19, 2025 and is actively working towards the filing of the Q2 Delayed Report and the timely filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2025 to ensure full compliance with the Listing Rules.
The Staff Determination Letter noted that, after the Staff’s review of the materials submitted by the Company on September 4, 2025 and September 19, 2025 (the “Updated Plan of Compliance”), it lacked the discretion within Nasdaq’s rules to grant the Company a further exception beyond the September 29, 2025 deadline that was previously granted to regain compliance with the Filing Rule. The Staff Determination Letter has no immediate effect and will not immediately result in the suspension of trading or delisting of the Company’s securities.
The Staff Determination Letter notified the Company that it may request a hearing before a Nasdaq Hearings Panel (“Hearings Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. A request for a hearing regarding one or more delinquent filings will automatically stay the suspension of the Company’s securities for a period of at least 15 calendar days from the date of the hearing request. By Nasdaq rule, when a company requests a hearing for one or more late SEC periodic public filings, it must also request an extension of the stay through the hearing date and subsequently during any additional extension period granted by a Hearings Panel following the hearing. Hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. The Company timely submitted a request for a hearing on October 8, 2025, including continued listing of its securities pending the hearing and the Hearings Panel’s decision.
There can be no assurance that the Hearings Panel will grant any of the Company’s requests for additional time. In the unlikely event that there is no ruling on the stay of a suspension prior to the expiration of the automatic stay, it has been Nasdaq’s practice to take no action until a Hearings Panel makes a ruling on the extended stay request. Once the Hearings Panel makes a ruling on the extended stay, the Company intends to make a public announcement. A hearing before the Hearings Panel was held on November 4, 2025. The Company anticipates receiving a determination from the Hearings Panel within 30 days following the date of the hearing.
There can be no assurance that the Hearings Panel will grant our request for reconsideration, that any appeal will be successful with the Hearings Panel, or that we will be able to meet the continued listing requirements if we are permitted to continue trading on Nasdaq. Even if the Hearing Panel grants us additional time to file the Q2 Delayed Report and we meet all terms of any exception to the Nasdaq Filing Rule afforded by the Hearings Panel, there can be no assurance that we will be able to timely file the required reports or meet other continued listing requirements in the future.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated upon consolidation. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations; see Note 1 - Organization and Nature of Business Operations and Note 3 - Discontinued Operations and Assets Held for Sale.
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 2(o) - Variable Interest Entities.
The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to interim financial reporting guidelines and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at December 31, 2024 was derived from our audited annual consolidated financial statements. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The disclosures presented in our notes to the unaudited condensed consolidated financial statements are presented on a continuing operations basis. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The unaudited results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
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
(c) Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expense during the reporting periods. Estimates are used when accounting for certain items such as valuation of securities, allowance for credit losses, the fair value of loans receivables, intangible assets and goodwill, share based arrangements, contingent consideration, embedded derivatives, warrant liabilities, accounting for income tax valuation allowances, and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may significantly differ.
(d) Concentration of Risk
Revenues in the Capital Markets, Wealth Management, Communications, and E-Commerce segments are primarily generated in the United States. Revenues in the Consumer Products segment are primarily generated in the United States, Canada, and Europe.
The Company maintains cash in various federally insured banking institutions. The account balances at each institution periodically exceed the Federal Deposit Insurance Corporation’s (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. The Company has not experienced any losses in such accounts and mitigates this risk by utilizing financial institutions of high credit quality.
(e) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company also has restricted cash primarily consisting of cash collateral for leases and at December 31, 2024 restricted cash was used for the repayment of the 6.375% Senior Notes due on February 28, 2025.
Cash, cash equivalents and restricted cash consist of the following:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$138,303	$146,852
Restricted cash	1,375	100,475
Total cash, cash equivalents and restricted cash	$139,678	$247,327
(f) Supplemental Non-cash Disclosures
During the three months ended March 31, 2025, there was non-cash investing activity of $5,302 related to loans transferred to loans held for sale from loans receivable at fair value. During the three months ended March 31, 2025, there was non-cash financing activity related to the Company's exchange of its 5.50% Senior Notes due March 2026 in the aggregate principal amount of $86,309 and its 5.00% Senior Notes due December 2026 in the aggregate principal amount of $36,745 for its New Notes in the aggregate principal amount of $107,156 for a net gain on exchange of senior notes of $10,532. There was also non-cash financing activity related to the recognition of capital from a noncontrolling interest of $12,494 upon the Company's initial consolidation of a VIE, issuance of common stock in equity of subsidiary in the amount of $1,575 and the disposition of noncontrolling interests through the sale and deconsolidation of businesses of $2,918, the reclassification of restricted stock awards from equity-classified awards in the amount of $2,138, the issuance of warrants for a term loan of $7,860, a derivative liability for a mandatory repayment feature in the term loan of $11,244, a remaining accrued exit fee of $224, and warrants issued for senior notes of $863. During the three months ended March 31, 2024, there was non-cash investing activity related to the receipt of a note receivable in the amount of $2,000 related to the sale of certain assets and $42,077 related to a loan receivable, at fair value that converted into equity securities. There was also non-cash investing activity of $22,576 related to loans transferred to loans held for sale from loans receivable at fair value.

(g) Accounts Receivable
Accounts receivable represents amounts due from the Company’s Capital Markets, Wealth Management, Communications, Consumer Products, and E-Commerce customers. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes the expected loss model, which includes the pooling of receivables using the aging method, historical losses, current market conditions, and reasonable supportable forecasts of expected losses. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for credit losses are included in Note 6 - Accounts Receivable.
(h) Inventories
Inventories are substantially all finished goods from the Consumer Products and Communications segments and are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. The Company maintains an allowance for excess and obsolete inventories to reflect its estimate of realizable value of the inventory based on historical sales and recoveries. Inventories are included in the "Prepaid expenses and other assets" line item in the unaudited condensed consolidated balance sheets.
(i) Rental Merchandise
Rental merchandise is carried at cost, net of accumulated depreciation. When initially purchased, merchandise is not depreciated until it is leased to its rent-to-own customers. Leased merchandise is depreciated over the lease term of the rental agreement and recorded as cost of sales. Rental merchandise that is returned is depreciated from the net book value on the day of the return on a straight-line basis for 24 months until the item is leased again or reaches a zero-dollar salvage value. Damaged or lost merchandise is written off monthly.
(j) Loans Receivable
Under the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 825, Financial Instruments, the Company elected the fair value option for all outstanding loans receivable. Management evaluates the performance of the loan portfolio on a fair value basis. Under the fair value option, loans receivable are measured at each reporting period based upon their exit value in an orderly transaction, and unrealized gains or losses are included in "Fair value adjustments on loans" line item in the unaudited condensed consolidated statements of operations. At the time of origination, the Company's loans receivable are collateralized by the assets of borrowers and other pledged collateral and may have guarantees to provide for protection of the payments due on loans receivable.
The fair value of loans receivable was $98,596 and $90,103 as of March 31, 2025 and December 31, 2024, respectively. The loans have various maturities through February 2029. As of March 31, 2025 and December 31, 2024, the principal balances net of discounts of loans receivable accounted for under the fair value option was $428,062 and $446,004, respectively. The net principal balances of loans receivable exceeded the fair value of loans by $329,466 and $355,901 as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded net realized and unrealized losses of $8,096 and $12,130, respectively, on loans receivable, at fair value, which is included in the "Fair value adjustments on loans" line item on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.
Loans receivable, at fair value on non-accrual and 90 days or greater past due was $17,334, which represented approximately 17.6% of total loans receivable, at fair value as of March 31, 2025. The principal balance of loans receivable on non-accrual and 90 days or greater past due was $328,016 as of March 31, 2025. Loans receivable, at fair value on non-accrual was $21,122, which represents approximately 23.4% of total loans receivable, at fair value as of December 31, 2024. The principal balance of loans receivable on non-accrual was $321,544 as of December 31, 2024. Interest income for loans on non-accrual and/or 90 days or greater past due is recognized separately from fair value adjustments on loans in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024. The amount of gains or (losses) included in earnings attributable to changes in instrument-specific credit risk was $(8,096) and $(11,339) during the three months ended March 31, 2025 and 2024, respectively. The gains or losses attributable to changes in instrument-specific risk were determined by management based on an estimate of the fair value change during the period specific to each loan receivable.

Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance and is included in the "Interest income - loans" line item in the unaudited condensed consolidated statements of operations.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of March 31, 2025, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 16(b) - Babcock & Wilcox Commitments and Guarantees. In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of March 31, 2025, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure.
Vintage Capital Management, LLC Loan Receivable
On August 21, 2023, one of the Company’s subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Brian Kahn ("Mr. Kahn"), amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes the Company's subsidiary the aggregate principal amount of $200,506 bears interest at the rate of 12.00% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by the Freedom VCM, Inc. ("Freedom VCM") in an amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM's equity interests owned by Mr. Kahn, the chief executive officer ("CEO") and a member of the board of directors of Freedom VCM as of December 31, 2023, and his spouse with a value, based on the transaction price of the take private transaction that included the acquisition of the Franchise Group Inc. ("FRG") by a buyer group that included members of senior management of FRG, led by Mr. Kahn, FRG’s then CEO (the “FRG take-private transaction”), of $227,296 as of August 21, 2023.

On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. In light of Mr. Kahn’s alleged involvement with the alleged misconduct concerning Prophecy Asset Management LP (“Prophecy”). On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 ("Chapter 11 Cases") of Title 11 of the United States Bankruptcy Code ("Bankruptcy Code"), which impacted the collateral for this loan receivable. To the extent the loan balance and accrued interest exceed the underlying collateral value of the loan an unrealized loss will be recorded in the unaudited condensed consolidated statements of operations. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral.
The fair value of the VCM loan receivable was $2,334 and $2,057 as of March 31, 2025 and December 31, 2024, respectively. The remaining principal balance was $224,968 as of March 31, 2025 and December 31, 2024, and exceeded the fair value of the loan receivable by $222,634 and $222,911, respectively.
On September 29, 2025, the SEC filed a complaint in the U.S. District Court for the District of New Jersey against Prophecy, its CEO and Kahn alleging violations of certain of the antifraud provisions of federal securities laws. On November 10, 2025, news reports and a court filing by the U.S. Attorney’s Office for the District of New Jersey indicated that the U.S. Attorney’s Office has charged Kahn with securities fraud in connection with his activities as a Prophecy sub-adviser. The charging document is not yet public, and no other information is available to the Company at this time but an initial appearance, bond hearing, and plea agreement hearing has been scheduled for December 10, 2025 before the New Jersey District Court.
W.S. Badcock Corporation and Freedom VCM Receivables, Inc. Loans Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Badcock Receivables I”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), which at the time was an indirect wholly owned subsidiary of FRG, which became a subsidiary of Freedom VCM as a result of the transaction on August 21, 2023. The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables which are small consumer loans issued by WSBC to consumers for the purchase of merchandise sold at WSBC's stores. On September 23, 2022, the Company's then majority-owned subsidiary, B Riley Receivables II, LLC (“BRRII”), a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“Badcock Receivables II”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan. During the three months ended March 31, 2023, BRRII entered into Amendment No. 2 and No. 3 to Badcock Receivables II with WSBC for a total of $145,278 in additional consumer credit receivables. The accounting for these transactions resulted in the Company recording a loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. The collateral for these loans receivable are the individual consumer credit receivables that were originally issued to WSBC consumers for merchandise sold in WSBC stores and the total amount of collections on these loans receivable is dependent upon their credit performance. These loans receivable are measured at fair value.
On August 21, 2023, all of the equity interests of BRRII were sold to Freedom VCM Receivables, Inc. (“Freedom VCM Receivables”), a subsidiary of Freedom VCM, which resulted in a loss of $78. In connection with the sale, Freedom VCM Receivables entered into the Freedom Receivables Note in the amount of $58,872, with a stated interest rate of 19.74% per annum and a maturity date of August 21, 2033 with payments of principal and interest on the note limited solely to the performance of certain consumer receivables held by BRRII. This loan receivable is measured at fair value.
In connection with these loans, the Company entered into a Servicing Agreement with WSBC pursuant to which WSBC provided to the Company certain customary servicing and account management services in respect of the receivables purchased by the Company under the Receivables Purchase Agreement. In addition, subject to certain terms and conditions, FRG has agreed to guarantee the performance by WSBC of its obligations under the Master Receivables Purchase Agreements and the Servicing Agreement.
On February 7, 2025, the Company sold the two loans and recorded net realized losses of $38,100 which is included in the "Fair value adjustments on loans" line item in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025. As such, the Company no longer owned the two loans as of March 31, 2025. The fair value and remaining principal balances of the two loans in aggregate were $6,082 and $45,826, respectively, as of December 31, 2024. The principal balances of the two loans exceeded their fair value by $39,744 in aggregate as of December 31, 2024.
Conn’s, Inc. Loan Receivable
On December 18, 2023, WSBC was sold by Freedom VCM to Conn’s, Inc. (“Conn’s”) whereby the Company loaned Conn’s $108,000 pursuant to the “Conn’s Term Loan” which bears interest at an aggregate rate per annum equal to the Term Secured Overnight Financing Rate ("SOFR") Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on February 20, 2027. Future collection of the Conn’s loan receivable is expected to be paid from the sale of assets and servicing of a pool consumer receivables that serve as collateral for the loan where the Company has a second lien on these assets.
On July 23, 2024, Conn’s and certain of its subsidiaries filed voluntary positions for relief under Chapter 11 Cases of Title 11 of the Bankruptcy Code in the Southern District of Texas. The commencement of the Chapter 11 Cases constitutes an event of default that accelerates the repayment obligations of the loan receivable issued to Conn’s. Any efforts to enforce repayment obligations under the Conn’s loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of this loan are subject to the applicable provisions of the Bankruptcy Code. As a result of the Chapter 11 Cases, the Conn’s loan receivable was placed on non-accrual status.
On December 17, 2024, the Company entered into an agreement with the first-lien holder banks of the Conn’s loan receivable to assign the first-lien loan receivable to the Company for consideration of $27,738. The fair value and principal balance of the loan receivable was $19,761 as of December 31, 2024. The loan receivable was paid in full on January 24, 2025.
The fair value of the Conn’s Term Loan was $15,000 and $19,065 as of March 31, 2025 and December 31, 2024, respectively. The remaining principal balance was $93,000 as of March 31, 2025 and December 31, 2024 with unamortized discounts of $2,705 as of March 31, 2025 and December 31, 2024. The principal balances, net of discounts, exceeded the fair value of the loans receivable by $75,295 and $71,230 as of March 31, 2025 and December 31, 2024, respectively.
Torticity, LLC Loan Receivable
On November 2, 2023, B. Riley Principal Investments, LLC (or "BRPI"), a wholly owned subsidiary of the Company, along with other lenders entered into a loan receivable with Torticity, LLC for an aggregate principal amount of $25,000, of which $15,000 was BRPI's total principal commitment. On November 20, 2023, BRPI transferred the promissory note to B. Riley Commercial Capital, LLC (or "BRCC"), another wholly owned subsidiary of the Company. The loan receivable bears interest at 15.00% per annum paid quarterly at 7.50% per annum in cash and 7.50% per annum payment-in-kind to be capitalized and added to the outstanding principal balance. The principal balance of the loan receivable was $16,333 at March 31, 2025 and December 31, 2024, with a maturity date of November 2, 2026. The fair value of the entire loan receivable was zero at December 31, 2024. Subsequent to December 31, 2024, there were amendments to the loan; however, the entire loan remained impaired with no fair value at March 31, 2025 and there has been no interest income on the loan receivable during 2025.
Great American Holdings, LLC Loan Receivable
On November 15, 2024, BRCC entered into a senior secured revolving credit and guaranty agreement with Great American Holdings, LLC. On February 26, 2025, the senior secured revolving credit and guaranty agreement was transferred to BRF Finance Co., LLC (or "BRF"), a wholly owned subsidiary of the Company. BRF Finance Co. LLC's initial revolving commitment was $25,000 with a maturity date of November 15, 2025. As subsequently amended, the revolving commitment was revised to $40,000 for the period March 10, 2025 to June 30, 2025 and reduced back to $25,000 from July 1, 2025 until the maturity date. The senior secured revolving credit bears interest at the Term SOFR rate, as defined in the agreement, plus an applicable rate of 4.75% per annum.
The carrying value and outstanding principal balances of the Great American Holdings, LLC loan receivable was $27,898 and $1,698 as of March 31, 2025 and December 31, 2024, respectively. On October 16, 2025, all outstanding amounts due and owing under this facility were repaid in full to BRF and the facility was terminated.
GA Joann Retail Partnership, LLC Loan Receivable
On February 27, 2025, BRF, along with other lenders, entered into a credit agreement with GA Joann Retail Partnership, LLC for an aggregate commitment of $52,000, of which BRF is committed to $24,653. The credit agreement bears interest at 10.00% to be paid monthly as payment-in-kind and capitalized into the outstanding principal balance and has a maturity date of November 26, 2025.
The carrying value and outstanding principal balance of the GA Joann Retail Partnership, LLC loan receivable was $14,184 as of March 31, 2025. This loan receivable was paid in full on April 7, 2025.

(k) Securities and Other Investments Owned and Securities Sold Not Yet Purchased
The Company’s securities and other investments owned and securities sold not yet purchased consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Securities and other investments owned:
Securities and other investments owned at fair value:
Equity securities	$107,200	$165,408
Corporate bonds	30,808	29,027
Other fixed income securities	2,390	4,923
Partnership interests and other	21,145	15,867
Total securities and other investments owned at fair value:	161,543	215,225

Equity securities valued under the measurement alternative	70,217	67,100
Total securities and other investments owned	$231,760	$282,325

Securities sold not yet purchased:
Equity securities	$548	$—
Corporate bonds	840	1,891
Other fixed income securities	752	3,784
Total securities sold not yet purchased	$2,140	$5,675
Securities and other investments owned consist of equity securities including, common and preferred stocks, warrants, and options; corporate bonds; other fixed income securities including, government and agency bonds, and investments in partnerships that are accounted for at fair value in accordance with ASC 820, Fair Value Measurements (see Note 2(l)). Equity securities also include investments in public and private companies that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. Investments become subject to the equity method of accounting when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the Company possesses more than 20% of the voting interests of the investee. However, the Company may have the ability to exercise significant influence over the investee when the Company owns less than 20% of the voting interests of the investee depending on the facts and circumstances that demonstrate that the ability to exercise influence is present, such as when the Company has representation on the board of directors of such investee. In accordance with ASC 321, Investments - Equity Securities, unrealized gains (losses) on equity securities held at March 31, 2025, includes unrealized losses of $16,209 and $31,808 for the three months ended March 31, 2025 and 2024, respectively, which is included in the "Realized and unrealized losses on investments" line item on the accompanying unaudited condensed consolidated statements of operations.
Securities and other investments owned also includes equity investments in nonpublic entities that do not have a readily determinable fair value. For these investments the Company has elected to apply the measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, the Company evaluates whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. The following table presents, as of March 31, 2025 and December 31, 2024, the carrying value of equity securities measured under the measurement alternative investments and the related adjustments recorded during the periods presented for those securities with observable price changes:

	March 31, 2025	December 31, 2024
Securities and other investments owned, carrying value	$70,217	$67,100
Upward carrying value changes	1,732	1,848
Downward carrying value changes/impairment	(592)	(2)
The following table presents information on equity securities valued under the measurement alternative on a nonrecurring basis by level within the fair value hierarchy which were measured due to an observable price change or impairment during the periods below.

	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2025
Equity securities valued under the measurement alternative	$12,101	$—	$10,843	$1,258
As of December 31, 2024
Equity securities valued under the measurement alternative	$7,294	$—	$7,294	$—
Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Changes in the value of these securities are reflected currently in the results of operations.
As of March 31, 2025 and December 31, 2024, equity securities includes $17,006 and $29,562, respectively, of investments in public and private companies that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting as follows:
Freedom VCM Holdings, LLC Equity Interest and Take-Private Transaction
On August 21, 2023, the Company acquired an equity interest in Freedom VCM for $216,500 in cash in connection with the FRG take-private transaction. In connection with the closing of the FRG take-private transaction, the Company terminated an investment advisory agreement (the “Advisory Agreement”) with Mr. Kahn. Pursuant to the Advisory Agreement, Mr. Kahn, as financial advisor, had the sole power to vote or dispose of $64,644 of shares of FRG common stock (based on the value of FRG shares as of the closing date of the FRG take-private transaction) held of record by B. Riley Securities, Inc. (“BRS”). Upon the termination of the Advisory Agreement, (i) Mr. Kahn’s right to vote or dispose of such FRG shares terminated, (ii) such FRG shares owned by BRS were rolled over into additional equity interests in Freedom VCM in connection with the FRG take-private transaction, and (iii) Mr. Kahn owed a total of $20,911 to the Company under the Advisory Agreement which amount was added to, and included in, the Amended and Restated Note.
Following these transactions, the Company owned an equity interest of $281,144 (based on the FRG take-private transaction price) or 31% of the outstanding equity interests in Freedom VCM. Also in connection with the FRG take-private transaction, on August 21, 2023 all of the equity interests of BRRII were sold to a Freedom VCM affiliate, which resulted in a loss of $78. In connection with the sale, the Freedom VCM affiliate assumed the obligations with respect to the Pathlight Credit Agreement, and the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 (the “Freedom Receivables Note”) with payments of principal and interest on the note limited solely to performance of certain receivables held by BRRII.
On December 18, 2023, a wholly owned subsidiary of Freedom VCM entered into a transaction that resulted in the sale of all of the operations of WS Badcock to Conn’s in exchange for the issuance by Conn’s of 1,000,000 shares of Conn’s preferred stock (the “Preferred Shares”). The Preferred Shares issued by Conn’s to Freedom VCM, subject to the terms set forth in the Certificate of Designation, are nonvoting and are convertible into an aggregate of approximately 24,540,295 shares of non-voting common stock of Conn’s, which represented 49.99% of the issued and outstanding shares of common stock of Conn’s which resulted in consideration received by Freedom VCM of approximately $69,900. As a result of the convertible preferred stock having a conversion feature into 49.99% of the common stock of Conn’s, Freedom VCM is considered to have significant influence over Conn’s in accordance with ASC 323, Investments – Equity Method and Joint Ventures. On July 23, 2024, Conn’s filed a Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court. The original $69,900 of consideration that Freedom VCM received from the sale of WS Badcock to Conn's that is still held by Freedom VCM at March 31, 2025 is impaired and was written off by Freedom VCM as there is expected to be no recovery of any value by Freedom VCM as a result of Conn’s bankruptcy filing.
On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the bankruptcy filing, the Company no longer had significant influence over Freedom VCM, and the equity investment was written off with a zero balance as of December 31, 2024. On June 1, 2025, the United States Bankruptcy Court for the District of Delaware entered an Order Confirming the Ninth Amended Joint Chapter 11 Plan of Franchise Group, Inc. and its affiliated debtors pursuant to the FRG Plan. Under the FRG Plan, all equity interests and claims related thereto were cancelled and such equity interest holders, including Freedom VCM as an equity holder of Franchise Group, Inc. will not receive any property or distributions under the FRG Plan. As a result, of the FRG Plan, the Company does not expect to receive any proceeds or distributions from the equity investment in Freedom VCM. The bankruptcy filing resulted in the write-off of the equity investment. The change in fair value of $42,405 is included in the "Realized and unrealized losses on investments" line item in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2024.
The following tables contain summarized financial information with respect to Freedom VCM, included below for purposes of the disclosure a quarter in arrears (consolidated balance sheet amounts as of September 30, 2024 correspond to amounts as of December 31, 2024 of the Company; income statement amounts during the three months ended December 31, 2023 correspond to amounts for the three months ended March 31, 2024 of the Company), which is the period in which the most recent financial information was available.

September 30, 2024
Current assets	$871,102
Noncurrent assets	$2,889,334
Current liabilities	$569,281
Noncurrent liabilities	$2,680,178
Equity attributable to investee	$510,977

Three Months Ended December 31, 2023
Revenues	$806,229
Cost of revenues	$499,679
Loss from continuing operations	$(1,175)
Net loss attributable to investees	$(169,583)
Babcock and Wilcox Enterprises, Inc, Equity Investment
The Company owns a 28% voting interest in B&W whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of December 31, 2024 and September 30, 2024 correspond to amounts as of March 31, 2025 and December 31, 2024, respectively, of the Company; income statement amounts during the three months ended December 31, 2024 and 2023 correspond to amounts during the three months ended March 31, 2025 and 2024, respectively, of the Company), which is the period in which the most recent financial information is available:

	December 31, 2024	September 30, 2024
Current assets	$490,185	$530,223
Noncurrent assets	$236,802	$274,410
Current liabilities	$388,493	$297,928
Noncurrent liabilities	$621,666	$709,823
Deficit attributable to investee	$(283,763)	$(203,694)
Noncontrolling interest	$591	$576

	For the Three Months Ended December 31,
	2024	2023
Revenues	$66,276	$227,167
Cost of revenues	$42,043	$171,552
Loss from continuing operations	$(71,318)	$(54,266)
Net loss	$(63,021)	$(62,724)
Net loss attributable to investees	$(63,065)	$(66,454)
As of March 31, 2025 and December 31, 2024, the fair value of the investment in B&W totaled $18,455 and $45,012, respectively, and is included in the "Securities and other investments owned, at fair value" line item in the accompanying unaudited condensed consolidated balance sheets.

Other Public Company Equity Investments
In March 2024, the Company no longer had board representation in Synchronoss Technologies, Inc., and as a result, the Company no longer retained significant influence over the equity investment. As of March 31, 2025, the Company had a voting interest of 3% in Synchronoss Technologies, Inc. The Company has elected to account for this equity investment under the fair value option. The following summarized income statement for Synchronoss Technologies, Inc. is included below for purposes of disclosure a quarter in arrears whereas the three months ended December 31, 2023 correspond to amounts during the three months ended March 31, 2024 of the Company, which was the period in which the most recent financial information was available:

Three Months Ended December 31, 2023
Revenues	$41,402
Cost of revenues	$10,292
Net loss attributable to investees	$(35,001)
As of March 31, 2025 and December 31, 2024, the fair value of the equity investment in Synchronoss Technologies, Inc. was $3,337 and $7,200, respectively. These amounts are included in "Securities and other investments owned, at fair value" line item in the accompanying unaudited condensed consolidated balance sheets.
Other Equity Investments
As of March 31, 2025, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor, and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in three and five private companies as of March 31, 2025 and December 31, 2024, respectively.
The following table contains summarized financial information for these companies, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of December 31, 2024 and September 30, 2024 correspond to amounts as of March 31, 2025 and December 31, 2024, respectively, of the Company; income statement amounts during the three months ended December 31, 2024 and 2023 correspond to amounts during the three months ended March 31, 2025 and 2024, respectively, of the Company), which is the period in which the most recent financial information is available:

	December 31, 2024	September 30, 2024
Current assets	$20,552	$215,927
Noncurrent assets	$119,695	$572,628
Current liabilities	$9,827	$86,672
Noncurrent liabilities	$69,309	$105,711
Equity attributable to investee	$61,111	$596,172

	For the Three Months Ended December 31,
	2024	2023
Revenues	$11,723	$145,974
Cost of revenues	$2,794	$127,348
Net loss attributable to investees	$(2,314)	$(10,505)
(l) Fair Value Measurements
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds, and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC 820, Fair Value Measurements. As of March 31, 2025 and December 31, 2024, partnership and investment fund interests valued at NAV of $21,145 and $15,867, respectively, are included in the "Securities and other investments owned, at fair value" line item in the accompanying unaudited condensed consolidated balance sheets.
The Company measures certain assets at fair value on a nonrecurring basis. These assets include equity method investments for which the measurement alternative has been elected, adjusted to fair value based on observable price changes or impairment, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.
The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2025 Using
	Fair value as of March 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$107,200	$79,670	$—	$27,530
Corporate bonds	30,808	536	30,272	—
Other fixed income securities	2,390	—	2,390	—
Total securities and other investments owned	140,398	80,206	32,662	27,530
Loans receivable, at fair value	98,596	—	—	98,596
Total assets measured at fair value	$238,994	$80,206	$32,662	$126,126

Liabilities:
Securities sold not yet purchased:
Equity securities	$548	$548	$—	$—
Corporate bonds	840	1	839	—
Other fixed income securities	752	—	752	—
Total securities sold not yet purchased	2,140	549	1,591	—
Contingent consideration	4,593	—	—	4,593
Liability-classified warrants	5,160	—	—	5,160
Embedded derivative	14,593	—	—	14,593
Total liabilities measured at fair value	$26,486	$549	$1,591	$24,346

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2024 Using
	Fair value at December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$165,408	$124,892	$—	$40,516
Corporate bonds	29,027	25,461	3,566	—
Other fixed income securities	4,923	—	4,923	—
Total securities and other investments owned	199,358	150,353	8,489	40,516
Loans receivable, at fair value	90,103	—	—	90,103
Total assets measured at fair value	$289,461	$150,353	$8,489	$130,619

Liabilities:
Securities sold not yet purchased:
Corporate bonds	$1,891	$—	$1,891	$—
Other fixed income securities	3,784	—	3,784	—
Total securities sold not yet purchased	5,675	—	5,675	—
Contingent consideration	4,538	—	—	4,538
Total liabilities measured at fair value	$10,213	$—	$5,675	$4,538
As of March 31, 2025 and December 31, 2024, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $126,126 and $130,619, respectively, or 8.3% and 7.3%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The fair value for individual Level 3 financial assets and liabilities have various financial inputs which include multiple of sales, the market price of related securities, annualized volatility, discount rates, recovery rates and expected term inputs that may change at each reporting period and result in an increase or decrease in the valuation of Level 3 financial assets and liabilities.

The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of March 31, 2025 and December 31, 2024:

	Fair value at March 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$22,656	Market approach	Multiple of EBITDA(2)	5.5x	5.5x
			Multiple of Sales	1.9x - 6.0x	2.7x
			Market price of related security	$10.22 - $11.72	$11.21
	4,874	Option pricing model	Annualized volatility	47.0% - 175.0%	64.0%
Loans receivable at fair value	77,687	Discounted cash flow	Discount rate	7.7% - 22.8%	19.8%
	15,000	Liquidation approach	Cash recovery rate	16.1%	16.1%
	5,909	Market approach	Market price of related security	$10.89	$10.89
Total level 3 assets measured at fair value	$126,126

Liabilities:
Contingent consideration	$4,593	Discounted cash flow	Discount rate	5.0% - 7.5%	5.1%
Liability-classified warrants	5,160	Monte Carlo simulation and Black-Scholes option pricing model	Annualized volatility	75.0%	75.0%
			Discount for lack of marketability	13.7%	13.7%
Embedded derivative	14,593	Discounted cash flow	Discount rate	24.3%	24.3%
		Monte Carlo simulation model	Annualized volatility	105.0%	105.0%
			Expected term	2.9 years	2.9 years
Total level 3 liabilities measured at fair value	$24,346
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2) Multiple of earnings before interest, taxes, depreciation, and amortization ("EBITDA").

	Fair value at December 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$34,654	Market approach	Multiple of EBITDA	6.3x	6.3x
			Multiple of Sales	2.1x - 8.0x	3.1x
			Market price of related security	$9.97 - $11.10	$10.76
	5,862	Option pricing model	Annualized volatility	47.0% - 171.0%	87.0%
Loans receivable at fair value	86,150	Discounted cash flow	Discount rate	7.3% - 69.1%	19.7%
	3,953	Market approach	Market price of related security	$9.60 - $16.48	$12.90
Total level 3 assets measured at fair value	$130,619

Liabilities:
Contingent consideration	4,538	Discounted cash flow	Discount rate	5.0% - 7.5%	5.1%
Total level 3 liabilities measured at fair value	$4,538
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.
The changes in Level 3 fair value hierarchy during the three months ended March 31, 2025 and 2024 were as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period						Level 3 Balance at End of Period	Change in unrealized gains (losses) (2)
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases/ Originations	Sales	Settlements/ Repayments	Transfer in and/or out of Level 3
Three Months Ended March 31, 2025
Equity securities	$40,516	$(3,844)	$—	$869	$(10,000)	$(11)	$—	$27,530	$(3,844)
Loans receivable at fair value	90,103	(8,096)	—	58,008	(6,840)	(34,579)	—	98,596	(9,738)
Contingent consideration	4,538	103	—	—	—	(48)	—	4,593	(103)
Liability-classified warrants	—	(2,700)	—	7,860	—	—	—	5,160	2,700
Embedded derivative	—	3,349	—	11,244	—	—	—	14,593	(3,349)

Three Months Ended March 31, 2024
Equity securities	$452,581	$(56,388)	$12	$435	$(9,322)	$—	$(1,074)	$386,244	$(57,197)
Loans receivable at fair value	532,419	(12,130)	3,089	30,976	(22,785)	(79,073)	—	452,496	(20,812)
Contingent consideration	25,194	(148)	—	—	—	(70)	—	24,976	148
(1) Fair value adjustments during the three months ended March 31, 2025 includes the following: $(3,844) of realized and unrealized gains (losses) on equity securities comprised of $(1,082) included in "Trading gains (losses), net" and $(2,762) included in "Realized and unrealized losses on investments", $(8,096) of fair value adjustments on loans included in "Fair value adjustments on loans", $(103) of realized and unrealized losses related to contingent consideration included in "Selling, general and administrative expenses", $2,700 of unrealized gains related to liability-classified warrants included in "Change in fair value of financial instruments and other", and $(3,349) of unrealized losses related to embedded derivatives included in "Change in fair value of financial instruments and other" line items in the unaudited condensed consolidated statements of operations. Fair value adjustments during the three months ended March 31, 2024 includes the following: $(56,388) of realized and unrealized gains (losses) on equity securities is comprised of $(10,390) relating to equity securities included in "Trading gains (losses), net" and $(45,998) of realized and unrealized gains (losses) included in "Realized and unrealized losses on investments", $(12,130) of fair value adjustments on loans included in "Fair value adjustments on loans", and

$(148) related to contingent consideration included in "Selling, general and administrative expenses" line items in the unaudited condensed consolidated statements of operations.
(2) For the three months ended March 31, 2025 and 2024, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
The carrying amounts reported in the unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of March 31, 2025 and December 31, 2024, the senior notes payable had a carrying amount of $1,370,769 and $1,530,561, respectively, and fair value of $520,846 and $769,476, respectively. The aggregate carrying amount of the Company's notes payable, revolving credit facility, and term loans of $197,888 and $243,779 as of March 31, 2025 and December 31, 2024, respectively, approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.
(m) Equity Method Investment
As of March 31, 2025 and December 31, 2024, equity investments that are accounted for under the equity method of accounting had an aggregate carrying value of $95,440 and $85,487, respectively, which is included in "Prepaid expenses and other assets" line item in the accompanying unaudited condensed consolidated balance sheets (refer to Note 7 - Prepaid Expenses and Other Assets). The Company’s share of earnings or losses from equity method investees included in "Loss from equity investments" was $(552) and $(4) during the three months ended March 31, 2025 and 2024, respectively, in the accompanying unaudited condensed consolidated statements of operations.
Great American Holdings, LLC
On November 15, 2024, the Company completed the sale of a majority interest in Great American Holdings, LLC (“GA Holdings”) to Oaktree. Upon completion of the sale, the Company retained a minority ownership interest of approximately 44.2% of the Class A common units of GA Holdings. GA Holdings operations include appraisal and valuation services, real estate, and retail, wholesale & industrial auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. GA Holdings has three classes of equity interests which include common interests, Class A preferred interests and Class B preferred interests. The Company accounts for its investment in GA Holdings under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures, with a three-month lag.
Under the equity method of accounting, the Company records its proportionate share of earnings or losses; however, given the capital structure of GA Holdings the Company applies the Hypothetical Liquidation at Book Value ("HLBV") method on a three-month lag to determine the allocation of profits and losses since the liquidation rights and priorities, as defined by the limited liability agreement of GA Holdings, differ from the Company’s underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the limited liability agreement as if GA Holdings was to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions.
As of March 31, 2025 and December 31, 2024, our net investment in GA Holdings was $82,013 and $82,462, respectively, and is included in the "Prepaid expenses and other assets" line item in the unaudited condensed consolidated balance sheets. Based on the terms of the limited liability agreement, we recorded equity in net losses attributable to GA Holdings using the HLBV method of $(449) for the three months ended March 31, 2025 which is included in the "Loss from equity investments" line item in the accompanying unaudited condensed consolidated statements of operations.

The following tables contain summarized financial information with respect to GA Holdings, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of December 31, 2024 correspond to amounts as of March 31, 2025 and income statement amounts during the period from November 15, 2024 to December 31, 2024 correspond to amounts for the quarter ended March 31, 2025):

December 31, 2024
Current assets	$34,922
Noncurrent assets	$291,362
Current liabilities	$34,735
Mezzanine equity - preferred units	$279,096
Equity attributable to investee	$12,453

Period From
November 15, 2024 to
December 31, 2024

Revenue	$21,675
Cost of revenue and expenses	$18,184
Net income attributable to investee	$3,490
GA Joann Retail Partnership, LLC

On February 27, 2025, the Company contributed capital and certain financial support in the form of cash and subordinated debt in exchange for minority ownership interest of approximately 47.4% in GA Joann Retail Partnership, LLC (“Joann Retail”). Joann Retail’s operations include the acquisition and liquidation of Joann Inc’s (and its subsidiaries) retail assets. Joann Retail has two classes of equity interest which include voting Class A and nonvoting Class B interests.

The Company accounts for its investment in Joann Retail under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under which the Company accounts for its investment on a three-month lag to determine the allocation of profits and losses.
As of March 31, 2025, our net investment in Joann Retail was $6,163, and is included in the "Prepaid expenses and other assets" line item in the unaudited condensed consolidated balance sheets. In accordance with the accounting for an equity method on a lag basis, the Company did not recognize any equity method earnings or losses for its investment in Joann Retail for the three months ended March 31, 2025 as the Company’s earnings or losses for the period are reflected in the cost of the investment and the initial measurement on February 27, 2025.
SW-B. Riley Retail Opportunity Fund ("SW-B. Riley Retail")

The Company accounts for its investments in SW-B. Retail under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under which the Company accounts for its share of SW-B. Retail’s earnings or losses on the basis of the percentage of the equity interest the Company owns. At December 31, 2024, the Company's ownership percentage was approximately 10.7% and increased to 22.6% with the consolidation of BRC Partners Opportunity Trust (the “BRC Trust”) as discussed below in Note 2(n) - Noncontrolling Interests. The carrying value of the Company’s equity method investments in SW-B. Retail included in the "Prepaid expenses and other assets" line item in the unaudited condensed consolidated balance sheets was $7,264 and $3,025 as of March 31, 2025 and December 31, 2024, respectively.

(n) Noncontrolling Interests

Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to the Company. The Company’s non-redeemable noncontrolling interest relates to the equity ownership interest of consolidated subsidiaries that it does not own.

The initial fair value of the noncontrolling interest is a nonrecurring Level 3 measurement determined by a weighing of the discounted cash flow method and market approach. The discounted cash flow method utilized five-year discrete projections of the operating results, working capital and depreciation and capital expenditures, along with a residual value subsequent to the discrete period. The five-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated required return on equity for market participants at the time of the analysis. The market approach included significant estimates using guideline public company data to identify an appropriate market multiple of earnings before income taxes in estimating the fair value of the noncontrolling interest.
B. Riley Securities Holdings, Inc. ("BRSH")

On March 10, 2025, a merger subsidiary of the Company's wholly-owned subsidiary B. Riley Securities Holdings, Inc. ("BRSH"), which is primarily comprised of the broker dealer operations within the Capital Markets segment, merged with a shell corporation and issued 0.6% of the equity in BRSH to certain investors in the shell corporation. Upon completion of the transaction, the investors in the shell corporation became minority stockholders of BRSH. The Company also issued restricted stock awards as more fully described in Note 17(c) - BRSH Stock Incentive Plan and assuming the full issuance of the restricted stock awards are vested, the Company continues to own 89.4% majority-interest in BRSH.

The shell corporation that merged with BRSH on March 10, 2025 did not meet the definition of a business, since it did not have any assets, liabilities, or operations. The consideration paid in connection with the merger consisted of $1,575 of common stock of BRSH, which represented the fair value of the 0.6% of outstanding common stock of BRSH. The Company recognized a loss of $1,575 which represented the fair value of the noncontrolling interest in BRSH that was issued to the investors in the shell corporation on March 10, 2025.

The table below summarizes the significant unobservable inputs in determining the fair value measurement on a nonrecurring basis of the noncontrolling interest issued on March 10, 2025 as described above. In determining the fair value below the valuation utilized a weighting of 75% for the discounted cash flow method and 25% for the market approach.

	Fair Value at Measurement Date	Valuation Technique	Unobservable Input	Range	Weighted Average
Nonrecurring
Noncontrolling interest	$1,575	Discounted cash flow and market approach	Market interest rate and multiple of EBIT	Discount rate 21% and multiple of EBIT 5.75x-10.00x	Discount rate 21% and multiple of EBIT 7.3x(1)
(1) Unobservable inputs were weighted by the relative equity value of BRSH.
BRC Partners Opportunity Trust (the "BRC Trust")

BRC Trust was formed on January 6, 2025, and is a variable interest entity, as more fully described in Note 2(o) - Variable Interest Entities. The noncontrolling interest of BRC Trust that is not owned by the Company includes 86.6% of the equity interests in the BRC Trust. Of the 86.6% equity interests not owned by the Company, 58.2% is owned by related parties as more fully described in Note 20 - Related Party Transactions.

(o) Variable Interest Entities
The Company holds interests in various entities that meet the characteristics of a VIE. Interests in these entities are generally in the form of equity interests, loans receivable, or fee arrangements.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties.
The party with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (a) which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (b) which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; (c) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (d) the terms between the VIE and its variable interest holders and other parties involved with the VIE; and (e) related-party relationships with other parties that may also have a variable interest in the VIE. See Note 2(n) - Noncontrolling Interests for a variable interest entity consolidated during the period.
On August 21, 2023, in connection with the FRG take-private transaction, one of the Company's subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Borrower”) entered into an amended and restated a promissory note as discussed further in above Note 2(j) - Loans Receivable and Note 2(k) - Securities and Other Investments Owned and Securities Sold Not Yet Purchased. The Company was not involved in the design of the Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Borrower that significantly impact the economics of the Borrower. Since the Company does not have the power to direct the activities of the Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Borrower. The promissory note is included in the "Loans receivable, at fair value" line item in the Company’s unaudited condensed consolidated financial statements and is a variable interest in accordance with the accounting guidance. As of March 31, 2025 and December 31, 2024, the maximum amount of loss exposure to the VIE on a fair value basis was $2,334 and $2,057, respectively.
The Company has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities under the accounting guidance.
The Company earns fees from the Funds in the form of placement agent fees and carried interest. For placement agent fees, the Company receives a cash fee of generally 7% to 10% of the amount of raised capital for the Funds and the fee is recognized at the time the placement services occurred. The Company receives carried interest as a percentage allocation (8% to 15%) of the profits of the Funds as compensation for asset management services provided to the Funds and it is recognized under the ownership model of ASC 323, Investments – Equity Method and Joint Ventures, as an equity method investment with changes in allocation recorded currently in the results of operations. As the fee arrangements under such agreements are arm’s length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests, and accordingly, the Company does not consolidate such VIEs.
Placement agent fees attributable to such arrangements were zero and $372 during the three months ended March 31, 2025 and 2024, respectively, and were included in the "Services and fees" line item in the unaudited condensed consolidated statements of operations.
The carrying amounts included in the Company’s unaudited condensed consolidated balance sheets related to variable interests in VIEs that were not consolidated is shown below.

	March 31, 2025	December 31, 2024
Securities and other investments owned, at fair value	$6,163	$—
Loans receivable, at fair value	34,094	28,193
Other assets	3,801	3,359
Maximum exposure to loss	$44,058	$31,552

Bicoastal Alliance, LLC (“Bicoastal”)
On May 3, 2024, as part of the acquisition of Nogin Inc. ("Nogin"), the Company acquired a 50% equity interest in Bicoastal Alliance, LLC (“Bicoastal”) through a wholly owned subsidiary of Nogin. Bicoastal is a holding company designed to manage the investments, including strategy and operations, for two brand apparel operating companies. The Company determined Bicoastal is a variable interest entity as it does not have sufficient resources to carry out its management activities without additional financial support. The Company determined that it has the power to direct the activities that most significantly impact Bicoastal’s economic performance, has more equity capital at risk, and is expected to continue to fund operations. Therefore, the Company determined that it is the primary beneficiary of Bicoastal and has reported its investment in the assets and liabilities in the accompanying unaudited condensed consolidated balance sheets and consolidated its operating results in the Company's unaudited condensed consolidated statements of operations.
On August 14, 2024, Bicoastal entered into an agreement to acquire the remaining 50% equity interest upon paydown of a $700 note payable to the noncontrolling interest noteholder with a final repayment date and equity ownership interest transfer date of June 30, 2025.
On March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors ("ABC"), (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provides the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company will no longer control or own the assets of Nogin and the results of operations were deconsolidated on March 31, 2025 and are no longer reported in the Company’s financial statements after March 31, 2025. Management does not expect any recovery of the Company's investment in Nogin. Subsequent to March 31, 2025, certain of Nogin’s creditors filed an involuntary petition for relief under chapter 7 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New York and an order for relief was entered to move the ABC to a liquidation. A gain of $28,411 was recognized during the three months ended March 31, 2025 from deconsolidation of Nogin, which is included in "Gain on sale and deconsolidation of businesses" line item on the accompanying unaudited condensed consolidated statements of operations.
BRC Partners Opportunity Trust (the "BRC Trust")
BRC Trust was formed on January 6, 2025, for the purpose of transferring the assets and liabilities of BRC Partners Opportunity Fund, L.P., a Delaware limited partnership (“BRCPOF”), and liquidating the transferred net assets. BRCPOF transferred its assets and liabilities upon formation of the BRC Trust. The Company determined that the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights and substantially all of the activities are conducted on behalf of the Company and its related parties which own 13.4% and 58.2% (see Note 20 - Related Party Transactions), respectively, of the equity interest in the BRC Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidates the BRC Trust upon formation on January 6, 2025. Additionally, the BRC Trust does not meet the definition of a business, and the initial consolidation of the BRC Trust did not result in a gain or loss upon initial consolidation.

The carrying amounts and classification of the assets, liabilities and noncontrolling interest of the BRC Trust as of March 31, 2025 and formation on January 6, 2025, are as follows:

	March 31, 2025	January 6, 2025
Assets
Cash and cash equivalents	$744	$359
Securities and other investments owned, at fair value	577	577
Loans receivable, at fair value	3,575	10,276
Prepaid expenses and other assets	3,824	3,497
Total assets	$8,720	$14,709

Liabilities
Accrued expenses and other liabilities	$528	$290
Total liabilities	$528	$290

Noncontrolling interest	$7,099	$12,494

(p) Derivatives
Certain contracts may contain explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract. When these embedded features in a contract act in a manner similar to a derivative financial instrument and are not clearly and closely related to the economic characteristics of the host contract, the Company bifurcates the embedded feature and accounts for it as an embedded derivative asset or liability in accordance with guidance under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. Embedded derivatives are measured at fair value with changes in fair value reported in the "Other income (expense)" section in our unaudited condensed consolidated statements of operations. Refer to Note 10 - Term Loans and Revolving Credit Facility.
(q) Warrant Liabilities

The Company accounts for its warrant liabilities in accordance with guidance under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, under which warrants that do not meet the criteria for equity classification must be recorded as liabilities. Warrant liabilities are included in the "Accrued expenses and other liabilities" line item in the unaudited condensed consolidated balance sheets. Changes in fair value of the warrant liabilities are reported in the "Other income (expense)" section in our unaudited condensed consolidated statements of operations. Refer to Note 10 - Term Loans and Revolving Credit Facility and Note 18(b) - Common Stock Warrants.
(r) Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations and held for sale; see Note 3 - Discontinued Operations and Assets Held for Sale. These reclassifications had no effect on previously reported net income (loss), total assets, total liabilities, or stockholders' equity (deficit).
(s) Recent Accounting Standards
Not yet adopted

In September 2025, the FASB issued Accounting Standards Update ("ASU") 2025-06, Intangibles - Goodwill and Other Internal Use Software. This ASU was issued to modernize the accounting for software costs by removing references to prescriptive and sequential software development stages and providing an updated framework for capitalizing internal software costs. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This ASU requires additional expense disclosures by public entities in the notes to the financial statements. The ASU outlines the specific costs that are required to be disclosed which include such costs as: purchases of inventory, employee compensation, depreciation, intangible asset amortization, selling costs, and depreciation, depletion, and amortization related to oil and gas production. It also requires qualitative descriptions of the amounts remaining in the relevant expense income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's definition of selling expenses. The disclosures are required for each interim and annual reporting period. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Claiming the Effective Date, which clarified the effective date for entities that do not have an annual reporting period that ends on December 31st. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and requires companies to provide more information about the reconciling items in some categories if a quantitative threshold is met. ASU 2023-09 became effective for the Company on January 1, 2025. The Company will provide the required disclosures in its Annual Report on Form 10-K for the year ended December 31, 2025, and the adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held For Sale

Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26,037, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 23.6%, of total assets under management ("AUM") as of March 31, 2025. A gain of $5,372 was recognized on April 4, 2025 in connection with the completion of the sale.

Atlantic Coast Recycling
On March 3, 2025, the Company and BRFH, B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included the Atlantic Companies, entered into the MIPA, whereby the Interests owned by BRFH and the minority holders were sold to a third party in accordance with the terms of the MIPA on March 3, 2025. The Interests were sold to the third party on March 3, 2025 for a purchase price of $102,478, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68,638 to the Company after adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68,638 of cash proceeds received by the Company, approximately $22,610 was used to pay interest, fees, and principal on the Credit Facility entered into with Oaktree on February 26, 2025 as further discussed in Note 10 - Term Loans and Revolving Credit Facility. A gain of $52,430 was recognized during the three months ended March 31, 2025 from this sale, which is included in "Gain on sale and deconsolidation of businesses" line item on the accompanying unaudited condensed consolidated statements of operations.

The Company determined that the assets and liabilities associated with the Wealth Management transaction met the criteria under ASC 360, Impairment and Disposal of Long-Lived Assets to be classified as held for sale as of March 31, 2025 and December 31, 2024, and the assets and liabilities associated with the Atlantic Coast Recycling transaction were properly classified as held for sale as of December 31, 2024. The assets and liabilities for both transactions were properly presented in the unaudited condensed consolidated balance sheets. Operating results from the disposal groups comprising the Wealth Management business and Atlantic Coast Recycling contributed to Wealth Management and All Other segment categories, respectively, operating incomes for the three months ended March 31, 2025.
Assets and liabilities held for sale consist of the following:

As of March 31, 2025

Wealth
Management
Assets Held for Sale
Prepaid expenses and other assets	$3,477
Operating lease right-of-use assets	394
Property and equipment, net	67
Goodwill	13,861
Other intangible assets, net	2,326
Total assets held for sale	$20,125

Liabilities Held for Sale
Operating lease liabilities	419
Total liabilities held for sale	$419

	As of December 31, 2024
		Atlantic
	Wealth	Coast
	Management	Recycling	Total
Assets Held for Sale
Cash and cash equivalents	$—	$1,324	$1,324
Accounts receivable, net of allowance of $18	—	3,698	3,698
Prepaid expenses and other assets	3,704	2,427	6,131
Operating lease right-of-use assets	512	21,127	21,639
Property and equipment, net	71	22,799	22,870
Goodwill	13,861	3,280	17,141
Other intangible assets, net	2,678	9,242	11,920
Total assets held for sale	$20,826	$63,897	$84,723

Liabilities Held for Sale
Accounts payable	$—	$1,410	$1,410
Accrued expenses and other liabilities	—	13,290	13,290
Operating lease liabilities	525	24,371	24,896
Notes payable	—	1,909	1,909
Total liabilities held for sale	$525	$40,980	$41,505

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
Additionally, in connection with the Brands Interests contribution and transfer noted above, the Company entered into a membership interest purchase agreement dated October 25, 2024, whereby the Company’s subsidiary bebe sold its limited liability company equity interests in BB Brand Holdings and BKST Brand Management (the “bebe Brands”), which the Company had elected to account for the equity investments in the bebe Brands under the fair value option for $46,624 in net cash proceeds. During the year ended December 31, 2024, the Company recognized a write-down in fair value of equity investment in the bebe Brands of $(21,386) that is reported in realized and unrealized (losses) gains on investments in discontinued operations below. Upon closing of the bebe Brands sale, proceeds of $22,188 was used to pay off the then outstanding balance of the bebe Credit Agreement in full (see Note 10 - Term Loans and Revolving Credit Facility) and $224 of loan-related pay off expenses. Collectively, the bebe Brands sale and the contribution and transfer of Brands Interest comprise the Brands Transaction.
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
The Company analyzed the quantitative and qualitative factors relevant to the divestiture of the brand assets, including the fair value adjustments and dividends received from the brand assets significance to the overall net income and earnings per share, and determined that those conditions for discontinued operations presentation had been met. As such, the financial position, results of operations and cash flows of that business are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Prior period amounts have been adjusted to reflect discontinued operations presentation. The Company has no significant continuing involvement with operations and management of the Brands Interests and bebe Brands post-disposition.
Great American Group
On October 13, 2024, the Company entered into an equity purchase agreement, (the “Equity Purchase Agreement”), to sell a 52.6% ownership stake in the Appraisal and Valuation Services, Real Estate, and Retail, Wholesale & Industrial Solutions businesses (collectively, the "Great American Group") to Oaktree. Subject to the terms and conditions set forth in, the Equity Purchase Agreement, the Company conducted an internal reorganization and contributed all of the interests in the “Great American Group”, to Great American Holdings, LLC, a newly formed holding company ("Great American NewCo"). At the closing on November 15, 2024, (i) Oaktree received (a) all of the outstanding class A preferred limited liability units of Great American NewCo (which will have a 7.5% cash coupon and a 7.5% payment-in-kind coupon) (the “Class A Preferred Units”) and (b) common limited liability units of Great American NewCo (the “Common Units”)

representing 52.6% of the issued and outstanding common limited liability units in Great American NewCo for a purchase price of approximately $203,000 (with an initial liquidation preference of approximately $203,000). The Company retains (a) 93.2% of the issued and outstanding class B preferred limited liability company units of Great American NewCo (which will have a 2.3% payment-in-kind coupon and an initial aggregate liquidation preference of approximately $183,000) (the “Class B Preferred Units”) and (b) 44.2% of the issued and outstanding Common Units. The remaining 6.8% of issued and outstanding Class B Preferred Units and 3.2% of issued and outstanding Common Units will be held by certain minority investors. The Company accounts for its non-controlling equity interest in Great American NewCo using the equity method of accounting (refer to Note 2(m) - Equity Method Investment) with its carrying value included in the “Prepaid expenses and other assets” line item in the consolidated balance sheets (refer to Note 7 - Prepaid Expenses and Other Assets).
The Great American Group, which was historically reported within the Auction and Liquidation segment—providing auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property, and real property—and within the Financial Consulting segment—offering bankruptcy, financial advisory, forensic accounting, real estate consulting, and valuation and appraisal services—were divested. The Company recorded a net gain of $258,286 to the "Income from discontinued operations, net of taxes" line item in the consolidated statements of operations during the fourth quarter of fiscal year 2024. The net after-tax proceeds from this transaction were used to repay certain debt obligations and focus on the core operating subsidiaries.
The Company analyzed the quantitative and qualitative factors relevant to the sale of the Great American Group, including the significance of the operating income generated from the appraisal, real estate consulting and auction and liquidation operations to the overall net income (loss), net (loss) income per share, and net assets, and determined that those conditions for discontinued operations presentation had been met. As such, results of operations and cash flows of that business are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2024.
Continuing Involvement

In addition to retaining an equity interest accounted for under the equity method of accounting, at the closing of the transaction, the Company entered into a Transition Services Agreement, pursuant to which the Company will provide certain transition services to Great American NewCo relating to the Great American Group for a period of up to one year from the closing. Additionally, the Company entered into a credit agreement, pursuant to which an affiliate of the Company, as lender, will provide to Great American NewCo, as borrower, a first lien secured revolving credit facility of up to $40,000 for general corporate purposes, subject to the terms and conditions set forth therein, which had an outstanding balance of $1,698 at closing. The Company also entered into promissory notes which totaled $15,332 related to capital requirements for certain retail liquidation engagements that were ongoing as of closing.

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

The major classes of assets and liabilities included in discontinued operations were as follows:

	GlassRatner & Farber
	March 31, 2025	December 31, 2024

Assets:
Cash and cash equivalents	$3,369	$8,025
Accounts receivable, net	18,947	19,704
Prepaid expenses and other assets	9,529	9,222
Operating lease right-of-use assets	1,950	2,258
Property and equipment, net	226	275
Goodwill	30,458	30,450
Other intangible assets, net	395	439
Total assets	$64,874	$70,373

Liabilities:
Accounts payable	$1,112	$1,326
Accrued expenses and other liabilities	12,667	14,359
Deferred revenue	40	5
Contingent consideration	3,093	3,092
Operating lease liabilities	2,201	2,539
Total liabilities	$19,113	$21,321
Revenues and income (loss) from discontinued operations for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

Three Months Ended
March 31, 2025
GlassRatner & Farber
Revenues:
Services and fees	$21,110
Operating expenses:
Selling, general and administrative expenses	17,613
Operating income	3,497
Other income (expense):
Interest income	3
Income from discontinued operations before income taxes	3,500
Provision for income taxes	(105)
Income from discontinued operations, net of income taxes	$3,395

	Three Months Ended March 31, 2024
	Brands Transaction	Great American Group	GlassRatner & Farber	Total
Revenues:
Services and fees	$4,577	$16,006	$22,639	$43,222
Sale of goods	—	2,220	—	2,220
Total revenues	4,577	18,226	22,639	45,442
Operating expenses:
Direct cost of services	—	1,456	—	1,456
Cost of goods sold	—	788	—	788
Selling, general and administrative expenses	854	11,795	17,959	30,608
Total operating expenses	854	14,039	17,959	32,852
Operating income	3,723	4,187	4,680	12,590
Other income (expense):
Interest income	—	1	5	6
Dividend income	8,811	—	—	8,811
Realized and unrealized gains on investments	5,379	—	—	5,379
Interest expense	(713)	(8,486)	—	(9,199)
Income (loss) from discontinued operations before income taxes	17,200	(4,298)	4,685	17,587
(Provision for) benefit from income taxes	(4,077)	1,143	(1,306)	(4,240)
Income (loss) from discontinued operations, net of income taxes	$13,123	$(3,155)	$3,379	$13,347

Interest expense for discontinued operations is based upon the amount of debt that was required to be repaid as a result of the Brands Transaction and Great American Group transaction described above and amount to $713 and $8,486 for the three months ended March 31, 2024.

Cash flows from discontinued operations were as follows:

	Three Months Ended March 31,
	2025	2024
Net cash from discontinued operations provided by (used in):
Operating activities	$925	$4,915
Investing activities	—	—
Financing activities	(5,594)	(7,113)
Effect of foreign currency on cash	13	(2,338)
Net decrease in cash and cash equivalents	$(4,656)	$(4,536)
Supplemental disclosures from cash flows were as follows:

	Three Months Ended March 31,
	2025	2024
Interest paid - Continuing Operations	$28,982	$73,269
Interest paid - Discontinued Operations	—	8,468
Interest paid - Total	$28,982	$81,737
Taxes paid - Continuing Operations	$932	$715
Taxes paid - Discontinued Operations	—	717
Taxes paid - Total	$932	$1,432

NOTE 4 — RESTRUCTURING CHARGE
During the three months ended March 31, 2025, there were no restructuring charges for the Company. During the three months ended March 31, 2024, the Company recognized restructuring charges of $789 (which was included in the "Restructuring charge" line item in the unaudited condensed consolidated statements of operations), primarily related to reorganization and consolidation activities for reductions in the workforce. Of the $789 total restructuring charges $263 related to the Communications segment and $526 related to the Consumer Products segment.
The following tables summarize the changes in accrued restructuring charge during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$1,316	$2,542
Restructuring charge	—	789
Cash paid	(421)	(1,835)
Non-cash items	(55)	(29)
Balance, end of period	$840	$1,467

NOTE 5 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2025 and December 31, 2024:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of March 31, 2025
Securities borrowed	$40,895	$—	$40,895	$40,895	$—
Securities loaned	$22,987	$—	$22,987	$22,987	$—
As of December 31, 2024
Securities borrowed	$43,022	$—	$43,022	$43,022	$—
Securities loaned	$27,942	$—	$27,942	$27,942	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Remaining contractual maturity		Remaining contractual maturity
	Overnight and continuous	Total	Overnight and continuous	Total
Securities lending transactions
Corporate securities - fixed income	$252	$252	$310	$310
Equity securities	40,643	40,643	42,712	42,712
Total borrowings	$40,895	$40,895	$43,022	$43,022

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

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $719 and $35,383 during the three months ended March 31, 2025 and 2024, respectively.

NOTE 6 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, from revenue from contracts with customers include the following:

	March 31, 2025	December 31, 2024
Accounts receivable	$56,125	$62,745
Investment banking fees, commissions and other receivables	10,815	12,008
Total accounts receivable	66,940	74,753
Allowance for credit losses	(5,343)	(6,100)
Accounts receivable, net	$61,597	$68,653
Additions and changes to the allowance for credit losses consist of the following:

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$6,100	$4,373
Changes to reserve	783	(328)
Other adjustments and write-offs	(1,523)	(583)
Recoveries	(17)	—
Balance, end of period	$5,343	$3,462
NOTE 7 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	March 31, 2025	December 31, 2024
Inventory, net	$60,040	$63,004
Rental merchandise, net	13,807	15,084
Equity method investments	95,440	85,487
Prepaid expenses	25,383	32,413
Unbilled receivables	3,335	3,387
Other receivables, net	31,963	27,591
Other assets	11,785	15,950
Prepaid expenses and other assets	$241,753	$242,916
Unbilled receivables represent the amount of mobile handsets in the Communications segment. Other receivables primarily consist of interest receivables on loans, advances to financial advisors, net and income tax receivables. Other assets primarily consist of deposits, contract costs, and finance lease assets.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill at March 31, 2025 and December 31, 2024 was $392,687. Goodwill is comprised of $161,486 for the Capital Markets Segment, $37,334 for the Wealth Management Segment and $193,867 for the Communications Segment. Goodwill is net of accumulated impairment losses of $137,445, of which $79,781 and $57,664 were recorded in the Consumer Products and E-Commerce segments, respectively, prior to December 31, 2024.
Intangible assets consisted of the following:

		As of March 31, 2025			As of December 31, 2024
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1 to 16	$240,780	$(131,877)	$108,903	$240,780	$(126,182)	$114,598
Domain names	7	170	(170)	—	170	(170)	—
Advertising relationships	8	100	(100)	—	100	(100)	—
Internally developed software and other intangibles	0.5 to 10	29,252	(24,058)	5,194	29,042	(23,225)	5,817
Trademarks	3 to 10	19,950	(10,518)	9,432	19,950	(10,019)	9,931
Total		290,252	(166,723)	123,529	290,042	(159,696)	130,346

Non-amortizable assets:
Tradenames		16,100	—	16,100	16,100	—	16,100
Total intangible assets		$306,352	$(166,723)	$139,629	$306,142	$(159,696)	$146,446
Intangible assets related to tradenames is net of accumulated impairment losses of $20,500, which were recorded prior to December 31, 2024 in the Consumer Products segment.
Amortization expense was $7,642 and $8,924 during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, estimated future amortization expense was $19,839, $24,554, $23,272, $20,096, and $15,470 for the years ended December 31, 2025 (remaining nine months), 2026, 2027, 2028 and 2029, respectively. The estimated future amortization expense after December 31, 2029 was $20,298.
NOTE 9 — NOTES PAYABLE
On May 3, 2024, upon closing of the acquisition of Nogin, Nogin entered into a secured convertible promissory note agreement with a principal amount of $15,000 with an annual interest rate of 10.00% and a maturity date of May 3, 2027. As of December 31, 2024, the outstanding balance for the secured convertible promissory note payable was $15,000. On March 31, 2025, the Company signed a Deed of ABC, and the $15,000 convertible note was no longer an obligation of the Company. Interest expense on the secured convertible promissory note was $386 during the three months ended March 31, 2025.
Notes payable as of December 31, 2024 also included $12,408 related to deferred cash consideration owed to the sellers of FocalPoint. The deferred cash consideration was paid in full in January 2025. Interest expense was $30 and $144 during the three months ended March 31, 2025 and 2024, respectively.

NOTE 10 — TERM LOANS AND REVOLVING CREDIT FACILITY
Term loans and revolving credit facilities are comprised of the following:

	March 31, 2025		December 31, 2024
	Interest Rate	Principal	Interest Rate	Principal

Term Loans:
Lingo Term Loan	—	$—	7.91%	$52,925
Nomura Term Loan	—	—	11.52%	122,538
BRPAC Term Loan	7.69%	76,000	7.42%	30,106
Oaktree Term Loan	12.32%	129,479	—	—
Subtotal		205,479		205,569
Less: Unamortized debt issuance costs and discount		(21,391)		(6,140)
Total Term Loans		$184,088		$199,429

	Weighted Average
	Interest Rate	Principal
	March 31, 2025	March 31, 2025	December 31, 2024
Revolver Loan:
Targus Revolver Loan	9.97%	$13,800	$16,329

Oaktree Credit Agreement
On February 26, 2025, the Company and BRFH (“BRFH Borrower”) entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree Capital Management, L.P. with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent. The new credit agreement provided for (i) a three-year $125,000 secured term loan credit facility (the “Oaktree Term Loan”) and (ii) a four-month $35,000 secured delayed draw term loan credit facility (the “Delayed Draw Facility” and, together with the Oaktree Term Loan, the “Credit Facility”). The Oaktree Term Loan matures on the earliest of (i) February 26, 2028, and (ii) a springing maturity date 91 days prior to the maturity of any series of bonds, notes or bank indebtedness of the Company or the BRFH Borrower (other than the Company’s 6.375% Senior Notes due February 28, 2025 and the Company’s 5.50% Senior Notes due March 31, 2026) outstanding on such date with an aggregate amount exceeding $10,000 (the "Initial Term Loan Maturity Date"). The proceeds from the Oaktree Term Loan were primarily used (a) to repay the existing indebtedness under the Nomura Credit agreement (b) for working capital and general corporate purposes and (c) to pay transaction fees and expenses. The proceeds of the Delayed Draw Facility was used (a) to fund obligations relating to the liquidation of substantially all of the assets of JOANN, Inc. and its subsidiaries and (b) for working capital and general corporate purposes.
The Credit Facility accrues interest at the adjusted term SOFR rate as defined in the Credit Facility with an applicable margin of 8.00% or interest at the base rate as defined in the Credit Facility plus an applicable margin of 7.00%. In addition to paying interest on outstanding borrowings under the Credit Facility, the Company was required to pay (i) a closing fee of 3.00% of the aggregate principal amount of the loans under the Oaktree Term Loan and 2.00% of the aggregate principal amount of the loans under the Delayed Draw Facility, and (ii) an exit fee upon the prepayment or repayment of the Credit Facility of 5.00% of the aggregate principal amount of such loans repaid, provided, that the Oaktree Term Loan exit fee shall not be payable if the share price for the Company's common stock exceeds a certain threshold. The Company determined that the Credit Facility is an indexed debt obligation under ASC 470, Debt and will accrete the contingent Oaktree Term Loan exit fee to its expected payment amount. The Oaktree Term Loan also contains an additional prepayment premium, as defined in the Oaktree Term Loan, of a minimum of 5.00%.
The Credit Facility contains covenants that, among other things, limit the Company’s, the BRFH Borrower’s and the BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Company is in compliance with all financial covenants in the Oaktree Credit Agreement as of March 31, 2025.
Subject to certain eligibility requirements, certain assets of the BRFH Borrower are placed into a borrowing base (the “Borrowing Base”), which serves to limit the borrowings under the Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Credit Facility. The Company recorded a derivative liability of $11,244 related to this a mandatory repayment feature in the Credit Facility at the inception of the Credit Facility. (See Note 2(l), Fair Value Measurements.) The Company sold certain assets in the Borrowing Base during the first quarter of 2025, and in accordance with the Credit Facility the Company was required to prepay $30,521 of the Delayed Draw Facility.
At March 31, 2025, the outstanding loan balance to Oaktree under the Credit Facility was $129,479 which is comprised of $125,000 related to the Oaktree Term Loan and $4,479 related to the Delayed Draw Facility. Interest expense on the Credit Facility to Oaktree during the three months ended March 31, 2025 was $3,181.
Subsequent to March 31, 2025, the Company made a principal payment in the amount of $4,479 on April 3, 2025, which paid off the Delayed Draw Facility in full, and a series of principal payments in the amount of $62,500 through June 27, 2025 which reduced the outstanding balance on the Oaktree Term Loan from $125,000 to $62,500.

The Company issued warrants to certain affiliates of Oaktree Capital Management, L.P. in connection with the Oaktree Term Loan to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the warrant holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of the Company’s common stock. The Company evaluated the warrants under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and determined the warrants met the criteria for liability classification and recorded a warrant liability of $7,860.

The initial measurement of the embedded derivative and warrant liability creates a discount on the carrying amount of the long-term debt, which together with the original issue discount, debt issuance costs, are amortized via the effective interest method under ASC 835-30, Interest – Imputation of Interest. Subsequent changes in fair value of the embedded derivative and warrant liability are reported in the "Other income (expense)" section in our unaudited condensed consolidated statements of operations. Refer to Note 2 - Summary of Significant Accounting Policies and Note 18(b) - Common Stock Warrants.
Subject to certain eligibility requirements, certain assets of the BRFH Borrower are placed into a borrowing base (the “Borrowing Base”), which serves to limit the borrowings under the Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Credit Facility. The Credit Facility contains covenants that, among other things, limit the Company’s, the BRFH Borrower’s and the BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Company is in compliance with all financial covenants in the Oaktree Credit Agreement as of March 31, 2025.
On March 24, 2025, the Company and the BRFH Borrower entered into Amendment No. 1 to the Credit Facility which, among other things, removed certain pledged stock from the collateral and adjusted mandatory prepayment provisions in connection with dispositions of borrowing base assets. On July 8, 2025, the Company and the BRFH Borrower entered into Amendment No. 2 to the Credit Facility which, among other things, amended the borrowing base to include certain first lien term loans extended to certain subsidiaries of the Company and made certain changes to the negative covenants. On October 8, 2025, the Company and the BRFH Borrower entered into Amendment No. 3 to the Credit Facility with Oaktree which provided that the springing maturity date of the Oaktree Term Loan shall in no event occur prior to March 31, 2027, thereby extending the earliest possible maturity date for the Oaktree Term Loan.

Targus Credit Agreement
On October 18, 2022, Targus (“Targus Borrower”), among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28,000 term loan and a five-year $85,000 revolver loan (the "Targus Revolver Loan"), which was used to finance part of the acquisition of Targus. The final maturity date is October 18, 2027.
The Targus Credit Agreement was secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement which assets had an aggregate value of approximately $166,821, including $36,715 of accounts receivable and $56,694 of inventory as of March 31, 2025. The Targus Credit Agreement contained certain covenants, including those limiting the Targus Borrower’s ability to incur certain indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default were to have occurred, the agent would have been entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, the Company entered into Amendment No. 1 and No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio ("FCCR") and the minimum EBITDA requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023. Amendment No. 2 also provided, among other things, with a cure right for the Company to provide a capital contribution to Targus in the event of a financial covenant breach (the "Keepwell"). On June 27, 2024, the Company entered into Amendment No. 3 to the Targus Credit Agreement to replace the terminating Canadian benchmark interest rate with the Term Canadian Overnight Repo Rate Average Reference Rate. For the periods ended June 30, 2024 and September 30, 2024, the minimum EBITDA covenant was breached. On August 14, 2024, the Company contributed $1,602 to Targus to cure the minimum EBITDA covenant that was breached for the period ended June 30, 2024. On November 7, 2024, the Company entered into Amendment No. 4 to the Targus Credit Agreement, which among other things, waived the September 30, 2024 minimum EBITDA covenant breach, reduced the revolving loan sublimits, modified the FCCR covenant, removed the minimum EBITDA requirement, imposed a minimum undrawn availability covenant, and modified the terms of the Keepwell. Concurrently with the effectiveness of Amendment No. 4 to the Targus Credit Agreement, the Company repaid the outstanding balance of the term loan in full with $2,100 of revolver loan advances and $7,500 of cash from the Company.
On May 9, 2025, the Targus Borrower entered into Amendment No. 5 to the Targus Credit Agreement, which among other things, (i) required quarterly repayments of revolver loan advances in an amount equal to $2,500 commencing on September 30, 2025 and continuing until the total outstanding amount thereunder is paid in full, (ii) reduced the maximum revolving commitments from $30,000 to $25,000, (iii) required the repayment of $5,000 of outstanding revolving advances and (iv) requires that the Targus Borrower use commercially reasonable efforts to refinance the obligations under the Targus Credit Agreement by July 31, 2025. As of July 25, 2025, the Targus Borrower entered into Amendment No. 6 to the Targus Credit Agreement, which among other things, (i) reduced the deferred amendment fee in the event the Company is unable to refinance the obligations under the Targus Credit Agreement by July 31, 2025 from $1,000 to $150, (ii) requires that the Targus Borrower pay a deferred amendment fee of $850 in the event the Company is unable to refinance the obligations under the Targus Credit Agreement by August 15, 2025. On August 15, 2025, the Targus Borrower entered into Amendment No. 7 to the Targus Credit Agreement, which among other things, (i) required the Targus Borrower to pay an additional deferred amendment fee of $100 in the event the Targus Borrower is unable to refinance the Targus Credit Agreement by August 15, 2025, and (ii) requires the Targus Borrower to pay an additional deferred amendment fee of $850 in the event the Targus Borrower is unable to refinance the Targus Credit Agreement by August 20, 2025.
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
The Targus Revolver Loan consists of base rate loans that bear interest on the outstanding principal amount equal to the base rate plus an applicable margin of 3.00% and term rate loans that bear interest on the outstanding principal amount equal to the revolver SOFR rate plus an applicable margin of 4.00%. The average borrowings under the revolver loan was $16,693 and $49,415 for three months ended March 31, 2025 and March 31, 2024, respectively. The amount available for borrowings under the Targus Credit Agreement was $7,493 and $5,361 at March 31, 2025 and December 31, 2024,

respectively. Interest expense on these loans during the three months ended March 31, 2025 and 2024 was $412 and $1,360, respectively.
On August 20, 2025, the Company entered into a new Targus/FGI Credit Agreement to refinance and repay all outstanding obligations under the existing Targus Credit Agreement as more fully described below.
Targus/FGI Credit Agreement
On August 20, 2025, the Targus Borrower and certain of the Targus Borrowers' direct and indirect subsidiaries (the "FGI Loan Parties") entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the "Targus/FGI Credit Agreement") with FGI Worldwide LLC ("FGI"), as agent and for a three-year $30,000 revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the existing Targus Credit Agreement with PNC. The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028.
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
As required under the Targus/FGI Credit Agreement, BRCC entered into an amendment to an existing intercompany loan and security agreement to extend an additional subordinated loan to the Targus Borrower at the closing of the Targus/FGI Credit Agreement in the amount of $5,000, increasing the aggregate principal amount of such loan from $5,000 to $10,000.
Lingo Credit Agreement
On August 16, 2022, the Company's subsidiary, Lingo Management, LLC, a Delaware limited liability company ("Lingo" or “Lingo Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Lingo Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as the administrative agent and lender, for a five-year $45,000 term loan (the "Lingo Term Loan") which was used to finance part of the purchase of BullsEye Telecom, Inc. by Lingo. Upon a series of amendments, the principal balance of the Lingo Term Loan was increased to $73,000.
On January 6, 2025, as discussed below, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, entered into an amended and restated credit agreement (the “BRPAC Amended Credit Agreement”) with the Banc of California N.A. in its capacity as the administrative agent and lender and with other lenders party thereto from time to time. A portion of the proceeds from the BRPAC Amended Credit Agreement were used to pay all outstanding principal amounts and accrued interest under the Lingo Term Loan, and the Lingo Credit Agreement was effectively terminated upon repayment on January 6, 2025.
Interest expense on the term loan during the three months ended March 31, 2025 and 2024 was $62 and $1,472 respectively.
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe's credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25,000 five-year term loan was included in the outstanding balance of term loans until it was repaid on October 25, 2024, upon the closing of the Brands Transaction as described in Note 3 - Discontinued Operations and Assets Held for Sale. Proceeds of $22,188 from closing the Brands Transaction was used to pay off the then outstanding balance of the term loan in full and $224 of loan payoff expenses. Interest expense on the term loan during the three months ended March 31, 2024 was $713.
Nomura Credit Agreement
The Company, and its wholly owned subsidiaries, BRFH, and BR Advisory & Investments, LLC had entered into a credit agreement dated June 23, 2021 (as amended, the “Prior Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Wells Fargo Bank, N.A., as collateral agent, for a four-year $300,000 secured term loan credit facility (the “Prior Term Loan Facility”) and a four-year $80,000 secured revolving loan credit facility (the “Prior Revolving Credit Facility”) with a maturity date of June 23, 2025.
On August 21, 2023, the Company and BRFH Borrower, and certain direct and indirect subsidiaries of the BRFH Borrower (the “BRFH Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, for a four-year $500,000 secured term loan credit facility (the “New Term Loan Facility”) and a four-year $100,000 secured revolving loan credit facility (the “New Revolving Credit Facility” and together, the “New Credit Facilities”). The purpose of the Credit Agreement was to (i) fund the Freedom VCM equity investment, (ii) prepay in full the Prior Term Loan Facility and Prior Revolving Credit Facility with an aggregate outstanding balance of $347,877, which included $342,000 in principal and $5,877 in interest and fees, (iii) fund a dividend reserve in an amount not less than $65,000, (iv) pay related fees and expenses, and (v) for general corporate purposes.
The Credit Agreement was secured on a first priority basis by a security interest in the equity interests of the BRFH Borrower and each of the BRFH Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the BRFH Borrower and the Guarantors. The Credit Agreement contained certain affirmative and negative covenants customary for financings of this type that, among other things, limited the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contained customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. On September 17, 2024, the Company entered into Amendment No. 4 to the Credit Agreement,(the “Fourth Nomura Amendment”), and the Company made a payment of $85,857 which consisted of a principal payment of $85,146 and accrued interest of $711. Loan fees incurred in connection with the Fourth Nomura Amendment totaled $5,869, of which $3,523 was added to the principal balance of the term loan. After giving effect to these amounts, the outstanding principal balance on the term loan was reduced from $469,750 to $388,127. In connection with the Fourth Nomura Amendment, the revolving credit facility in the amount of $100,000, which had no balance outstanding at September 17, 2024, was terminated and the Company was required to reduce the principal amount of the term loan to be no greater than $100,000 on or prior to September 30, 2025. The scheduled maturity date of the term loan was August 21, 2027.
Prior to the Fourth Nomura Amendment, SOFR rate loans under the New Credit Facilities accrued interest at the adjusted Term SOFR rate plus an applicable margin of 6.00%. In addition to paying interest on outstanding borrowings under the New Revolving Credit Facility, the Company was required to pay a quarterly commitment fee based on the unused portion, which was determined by the average utilization of the facility for the immediately preceding fiscal quarter. In connection with the Fourth Nomura Amendment, interest on the term loan increased to SOFR loans accrued interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans accrued interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. Interest expense on the term loan during the three months ended March 31, 2025 and 2024 was $2,457 and $6,516, respectively. Interest on the revolving facility, which was terminated in connection with the Fourth Nomura Amendment on September 17, 2024, was $497 during the three months ended March 31, 2024.
The Fourth Nomura Amendment contained certain provisions related to borrowing base, including specific treatment for certain assets in the calculation of borrowing base and also included mandatory prepayment provisions regarding asset sales. On December 9, 2024, the Company entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) which extended the springing maturity date of the term loans if more than $25,000 aggregate principal amount of the 5.50% 2026 Notes was outstanding to February 3, 2026 and permitted under certain conditions an additional $10,000 of telecommunications financing. On January 3, 2025, the Company entered into Amendment No. 6 to the Credit Agreement (the “Sixth Amendment”) which agreed to permit under certain conditions the contribution by BRPI of 100% of the equity interests in Lingo to BRPAC in connection with the entry into the BRPAC Amended Credit Agreement. There was no fee charged in connection with the Sixth Amendment.
The borrowing base as defined in the Credit Agreement consisted of a collateral pool that includes certain of the Company's loans receivables in the amount of $112,454 (which was included in the "Loans receivable, at fair value" line item of $90,103 reported in our consolidated balance sheet at December 31, 2024) and investments in the amount of $228,292 (which was included in the "Securities and other investments owned, at fair value" line item of $282,325 reported in our consolidated balance sheet) as of December 31, 2024.
As of December 31, 2024, the outstanding balance on the term loan was $117,292 (net of unamortized debt issuance costs of $5,246). As fully discussed in "Oaktree Credit Agreement" above, on February 26, 2025, the Company used proceeds from the Oaktree Credit Facility to repay the outstanding principal balance under the Credit Agreement.
BRPAC Credit Agreement
On December 19, 2018, BRPAC, United Online, Inc., and YMAX Corporation, Delaware corporations (collectively, the “BRPAC Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity as borrowers, entered into a credit agreement (the “BRPAC Credit Agreement”) with the Banc of California, N.A. in the capacity as agent (the “Agent”) and lender and with the other lenders party thereto (the “Closing Date Lenders”). Certain of the BRPAC Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Credit Agreement and are parties to the BRPAC Credit Agreement in such capacity (collectively, the “Secured Guarantors”; and together with the BRPAC Borrowers, the “Credit Parties”). In addition, the Company and B. Riley Principal Investments, LLC, the parent corporation of BRPAC and a subsidiary of the Company, are guarantors of the obligations under the BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares outstanding membership interests of BRPAC are pledged as collateral.
Through a series of amendments, including the most recent fourth amendment to the BRPAC Credit Agreement (the “Fourth BRPAC Amendment”) on June 21, 2022, the BRPAC Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders agreed to the following, among other things: (i) the Lenders agreed to make a new $75,000 term loan to the BRPAC Borrowers, the proceeds of which the BRPAC Borrowers’ used to repay the outstanding principal amount of the existing terms loans and optional loans and will use for other general corporate purposes, (ii) a new applicable margin level of 3.50% was established as set forth from the date of the Fourth BRPAC Amendment, (iii) Marconi Wireless Holdings, LLC (“Marconi Wireless”) was added to the BRPAC Borrowers, (iv) the maturity date of the term loan was set to June 30, 2027, and (v) the BRPAC Borrowers were permitted to make certain distributions to the parent company of the BRPAC Borrowers.
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the 30-day Average SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the BRPAC Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement. As of December 31, 2024, the outstanding balance on the term loan was $29,774 (net of unamortized debt issuance costs of $332).
On January 6, 2025 (the “Closing Date”), BRPAC entered into the BRPAC Amended Credit Agreement with certain subsidiaries of the Company, the Banc of California, in the capacity as agent and lender and with other lenders party thereto from time to time. The Company’s subsidiary Lingo was added as a BRPAC Borrower to the BRPAC Amended Credit Agreement. Pursuant to the BRPAC Amended Credit Agreement, the lenders made a new five year $80,000 term loan to the BRPAC Borrowers, the proceeds of which were used to repay in full the obligations under the original BRPAC Credit Agreement dated December 19, 2018 and the Lingo Credit Agreement. In connection with the BRPAC Amended Credit Agreement, the BRPAC Borrowers also made certain distributions to the parent company of the BRPAC Borrowers from existing cash on hand. The BRPAC Amended Credit Agreement also builds in provisions for incremental term loans up to $40,000 allowing certain distributions to the parent company of the BRPAC Borrowers from the proceeds of such incremental term loans. The modification amended the reference rate from 30-day Average SOFR to Term SOFR. The BRPAC Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Amended Credit Agreement. The obligations under the BRPAC Amended Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the BRPAC Borrowers, including a pledge of (a) 100% of the equity interests of the BRPAC Borrowers; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a

private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements. The purpose of the refinancing was to consolidate the prior Lingo and BRPAC Credit Agreements held by subsidiaries of the Communications segment into a single debt facility. For accounting purposes, the modification of terms was considered a troubled debt restructuring. As the future undiscounted cash payments under the terms of the modified debt exceeded the carrying amount of the old debt on the modification date, the Company accounted for the restructuring on a prospective basis using the revised effective interest rate established under the amended agreement. The carrying amount of the restructured debt includes variable interest rates from Term SOFR.
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
Interest expense on the term loan during the three months ended March 31, 2025 and 2024 was $1,590 and $1,060, respectively.
The BRPAC Amended Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Amended Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Amended Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Amended Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Amended Credit Agreement as of March 31, 2025.
NOTE 11 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	March 31, 2025	December 31, 2024
Senior Notes Payable:
6.375% Senior notes due February 28, 2025	$—	$145,211
5.50% Senior notes due March 31, 2026	130,756	216,662
6.50% Senior notes due September 30, 2026	180,474	180,464
5.00% Senior notes due December 31, 2026	286,381	322,667
8.00% New Notes due January 1, 2028	107,156	—
6.00% Senior notes due January 31, 2028	264,484	264,345
5.25% Senior notes due August 31, 2028	401,591	401,307
Subtotal	1,370,842	1,530,656
Less: Unamortized debt issuance costs	(73)	(95)
Total Senior Notes Payable	$1,370,769	$1,530,561
As of March 31, 2025 and December 31, 2024, total senior notes outstanding was $1,370,769 (net of unamortized debt issue costs of $73) and $1,530,561 (net of unamortized debt issue costs of $95), respectively, with a weighted average interest rate of 5.55% and 5.62%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes during the three months ended March 31, 2025 and 2024 totaled $21,654 and $24,438, respectively.
On February 28, 2025 ("the "Redemption Date"), the Company redeemed all of the $145,211 of issued and outstanding 6.375% Senior Notes due February 28, 2025 (the "6.375% 2025 Notes"). The redemption price was equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the Redemption Date. In connection with the full redemption, the 6.375% 2025 Notes, which were listed on the National Association of Securities Dealers

Automated Quotations ("NASDAQ") under the ticker symbol “RILYM,” were delisted from NASDAQ and ceased trading on the redemption date.
The Company did not issue any senior notes during the three months ended March 31, 2025 and 2024. The maturity dates of senior notes ranged from March 2026 to August 2028 pursuant to At the Market Issuance Sales Agreements with BRS which governs the program of at-the-market sales of the Company’s senior notes. A series of prospectus supplements were filed by the Company with the SEC in respect of the Company’s offerings of these senior notes.

On March 26, 2025, the Company completed a private exchange transaction with an institutional investor pursuant to which the investor exchanged $86,309 of the Company’s 5.50% Senior Notes due March 2026 and $36,745 of the Company’s 5.00% Senior Notes due December 2026 for approximately $87,753 aggregate principal amount of the New Notes, whereupon the exchanged notes were cancelled. The Company issued 351,012 warrants in conjunction with the exchange (see Note 18(b) - Common Stock Warrants for discussion of the warrants). As the carrying amount of the debt exceeded the future undiscounted cash payments under the terms of the New Notes on the date of the exchange, the Company recorded a gain on the debt restructuring of $10,532 for the three months ended March 31, 2025. The exchange represented a troubled debt restructuring. The New Notes were recognized at a carrying value of $107,156 that is equal to the future undiscounted cash payments of the New Notes and no future interest expense is recognized since the effective interest rate was set to zero upon the restructuring.

The New Notes were issued pursuant to an indenture, dated as of March 26, 2025 (the “Indenture”), between the Company, certain subsidiaries of the Company, as guarantors, and GLAS Trust Company LLC, a New Hampshire limited liability company, as trustee and collateral agent, and the New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly-owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries (collectively, the “Guarantors”). The New Notes are secured on a second lien basis, junior to the obligations under the Company’s Credit Facility, by substantially all of the assets of the Company and the Guarantors.
The New Notes mature on January 1, 2028 and accrue interest at a rate of 8.00% per annum, payable semi-annually in arrears on April 30 and October 31, beginning on October 31, 2025. The Company is required to pay default interest of 8.00% on accrued interest if the Company fails to pay interest when due.

The Company has the right to redeem the New Notes at any time, in whole or in part. If the New Notes are redeemed prior to March 26, 2026 (including bankruptcy – see events of default below), the redemption price is equal to (1) 100% of the aggregate principal plus (2) a premium, if any, that is the excess for interest payments from the redemption date through March 26, 2026 discounted by the Treasury rate plus 50 basis points over the principal of the Notes being redeemed (the “Applicable Premium”) plus (3) any unpaid and accrued interest that excludes the redemption date. If the New Notes are redeemed after March 26, 2026, including a tender offer, the Company may repay the New Notes at principal plus accrued and unpaid interest if any, but excluding the redemption date.

The New Notes include a change of control provision, where the holders of the New Notes have the right to require the Company to repurchase all or a portion of the New Notes at a purchase price, in cash, equal to 101% of the principal amount thereof, plus accrued and unpaid interest if the Company does not exercise its redemption option.

The New Notes also contain certain other events of default that could result in an acceleration of the Company’s obligations under the New Notes.

In addition, if the Company or its restricted subsidiaries engage in certain asset sales and do not invest such proceeds or permanently reduce certain debt within a specified period of time, the Company may be required to use a portion of the proceeds of such asset sales above a specified threshold to make an offer to purchase the New Notes at a price equal to 100% of the principal amount of the New Notes being purchased, plus accrued and unpaid interest.

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

NOTE 12 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued payroll and related expenses	$39,752	$50,957
Dividends payable	1,811	2,534
Income taxes payable	2,223	2,997
Other tax liabilities	22,752	16,184
Contingent consideration	4,593	4,538
Accrued expenses	42,210	51,695
Other liabilities	68,820	56,840
Accrued expenses and other liabilities	$182,161	$185,745
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, accrued legal fees and finance lease liabilities.
NOTE 13 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by the Company's five reportable operating segments and the All Other category during the three months ended March 31, 2025 and 2024 was as follows:

	Capital Markets	Wealth Management	Communications	Consumer Products	E-Commerce	All Other	Total
Revenues for the three months ended March 31, 2025
Corporate finance, consulting and investment banking fees	$17,729	$—	$—	$—	$—	$—	$17,729
Wealth and asset management fees	872	37,229	—	—	—	—	38,101
Commissions, fees and reimbursed expenses	3,355	3,619	—	—	—	—	6,974
Subscription services	—	—	62,117	—	—	—	62,117
Sale of goods	—	—	1,301	42,103	3,528	523	47,455
Advertising and other	—	—	1,056	—	3,469	20,326	24,851
Total revenues from contracts with customers	21,956	40,848	64,474	42,103	6,997	20,849	197,227

Trading gains (losses), net	(16,783)	612	—	—	—	—	(16,171)
Fair value adjustments on loans	(8,096)	—	—	—	—	—	(8,096)
Interest income - loans	3,196	—	—	—	—	—	3,196
Interest income - securities lending	840	—	—	—	—	—	840
Other	3,249	5,818	—	—	—	—	9,067
Total revenues	$4,362	$47,278	$64,474	$42,103	$6,997	$20,849	$186,063

	Capital Markets	Wealth Management	Communications	Consumer Products	All Other	Total
Revenues for the three months ended March 31, 2024
Corporate finance, consulting and investment banking fees	$50,163	$—	$—	$—	$—	$50,163
Wealth and asset management fees	1,056	46,057	—	—	—	47,113
Commissions, fees and reimbursed expenses	6,256	3,887	—	—	—	10,143
Subscription services	—	—	79,738	—	—	79,738
Sale of goods	—	—	1,296	51,522	615	53,433
Advertising and other	—	—	1,332	—	21,482	22,814
Total revenues from contracts with customers	57,475	49,944	82,366	51,522	22,097	263,404

Trading gains (losses), net	(18,267)	600	—	—	—	(17,667)
Fair value adjustments on loans	(12,201)	—	—	—	—	(12,201)
Interest income - loans	22,135	—	—	—	—	22,135
Interest income - securities lending	37,809	—	—	—	—	37,809
Other	2,872	1,238	—	—	—	4,110
Total revenues	$89,823	$51,782	$82,366	$51,522	$22,097	$297,590
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $61,597 and $68,653 as of March 31, 2025 and December 31, 2024, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2025 and 2024. The Company also has $3,335 and $3,387 of unbilled receivables included in prepaid expenses and other assets as of March 31, 2025 and December 31, 2024, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, and subscription services where the performance obligation has not yet been satisfied. Deferred revenue as of March 31, 2025 and December 31, 2024 was $57,254 and $58,148, respectively. The Company expects to recognize the deferred revenue of $57,254 as of March 31, 2025 as service and fee revenues when the performance obligation is met during the years ended December 31, 2025 (remaining nine months), 2026, 2027, 2028 and 2029 in the amount of $38,210, $8,617, $4,424, $2,047, and $1,222, respectively. The Company expects to recognize the deferred revenue of $2,734 after December 31, 2029.
During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $17,241 and $20,542, respectively, that was recorded as deferred revenue at the beginning of the respective year.
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
The capitalized costs to fulfill a contract were $5,302 and $5,694 as of March 31, 2025 and December 31, 2024, respectively, and are recorded in the "Prepaid expenses and other assets" line item in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, the Company recognized expenses of $1,060 and $1,537 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended March 31, 2025 and 2024.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of March 31, 2025. Corporate finance and investment banking fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of March 31, 2025.
During the three months ended March 31, 2025 and 2024, revenues recognized for customer contracts for performance obligations that are satisfied at a point in time was $90,470 and $138,074 and over time was $106,757 and $125,330, respectively.
NOTE 14 — INCOME TAXES
The Company’s effective income tax rate was a benefit of 13.2% for the three months ended March 31, 2025 as compared to a benefit of 25.8% for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company had a benefit for income taxes from continuing operations of $3,042 resulting primarily from the impact of the release of tax contingencies this quarter. The change in the effective tax rate compared to the prior year is primarily due to the release of uncertain tax positions and changes to the valuation allowance as of March 31, 2025. During the three months ended March 31, 2024, the Company had a benefit for income taxes from continuing operations of $21,330 on $(82,631) of loss on continuing operations.
As of March 31, 2025, the Company had federal net operating loss carryforwards of $344,508 and state net operating loss carryforwards of $71,248, respectively. The Company’s federal net operating loss carryforwards will expire in the tax years commencing on December 31, 2033, through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing on December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2024, a valuation allowance in the amount of $311,756 has been recorded, since it is more likely than not that the Company will not be able to utilize tax benefits before they expire. The Company reassesses the need for a valuation allowance on an ongoing basis.
The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain state, local, and foreign income tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2021 to 2024.

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
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income (loss) per share as the effect would be anti-dilutive were 2,483,159 and 3,282,390 during the three months ended March 31, 2025 and 2024, respectively, because to do so would have been anti-dilutive.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2025			2024
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net (loss) income	$(19,962)	$3,395	$(16,567)	$(61,301)	$13,347	$(47,954)
Net (loss) income attributable to noncontrolling interests	(6,592)	—	(6,592)	(3)	1,214	1,211
Net (loss) income attributable to B. Riley Financial, Inc.	(13,370)	3,395	(9,975)	(61,298)	12,133	(49,165)
Preferred stock dividends	2,015	—	2,015	2,015	—	2,015
Net (loss) income available to common shareholders	$(15,385)	$3,395	$(11,990)	$(63,313)	$12,133	$(51,180)

	Three Months Ended March 31,
	2025	2024
Weighted average common shares outstanding:
Basic	30,497,512	29,989,584
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	—
Diluted	30,497,512	29,989,584

Basic net (loss) income per common share:
Continuing operations	$(0.50)	$(2.11)
Discontinued operations	0.11	0.40
Basic loss per common share	$(0.39)	$(1.71)
Diluted net (loss) income per common share:
Continuing operations	$(0.50)	$(2.11)
Discontinued operations	0.11	0.40
Diluted loss per common share	$(0.39)	$(1.71)

NOTE 16 — COMMITMENTS AND CONTINGENCIES
(a) Legal Matters

The Company is subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from the Company’s securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding the Company’s business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. In addition to such legal and other claims, reviews, investigations, and proceedings, the Company and its subsidiaries are subject to the risk of unasserted claims, including, among others, as it relates to matters related to Mr. Kahn and our investment in Freedom VCM. If such claims are made, however, the Company believes it has valid defenses from any such claim and any such claim would be without merit. The Company has not accrued for any such contingent liabilities, but such contingent liabilities could be realized which could have a material adverse impact on the Company’s financial condition.
On July 11, 2025, the Company’s subsidiary, BRS, received a demand letter from certain parties that invested in a special purpose entity (the “SPV”) that in turn invested in the going private transaction (the “Transaction”) in August 2023 of Franchise Group, Inc. An arbitration demand (the “Demand”) was filed by such parties with the American Arbitration Association on October 10, 2025 against BRS and related entities (the “BR Defendants”). The Demand alleges that the BR Defendants (i) failed to disclose certain material facts regarding FRG and the Transaction in violation of certain securities laws, (ii) committed fraud and/or civil conspiracy, and (iii) breached fiduciary duties and aided and abetted the breach of fiduciary duties. Such investors seek rescission of the aggregate investment amount of $37,500 plus interest thereon and related fees and expenses. The Company believes such claims are meritless and intends to defend such action.
On February 14, 2025, a stockholder derivative complaint was filed by Michael Marchner in the Delaware Chancery Court on behalf of the Company and against the members of the Company’s Board of Directors. The complaint alleges that certain of the Company's officers and the board of directors (i) breached their fiduciary duties related to the Company’s involvement with Mr. Kahn and subsequent legal issues, (ii) engaged in misconduct, and (iii) wasted corporate assets, including the approval of improper compensation. The Company believes that these claims are meritless and intends to defend this action.
On January 22, 2025, a stockholder derivative complaint was filed by James Smith in the Superior Court for Los Angeles County against the Company, certain of the Company’s executive officers and the members of the Company’s Board of Directors. The complaint alleges that certain of the Company's officers and directors (i) breached their fiduciary duties related to the Company’s involvement with Mr. Kahn and subsequent legal issues, (ii) engaged in a waste of corporate assets, and (iii) received unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.
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

On July 3, 2024, each of the Company and Bryant Riley, Chairman and Co-Chief Executive Officer, received a subpoena from the SEC requesting the production of certain documents and other information primarily related to (i) the Company’s business dealings with Mr. Kahn, (ii) certain transactions in an unrelated public company’s securities, and (iii) the communications and related compliance and other policies and procedures of certain of its regulated subsidiaries. On November 22, 2024, each of the Company and Mr. Riley received an additional SEC subpoena requesting the production of certain additional documents and information relating to Franchise Group, Inc. (including its holding company, Freedom VCM Holdings, LLC) as well as Mr. Riley’s personal loan and his pledge of shares of the Company’s common stock as collateral for such loan. As previously disclosed on April 23, 2024, the Audit Committee of the Company’s Board of Directors, with the assistance of Sullivan & Cromwell LLP, the Company’s legal counsel, conducted an internal review, and separately the Audit Committee retained Winston & Strawn LLP, independent legal counsel, to conduct an independent investigation, to review transactions among Mr. Kahn (and his affiliates) and the Company (and its affiliates).

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

On September 21, 2023, BRCC, a wholly owned subsidiary of the Company, received a demand alleging that certain payments to BRCC in the aggregate amount of approximately $32,166 made by Sorrento Therapeutics, Inc. (“Sorrento”), a chapter 11 debtor in U.S. Bankruptcy Court, Southern District of Texas (the “Court”), pursuant to that certain Bridge Loan Agreement dated September 30, 2022 between Sorrento and BRCC, are avoidable as preferential transfers (the “Alleged Preferences”). On June 16, 2025, the liquidating trustee (the “Trustee”) on behalf of the Sorrento Liquidating Trust filed a complaint with the Court in an adversary proceeding seeking to avoid and recover the Alleged Preferences. On September 12, 2025, the Court denied BRCC’s motion to dismiss. The Company believes that the liquidating trustee’s claims lack merit and intends to continue to assert its statutory defenses to defeat such claims.

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
On August 10, 2020, the Company entered into a project specific indemnity rider to a general agreement of indemnity made by B&W in favor of one of its sureties. Pursuant to the indemnity rider, the Company agreed to indemnify the surety in connection with a default by B&W under the underlying indemnity agreement relating to a $29,970 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity rider, B&W paid the Company fees in the amount of $600 on August 26, 2020. During the period ended December 31, 2024, the indemnity rider was reduced to $2,997, which remained outstanding at March 31, 2025.
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
NOTE 17 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the 2021 B. Riley Stock Incentive Plan (the “2021 Plan”), share-based compensation expense for restricted stock units under the Company’s 2021 Plan was:

	Three Months Ended March 31,
	2025	2024
Share-based compensation expense for restricted stock units for continuing operations	$3,009	$7,541
Share-based compensation expense for restricted stock units for discontinued operations	216	833
Total share-based compensation expense for restricted stock units	$3,225	$8,374

During the three months ended March 31, 2025, in connection with employee stock incentive plans, the Company did not grant any restricted stock units. Share based compensation expense is recorded in the "Selling, general and administrative expenses" line item in the unaudited condensed consolidated statements of operations.

The Company began settling equity-classified restricted stock units in cash and as a result of the past practice, the restricted stock units were reclassified to a liability during the period. The change in classification was accounted for as a modification under ASC 718, Compensation - Stock Compensation. The grant date fair value of the original equity award exceeded the fair value of the modified liability award; therefore, the Company continues to recognize compensation expense based on the grant date fair value of the original award and no additional compensation expense was recognized. Further, the changes in fair value of the liability at the end of the reporting period do not impact earnings. The modification was recognized by a reclassification of $2,138 of additional paid-in capital to a liability. The liability represents the fair value of the restricted stock units that have not been settled through the balance sheet date for which the requisite services have been provided by the employees. The fair value of the liability at each balance sheet date is determined based on the Company’s stock price. For the three months ended March 31, 2025, the Company settled $1,862 of restricted stock units in cash and as of March 31, 2025, the liability was $565, which is recorded in the "Accrued expenses and other liabilities" line item in the unaudited condensed consolidated balance sheet.
During the three months ended March 31, 2024, in connection with employee stock incentive plans, the Company granted 1,223,263 restricted stock units with a grant date fair value of $16,181. The restricted stock units generally vest over a period of one to five years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period and the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), there was no share based compensation expense during the three months ended March 31, 2025. During the three months ended March 31, 2024, share based compensation expense totaled $237, of which $191 was recorded in continuing operations and $46 was recorded in discontinued operations. Share based compensation expense is recorded in the "Selling, general and administrative expenses" line item in the unaudited condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, there were 236,949, shares reserved for issuance under the Purchase Plan.
(c) BRSH Stock Incentive Plan
On March 10, 2025, the Company’s majority-owned subsidiary approved the BRSH Stock Incentive Plan which allows for issuance of up to 4,000,000 restricted stock awards of BRSH. On March 10, 2025, BRSH issued 1,873,600 restricted stock awards, representing approximately 10.0% of the equity of BRSH, to employees and officers with a grant date fair value of $21,657 in conjunction with the acquisition of the shell corporation as more fully described in see Note 2(n) - Noncontrolling Interests. The grant date fair value of the BRSH restricted stock awards was determined using the same discounted cash flows method and market value approach that was utilized to value the BRSH share issued to owners of the shell corporation as more fully described in Note 2(n) - Noncontrolling Interests with an additional discount of 17.5% for the lack of marketability due to the service condition of the restricted stock awards vesting over a period of up to five years.
The restricted stock awards vest over a period of four to five years based on continued service. The restricted stock awards vest for common stock of BRSH and increase the noncontrolling interest in BRSH, when vested. During the three months ended March 31, 2025, share-based compensation expense of $293 related to the BRSH restricted stock awards was recorded in the "Selling, general and administrative expenses" line item in the unaudited condensed consolidated statements of operations.
NOTE 18 — STOCKHOLDERS' EQUITY
(a) Common Stock
In November 2023, the Company's previous share repurchase program for common stock was reauthorized by the Board of Directors for share repurchases up to $50,000, which allowed for the repurchase of common shares and expired in October 2024. The shares repurchased under the program are retired. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of its common stock.
(b) Common Stock Warrants
On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC. All of the BR Brands Warrants were vested and exercisable in 2021 on the second anniversary of the acquisition of the majority ownership interest in BR Brand Holdings LLC. In April 2024, 200,000 shares of the Company's common stock were issued in connection with the exercise of warrants for cash in the amount of $653.

In connection with the Oaktree Credit Agreement, on February 26, 2025 (refer to Note 10 - Term Loans and Revolving Credit Facility), the Company issued seven-year warrants to certain affiliates of Oaktree Capital Management, L.P. (the “Holders”) to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s Common Stock at an exercise price of $5.14 per share. The Warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the Holders would be entitled to exercise the Warrants for up to 19.9% of the then-outstanding shares of common stock. The warrants were classified as a liability. At inception, on February 26, 2025 the fair value of the warrants were $7,860 and the fair value of the warrants were $5,160 at March 31, 2025 (see Note 2(l) - Fair Value Measurements). The warrant liability of $5,160 at March 31, 2025 is included in other liabilities in Note 12 - Accrued Expenses and Other Liabilities and the change in value of the warrant liability of $2,700 during the three months ended March 31, 2025 is included in the "Change in fair value of financial instruments and other" line item in the unaudited condensed consolidated statements of operations.

On March 26, 2025, in conjunction with the senior note debt exchange (refer to Note 11 - Senior Notes Payable), the Company issued seven-year warrants to the investors to purchase up to 351,012 shares of common stock at an exercise price of $10.00. The warrants contain certain anti-dilution provisions and upon exercise, the warrant holders are entitled to dividends and distributions as if the warrant had been exercised in full prior to the dividend or distribution date. The warrants were classified within stockholder’s equity. At inception, the value of the warrants was $863. The estimated fair value was determined using the Black-Scholes Option Pricing Model which uses the following inputs: value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility is an significant unobservable level III input with a value of 75.0%.
(c) Preferred Stock
There were 2,834 shares of the Series A Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024. The total liquidation preference for the Series A Preferred Stock as of March 31, 2025 and December 31, 2024 was $72,071 (inclusive of cumulative unpaid dividends of $1,218) and $70,854, respectively. There were no dividends declared or paid on the Series A Preferred Stock during the three months ended March 31, 2025. During the three months ended March 31, 2024 dividends paid on the Series A Preferred Stock were $0.4296875 per depository share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
There were 1,729 shares of the Series B Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024. The total liquidation preference for the Series B Preferred Stock as of March 31, 2025 and December 31, 2024 was $44,025 (inclusive of cumulative unpaid dividends of $797) and $43,228, respectively. There were no dividends declared or paid on the Series B Preferred Stock during the three months ended March 31, 2025. During the three months ended March 31, 2024 dividends paid on the Series B Preferred Stock were $0.4609375 per depository share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
NOTE 19 — NET CAPITAL REQUIREMENTS
BRS and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of March 31, 2025, BRS had net capital of $49,255, which was $47,118 in excess of required minimum net capital of $2,137; and BRWM had net capital of $17,082, which was $15,621 in excess of required minimum net capital of $1,461.
As of December 31, 2024, BRS had net capital of $69,197, which was $65,420 in excess of its required minimum net capital of $3,777; and BRWM had net capital of $16,384, which was $14,832 in excess of its required minimum net capital of $1,552.

NOTE 20 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds. Management fees from the Funds during the three months ended March 31, 2024 totaled $115. There were no management fees from the funds during 2025.
As of March 31, 2025 and December 31, 2024, amounts due from related parties were $438 and $189, respectively, of which $41, was due from the Funds for management fees and other operating expenses at December 31, 2024.
As of March 31, 2025 and December 31, 2024, amounts due to related parties were $1,782 and $3,404, respectively, of which $1,782 and $2,764, respectively, related to bebe’s rent to own stores which are franchised through Freedom VCM and consist of royalty fees, inventory purchases, marketing, and IT services.
During the three months ended March 31, 2025, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,217, and inventory purchases by bebe from Freedom VCM totaled $2,861. During the three months ended March 31, 2024, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,290, and inventory purchases by bebe from Freedom VCM totaled $3,539.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of one of the Company's executive officer's who was the Company’s Chief Financial Officer and Chief Operating Officer during the three months ended March 31, 2025. Whitehawk has agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. During the three months ended March 31, 2024, management fees paid for investment advisory services by Whitehawk were $1,237. There were no management fees paid to Whitehawk during the three months ended March 31, 2025.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:
Babcock and Wilcox
B&W is a related party as a result of the Company’s equity investment as more fully described in Note 2(k) - Securities and Other Investments Owned and Securities Sold Not Yet Purchased for which the Company is deemed to have significant influence. One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2028. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company. On September 20, 2024, Kenny Young resigned from his position as the President of the Company, the Executive Consulting Agreement with B&W was terminated, and concurrently Kenny Young entered into a one year consulting agreement to provide services to the Company, pursuant to which he will be paid an annual fee of $250 paid on a monthly basis, subject to deduction of damages, fees and expenses that he may owe to the Company pursuant to this agreement. The Agreement expired on September 20, 2025 in accordance with its original terms.
During the three months ended March 31, 2025 and 2024, the Company earned $836 and $748, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities which are included in services and fees in the unaudited condensed consolidated statements of operations.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed above in Note 16 - Commitments and Contingencies.
Applied Digital
Applied Digital is a related party as a result of the chief executive officer of Applied Digital (“APLD”) being a member of senior management of one of the Company's subsidiaries until February 5, 2024. Another member of senior management of one of the Company's subsidiaries whose departure from the Company was on March 31, 2025 was also a member of the board of directors of APLD. As of December 31, 2023, the Company had an unfunded loan commitment with APLD of $5,500 which was terminated on February 5, 2024. After the departure of the member of senior management of one of the Company's subsidiaries on March 31, 2025 who was on the board of directors of APLD, APLD is no longer a related party.
California Natural Resources Group, LLC
California Natural Resources Group, LLC (“CalNRG”) was a related party as a result of the Company's approximately 25.0% equity ownership. CalNRG had a credit facility with a third party bank (the “CalNRG Credit Facility”) and the Company had guaranteed CalNRG’s obligations, up to $7,375, under the CalNRG Credit Facility. On May 23, 2024, the Company sold its equity interest in CalNRG for $9,272 resulting in a realized gain of $254, and no commitments remain.
Freedom VCM Holdings, LLC
On August 21, 2023, FRG completed its take-private transaction. Upon the closing of that transaction, subsidiaries of the Company had a total equity interest in Freedom VCM of $281,144, representing a 31% voting interest and representation on the board of directors of Freedom VCM. The $281,144 equity interest consisted of an equity interest purchased in the take-private transaction of $216,500 and the roll-over of $64,644 of shares in FRG into additional equity interests in Freedom VCM. As part of the FRG take-private transaction, certain members of management of Freedom VCM, which are related parties to Freedom VCM, exchanged their equity interest in FRG for a combined 35% voting interest in Freedom VCM, of which Mr. Kahn and his wife and one of Mr. Kahn’s affiliates comprised 32%. The Company has a first priority security interest in a 25% equity interest of Mr. Kahn (who was also CEO and a board member of Freedom VCM) in Freedom VCM to secure the loan to an affiliate of Mr. Kahn. Freedom VCM and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the "Freedom VCM Bankruptcy Cases") on November 3, 2024 which impaired this equity investment, and it was written-off during the year ended December 31, 2024.
In connection with the FRG take-private transaction on August 21, 2023, all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to Freedom VCM Receivables (a subsidiary of Freedom VCM), for a purchase price of $58,872. In connection with the sale, the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033, with payments of principal and interest limited solely to the performance of certain receivables held by BRRII. Principal and interest is payable based on the collateral without recourse to Freedom VCM Receivables, which includes the performance of certain consumer credit receivables.
On October 9, 2024, the promissory note was cancelled and certain of the receivables owned by BRRII were transferred to B. Riley Receivables, LLC, a wholly owned subsidiary of the Company, all in accordance with the terms of that certain amended and restated funding agreement, dated December 18, 2023, by and among Freedom VCM Interco Holdings, Inc., Freedom VCM Receivables, Inc., BRRII, the Company and certain other parties thereto. This loan was sold on February 7, 2025 as such we no longer owned the loan at March 31, 2025. This loan receivable was measured at fair value in the amount of $3,913 as of December 31, 2024. Interest income on this loan receivable was $2,154 during the three months ended March 31, 2024. There was no interest income on this loan receivable during the three months ended March 31, 2025.
The Company also had a related party loan receivable with a fair value of approximately $2,169 at December 31, 2024, from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) that is collateralized by consumer finance receivables of Badcock. On December 18, 2023, Badcock was sold by Freedom VCM to Conn’s, and a subsidiary of the Company loaned Conn’s $108,000 pursuant to the Conn’s Term Loan which bears interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on 8.00%. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. The commencement of the Chapter 11 Cases by Conn's and certain of its subsidiaries in July 2024 constituted an event of default that accelerated the obligations under the Conn’s Term Loan. As of the date of the filing of the Chapter 11 Cases, $93,000 in outstanding borrowings existed under the Conn’s Term Loan. Any efforts to enforce payment obligations under the Conn’s Term Loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of the Conn’s Term Loan are subject to the applicable provisions of the Bankruptcy Code. These loan receivables are reported as related party loan receivables due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023. During the three months ended March 31, 2024, interest income on these loans totaled $4,151. There was no interest income on these loans during the three months ended March 31, 2025.

On June 27, 2024 and amended on July 19, 2024, Conn’s entered into a Consulting Agreement (the “Consulting Agreement”), with a then subsidiary of the Company. Pursuant to the Consulting Agreement, Conn’s engaged the Company's subsidiary to sell merchandise and furniture, fixtures, & equipment as well as additional goods at Conn’s and Badcock stores, headquarters, distribution centers, and cross-dock locations. The Consulting Agreement was assumed by the Conn's debtors in connection with the Chapter 11 Cases. On November 15, 2024, the Company sold the subsidiary that provided the consulting services to Conn's in connection with the Great American Group transaction and, accordingly, included in discontinued operations for Great American Group (see Note 3) are $26,106 in revenues from services and fees earned from the Consulting Agreement for the period through November 15, 2024.
Vintage Capital Management - Brian Kahn
As discussed above, in connection with the completion of the FRG take-private transaction, one of the Company's subsidiaries and VCM, an affiliate of Brian Kahn, amended and restated a promissory note (the “Amended and Restated Note”). The Amended and Restated Note in the aggregate principal amount of $200,506 bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note required repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of the closing of the FRG Take-private transaction. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was zero as of December 31, 2024. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code which impacted the Freedom FVM equity interest which served as the collateral for this loan receivable. After the impairment of the collateral related to the Freedom equity interest, the fair value of the loan was $2,057 at December 31, 2024 which was determined based on the remaining collateral for this loan which is primarily comprised of other securities. Fair value adjustments on the VCM loan receivable were an increase of $276 and a decrease of $(17,238) during the three months ended March 31, 2025 and 2024, respectively. In light of the Company’s determination that any repayment of the Amended and Restated Note would have been paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying Freedom VCM equity interest collateral provided by Mr. Kahn and his spouse, the Company has determined that both VCM and Mr. Kahn are related parties as of March 31, 2025 and December 31, 2024. Interest income was $6,082 during the three months ended March 31, 2024. There was no interest income during the three months ended March 31, 2025.
Torticity, LLC
Torticity is a related party as a result of the Company’s equity ownership in the limited liability company and B. Riley’s representation on the Board of Directors (board representation through January 12, 2025). On November 2, 2023, the Company agreed to lend up to $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. Interest income was $1,209 during the three months ended March 31, 2024. The fair value of the entire loan receivable was impaired with no fair value at December 31, 2024. Subsequent to December 31, 2024, there were amendments to the loan; however, the entire loan remained impaired with no fair value at March 31, 2025 and there has been no interest income on the loan receivable during 2025.
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

Great American Holdings, LLC
GA Holdings is a related party as a result of the Company's equity investment as fully described in Note 2(m) - Equity Method Investment and B. Riley’s representation on the Board of Directors. Upon closing the Great American Transaction on November 15, 2024, the Company had loans receivable outstanding for three retail liquidation engagements from GA Holdings in the amount of $15,000. The three loans receivable are due and payable upon completion of the retail liquidation engagements and do not accrue interest on the outstanding balance. Two of the loans receivable were paid in full prior to December 31, 2024, and the remaining loan receivable had an outstanding balance of $1,339 at December 31, 2024. The loan receivable was subsequently paid off during the three months ended March 31, 2025.

The Company also provided GA Holdings with a $25,000 secured revolving credit facility upon closing the Great American Transaction on November 15, 2024 which had an initial outstanding balance of $1,698. As subsequently amended, the revolving commitment was revised to $40,000 for the period March 10, 2025 to June 30, 2025 and reduced back to $25,000 from July 1, 2025 until the maturity date. The secured revolving credit facility is secured by all of the assets of GA Holdings and accrues interest at the annual rate of SOFR plus 4.75% (weighted average rates of 9.05% and 9.27% as of March 31, 2025 and December 31, 2024, respectively). Interest income recorded on the loan receivable was $307 during the three months ended March 31, 2025. The loan matures on November 15, 2025. The outstanding balance on the secured revolving credit facility was $27,898 and $1,698 at March 31, 2025 and December 31, 2024, respectively. On October 16, 2025, all outstanding amounts due and owing under this facility were repaid in full to BRF and the facility was terminated.
During the three months ended March 31, 2025, the Company provided services to GA Holdings in accordance with a transition services agreement for accounting, information technology and other administration services and recorded fee revenues for these services in the amount of $1,131. At March 31, 2025 and December 31, 2024, amounts due from GA Holdings for these services totaled $438 and $121, respectively.
GA Joann Retail Partnership, LLC
GA Joann Retail Partnership, LLC, formed in February 2025, is a related party as a result of the Company’s equity investment as more fully described in Note 2(m) - Equity Method Investment for which the Company is deemed to have significant influence. On February 27, 2025, BRF, along with other lenders, entered into a credit agreement with GA Joann Retail Partnership, LLC for an aggregate commitment of $52,000, of which BRF is committed to $24,653. The credit agreement bears interest at 10.00% to be paid monthly as payment-in-kind and capitalized into the outstanding principal balance and has a maturity date of November 26, 2025. Interest income recorded on the loan receivable was $214 during the three months ended March 31, 2025. This loan receivable was paid in full on April 7, 2025.
Other
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended March 31, 2025 and 2024, the Company earned $657 and $179 of fees related to these services, respectively.
The Company’s executive officers and members of the Company’s board of directors had a 15.3% financial interest in the 272LP for the period January 1, 2024 through February 5, 2024. On February 5, 2024, the Company sold its interest in 272LP and 272 Advisors, LLC for a promissory note of $2,000 plus additional revenue sharing up to $4,100, which is based on future management fees earned. After the sale on February 5, 2024, the Company’s executive officers and members of the Company’s board of directors no longer had a financial interest in the 272LP.
The Company established BRC Trust on January 6, 2025, for the purpose of transferring and liquidating the assets of BRCPOF. After the formation of the BRC Trust, BRCPOF transferred its assets and liabilities to the BRC Trust. The Company determined the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights and substantially all of the activities are conducted on behalf of the Company which owns 13.4% and related parties of the Company which includes executive officer's and members of the board of directors of the Company owning 58.2% of the equity interest in the Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidated the BRC Trust upon its formation.

NOTE 21 — BUSINESS SEGMENTS
The Company reports segment information based on the various industries the Company operates and how the businesses are managed. These businesses are aggregated into operating segments in a manner that reflects how the Company views the business activities. The Company’s businesses are operated by separate local management and certain of the Company’s businesses are grouped together when they operate within a similar industry, comprising similarities in products and services, customers, and production processes, and when considered together, may be managed in accordance with one or more investment or operational strategies specific to those businesses. The Company’s five reportable segments reflect the way the Company is managed, and for which separate financial information is available and evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The individuals comprising the role of CODM are the Company’s two Co-Chief Executive Officer’s and the Company’s Chief Financial Officer, who collectively use segment operating income or loss as a measure of a segment’s profit or loss. The segment information the CODM regularly receives does not include asset information and does not use segment asset information to assess performance or allocate resources. Accordingly, asset information is not provided by reportable segment. The measure of assets is reported on the unaudited condensed consolidated balance sheets as total assets.

Revenues by segment represent amounts earned on the various services offered within each reportable segment. Our significant operating expenses regularly provided to the CODM and used to assess segment performance and determine the deployment of capital are classified as employee compensation and benefits expense, professional services, occupancy-related costs, other selling, general and administrative expenses, restructuring charge, depreciation and amortization, and impairment of goodwill and intangible assets. Employee compensation and benefits expense consists of salaries, payroll taxes, benefits, incentive compensation payable as commissions and cash bonus awards, and share based compensation for equity awards. Occupancy-related costs consists of office rent, technology and communication costs, and other office expenses. Professional services expense consists of legal, accounting, audit and other consulting expenses. Restructuring charges include expenses related to reorganization and consolidation activities which includes, among other, reductions in workforce and facility closures. Depreciation and amortization expense consists of depreciation expense for property and equipment and amortization of intangible assets. The balance of our operating expenses (other selling, general and administrative expenses) includes costs for travel, marketing and business development, and other operating expenses. Comparable prior year information has been recast to reflect the additional disclosure of employee compensation and benefits by segment, professional services by segment, occupancy-related costs by segment, and other selling, general and administrative expenses by segment, as well as to reflect discontinued operations presentation as described in Note 3 - Discontinued Operations and Assets Held for Sale.
The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended March 31,
	2025	2024
Capital Markets segment:
Revenues - Services and fees	$25,205	$60,347
Trading gains (losses), net	(16,783)	(18,267)
Fair value adjustment on loans	(8,096)	(12,201)
Interest income - loans	3,196	22,135
Interest income - securities lending	840	37,809
Total revenues	4,362	89,823
Employee compensation and benefits	(22,231)	(39,058)
Professional services	(2,253)	(995)
Occupancy-related costs	(2,092)	(2,052)
Other selling, general and administrative expenses	(14,570)	(11,119)
Interest expense - Securities lending and loan participations sold	(719)	(35,383)
Depreciation and amortization	(691)	(771)
Segment (loss) income	(38,194)	445

Wealth Management segment:
Revenues - Services and fees	46,666	51,182
Trading income	612	600
Total revenues	47,278	51,782
Employee compensation and benefits	(33,670)	(40,420)
Professional services	(409)	(472)
Occupancy-related costs	(3,482)	(3,255)
Other selling, general and administrative expenses	(6,987)	(4,901)
Depreciation and amortization	(1,006)	(1,055)
Segment income	1,724	1,679
Communications segment:
Revenues - Services and fees	63,173	81,070
Revenues - Sale of goods	1,301	1,296
Total revenues	64,474	82,366
Direct cost of services	(32,624)	(48,819)
Cost of goods sold	(1,517)	(1,359)
Employee compensation and benefits	(7,144)	(9,131)
Professional services	(949)	(965)
Occupancy-related costs	(2,025)	(2,591)
Other selling, general and administrative expenses	(5,749)	(5,230)
Restructuring charge	—	(263)
Depreciation and amortization	(4,790)	(5,957)
Segment income	9,676	8,051
Consumer Products segment:
Revenues - Sale of goods	42,103	51,522
Cost of goods sold	(31,629)	(36,880)
Employee compensation and benefits	(9,903)	(10,443)
Professional services	(1,175)	(1,793)
Occupancy-related costs	(1,450)	(1,584)
Other selling, general and administrative expenses	(1,175)	(1,705)
Depreciation and amortization	(1,912)	(1,997)
Restructuring charge	—	(526)
Segment loss	(5,141)	(3,406)
E-Commerce segment:
Revenues - Services and fees	3,469	—
Revenues - Sale of goods	3,528	—
Total revenues	6,997	—
Direct cost of services	(1,552)	—
Cost of goods sold	(3,131)	—
Employee compensation and benefits	(3,153)	—
Professional services	(2,141)	—
Occupancy-related costs	(642)	—
Other selling, general and administrative expenses	(2,454)	—
Depreciation and amortization	(38)	—
Segment loss	(6,114)	—
Consolidated operating (loss) income from reportable segments	(38,049)	6,769

All Other:
Revenues - Services and fees	19,196	21,482
Revenues - Sale of goods	523	615
Total revenues	19,719	22,097
Direct cost of services	(8,524)	(10,851)
Cost of goods sold	(456)	(588)
Employee compensation and benefits	(5,247)	(6,054)
Professional services	(657)	(597)
Occupancy-related costs	(1,005)	(2,680)
Other selling, general and administrative expenses	(6,082)	(2,884)
Depreciation and amortization	(1,410)	(1,083)
Corporate:
Revenues - Services and fees	1,130	—
Employee compensation and benefits	(10,638)	(13,452)
Professional services	(10,639)	(11,286)
Occupancy-related costs	(1,627)	(1,965)
Other selling, general and administrative expenses	2,160	6,706
Depreciation and amortization	(152)	(151)
Operating loss	(61,477)	(16,019)
Interest income	1,486	663
Dividend income	135	3,004
Realized and unrealized losses on investments	(14,500)	(34,924)
Change in fair value of financial instruments and other	922	—
Gain on sale and deconsolidation of businesses	80,841	314
Gain on senior note exchange	10,532	—
Loss from equity investments	(552)	(4)
Loss on extinguishment of debt	(10,427)	—
Interest expense:
Capital Markets segment	(49)	(156)
Communications segment	(1,653)	(2,610)
Consumer Products segment	(417)	(1,431)
E-Commerce segment	(396)	—
Corporate and other	(27,449)	(31,468)
Interest expense	(29,964)	(35,665)
Loss from continuing operations before income taxes	(23,004)	(82,631)
Benefit from income taxes	3,042	21,330
Loss from continuing operations	(19,962)	(61,301)
Income from discontinued operations, net of income taxes	3,395	13,347
Net loss	(16,567)	(47,954)
Net (loss) income attributable to noncontrolling interests	(6,592)	1,211
Net loss attributable to B. Riley Financial, Inc.	(9,975)	(49,165)
Preferred stock dividends	2,015	2,015
Net loss available to common shareholders	$(11,990)	$(51,180)

The following table presents revenues by geographical area:

	Three Months Ended March 31,
	2025	2024
Services and fees
North America	$158,839	$214,081

Trading gains (losses), net
North America	(16,171)	(17,667)

Fair value adjustments on loans
North America	(8,096)	(12,201)

Interest income - loans
North America	3,196	22,135

Interest income - securities lending
North America	840	37,809

Sale of goods
North America	26,221	28,879
Australia	2,119	2,624
Europe, Middle East, and Africa	12,227	13,813
Asia	4,950	6,354
Latin America	1,938	1,763
Total - Sale of goods	47,455	53,433

Total Revenues
North America	164,829	273,036
Australia	2,119	2,624
Europe, Middle East, and Africa	12,227	13,813
Asia	4,950	6,354
Latin America	1,938	1,763
Total Revenues	$186,063	$297,590
The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	March 31, 2025	December 31, 2024
Long-lived Assets - Property and Equipment, net:
North America	$17,668	$18,327
Europe	178	217
Asia Pacific	71	81
Australia	52	54
Total	$17,969	$18,679

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of the segments and therefore, total segment assets have not been disclosed.
NOTE 22 — SUBSEQUENT EVENTS
Wealth Management
On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26,037, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 23.6%, of AUM as of March 31, 2025.
Exchange of Senior Notes
As discussed in more detail in Note 11 - Senior Notes Payable, from April 7, 2025 to July 11, 2025, the Company completed four private exchange transactions with institutional investors pursuant to which aggregate principal amounts of Exchanged Notes of approximately $29,535 of the 5.50% Senior Notes due March 2026, $2,061 of the 6.50% Senior Notes Payable due September 2026, $109,703 of the 5.00% Senior Notes due December 2026, $51,135 of the Company’s 6.00% Senior Notes due January 2028, and $39,485 of the 5.25% Senior Notes due August 2028 owned by the investors were exchanged for approximately $140,670 aggregate principal amount of newly-issued New Notes, whereupon the Exchanged Notes were cancelled.
Sale of GlassRatner and Farber
On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of its wholly owned subsidiary, GlassRatner and Farber. The aggregate cash consideration paid by the Buyers for the interests of GlassRatner and shares of Farber was $117,800, which is based on a target closing working capital amount that is subject to adjustment within 180-days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors.”

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

We are headquartered in Los Angeles, California and maintain offices throughout the U.S. including in New York, Chicago, Metro District of Columbia, Boston, Memphis, Miami, San Francisco, Boca Raton, and Palm Beach, as well as additional offices located in Canada, Europe, Asia, and Australia.

Our Business Segments

We report our activities in five reportable business segments: Capital Markets, Wealth Management, Communications, Consumer, and E-Commerce segment. The descriptions below illustrate the businesses that comprise our segments.

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

Capital Markets – We provide investment banking, equity research and institutional brokerage services to publicly traded and privately held companies, institutional investors, and financial sponsors; fund and asset management services to institutional and high-net-worth individual investors; and direct lending services to middle market companies. We also trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. We maintain an investment portfolio comprised of public and private equities and debt securities. We also opportunistically provide loans to our clients, and we engage in securities-based lending which involves the borrowing and lending of equity and fixed income securities.

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

Communications Segment – We own a number of businesses that comprises our Communications Segment that we have acquired for attractive risk-adjusted investment return characteristics. We may pursue future acquisitions to expand this portfolio of businesses which currently includes: Lingo Management, LLC ("Lingo"), a global cloud/unified communications and managed service provider that includes the operations of BullsEye Telecom, Inc. ("BullsEye"), a single source communications and cloud technology provider (previously merged into Lingo); Marconi Wireless Holdings, LLC ("Marconi Wireless"), a mobile virtual network operator that provides mobile phone voice, text, and data services and devices; magicJack VoIP Services, LLC ("magicJack"), a VoIP cloud-based technology and communications provider that offers related devices and subscription services; and United Online, Inc. ("UOL"), an Internet access provider that offers dial-up, mobile broadband and digital subscriber line services under the NetZero and Juno brands.

Consumer Products Segment – This segment is comprised of Tiger US Holdings, Inc. ("Targus"), which is a multinational company that, together with its subsidiaries, designs, manufactures, and sells consumer and enterprise productivity products with a large business-to-business (B2B) customer client base and global distribution in over 100 countries. The Targus product line includes laptop and tablet cases, backpacks, universal docking stations, and computer accessories.

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

In prior years, we also generated operating revenues from our majority owned subsidiary that licenses the trademarks and intellectual properties from our ownership of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore, and we generated other income from dividends we receive from our equity ownership of investments that range from 10% to 50% in companies that license the trademark and intellectual property of the Hurley, Justice, and Scotch & Soda brands and bebe and Brookstone brands (equity ownership of bebe stores, inc., our majority owned subsidiary). We also reported fair value adjustments from these equity investments since we elected to account for these equity investments using the fair value method of accounting. These operating results are included in discontinued operations and are expected to be deconsolidated as a result of the Sale by bebe and completion of the Secured Financing of the Brand Interests as discussed in Note 3 - Discontinued Operations and Assets Held for Sale to the accompanying unaudited condensed consolidated financial statements.

Securities and Other Investments Owned Portfolio – We have a portfolio of securities and other investments owned that consists of public equity securities, private equity securities, corporate bonds, other fixed income securities, and partnership interests and other investments as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Public Equity Securities:
Badcock & Wilcox Enterprises, Inc. - common stock	$18,455	$45,012
Badcock & Wilcox Enterprises, Inc. - preferred stock	1,066	1,528
Double Down Interactive Co., Ltd - common stock	41,820	43,706
Synchronoss Technologies, Inc. - common stock	3,377	7,200
Other public equities	14,952	27,446
Total public equity securities	79,670	124,892

Private Equity Securities:
Other private equities	97,747	107,616
Total private equity securities	97,747	107,616

Total equity securities	177,417	232,508

Corporate bonds	30,808	29,027
Other fixed income securities	2,390	4,923
Partnership interest and other	21,145	15,867
Total securities and other investments owned	$231,760	$282,325
Securities and other investments owned was $231.8 million and $282.3 million as of March 31, 2025 and December 31, 2024. Of this amount, the carrying value of equity securities totaled $177.4 million and $232.5 million as of March 31, 2025 and December 31, 2024. Of these amounts, public equity securities totaled $79.7 million and $124.9 million as of March 31, 2025 and December 31, 2024, and private equity securities totaled $97.7 million and $107.6 million as of March 31, 2025 and December 31, 2024.

The carrying value of Badcock & Wilcox Enterprises, Inc. - common stock held as of held as of March 31, 2025 and December 31, 2024 was $18.5 million and $45.0 million, respectively. The change in the carrying value for the three months ended March 31, 2025 was due to a decrease in the public share price during the period.
The carrying value of our Double Down Interactive Co., Ltd common stock held as of March 31, 2025 and December 31, 2024 was $41.8 million and $43.7 million, respectively. The change in the carrying value for the three months ended March 31, 2025 was primarily due to a decrease in the public share price during the period.
The carrying value of our investments in other public equities held as of March 31, 2025 and December 31, 2024 was $15.0 million and $27.4 million, respectively. The change in the carrying value for the three months ended March 31, 2025 was driven by sales of certain other public equity securities and, to a lesser extent, decreases in the public share prices during the period.
The carrying value of our investments in other private equities held as of March 31, 2025 and December 31, 2024 was $97.7 million and $107.6 million, respectively. The decrease in the carrying value for the three months ended March 31, 2025 was driven by sales of certain private securities and, to a lesser extent, decreases in fair values during the period.
Recent Developments
Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26.0 million, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 23.6%, of assets under management ("AUM") as of March 31, 2025.

Exchange of Senior Notes
As discussed in more detail in Note 11 - Senior Notes Payable, from April 7, 2025 to July 11, 2025, we completed four private exchange transactions with institutional investors pursuant to which aggregate principal amounts of approximately $29.5 million of the 5.50% Senior Notes due March 2026, $2.1 million of the 6.50% Senior Notes Payable due September 2026, $109.7 million of the 5.00% Senior Notes due December 2026, $51.1 million of the 6.00% Senior Notes due January 2028, and $39.5 million of the 5.25% Senior Notes due August 2028 (collectively, the “Exchanged Notes”) owned by the investors were exchanged for approximately $140.7 million aggregate principal amount of 8.00% Senior Secured Second Lien Notes due 2028 (the "New Notes"), whereupon the Exchanged Notes were cancelled.
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
Targus/FGI Credit Agreement
On August 20, 2025, the Targus ("Targus Borrower") and certain of its direct and indirect subsidiaries (the “FGI Loan Parties”) entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the “Targus/FGI Credit Agreement”) with FGI Worldwide LLC (“FGI”), as agent and for a three-year $30.0 million revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the existing Targus Credit Agreement (as more fully discussed in Note 10 — Term Loans and Revolving Credit Facility) with PNC Bank, National Association ("PNC"). The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028. The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term Secured Overnight Financing Rate for a period of 1 month plus 10 basis points, plus (c) 0.30% per month collateral management fee. The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties' ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement. As required under the Targus/FGI Credit Agreement, B. Riley Commercial Capital, LLC ("BRCC"), a wholly owned subsidiary of the Company, entered into an amendment to an existing intercompany loan and security agreement to extend an additional subordinated loan to the Targus Borrower at the closing of the Targus/FGI Credit Agreement in the amount of $5.0 million increasing the aggregate principal amount of such loan from $5.0 million to $10.0 million.
On November 11, 2025, the Company announced that it will change its name to BRC Group Holdings, Inc., effective on January 1, 2026.
Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities, and reported amounts of revenue and expense during the reporting period. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may significantly differ from those estimates. Critical accounting estimates represent the areas where more significant judgments and estimates are used in the preparation of our unaudited condensed consolidated financial statements. A discussion of such critical accounting estimates, which include fair value measurements, goodwill and other intangible assets, and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Revenues:
Services and fees	$158,839	$214,081	$(55,242)	(25.8)%
Trading gains (losses), net	(16,171)	(17,667)	1,496	(8.5)%
Fair value adjustments on loans	(8,096)	(12,201)	4,105	(33.6)%
Interest income - loans	3,196	22,135	(18,939)	(85.6)%
Interest income - securities lending	840	37,809	(36,969)	(97.8)%
Sale of goods	47,455	53,433	(5,978)	(11.2)%
Total revenues	186,063	297,590	(111,527)	(37.5)%
Operating expenses:
Direct cost of services	42,700	59,670	(16,970)	(28.4)%
Cost of goods sold	36,733	38,827	(2,094)	(5.4)%
Selling, general and administrative expenses	167,388	178,940	(11,552)	(6.5)%
Restructuring charge	—	789	(789)	(100.0)%
Interest expense - Securities lending and loan participations sold	719	35,383	(34,664)	(98.0)%
Total operating expenses	247,540	313,609	(66,069)	(21.1)%
Operating loss	(61,477)	(16,019)	(45,458)	n/m
Other income (expense):
Interest income	1,486	663	823	124.1%
Dividend income	135	3,004	(2,869)	(95.5)%
Realized and unrealized losses on investments	(14,500)	(34,924)	20,424	(58.5)%
Change in fair value of financial instruments and other	922	—	922	—%
Gain on sale and deconsolidation of businesses	80,841	314	80,527	n/m
Gain on senior note exchange	10,532	—	10,532	100.0%
Loss from equity investments	(552)	(4)	(548)	n/m
Loss on extinguishment of debt	(10,427)	—	(10,427)	(100.0)%
Interest expense	(29,964)	(35,665)	5,701	(16.0)%
Loss from continuing operations before income taxes	(23,004)	(82,631)	59,627	(72.2)%
Benefit from income taxes	3,042	21,330	(18,288)	(85.7)%
Loss from continuing operations	(19,962)	(61,301)	41,339	(67.4)%
Income from discontinued operations, net of income taxes	3,395	13,347	(9,952)	(74.6)%
Net loss	(16,567)	(47,954)	31,387	(65.5)%
Net (loss) income attributable to noncontrolling interests	(6,592)	1,211	(7,803)	n/m
Net loss attributable to B. Riley Financial, Inc.	(9,975)	(49,165)	39,190	(79.7)%
Preferred stock dividends	2,015	2,015	—	—%
Net loss available to common shareholders	$(11,990)	$(51,180)	$39,190	(76.6)%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Services and fees:
Capital Markets segment	$25,205	$60,347	$(35,142)	(58.2)%
Wealth Management segment	46,666	51,182	(4,516)	(8.8)%
Communications segment	63,173	81,070	(17,897)	(22.1)%
E-Commerce segment	3,469	—	3,469	100.0%
All Other	20,326	21,482	(1,156)	(5.4)%
Subtotal	158,839	214,081	(55,242)	(25.8)%

Trading gains (losses), net:
Capital Markets segment	(16,783)	(18,267)	1,484	(8.1)%
Wealth Management segment	612	600	12	2.0%
Subtotal	(16,171)	(17,667)	1,496	(8.5)%

Fair value adjustments on loans:
Capital Markets segment	(8,096)	(12,201)	4,105	(33.6)%

Interest income - loans:
Capital Markets segment	3,196	22,135	(18,939)	(85.6)%

Interest income - securities lending:
Capital Markets segment	840	37,809	(36,969)	(97.8)%

Sale of goods:
Communications segment	1,301	1,296	5	0.4%
Consumer Products segment	42,103	51,522	(9,419)	(18.3)%
E-Commerce segment	3,528	—	3,528	100.0%
All Other	523	615	(92)	(15.0)%
Subtotal	47,455	53,433	(5,978)	(11.2)%

Total revenues	$186,063	$297,590	$(111,527)	(37.5)%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues decreased $111.5 million to $186.1 million during the three months ended March 31, 2025 from $297.6 million during the three months ended March 31, 2024. The decrease in revenues during the three months ended March 31, 2025 was primarily due to decreases in revenues from services and fees of $55.2 million, interest income from securities lending of $37.0 million, interest income from loans of $18.9 million, sale of goods of $6.0 million, partially offset by increases in revenue from fair value adjustments on loans of $4.1 million, and in the fair value of the portfolio of securities and other investments owned of $1.5 million. The $4.1 million favorable variance in fair value adjustments related to loans was primarily driven by $17.5 million related to the loan to Vintage Capital Management, LLC ("VCM"), $3.1 million related to the loan to Freedom VCM Receivables, Inc. ("Freedom VCM"), partially offset by unfavorable variances of $8.5 million related to the loan to Core Scientific, Inc. ("Core Scientific"), $2.9 million related to the loan to Exela Technologies, Inc. ("Exela"), $2.8 million related to the loan to Conn’s, Inc. ("Conn's"), and $2.3 million from all other loans receivable. The decrease in revenue from services and fees in the three months ended March 31, 2025 consisted of decreases in revenue of $35.1 million in the Capital Markets segment, and $17.9 million in the Communications segment, $4.5 million in the Wealth Management segment, and $1.2 million in All Other, partially offset by an increase in revenue of $3.5 million in the E-Commerce segment.
Revenues from services and fees in the Capital Markets segment decreased $35.1 million to $25.2 million during the three months ended March 31, 2025 from $60.3 million during the three months ended March 31, 2024. The decrease in revenues was primarily due to decreases in revenue of $32.4 million in corporate finance, consulting, and investment banking fees, $2.9 million in commission fees, $1.0 million in dividends, $0.9 million in interest income, $0.3 million in other income and $0.2 million in asset management fees, partially offset by an increase of $2.7 million in contingent accrued management fees. The decrease in investment banking revenues is related to the episodic nature of this business and the decline in business due to the late SEC filings of the parent company. The decreases in investment banking revenues were $11.3 million in mergers and acquisitions advisory fees, $10.6 million in at the market fees, $7.6 million in investment banking underwriting fees, and $3.7 million in private placement fees.
Revenues from the Wealth Management segment are comprised of the following:

	Three Months Ended March 31,
	2025	2024
Revenues - Services and fees
Brokerage revenues	$18,346	$23,669
Advisory revenues	16,434	19,350
Other	11,886	8,163
Total services and fees revenue	46,666	51,182
Trading income	612	600
Total revenues	$47,278	$51,782

Revenues from services and fees in the Wealth Management segment decreased $4.5 million to $46.7 million during the three months ended March 31, 2025 from $51.2 million during the three months ended March 31, 2024. The decrease in revenues was primarily due to decreases in revenue of $8.8 million from wealth and asset management fees due to a reduction in AUM in December 2024, driven by a loss of headcount, $0.3 million in other income, and $0.3 million in commission fees, partially offset by an increase of $4.9 million in contingent accrued management fees for companies in the process of going public. Total assets under management were approximately $18.4 billion, $20.7 billion, and $25.8 billion at March 31, 2025, December 31, 2024, and March 31, 2024, respectively. Of these amounts, advisory assets under management totaled approximately $6.5 billion at March 31, 2025, and $6.9 billion at December 31, 2024, and $8.0 billion at March 31, 2024. Advisory revenues were 0.25% and 0.24% of average advisory assets under management during the three months ended March 31, 2025 and 2024, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Broker revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. Other revenues is primarily comprised of tax service fees and management fees earned from comprehensive client focused services performed.
Revenues from services and fees in the Communications segment decreased $17.9 million to $63.2 million during the three months ended March 31, 2025 from $81.1 million during the three months ended March 31, 2024. The decrease in revenues was primarily due to decreases in subscription revenue of $17.6 million, $12.4 million of which related to divestiture of the Lingo wholesale carrier business in the third quarter of fiscal year 2024. Of the remaining $5.2 million decrease in subscription revenue, $2.9 million was from Lingo, $1.1 million was from magicJack, $1.0 million was from Marconi Wireless, and $0.2 million was from UOL. We expect Lingo, magicJack, Marconi Wireless and UOL subscription revenue to continue to decline year-over-year as landline and VoIP technologies are older and cellular services have a higher customer acquisition cost than profitability.
Revenues from services and fees in the E-Commerce segment were $3.5 million during the three months ended March 31, 2025. These revenues consisted of commission fees from Nogin which we acquired in the second quarter of 2024.

Revenues from services and fees in All Other decreased $1.2 million to $20.3 million during the three months ended March 31, 2025 from $21.5 million during the three months ended March 31, 2024. These revenues include merchandise rental fees and sales from bebe and the operations of a regional environmental services business. Revenues from services and fees in All Other decreased by $1.8 million related to merchandise rental fees from bebe, and $0.5 million due to the operations of a regional environmental services business, partially offset by increases in revenues of $1.1 million in other income.
Trading gains (losses), net decreased $1.5 million to a loss of $16.2 million during the three months ended March 31, 2025 compared to loss of $17.7 million during the three months ended March 31, 2024. The loss of $16.2 million during the three months ended March 31, 2025 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts, primarily $15.1 million on B&W driven by a decrease in share price.
In our Capital Markets segment, we have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

				Fair Value Adjustments on Loans
		Loans Receivable, at Fair Value		Three Months Ended March 31,
	Industry or Type of Loan	March 31, 2025	December 31, 2024
				2025	2024
Related Party Loans:
Vintage Capital Management, LLC	Retail / consumer	$2,334	$2,057	$276	$(17,238)
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	—	3,913	1,393	(1,681)
Conn's, Inc.	Retail / consumer	15,000	38,826	(4,065)	(1,254)
W.S. Badcock Corporation	Consumer receivable portfolio	—	2,169	250	551
Great American Holdings, LLC	Professional Services	27,898	—	—	—
GA Joann Retail Partnership	Professional Services	14,184	—	—	—
Other related party loans	Professional Services, Industrials, Oil & Gas	1,900	4,937	—	497
Total related party		61,316	51,902	(2,146)	(19,125)

Exela Technologies, Inc.	Technology	27,563	32,136	(2,677)	213
Core Scientific, Inc.	Technology	—	—	—	8,473
Norlin EV Limited	Real Estate	6,142	6,065	(227)	28
Other loans	Various	3,575	—	(3,046)	(1,790)
Total		$98,596	$90,103	$(8,096)	$(12,201)
The fair value adjustments on loans receivable for the three months ended March 31, 2025 and 2024, were $(8.1) million and $(12.2) million, respectively. During the three months ended March 31, 2025 and 2024, fair value adjustments for loans receivable from related parties totaled $(2.1) million and $(19.1) million, respectively. During the three months ended March 31, 2025 and 2024, fair value adjustments for other loans receivable totaled $(6.0) million and $6.9 million, respectively.
The $4.1 million favorable variance in fair value adjustments related to loans was primarily driven by $17.5 million related to the loan to VCM, $3.1 million related to the loan to Freedom VCM, partially offset by unfavorable variances of $8.5 million related to the loan to Core Scientific, $2.9 million related to the loan to Exela, $2.8 million related to the loan to Conn's, and $2.3 million from all other loans receivable.

Interest income from loans decreased $18.9 million to $3.2 million during the three months ended March 31, 2025 from $22.1 million during the three months ended March 31, 2024. The decrease was primarily due to non-accrual of interest on the following adjusted loans: $6.1 million for VCM, $4.1 million for Conn's, $2.2 million for Freedom VCM, which was sold in February 2025, and $1.8 million for Nogin, as well as a reduction in loan receivable balances from $452.5 million as of March 31, 2024 to $98.6 million as of March 31, 2025.
Interest income from securities lending decreased $37.0 million to $0.8 million during the three months ended March 31, 2025 from $37.8 million during the three months ended March 31, 2024. The decrease was due to a decrease in the securities borrowed balance from $2.1 billion as of March 31, 2024 to $40.9 million as of March 31, 2025 and decreases of revenue from business decline due to counterparties constraining their business activity.
Revenues from the sale of goods decreased $6.0 million to $47.5 million during the three months ended March 31, 2025 from $53.4 million during the three months ended March 31, 2024. The decrease in revenues from sale of goods was attributable to decreases of $9.4 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide due to market conditions and $0.1 million in All Other, consisting of sale of goods from bebe, partially offset by an increase of $3.5 million from the E-Commerce segment consisting of sale of goods from Nogin, which we acquired in the second quarter of 2024.
Operating Expenses
Direct cost of services
Direct cost of services decreased $17.0 million to $42.7 million during the three months ended March 31, 2025 from $59.7 million during the three months ended March 31, 2024. The decrease in direct cost of services was primarily attributable to decreases of $16.2 million from the Communications segment, $13.4 million of which was attributable to divestiture of the Lingo wholesale carrier business in the third quarter of fiscal year 2024, and $2.3 million from All Other consisting of $0.7 million from bebe, and $1.6 million from the regional environmental services business, partially offset by an increase of $1.6 million from the E-Commerce segment consisting of Nogin, which we acquired in the second quarter of 2024.
Cost of goods sold
Cost of goods sold for the three months ended March 31, 2025 decreased $2.1 million to $36.7 million from $38.8 million during the three months ended March 31, 2024. The decrease in cost of goods sold was primarily attributable to decreases of $5.3 million in the Consumer Products segment, due to lower sales volume, $0.2 million in the Communications segment and $0.1 million from All Other consisting of bebe, partially offset by an increase of $3.1 million from the E-Commerce segment, consisting of Nogin which we acquired in the second quarter of 2024.

Selling, general and administrative expenses
Selling, general and administrative expenses during the three months ended March 31, 2025 and 2024 were comprised of the following:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$41,837	25.1%	$53,995	30.2%	$(12,158)	(22.5)%
Wealth Management segment	45,554	27.2%	50,103	28.0%	(4,549)	(9.1)%
Communications segment	20,657	12.3%	23,874	13.3%	(3,217)	(13.5)%
Consumer Products segment	15,615	9.3%	17,522	9.8%	(1,907)	(10.9)%
E-Commerce segment	8,428	5.0%	—	—%	8,428	100.0%
Corporate and All Other	35,297	21.1%	33,446	18.7%	1,851	5.5%
Total selling, general & administrative expenses	$167,388	100.0%	$178,940	100.0%	$(11,552)	(6.5)%
Total selling, general and administrative expenses decreased by $11.6 million to $167.4 million during the three months ended March 31, 2025 from $178.9 million during the three months ended March 31, 2024. The decrease was primarily due to decreases of $12.2 million in the Capital Markets segment, $4.5 million in the Wealth Management segment, $3.2 million in the Communications segment, and $1.9 million in the Consumer Products segment, partially offset by increases of $8.4 million in the E-Commerce segment and $1.9 million in Corporate and All Other.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $12.2 million to $41.8 million during the three months ended March 31, 2025 from $54.0 million during the three months ended March 31, 2024. The decrease was primarily due to decreases of $16.8 million in employee compensation and benefit related expenses, which primarily related to decreases in commissions paid, share based compensation and other payroll expenses largely related to reduced revenue and loss of headcount, and $0.1 million in other expenses, partially offset by increases of $3.4 million in write-offs of receivables and $1.3 million in professional services.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $4.5 million to $45.6 million during the three months ended March 31, 2025 from $50.1 million during the three months ended March 31, 2024. The decrease was primarily due to a decrease of $6.8 million in employee compensation and benefit related expenses, which primarily related to decreases in commissions paid, bonuses and other payroll expenses due to a decrease in headcount, which aligns with the decrease in revenue, partially offset by increases of $1.8 million in arbitration settlements and $0.4 million in other expenses.
Communications
Selling, general and administrative expenses in the Communications segment decreased $3.2 million to $20.7 million for the three months ended March 31, 2025 from $23.9 million for the three months ended March 31, 2024. The decrease was primarily due to decreases of $2.0 million in employee compensation and benefit related expenses due to lower headcount, lower commissions and sale of the Lingo carrier business in the third quarter of 2024, and $1.2 million in depreciation and amortization expenses due to items being fully amortized in 2024.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased $1.9 million to $15.6 million for the three months ended March 31, 2025 from $17.5 million during the three months ended March 31, 2024. The decrease was primarily due to decreases of $0.6 million in professional fees partially due to nonrecurring legal expenses in the prior year, $0.5 million in employee compensation and benefit related expenses due to reduced headcount, and $0.5 million in marketing costs, and $0.3 million in other expenses due to efforts to reduce costs.

E-Commerce
Selling, general and administrative expenses in the E-Commerce segment consisted of $8.4 million during the three months ended March 31, 2025 from Nogin which was acquired in the second quarter of 2024. Of the $8.4 million, $3.2 million was in employee compensation and benefit related expenses, $2.5 million was in other selling general and administrative expenses, and $2.1 million was in professional services.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other increased $1.9 million to $35.3 million during the three months ended March 31, 2025 from $33.4 million for the three months ended March 31, 2024. The increase was primarily due to increases of $6.0 million in transaction costs, of which $4.4 million were from the regional environmental services business which was sold this quarter, $1.5 million in foreign currency fluctuation, and $0.9 million in legal settlements, partially offset by decreases of $3.6 million in employee compensation and benefit related expenses primarily driven by a decrease in share based compensation, $2.0 million in occupancy-related costs, $0.6 million in professional services and $0.3 million in other expenses.
Interest Expense - Securities Lending and Loan Participations Sold. Interest expense - securities lending and loan participations sold decreased $34.7 million to $0.7 million during the three months ended March 31, 2025 from $35.4 million for the three months ended March 31, 2024. The decrease was due to a decrease in the securities loaned and loan participations sold balances from $2.0 billion as of March 31, 2024 to $33.0 million as of March 31, 2025.
Other Income (Expense). Other income included interest income of $1.5 million and $0.7 million during the three months ended March 31, 2025 and 2024, respectively. Dividend income was $0.1 million during the three months ended March 31, 2025 compared to $3.0 million during the three months ended March 31, 2024.

Realized and unrealized losses on investments was a loss of $14.5 million during the three months ended March 31, 2025 compared to a loss of $34.9 million during the three months ended March 31, 2024, which is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Three Months Ended March 31,
	2025	2024
Other income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$(11,488)	$(4,875)
Babcock & Wilcox Enterprises, Inc. - preferred stock	(462)	276
Alta Equipment Group, Inc. - common stock	—	(3,537)
Double Down Interactive Co., Ltd - common stock	(2,077)	14,147
Synchronoss Technologies, Inc. - common stock	—	2,520
LifeMD, Inc. - Common Stock	—	(1,015)
Other public equities	(208)	2,204
Subtotal	(14,235)	9,720

Private Equity Securities:
Freedom VCM Holdings, LLC	—	(32,655)
Kanaci Technologies, LLC	—	(7,096)
CSL Completions Co-Invest-A, LLC	—	(11,541)
Other private equities	(1,622)	6,223
Subtotal	(1,622)	(45,069)

Corporate bonds	1,357	467
Partnership interest and other	—	(42)
Total	$(14,500)	$(34,924)
The $20.4 million favorable variance was primarily due to unfavorable fair value adjustments recorded in the prior year quarter and no fair value adjustments recorded in the current quarter of $32.7 million in our investment in Freedom VCM Holdings, LLC, which was written off in the fourth quarter of the prior year, $11.5 million in our investment in CSL Completions Co-Invest-A, LLC, $7.1 million in our investment in Kanaci Technologies, LLC, and $3.5 million in our investment in Alta Equipment Group, Inc., the three of which were sold prior to March 31, 2025. These favorable increases were partially offset by unfavorable variances between the comparative reporting periods of $16.2 million related to our investment in Double Down Interactive Co. Ltd and $7.4 million related to our investment in Babcock & Wilcox Enterprises, Inc., both of which were driven by favorable changes in their respective stock prices in the prior year quarter, other private equities of $7.8 million, and other public equities of $3.9 million.
Other income (expense) also includes change in fair value of financial instruments and other was a gain of $0.9 million during the three months ended March 31, 2025 and a gain on sale and deconsolidation of businesses of $80.8 million during the three months ended March 31, 2025 primarily related to $52.4 million net gain on the sale of Atlantic Coast Recycling and $28.4 million net gain on the disposition of Nogin. The gain on senior note exchange was $10.5 million during the three months ended March 31, 2025. The loss on extinguishment of debt was $10.4 million during the three months ended March 31, 2025.
Interest expense was $30.0 million during the three months ended March 31, 2025 compared to $35.7 million during the three months ended March 31, 2024. The decrease in interest expense was due to lower average debt balances during the three months ended March 31, 2025 when compared to the same period in the prior year. The decreases in interest expense primarily consisted of $4.1 million from the Nomura term loan, $2.8 million from the issuance of senior notes,

$1.4 million from the Lingo term loan, $0.5 million from the Nomura revolving credit facility, and $0.5 million and $0.4 million from the Targus term loan and revolver, respectively, partially offset by increases in interest expense of $3.2 million from the Oaktree term loan, $0.5 million from the BRPAC term loan, and $0.4 million from the Nogin secured convertible promissory note.
Benefit from Income Taxes. Benefit from income taxes was $3.0 million during the three months ended March 31, 2025 compared to a benefit from income taxes of $21.3 million during the three months ended March 31, 2024. The benefit for income taxes in 2025 is primarily limited to the reversal of tax reserves due to the expiration of stature of limitations since the Company has a valuation allowance for deferred taxes. In the prior year period the benefit for income taxes approximated the effective rate for income taxes prior to establishing a valuation allowance at June 30, 2024 due to losses incurred in 2024. The effective income tax rate was 13.2% for the three months ended March 31, 2025 as compared to 25.8% for the three months ended March 31, 2024.

Income from Discontinued Operations, Net of Income Taxes. On October 25, 2024, we and our subsidiary bebe stores, inc. (“bebe”) completed a transaction for our brand assets yielding approximately $236.0 million in cash proceeds. The results have been presented as discontinued operations for the three months ended March 31, 2024. Income from discontinued operations, net of tax for Brands Transaction was $13.1 million during the three months ended March 31, 2024. The income from discontinued operations is primarily due to realized and unrealized losses incurred on the brand equity investments during the three months ended March 31, 2024 from the planned securitization transaction and Sale of equity investments by the Company’s majority owned subsidiary bebe, as more fully discussed in Note 3 - Discontinued Operations and Assets Held for Sale to the accompanying unaudited condensed consolidated financial statements.
On November 15, 2024, we completed the sale of our Great American Group and its results have been presented as discontinued operations for the three months ended March 31, 2024. Loss from discontinued operations, net of tax for Great American Group was $3.2 million during the three months ended March 31, 2024. Refer to Note 3 - Discontinued Operations and Assets Held for Sale to the accompanying unaudited condensed consolidated financial statements for additional information.
On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber and their results have been presented as discontinued operations for the three months ended March 31, 2025 and 2024. Income from discontinued operations, net of tax for GlassRatner and Farber was $3.4 million for the three months ended March 31, 2025 and 2024. Refer to Note 3 - Discontinued Operations and Assets Held for Sale to the accompanying unaudited condensed consolidated financial statements for additional information.
Preferred Stock Dividends. Preferred stock dividends were $2.0 million for the three months ended March 31, 2025 and 2024. Dividends on the Series A preferred paid during the three months ended March 31, 2024 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the three months ended March 31, 2024 were $0.4609375 per depository share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, investment portfolio liquidity, borrowings under our senior notes payable, term loans and credit facilities, other financing arrangements, and obligations under operating leases. During the three months ended March 31, 2025 and 2024, we generated a net loss attributable to the Company of $10.0 million and $49.2 million, respectively. The Company operates several businesses in its segments that provide cash flows and operating income throughout the year.
As of March 31, 2025, we had $138.3 million of unrestricted cash and cash equivalents, $1.4 million of restricted cash, $231.8 million of securities and other investments owned, $98.6 million of loans receivable, at fair value, $1.6 billion of borrowings outstanding, and approximately $64.0 million of obligations under operating leases. The Company expects to collect approximately $72.5 million of loans at fair value in the next twelve months and has approximately $80.2 million of level 1 securities and other investments owned that are available for sale during the next twelve months.
The Company expects to utilize existing cash balances, cash generated from investments, cash proceeds from the sale of certain businesses described below, available borrowing capacity under our existing revolving credit facility and cash generated from operations to fund debt service obligations over the next twelve months which includes amounts coming due on the Company’s senior notes payable as discussed in Note 11 - Senior Notes Payable. The Company may also explore various funding options in the future that may include additional debt exchanges, refinancing of existing senior notes and other debt, equity capital raises, the sale of operating companies, or the liquidation of securities and investments owned to provide liquidity to meet future debt obligations as they become due.
The following summarizes key liquidity events.
We completed the sale of (a) the Company’s majority owned subsidiary Atlantic Coast Recycling, LLC on March 3, 2025 for proceeds of approximately $68.6 million (the “Atlantic Coast Transaction”); (b) the sale of part of Wealth Management business for $26.0 million (the “Wealth Transaction”) as more fully described in Note 3; and (c) the sale of the Company’s financial consulting business on June 27, 2025 for $117.8 million. In addition to the sale of these businesses, approximately $30.0 million of investments and loans were sold during the three months ended March 31, 2025 and approximately $14.0 million of investments were sold from April 1, 2025 through October 31, 2025. Approximately $34.0 million in repayments of loans receivable, fair value were received during the three months ended March 31, 2025 and approximately $44.0 million in repayments of loans receivable, fair value were received from April 1, 2025 through October 31, 2025. The sale of additional investments in the next twelve months will vary based upon the realization of the investments providing the best economic value or as liquidity needs arise for the Company.
As discussed in more detail in Note 11 - Senior Notes Payable, from April 7, 2025 to July 11, 2025, we completed four private exchange transactions with institutional investors pursuant to which aggregate principal amounts of approximately $29.5 million of the 5.50% Senior Notes due March 2026, $2.1 million of the 6.50% Senior Notes Payable due September 2026, $109.7 million of the 5.00% Senior Notes due December 2026, $51.1 million of the 6.00% Senior Notes due January 2028, and $39.5 million of the 5.25% Senior Notes due August 2028 of the Company’s Exchanged Notes owned by the investors were exchanged for approximately $140.7 million aggregate principal amount of New Notes, whereupon the Exchanged Notes were cancelled.
The borrowings outstanding of $1.6 billion as of March 31, 2025 included $1.4 billion from the issuance of series of senior notes that are due at various dates ranging from March 31, 2026 to August 31, 2028 with interest rates ranging from 5.00% to 8.00%, $184.1 million in term loans borrowed pursuant to the Oaktree Capital Management, L.P. ("Oaktree") and BRPI Acquisition Co LLC (“BRPAC”) credit agreements, and $13.8 million of revolving credit facility under the Targus credit facility. Of the senior notes outstanding, after the completion of the four private exchange transactions discussed above, there is $101.6 million of senior notes due in the next twelve months and $1.2 billion thereafter. The $205.5 million of term loans outstanding includes $83.0 million that is expected to be repaid in the next twelve months and $122.5 million thereafter. Of the approximately $64.0 million of obligations due under operating lease, approximately $22.0 million is due in the next twelve months and approximately $42.0 million is due thereafter. For additional information regarding our debt offerings and related agreements, refer to Note 9 - Notes Payable, Note 10 - Term Loans and Revolving Credit Facility, and Note 11 - Senior Notes Payable to the unaudited condensed consolidated financial statements.

We believe that the current cash and cash equivalents, securities and other investments owned, funds available under our credit facilities, cash expected to be generated from operating activities and proceeds received from the Wealth Management Transaction and the sale of the Company’s GlassRatner and Farber financial consulting business will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from issuance date of the accompanying financial statements. We continue to monitor our financial performance to ensure sufficient liquidity to fund operations and execute on our business plan.

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the three months ended March 31, 2025, we did not pay any cash dividends on our common stock. During the year ended December 31, 2024, we paid cash dividends on our common stock of $33.7 million. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of common stock dividend activity for the three months ended March 31, 2025 and the year ended December 31, 2024 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Amount
May 15, 2024	June 11, 2024	May 27, 2024	$0.50
February 29, 2024	March 22, 2024	March 11, 2024	0.50

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of March 31, 2025, dividends in arrears in respect of the Depositary Shares were $2.0 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of March 31, 2025, dividends in arrears in respect of the Depositary Shares were $1.3 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
A summary of preferred stock dividend activity for the three months ended March 31, 2025 and the year ended December 31, 2024 was as follows:

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
Cash Flow Summary

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$184	$135,357
Investing activities	59,181	18,278
Financing activities	(172,529)	(190,933)
Effect of foreign currency on cash	(465)	(3,962)
Net decrease in cash, cash equivalents and restricted cash	$(113,629)	$(41,260)

Cash provided by operating activities was $0.2 million during the three months ended March 31, 2025 compared to cash provided by operating activities of $135.4 million during the three months ended March 31, 2024. The reduction of $135.2 million in net cash provided by operating activities in the first quarter of 2025 was primarily due to $143.4 million less cash generated from securities and other investments owned, as fewer securities positions were sold to provide liquidity to fund operations and repayment of the 6.375% Senior Notes due February 28, 2025. Cash provided by operating activities for the three months ended March 31, 2025 consisted of the impact of net loss of $16.6 million, noncash items of $40.9 million, and changes in operating assets and liabilities of $57.7 million. The negative cash flow impact from noncash items of $40.9 million included gain on sale and deconsolidation of business of $80.8 million, gain on senior note exchange of $10.5 million, gain on sale or disposal of fixed assets and other of $1.4 million, and net foreign currency gains of $0.2 million, partially offset by positive impact from loss on extinguishment of debt of $10.4 million, depreciation and amortization of $10.1 million, deferred income taxes of $9.0 million, fair value and remeasurement adjustments of $8.4 million, non-cash interest and other of $4.5 million, share-based compensation of $3.6 million, depreciation of rental merchandise of $3.4 million, provision for losses on accounts receivable of $2.1 million, loss from equity investments of

$0.6 million and dividends from equity investments of $0.1 million. Cash provided by operating activities for the three months ended March 31, 2024 consisted of the impact of net loss of $48.0 million, noncash items of $19.8 million, and changes in operating assets and liabilities of $163.5 million. The positive cash flow impact from noncash items of $19.8 million included fair value and remeasurement adjustments of $13.7 million, depreciation and amortization of $11.1 million, share-based compensation of $8.7 million, depreciation of rental merchandise of $4.2 million, provision for losses on accounts receivable of $0.4 million, income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests of $0.3 million, net foreign currency losses of $0.3 million, partially offset by deferred income taxes of $16.0 million, non-cash interest and other of $2.7 million, and gain on sale of business and other of $0.3 million.

Cash provided by investing activities was $59.2 million during the three months ended March 31, 2025 compared to cash provided by investing activities of $18.3 million for the three months ended March 31, 2024. The increase of $40.9 million in net cash provided by investing activities in the first quarter of 2025 was primarily due to $68.9 million in proceeds received from the sale of the Atlantic Coast Recycling business, partially offset by a $27.3 million reduction in net proceeds from loans receivable, which were used in the first quarter of 2024 to create additional liquidity and facilitate the repayment of 6.375% Senior Notes due February 28, 2025. During the three months ended March 31, 2025, cash provided by investing activities consisted of cash provided by sale of business, net of cash sold and other of $68.9 million, loans receivable repayment of $46.8 million, proceeds from sale of property, equipment, intangible assets, and other of $7.2 million, sale of loans receivable of $6.8 million, proceeds from sale of loan participations of $4.0 million, and consolidation of VIE of $0.4 million, partially offset by cash used in purchases of loans receivable of $61.5 million, purchases of property, equipment and intangible assets of $6.7 million, and purchases of equity and other investments of $6.6 million. During the three months ended March 31, 2024, cash provided by investing activities consisted of cash received from loans receivable repayment of $39.5 million, and sale of loan receivable of $22.8 million, partially offset by cash used for purchases of loans receivable of $42.9 million, purchases of property and equipment of $0.9 million, and sale of business, net of cash sold and other of $0.2 million.

Cash used in financing activities was $172.5 million during the three months ended March 31, 2025 compared to cash used in financing activities of $190.9 million during the three months ended March 31, 2024. The reduction of $18.4 million in net cash used in financing activities in the first quarter of 2025 was primarily due to the suspension of dividends, compared to $18.0 million paid in common stock and preferred dividends in the first quarter of 2024. During the three months ended March 31, 2025, cash used in financing activities primarily consisted of $239.3 million used in the repayment of term loan, $145.3 million used to redeem senior notes, $24.1 million used in payment of revolving line of credit, $12.8 million used to repay our notes payable and other, and $8.9 million used to pay debt issuance and offering costs, partially offset by cash provided by $235.6 million in proceeds from term loan, $21.5 million in proceeds from revolving line of credit, and $0.9 million in proceeds from notes payable. During the three months ended March 31, 2024, cash used in financing activities primarily consisted of $115.5 million used to redeem senior notes, $39.3 million used in repayment of revolving line of credit, $30.0 million used in the repayment of term loan, $16.0 million used to pay dividends on our common shares, $5.4 million used to repay our notes payable and other, $2.0 million used to pay dividends on our preferred shares, $1.5 million in distributions to noncontrolling interests, $1.2 million used in payment of employment taxes on vesting of restricted stock, $0.2 million used in the payment of debt issuance and offering costs, and $0.1 million used in the payment of contingent consideration, partially offset by cash provided by $17.7 million in proceeds from revolving line of credit and $2.5 million in contributions from noncontrolling interests.
Recent Accounting Standards
See Note 2(s) - Recent Accounting Standards to the accompanying unaudited condensed consolidated financial statements for recent accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets. Transaction gains (losses) are included in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations.
Interest Rate Risk

We have exposure to interest rate risk which primarily relates to changes in cost of borrowings as a result of changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rates of interest. As of March 31, 2025, approximately 86% of our debt obligations bore interest at fixed rates and not impacted by changes in interest rates. Our interest expense from variable-rate debt obligations is principally affected by changes in the published Secured Overnight Financing Rate in connection with our credit facilities. Our variable-rate debt obligations are principally used to provide financing to our operating businesses which are supported by cash flows from operations for those businesses. The cash flows of such operating businesses are utilized to help to mitigate any increases in interest expense as a result of an increase in interest rates.

Management monitors the composition of debt obligations and debt investments on a periodic basis, as well as projected net interest income, interest coverage, and sensitivity of interest income changes in interest rates. This exposure is also monitored by our risk management group and reviewed periodically in risk committee meetings. If floating rates of interest had increased or decreased by 1% during the three months ended March 31, 2025, the rate increase or decrease would have resulted in an increase or decrease in interest expense of $0.5 million. If conditions existed in which Management would seek to mitigate potential interest rate risk, Management could elect to take steps such as entering into interest rate hedges, and refinancing debt obligations from floating-rate to fixed-rate.

An objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable, and investments in partnership interests. Our cash and cash equivalents through March 31, 2025, included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $26.0 million and $32.0 million during the three months ended March 31, 2025 and 2024, respectively, or 14.0% and 10.8% of our total revenues of $186.1 million and $297.6 million. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our unaudited condensed consolidated statements of operations, amounted to gains of $0.3 million and $1.6 million during the three months ended March 31, 2025 and 2024, respectively. We may be exposed to foreign currency risk; however, our operating results during the three months ended March 31, 2025 and 2024, included $26.0 million and $32.0 million of revenues, respectively, and $5.5 million and $6.4 million of operating expenses from our foreign subsidiaries, respectively, and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $0.3 million and $0.2 million change in our operating income during the three months ended March 31, 2025 and 2024, respectively.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of March 31, 2025 our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than as set forth below under “Material Weakness and Remediation,” there have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness and Remediation

The Company previously identified in its 2024 Annual Report the following material weaknesses:

•The Company identified two material weaknesses in controls related to information technology general controls (“ITGCs”) at our Lingo Management, LLC and Tiger US Holdings, Inc. subsidiaries in the areas of user access, program change management, and information technology (“IT”) operations over IT systems and the reports generated from these systems used in the execution of controls that support the Company’s financial reporting processes. As a result, business-process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted.

•The Company identified a material weakness relating to the design and operating effectiveness of management's review controls over the investment valuation of Level 3 investments such that management's review procedures were not operating at a level of precision sufficient to prevent or detect a potential material misstatement in the consolidated statements.

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

•The Company identified a material weakness relating to the design and operating effectiveness of management's review controls over the income tax provision such that management's review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in the consolidated statements.

•The Company identified two material weaknesses related to the design and operating effectiveness of management's review controls over goodwill such that management did not adequately evaluate relevant factors and indicators to determine whether it was more likely than not that the fair value of a business segment was less than the carrying amount of goodwill and other intangibles assigned to that reporting unit as well as a lack of appropriate approval in accordance with Company policy over significant decisions involving goodwill.

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

Remediation of Material Weaknesses

Management continues to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses noted above are remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions for the material weaknesses noted above include:

•     Prior to December 31, 2024, the Retail Solutions material weakness was remediated through the divestiture of the business in November 2024.

•     Implementation and enhancement of its ITGCs and related policies. This includes providing resources, training and support to process owners and reviewers with a specific focus on understanding the risks being addressed by the controls they are performing, as well as requirements for sufficient documentation and evidence in the execution of the controls.

•     Updating of its IT policies and procedures to enhance user access, change management, and IT operations processes to ensure timely and accurate assignment of access rights and prompt removal of access for terminated employees, and to ensure appropriate restriction of access rights based on job responsibilities.

•     Designing of alternative processes and controls to mitigate the risk of the third-party services providers not producing the SOC 1 Type 2 reports.

•     Implementation of measures designed to ensure controls are appropriately designed, implemented, and operating effectively as it relates to the material weakness identified in investment valuations, related party transactions, income taxes, goodwill impairment assessment, and journal entries. The remediation actions include the improvement of the precision level of management review controls, documentation retention and additional resources.

While the foregoing measures are intended to effectively remediate the material weaknesses, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weaknesses described above, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from the Company’s securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding the Company’s business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. In addition to such legal and other claims, reviews, investigations, and proceedings, the Company and its subsidiaries are subject to the risk of unasserted claims, including, among others, as it relates to matters related to Mr. Kahn and our investment in Freedom VCM. If such claims are made, however, the Company believes it has valid defenses from any such claim and any such claim would be without merit. The Company has not accrued for any such contingent liabilities, but such contingent liabilities could be realized which could have a material adverse impact on the Company’s financial condition.

On July 11, 2025, the Company’s subsidiary, B. Riley Securities, Inc. ("BRS"), received a demand letter from certain parties that invested in a special purpose entity (the “SPV”) that in turn invested in the going private transaction (the “Transaction”) in August 2023 of Franchise Group, Inc. An arbitration demand (the “Demand”) was filed by such parties with the American Arbitration Association on October 10, 2025 against BRS and related entities (the “BR Defendants”). The Demand alleges that the BR Defendants (i) failed to disclose certain material facts regarding FRG and the Transaction in violation of certain securities laws, (ii) committed fraud and/or civil conspiracy, and (iii) breached fiduciary duties and aided and abetted the breach of fiduciary duties. Such investors seek rescission of the aggregate investment amount of $37.5 million plus interest thereon and related fees and expenses. The Company believes such claims are meritless and intends to defend such action.
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

On May 2, 2024, a putative class action was filed by Ted Donaldson in the Superior Court for the State of California, County of Los Angeles on behalf of all persons who acquired the Company’s senior notes pursuant to the shelf registration statement filed with the SEC on Form S-3 dated January 28, 2021, and the prospectuses filed and published on August 4, 2021 and December 2, 2021 (the “Offerings”). The action asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933, as amended (the "Securities Act") against the Company, some of the Company's current and former officers and directors, and the financial institutions that served as underwriters and book runners for the Offerings. An amended complaint was filed on September 27, 2024. The amended complaint alleges that the offering documents failed to advise investors that Brian Kahn and/or one or more of his controlled entities was engaged in illicit business activities, that the Company, despite the foregoing, continued to finance transactions for Kahn, eventually enabling him and others to take FRG private, and that the foregoing was reasonably likely to draw regulatory scrutiny and reputational harm to the Company. The Company believes these claims are meritless and intends to defend this action.

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

On September 21, 2023, the Company’s wholly owned subsidiary, B. Riley Commercial Capital, LLC (“BRCC”), received a demand alleging that certain payments to BRCC in the aggregate amount of approximately $32.2 million made by Sorrento Therapeutics, Inc. (“Sorrento”), a chapter 11 debtor in U.S. Bankruptcy Court, Southern District of Texas (the “Court”), pursuant to that certain Bridge Loan Agreement dated September 30, 2022 between Sorrento and BRCC, are avoidable as preferential transfers (the “Alleged Preferences”). On June 16, 2025, the liquidating trustee (the “Trustee”) on behalf of the Sorrento Liquidating Trust filed a complaint with the Court in an adversary proceeding seeking to avoid and recover the Alleged Preferences. On September 12, 2025, the Court denied BRCC’s motion to dismiss. The Company believes that the liquidating trustee’s claims lack merit and intends to continue to assert its statutory defenses to defeat such claims.

In light of the significant factual issues to be resolved with respect to the asserted claims and other proceedings described above and uncertainties regarding unasserted claims described above, at the present time reasonably possible losses cannot be estimated with respect to the asserted and unasserted claims described in the preceding paragraphs.

Item 1A. Risk Factors.
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2024 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.
Except as set forth below, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2024.

If we are unable to satisfy the applicable continued listing requirements of Nasdaq, our securities could be delisted.

Our shares of common stock and preferred stock, and our senior notes (collectively, our “Securities”) are listed on the Nasdaq Global Market. Generally, among other requirements, we must timely file all required periodic financial reports with the SEC.

As previously disclosed, on October 1, 2025, the Company received a Staff Determination Letter from the Nasdaq Listing Qualifications Staff (the “Staff”) based on the Company's non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”), as previously notified by the Staff on April 3, 2025, May 21, 2025 and August 20, 2025. The basis for the Staff Determination Letter was that the Company had not yet filed its Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025 (the “Q2 Delayed Report”), with the Securities and Exchange Commission (the “SEC”). The Company filed its Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) on September 19, 2025 and is actively working towards the filing of the Q2 Delayed Report and the timely filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2025 to ensure full compliance with the Listing Rules.

The Staff Determination Letter noted that, after the Staff’s review of the materials submitted by the Company on September 4, 2025 and September 19, 2025 (the “Updated Plan of Compliance”), it lacked the discretion within Nasdaq’s rules to grant the Company a further exception beyond the September 29, 2025 deadline that was previously granted to regain compliance with the Filing Rule. The Staff Determination Letter has no immediate effect and will not immediately result in the suspension of trading or delisting of the Company’s securities.

The Staff Determination Letter notified the Company that it may request a hearing before a Nasdaq Hearings Panel (“Hearings Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. A request for a hearing regarding one or more delinquent filings will automatically stay the suspension of the Company’s securities for a period of at least 15 calendar days from the date of the hearing request. By Nasdaq rule, when a company requests a hearing for one or more late SEC periodic public filings, it must also request an extension of the stay through the hearing date and subsequently during any additional extension period granted by a Hearings Panel following the hearing. Hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. The Company timely submitted a request for a hearing on October 8, 2025, including continued listing of its securities pending the hearing and the Hearings Panel’s decision.

There can be no assurance that the Hearings Panel will grant any of the Company’s requests for additional time. In the unlikely event that there is no ruling on the stay of a suspension prior to the expiration of the automatic stay, it has been Nasdaq’s practice to take no action until a Hearings Panel makes a ruling on the extended stay request. Once the Hearings Panel makes a ruling on the extended stay, the Company intends to make a public announcement. A hearing before the Hearings Panel was held on November 4, 2025. The Company anticipates receiving a determination from the Hearings Panel within 30 days following the date of the hearing.

There can be no assurance that the Hearings Panel will grant our request for reconsideration, that any appeal will be successful with the Hearings Panel, or that we will be able meet the continued listing requirements if we are permitted to continue trading on Nasdaq. Even if the Hearing Panel grants us additional time to file the Q2 Delayed Report and we meet all terms of any exception to the Nasdaq Filing Rule afforded by the Hearings Panel, there can be no assurance that we will be able to timely file the required reports or meet other continued listing requirements in the future.

If Nasdaq delists our Securities from trading on its exchange, we expect our Securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•limited availability of market quotations for our Securities;

•reduced liquidity for our Securities;
•a determination that our shares of common and/or preferred stock is a “penny stock” which will require brokers trading in our Securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There have been no sales of unregistered securities during the quarter ended March 31, 2025, except as set forth below:

As previously disclosed, on February 26, 2025, the Company issued to certain affiliates of Oaktree Capital Management, L.P. (the “Oaktree Holders”) warrants (the “Oaktree Warrants”) to purchase approximately 1,832,290 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $5.14 per share, in connection with the Oaktree Credit Agreement. The Oaktree Warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the Oaktree Holders would be entitled to exercise the Oaktree Warrants for up to 19.9% of the then-outstanding shares of Common Stock.

As previously disclosed, on March 26, 2025, the Company issued warrants (the “Exchange Warrants,” and together with the Oaktree Warrants, the “Warrants”) to purchase up to 351,012 shares of the Common Stock, at an exercise price of $10.00 per share, in connection with a private exchange transaction in which certain of the Company’s senior notes held by an investor were exchanged for newly-issued New Notes. The Exchange Warrants contain certain anti-dilution provisions and upon exercise, the holders of the Exchange Warrants are entitled to dividends and distributions as if the Exchange Warrants had been exercised in full prior to the dividend or distribution date.

The Warrants were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act, as the transactions did not involve any public offering.

No underwriters were engaged in connection with these issuances, and no underwriting discounts or commissions were paid. The Warrants contain restrictions on transfer and may not be offered or sold in the United States absent registration or an applicable exemption from registration under the Securities Act and applicable state securities laws.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld upon the vesting of restricted stock units to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). As of the date of this filing, none of the Company’s officers or directors has implemented a 10b5-1 trading plan.

Item 6. Exhibits.
The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1§*	Amended and Restated Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California dated as of January 6, 2025.

10.2§	Credit Agreement, among B. Riley Financial, Inc., BR Financial Holdings, LLC, and Oaktree Fund Administration, LLC, dated as of February 26, 2025.	8K	10.1	3/4/2025

10.3§*	Amendment No. 1 to Credit Agreement, among B. Riley Financial, Inc., BR Financial Holdings, LLC, and Oaktree Fund Administration, LLC, dated as of March 24, 2025.

10.4	Form of Warrant, for warrants issued to RPVOF Broker CTB, LLC, OPIF Broker Holdings, L.P., Oaktree Copley Investments, LLC, OPPS XII Broker E Holdings, L.P. and OCM SSF III Broker Debt Holdings, L.P in connection with the Credit Agreement, dated February 26, 2025.	8K	10.2	3/4/2025

10.5§	Registration Rights Agreement among B. Riley Financial, Inc., and RPVOF Broker CTB, LLC, OPIF Broker Holdings, L.P., Oaktree-Copley Investments, LLC, OPPS XII Broker E Holdings, L.P., and OCM SSF III Broker Debt Holdings, L.P, dated as of February 26, 2025.	8K	10.3	3/4/2025

10.6§	Membership Interest Purchase Agreement by and among Atlantic Coast Recycling Holdings, Inc., Atlantic Coast Recycling, LLC, a Atlantic Coast Recycling of Ocean County, LLC, and ReVal Group, LLC, B. Riley Financial, Inc., BR Financial Holdings, LLC, B. Riley Environmental Holdings, LLC, BRF Investments, LLC, Mario Gigante, InfraNext Partners Holdings, LLC, Alan Milton, Bruce Papp, Provident Trust Group - Robert Deutschman Roth IRA, Robert Deutschman, Roger Shapiro and Christian Morgan dated as of March 1, 2025.	8K	2.1	3/7/2025

10.7§	Indenture, by and among B. Riley Financial, Inc. and GLAS Trust Company LLC, as trustee and collateral agent, governing the issuance by B. Riley Financial Inc. of 8.00% Senior Secured Second Lien Notes due January 2028, dated as of March 26, 2025.	8K	10.1	4/1/2025

10.8§	Form of 8.00% Senior Secured Second Lien Note due 2028.	8K	10.2	4/1/2025

10.9§	Form of Warrant, for warrants issued to Holbrook Income Fund, dated March 26, 2025.	8K	10.3	4/1/2025

10.10§	Registration Rights Agreement, by and between B. Riley Financial, Inc. and Holbrook Income Fund, dated as of March 26, 2025.	8K	10.4	4/1/2025

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

B. Riley Financial, Inc.

Date: November 18, 2025	By:	/s/ SCOTT YESSNER
	Name:	Scott Yessner
	Title:	Chief Financial Officer
(Principal Financial Officer)