Form 10-Q
period 2025-06-30
B. Riley Financial, Inc.
filed 2025-12-15
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 10, 2025, there were 30,597,066 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

B. Riley Financial, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents(1)	$267,388	$146,852
Restricted cash	1,255	100,475
Due from clearing brokers	45,380	30,713
Securities and other investments owned (includes $172,135 and $215,225 at fair value as of June 30, 2025 and December 31, 2024, respectively(1)	242,352	282,325
Securities borrowed	72,320	43,022
Accounts receivable, net of allowance for credit losses of $6,022 and $6,100 as of June 30, 2025 and December 31, 2024, respectively	61,233	68,653
Due from related parties	185	189
Loans receivable, at fair value (includes $19,370 and $51,902 from related parties as of June 30, 2025 and December 31, 2024, respectively)	48,980	90,103
Prepaid expenses and other assets (includes $75 and $3,449 from related parties as of June 30, 2025 and December 31, 2024, respectively)(1)	219,972	242,916
Operating lease right-of-use assets	40,178	51,509
Property and equipment, net	18,452	18,679
Goodwill	392,687	392,687
Other intangible assets, net	131,320	146,446
Deferred income taxes	1,300	13,598
Assets held for sale (Note 4)	—	84,723
Assets of discontinued operations (Note 4)	2,221	70,373
Total assets	$1,545,223	$1,783,263
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable	$35,081	$51,238
Accrued expenses and other liabilities(1)	175,144	185,745
Deferred revenue	53,499	58,148
Deferred income taxes	2,264	5,462
Due to related parties and partners	1,198	3,404
Securities sold not yet purchased	12,347	5,675
Securities loaned	54,588	27,942
Operating lease liabilities	48,714	58,499
Notes payable	—	28,021
Loan participations sold	10,475	6,000
Revolving credit facility	12,075	16,329
Term loans, net	124,584	199,429
Senior notes payable, net	1,323,727	1,530,561
Liabilities held for sale (Note 4)	—	41,505
Liabilities of discontinued operations (Note 4)	830	21,321
Total liabilities	1,854,526	2,239,279

Commitments and contingencies (Note 17)

B. Riley Financial, Inc. equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; and liquidation preference of $118,112 and $114,082 as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,597,066 and 30,499,931 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	595,432	589,387
Accumulated deficit	(941,243)	(1,070,996)
Accumulated other comprehensive loss	(5,898)	(6,569)
Total B. Riley Financial, Inc. stockholders’ deficit	(351,706)	(488,175)
Noncontrolling interests(1)	42,403	32,159
Total deficit	(309,303)	(456,016)
Total liabilities and deficit	$1,545,223	$1,783,263
(1) At June 30, 2025, the balance sheet includes cash of $365, securities and other investments owned, at fair value of $503, prepaid and other expenses of $3,800, accrued expenses and other liabilities of $253 and noncontrolling interest of $3,826 of consolidated variable interest entities (Note 2 (o)).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Loss)
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Services and fees (includes $5,121 and $3,119 for the three months ended June 30, 2025 and 2024 and $7,849 and $5,398 for the six months ended June 30, 2025 and 2024 from related parties, respectively)	$145,772	$202,909	$304,611	$416,990
Trading gains (losses), net	27,680	(31,321)	11,509	(48,988)
Fair value adjustments on loans (includes $(992) and $(177,618) for the three months ended June 30, 2025 and 2024 and $(3,137) and $(196,743) for the six months ended June 30, 2025 and 2024 from related parties, respectively)	800	(175,582)	(7,296)	(187,783)
Interest income - loans (includes $475 and $13,439 for the three months ended June 30, 2025 and 2024 and $1,171 and $27,403 for the six months ended June 30, 2025 and 2024 from related parties, respectively)	3,853	18,508	7,049	40,643
Interest income - securities lending	2,124	24,798	2,964	62,607
Sale of goods	45,073	55,573	92,528	109,006
Total revenues	225,302	94,885	411,365	392,475
Operating expenses:
Direct cost of services	33,216	58,679	75,916	118,349
Cost of goods sold	35,113	39,758	71,846	78,585
Selling, general and administrative expenses	142,369	178,014	309,757	356,954
Restructuring charge (Note 5)	321	20	321	809
Impairment of goodwill and tradenames	1,500	27,681	1,500	27,681
Interest expense - Securities lending and loan participations sold	1,968	23,313	2,687	58,696
Total operating expenses	214,487	327,465	462,027	641,074
Operating income (loss)	10,815	(232,580)	(50,662)	(248,599)
Other income (expense):
Interest income	492	797	1,978	1,460
Dividend income	122	460	257	3,464
Realized and unrealized gains (losses) on investments	10,216	(155,241)	(4,284)	(190,165)
Change in fair value of financial instruments and other	11,884	—	12,806	—
Gain on sale and deconsolidation of businesses	5,372	—	86,213	314
Gain on senior note exchange	44,454	—	54,986	—
Income from equity investments	25,603	10	25,051	6
(Loss) gain on extinguishment of debt	(10,266)	120	(20,693)	120
Interest expense	(23,952)	(33,534)	(53,916)	(69,199)
Income (loss) from continuing operations before income taxes	74,740	(419,968)	51,736	(502,599)
Provision for income taxes	(3,053)	(29,183)	(11)	(7,853)
Income (loss) from continuing operations	71,687	(449,151)	51,725	(510,452)
Income from discontinued operations, net of income taxes	69,312	15,370	72,707	28,717
Net income (loss)	140,999	(433,781)	124,432	(481,735)

Net income (loss) attributable to noncontrolling interests	1,528	(177)	(5,064)	1,034
Net income (loss) attributable to B. Riley Financial, Inc.	139,471	(433,604)	129,496	(482,769)
Preferred stock dividends	2,015	2,015	4,030	4,030
Net income (loss) available to common shareholders	$137,456	$(435,619)	$125,466	$(486,799)

Basic net income (loss) per common share:
Continuing operations	$2.23	$(14.83)	$1.73	$(17.02)
Discontinued operations	2.27	0.48	2.38	0.89
Basic income (loss) per common share	$4.50	$(14.35)	$4.11	$(16.13)
Diluted net income (loss) per common share:
Continuing operations	$2.23	$(14.83)	$1.73	$(17.02)
Discontinued operations	2.27	0.48	2.38	0.89
Diluted income (loss) per common share	$4.50	$(14.35)	$4.11	$(16.13)

Weighted average basic common shares outstanding	30,527,835	30,352,054	30,512,757	30,170,819
Weighted average diluted common shares outstanding	30,527,835	30,352,054	30,512,757	30,170,819
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$140,999	$(433,781)	$124,432	$(481,735)
Other comprehensive income (loss):
Change in cumulative translation adjustment	1,158	(1,244)	671	(5,116)
Other comprehensive income (loss), net of tax	1,158	(1,244)	671	(5,116)
Total comprehensive income (loss)	142,157	(435,025)	125,103	(486,851)
Comprehensive income (loss) attributable to noncontrolling interests	1,528	(177)	(5,064)	1,034
Comprehensive income (loss) attributable to B. Riley Financial, Inc.	$140,629	$(434,848)	$130,167	$(487,885)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share and per share data)
For the Three Months Ended June 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, April 1, 2025	4,563	$—	30,497,066	$3	$591,207	$(1,080,971)	$(7,056)	$42,847	$(453,970)
Common stock issued, in connection with employment agreement	—	—	100,000	—	295	—	—	—	295
Warrants issued	—	—	—	—	737	—	—	—	737
Share based payments	—	—	—	—	3,193	—	—	—	3,193
Share based payments in equity of subsidiary	—	—	—	—	—	—	—	1,277	1,277
Dividend forfeitures on unvested equity awards	—	—	—	—	—	257	—	—	257
Net income	—	—	—	—	—	139,471	—	1,528	140,999
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,249)	(3,249)
Other comprehensive loss	—	—	—	—	—	—	1,158	—	1,158
Balance, June 30, 2025	4,563	$—	30,597,066	$3	$595,432	$(941,243)	$(5,898)	$42,403	$(309,303)

Balance, April 1, 2024	4,563	$—	30,095,303	$3	$579,647	$(347,558)	$(3,643)	$71,208	$299,657
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	167,725	—	(1,966)	—	—	—	(1,966)
Common stock issued upon exercise of warrants	—	—	200,000	—	653	—	—	—	653
Common stock issued in extinguishment of senior notes	—	—	36,903	—	1,011	—	—	—	1,011
Share based payments	—	—	—	—	6,112	—	—	—	6,112
Share based payments in equity of subsidiary	—	—	—	—	36	—	—	—	36
Dividends on common stock ($0.50 per share)	—	—	—	—	—	(15,768)	—	—	(15,768)
Dividends on Series A preferred stock ($0.4296875 per depository share)	—	—	—	—	—	(1,218)	—	—	(1,218)
Dividends on Series B preferred stock ($0.4609375 per depository share)	—	—	—	—	—	(797)	—	—	(797)
Net loss	—	—	—	—	—	(433,604)	—	(177)	(433,781)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(903)	(903)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	454	454
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	4,651	4,651
Other comprehensive loss	—	—	—	—	—	—	(1,244)	—	(1,244)
Balance, June 30, 2024	4,563	$—	30,499,931	$3	$585,493	$(798,945)	$(4,887)	$75,233	$(143,103)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

For the Six Months Ended June 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	4,563	$—	30,499,931	$3	$589,387	$(1,070,996)	$(6,569)	$32,159	$(456,016)
Common stock issued, in connection with employment agreement	—	—	100,000	—	295	—	—	—	295
RSU equity awards reclassified to liability	—	—	—	—	(2,138)	—	—	—	(2,138)
Common stock forfeited	—	—	(2,865)	—	—	—	—	—	—
Warrants issued	—	—	—	—	1,600	—	—	—	1,600
Share based payments	—	—	—	—	6,336	—	—	—	6,336
Share based payments in equity of subsidiary	—	—	—	—	23	—	—	1,570	1,593
Vesting of shares in equity of subsidiary	—	—	—	—	(71)	—	—	—	(71)
Dividend forfeitures on unvested equity awards	—	—	—	—	—	257	—	—	257
Net income (loss)	—	—	—	—	—	129,496	—	(5,064)	124,432
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,249)	(3,249)
Common stock issuance in equity of subsidiary	—	—	—	—	—	—	—	1,575	1,575
Disposition from sale and deconsolidation of businesses	—	—	—	—	—	—	—	2,918	2,918
Initial consolidation of VIE	—	—	—	—	—	—	—	12,494	12,494
Other comprehensive loss	—	—	—	—	—	—	671	—	671
Balance, June 30, 2025	4,563	$—	30,597,066	$3	$595,432	$(941,243)	$(5,898)	$42,403	$(309,303)

Balance, January 1, 2024	4,563	$—	29,937,067	$3	$572,170	$(281,285)	$229	$68,449	$359,566
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	325,961	—	(3,136)	—	—	—	(3,136)
Common stock issued upon exercise of warrants	—	—	200,000	—	653	—	—	—	653
Common stock issued in extinguishment of senior notes	—	—	36,903	—	1,011	—	—	—	1,011
Share based payments	—	—	—	—	14,723	—	—	—	14,723
Share based payments in equity of subsidiary	—	—	—	—	72	—	—	—	72
Dividends on common stock ($1.00 per share)	—	—	—	—	—	(30,861)	—	—	(30,861)
Dividends on Series A preferred stock ($0.4296875 per depository share)	—	—	—	—	—	(2,436)	—	—	(2,436)
Dividends on Series B preferred stock ($0.4609375 per depository share)	—	—	—	—	—	(1,594)	—	—	(1,594)
Net (loss) income	—	—	—	—	—	(482,769)	—	1,034	(481,735)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,858)	(1,858)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,957	2,957
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	4,651	4,651
Other comprehensive loss	—	—	—	—	—	—	(5,116)	—	(5,116)
Balance, June 30, 2024	4,563	$—	30,499,931	$3	$585,493	$(798,945)	$(4,887)	$75,233	$(143,103)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

B. RILEY FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities(1):
Net income (loss)	$124,432	$(481,735)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	18,798	22,936
Provision for losses on accounts receivable	1,614	1,176
Share-based compensation	8,606	14,865
Fair value and remeasurement adjustments, non-cash (includes $3,011 and $196,743 from related parties for 2025 and 2024, respectively)	(6,789)	189,507
Non-cash interest and other (includes $(268) and $(5,916) from related parties for 2025 and 2024, respectively)	6,584	(3,325)
Depreciation of rental merchandise	6,698	8,221
Net foreign currency (gains) losses	(481)	347
Income from equity investments	(25,051)	(6)
Dividends from equity investments	122	74
Deferred income taxes	9,100	1,445
Impairment of goodwill and tradenames	1,500	27,681
Gain on disposal of discontinued operations	(66,795)	—
(Gain) loss on sale or disposal of fixed assets and other	(1,147)	87
Gain on sale and deconsolidation of businesses	(86,213)	(314)
(Loss) gain on extinguishment of debt	20,693	(120)
Gain on senior note exchange	(54,986)	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	—	785
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	(14,668)	10,423
Securities and other investments owned	39,126	478,436
Securities borrowed	(29,298)	2,127,999
Accounts receivable	3,542	(759)
Prepaid expenses and other assets (includes $3,373 and $(12,777) from related parties for 2025 and 2024, respectively)	6,728	3,789
Accounts payable, accrued expenses and other liabilities	(13,665)	(16,940)
Amounts due to/from related parties and partners	(2,290)	(2,161)
Securities sold not yet purchased	6,672	(3,836)
Deferred revenue	(4,609)	(5,982)
Securities loaned	26,402	(2,125,754)
Net cash (used in) provided by operating activities	(25,375)	246,839
Cash flows from investing activities(1):
Purchases of loans receivable (includes $(50,853) and $(14,359) from related parties for 2025 and 2024, respectively)	(66,650)	(63,203)

Repayments of loans receivable (includes $50,883 and $30,553 from related parties for 2025 and 2024, respectively)	105,378	72,373
Proceeds from sales of loans receivable (includes $6,611 and $— from related parties for 2025 and 2024, respectively)	10,415	22,785
Proceeds from loan participations sold	4,475	—
Acquisition of businesses and minority interest, net of $— and $604 cash acquired for 2025 and 2024, respectively	—	(19,142)
Proceeds from sale of business, net of cash sold and other	94,938	(135)
Purchases of property, equipment and intangible assets	(9,148)	(5,441)
Proceeds from sale of property, equipment, intangible assets, and other	7,173	—
Distributions from equity investment	34,869	—
Purchases of equity and other investments	(6,621)	(533)
Consolidation of VIE	359	—
Proceeds from sale of discontinued operations, net of cash sold	114,032	—
Net cash provided by investing activities	289,220	6,704
Cash flows from financing activities(1):
Proceeds from revolving line of credit	46,374	40,311
Repayment of revolving line of credit	(50,627)	(64,304)
Proceeds from note payable	850	15,000
Repayment of notes payable and other	(13,138)	(5,690)
Repayment of term loan	(310,253)	(45,606)
Proceeds from term loan	235,550	—
Redemption of senior notes	(145,302)	(140,491)
Payment of debt issuance and offering costs	(11,253)	(984)
Payment of contingent consideration	(1,376)	(1,406)
Payment of employment taxes on vesting of restricted stock	—	(3,136)
Common dividends paid	—	(33,627)
Preferred dividends paid	—	(4,030)
Distribution to noncontrolling interests	(3,249)	(3,173)
Contributions from noncontrolling interests	—	2,957
Proceeds from exercise of warrants	—	653
Net cash used in financing activities	(252,424)	(243,526)
Increase in cash, cash equivalents and restricted cash(1)	11,421	10,017
Effect of foreign currency on cash, cash equivalents and restricted cash(1)	546	(5,233)
Net increase in cash, cash equivalents and restricted cash(1)	11,967	4,784
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	248,651	218,546
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	8,025	15,293
Cash, cash equivalents and restricted cash, beginning of period	256,676	233,839
Cash, cash equivalents and restricted cash from continuing operations, end of period	268,643	227,108
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	11,515
Cash, cash equivalents and restricted cash, end of period	$268,643	$238,623

Supplemental disclosures (Note 2(f)):
Interest paid	$55,011	$152,730
Taxes paid	$2,139	$3,807

(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 – Discontinued Operations and Assets Held for Sale for additional information regarding cash flow associated with the results of discontinued operations.
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
As discussed below the Company’s previously reported Financial Consulting segment met the requirements to be classified as discontinued operations. The financial results of this business whose disposal represents a strategic shift that has, or will have, a major effect on our operations and the financial results are reported as discontinued operations in the accompanying condensed statements of operations, and the assets and liabilities are reflected as amounts held for sale in the accompanying condensed balance sheets. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations. The Company’s reporting segments have also been changed for the effects of the discontinued operations. For more information, see Note 4 - Discontinued Operations and Assets Held for Sale.
Recent Developments
On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel Financial Corp. (“Stifel”). The sale (the “Wealth Management Transaction”) was completed on April 4, 2025 for net cash consideration based on the 36 financial advisors that joined Stifel at closing. The Company determined that the assets and liabilities associated with the Wealth Management Transaction met the criteria to be classified as held for sale, as discussed in Note 4 - Discontinued Operations and Assets Held for Sale, and was included in Assets Held for Sale in the consolidated balance sheets as of December 31, 2024.
On March 3, 2025, the Company and BR Financial Holdings, LLC (“BRFH”), a wholly owned subsidiary of the Company, B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included Atlantic Coast Recycling, LLC (“Atlantic Coast Recycling”), Atlantic Coast Recycling of Ocean County, LLC, (“Atlantic Coast Recycling of Ocean County” and, together with Atlantic Coast Recycling, the “Atlantic Companies”), entered into a Membership Interest Purchase Agreement, dated as of March 1, 2025 (the “MIPA”), whereby all of the issued and outstanding membership interests in each of the Atlantic Companies (the “Interests”) owned by BRFH and the minority holders were sold to a third party for an agreed upon purchase price subject to certain adjustments and holdback amount pending receipt of a certain third party consent. Net cash proceeds received as a result of the sale were net of adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. The Company recognized a gain of $52,430 in connection with the sale, which is included in the “Gain on sale and deconsolidation of businesses” line item on the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2025. The Company determined that the assets and liabilities associated with the Atlantic Coast Recycling transaction met the criteria to be classified as held for sale, as discussed in Note 4 - Discontinued Operations and Assets Held for Sale, and were properly classified in the consolidated balance sheet as of December 31, 2024.

On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of its wholly owned subsidiary, GlassRatner Advisory & Capital Group, LLC, a Delaware limited liability company (“GlassRatner”), and B. Riley Farber Advisory Inc., an Ontario corporation (“Farber”). The aggregate cash consideration paid by the buyers for the interests of GlassRatner and shares of Farber was $117,800, which is based on a target closing working capital amount that is subject to adjustment within 180-days following the sale date. Upon closing the transaction, the Company recognized a gain of $66,795, which is included in the “Income from discontinued operations, net of income taxes” line item on the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2025. The Company also entered into a transition services agreement with the buyer to provide certain services. Management concluded that the sale of the GlassRatner business represented a strategic shift that had a major effect on the Company’s operations in 2025 and met the criteria for discontinued operations and, as such, have been excluded from continuing operations in the periods presented as more fully described in Note 4 - Discontinued Operations and Assets Held for Sale.
Name Change
On November 11, 2025, the Company announced that our corporate name will be changed from B. Riley Financial, Inc. to BRC Group Holdings, Inc. (the “Name Change”), effective on January 1, 2026. Our trading symbol (“RILY”) and our CUSIP (05580M 108) will not change.
Liquidity

For the six months ended June 30, 2025, the Company generated net income of $129,496. During the six months ended June 30, 2025 the Company completed the sale of the Company’s majority owned subsidiary Atlantic Coast Recycling, LLC on March 3, 2025 for proceeds of approximately $68,638, as more fully described above. The Company also completed (a) the sale of the Wealth Management Transaction for $26,037 on April 4, 2025, as more fully described in Note 4 - Discontinued Operations and Assets Held for Sale, and (b) the Company’s financial consulting business on June 27, 2025 for $117,800 as more fully described above.
As discussed in more detail in Note 12 - Senior Notes Payable, for the six months ended June 30, 2025, the Company completed four private exchange transactions with institutional investors pursuant to which aggregate principal amounts of approximately $115,844 of the 5.50% Senior Notes due March 2026, $126,766 of the 5.00% Senior Notes due December 2026, $46,429 of the 6.00% Senior Notes due January 2028, and $23,096 of the 5.25% Senior Notes due August 2028 (collectively, the “Exchanged Notes”) owned by the investors were exchanged for approximately $203,812 aggregate principal amount of 8.00% Senior Secured Second Lien Notes due 2028 (the “New Notes”), whereupon the Exchanged Notes were cancelled. On July 11, 2025, the Company completed private exchange transactions with institutional investors pursuant to which aggregate principal amounts of Exchanged Notes of approximately $2,061 of the 6.50% Senior Notes Payable due September 30, 2026, $19,682 of the 5.00% Senior Notes due December 2026, $4,706 of the 6.00% Senior Notes due January 2028, and $16,389 of the 5.25% Senior Notes due August 2028 owned by the investors were exchanged for approximately $24,611 aggregate principal amount of newly-issued New Notes, whereupon the Exchanged Notes were cancelled.

After the completion of the Exchanged Notes described above, the Company has approximately $101,596 of 5.50% Senior Notes due March 31, 2026, $178,471 of 6.50% Senior Notes due September 30, 2026, and $178,266 of 5.00% Senior Notes due December 31, 2026 as more fully described in Note 12 - Senior Notes Payable. The Company believes that the current cash and cash equivalents, securities and other investments owned, and funds available under our credit facilities will be sufficient to meet our working capital, capital expenditure requirements, and debt service obligations due the next 12 months from issuance date of the accompanying financial statements.
Nasdaq Compliance

On November 21, 2025, the Company received a Staff Determination Letter (“November Determination Letter”) from the Nasdaq Listing Qualifications Staff (the “Staff”) based on the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”), as previously notified by the Staff on April 3, 2025, May 21, 2025, August 20, 2025 and October 1, 2025 (together, the “Prior Determination Letters”). The basis for the Prior Determination Letters was that the Company had not yet filed its Form 10-K for the fiscal year ended December 31, 2024 and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 (the “Q1 Report”) and June 30, 2025 (the “Q2 Report”) with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed its Form 10-K for the fiscal year ended December 31, 2024 on September 19, 2025 and its Q1 Report on November 18, 2025. The basis for the November Determination

Letter was that the Company has not yet filed its Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Q3 Report”).

The Prior Determination Letter received on October 1, 2025 noted that, after the Staff’s review of the materials submitted by the Company on September 4, 2025 and September 19, 2025 (the “Updated Plan of Compliance”), it lacked the discretion within Nasdaq’s rules to grant the Company a further exception beyond the September 29, 2025 deadline that was previously granted to regain compliance with the Filing Rule. The November Determination Letter and Prior Determination Letters did not result in the suspension of trading or delisting of the Company’s securities.

The Prior Determination Letters notified the Company that it may request a hearing before a Nasdaq Hearings Panel (“Hearings Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company timely submitted a request for a hearing on October 8, 2025, including continued listing of its securities pending the hearing and the Hearings Panel’s decision. A hearing before the Hearings Panel was held on November 4, 2025. On November 18, 2025, the Company received written notification (the “Decision Letter”) from the Hearings Panel notifying the Company of its decision to grant the Company’s request to continue its listing on The Nasdaq Stock Market (“Nasdaq” or the “Exchange”), subject to the Company’s meeting certain conditions outlined in the Decision Letter. In the Decision Letter, the hearings advisors noted that the Hearings Panel reviewed the information presented by the Company, detailing the compliance plan proposed by the Company, as well as all other correspondence previously submitted by the Company and the Staff.

The Hearings Panel granted the Company’s request for continued listing on Nasdaq, subject to filing with the SEC on or before (i) November 21, 2025, the Q1 Report, (ii) December 23, 2025, the Q2 Report, and (iii) January 20, 2026, the Q3 Report.

The Company filed with the SEC the Q1 Report on November 18, 2025 and this Q2 Report on the filing date hereof. The Company anticipates filing its Q3 Report with the SEC no later than January 20, 2026 (in accordance with the Decision Letter). The Decision Letter also noted that, should the Company miss any such deadline, the Hearings Panel will delist the Company’s securities from the Exchange. The Hearings Panel also made it a requirement during the exception period that the Company provides prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements. In addition, the Decision Letter advised that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) may, on its own motion, determine to review any Hearings Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review this Decision Letter, it may affirm, modify, reverse, dismiss or remand the decision to the Hearings Panel. As of the date of filing of this Q2 Report, the Company has received no communication from the Listing Council.

There can be no assurance that the Company will be able to file the Q3 Report timely or meet other Nasdaq continued listing requirements in the future.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of B. Riley Financial, Inc. and its wholly owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated upon consolidation. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations; see Note 1 - Organization and Nature of Business Operations and Note 4 - Discontinued Operations and Assets Held for Sale.
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 2(o) - Variable Interest Entities.
The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to interim financial reporting guidelines and the rules and regulations of the SEC. The condensed consolidated balance sheet at December 31, 2024 was derived from our audited annual consolidated financial statements. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The disclosures presented in our notes to the unaudited condensed consolidated financial statements are presented on a continuing operations basis. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The unaudited results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
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
(e) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company also has restricted cash primarily consisting of cash collateral for leases and at December 31, 2024 restricted cash was used for the full redemption of the 6.375% Senior Notes due on February 28, 2025.
Cash, cash equivalents and restricted cash consist of the following:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$267,388	$146,852
Restricted cash	1,255	100,475
Total cash, cash equivalents and restricted cash	$268,643	$247,327

(f) Supplemental Non-cash Disclosures
During the six months ended June 30, 2025, there was non-cash investing activity of $8,876 related to loans transferred to loans held for sale from loans receivable at fair value. During the six months ended June 30, 2025, there was non-cash financing activity related to the Company’s exchange of its 5.50% Senior Notes due March 2026 in the aggregate principal amount of $115,844, its 5.00% Senior Notes due December 2026 in the aggregate principal amount of $126,766, its 5.25% Senior Notes due August 2028 in the aggregate principal amount of $23,096, and its 6.00% Senior Notes due January 2028 in the aggregate principal amount of $46,429 for its New Notes in the aggregate principal amount of $247,468 for a net gain on exchange of senior notes of $54,986. There was also non-cash financing activity related to the recognition of capital from a noncontrolling interest of $12,494 upon the Company’s initial consolidation of a VIE, issuance of common stock in equity of subsidiary in the amount of $1,575 and the disposition of noncontrolling interests through the sale and deconsolidation of businesses of $2,918, the reclassification of restricted stock awards from equity-classified awards in the amount of $2,138, the issuance of warrants for a term loan of $7,860, a derivative liability for the exit fee of that term loan of $11,244, and warrants issued for senior notes of $1,600.
During the six months ended June 30, 2024, there was non-cash investing activity related to the receipt of a note receivable in the amount of $2,000 related to the sale of certain assets, $42,077 related to a loan receivable, at fair value that converted into equity securities, and DIP loan conversion to purchase consideration equity for the purchase of Nogin, Inc. (“Nogin”) in the amount of $37,700. There was also non-cash investing activity of $22,576 related to loans transferred to loans held for sale from loans receivable at fair value. During the six months ended June 30, 2024, there was non-cash financing activity related to the Company’s redemption of its 6.375% Senior Notes due 2025 in the aggregate principal amount of $1,130 in exchange for 36,903 shares of its common stock at fair value of $1,011 for a net gain on extinguishment of debt of $120.
(g) Accounts Receivable
Accounts receivable represents amounts due from the Company’s Capital Markets, Wealth Management, Communications, and Consumer Products customers. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes the expected loss model, which includes the pooling of receivables using the aging method, historical losses, current market conditions, and reasonable supportable forecasts of expected losses. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for credit losses are included in Note 7 - Accounts Receivable.
(h) Inventories
Inventories are substantially all finished goods from the Consumer Products and Communications segments and are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. The Company maintains an allowance for excess and obsolete inventories to reflect its estimate of realizable value of the inventory based on historical sales and recoveries. Inventories are included in the “Prepaid expenses and other assets” line item in the unaudited condensed consolidated balance sheets.

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
(j) Loans Receivable
Under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, the Company elected the fair value option for all outstanding loans receivable. Management evaluates the performance of the loan portfolio on a fair value basis. Under the fair value option, loans receivable are measured at each reporting period based upon their exit value in an orderly transaction, and unrealized gains or losses are included in the “Fair value adjustments on loans” line item in the unaudited condensed consolidated statements of operations. At the time of origination, the Company’s loans receivable are collateralized by the assets of borrowers and other pledged collateral and may have guarantees to provide for protection of the payments due on loans receivable.

The fair value of loans receivable was $48,980 and $90,103 as of June 30, 2025 and December 31, 2024, respectively. The Conn’s Term Loan described below represents 22.5% and 43.1% of total loans receivable, at fair value at June 30, 2025 and December 31, 2024, respectively. The Company also has loans receivable from Exela Technologies, Inc. that represents 60.5% and 35.7% of total loans receivable at fair value at June 30, 2025 and December 31, 2024, respectively. The loans have various maturities through February 2029. As of June 30, 2025 and December 31, 2024, the principal balances net of discounts of loans receivable accounted for under the fair value option was $373,224 and $446,004, respectively. The net principal balances of loans receivable exceeded the fair value of loans by $324,243 and $355,901 as of June 30, 2025 and December 31, 2024, respectively. The Company recorded net realized and unrealized gains of $800 and losses of $7,296 during the three and six months ended June 30, 2025, respectively, and net realized and unrealized losses of $175,582 and $187,783 during three and six months ended June 30, 2024, respectively, on loans receivable. Net realized and unrealized gains and losses on loans receivable are reflected in the “Fair value adjustments on loans” line item on the accompanying unaudited condensed consolidated statements of operations.
Loans receivable, at fair value on non-accrual and 90 days or greater past due was $12,468, which represented approximately 25.5% of total loans receivable, at fair value as of June 30, 2025. The principal balance of loans receivable on non-accrual and 90 days or greater past due was $319,822 as of June 30, 2025. Loans receivable, at fair value on non-accrual was $21,122, which represents approximately 23.4% of total loans receivable, at fair value as of December 31, 2024. The principal balance of loans receivable on non-accrual was $321,544 as of December 31, 2024. Interest income for loans on non-accrual and/or 90 days or greater past due is recognized separately from the “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations. The amount of gains or (losses) included in earnings attributable to changes in instrument-specific credit risk were $800 and $(176,078) during the three months ended June 30, 2025 and 2024, respectively, and $(7,296) and $(187,417) for the six months ended June 30, 2025 and 2024, respectively. The gains or losses attributable to changes in instrument-specific risk were determined by management based on an estimate of the fair value change during the period specific to each loan receivable.
Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance and is included in the “Interest income - loans” line item in the unaudited condensed consolidated statements of operations.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of June 30, 2025, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 17(b) - Babcock & Wilcox Commitments and Guarantees. In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of June 30, 2025, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure. On June 18, 2025, an amendment was made to the Axos Guaranty whereby the Company’s obligations as guarantor were suspended until January 1, 2027.
Vintage Capital Management, LLC Loan Receivable
On August 21, 2023, one of the Company’s subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Brian Kahn (“Mr. Kahn”), amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes the Company’s subsidiary the aggregate principal amount of $200,506 which bears interest at the rate of 12.00% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM, Inc. (“Freedom VCM”) in an amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM’s equity interests owned by Mr. Kahn, the chief executive officer (“CEO”) and a member of the board of directors of Freedom VCM as of December 31, 2023, and his spouse with a value, based on the transaction price of the take private transaction that included the acquisition of the Franchise Group, Inc. (“FRG”) by a buyer group that included members of senior management of FRG, led by Mr. Kahn, FRG’s then CEO (the “FRG take-private transaction”), of $227,296 as of August 21, 2023.
On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. In light of Mr. Kahn’s alleged involvement with the alleged misconduct concerning Prophecy Asset Management LP (“Prophecy”).

On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 (“Chapter 11 Cases”) of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code”), which impacted the collateral for this loan receivable. To the extent the loan balance and accrued interest exceed the underlying collateral value of the loan an unrealized loss will be recorded in the unaudited condensed consolidated statements of operations. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral.
The fair value of the VCM loan receivable was $1,468 and $2,057 as of June 30, 2025 and December 31, 2024, respectively. The remaining principal balance was $224,968 and $224,968 and exceeded the fair value of the loan receivable by $223,500 and $222,911 as of June 30, 2025 and December 31, 2024, respectively.
On September 29, 2025, the SEC filed a complaint in the U.S. District Court for the District of New Jersey against Prophecy, Prophecy’s CEO and Mr. Kahn alleging violations of certain of the antifraud provisions of federal securities laws. On November 10, 2025, news reports and a court filing by the U.S. Attorney’s Office for the District of New Jersey indicated that the U.S. Attorney’s Office has charged Kahn with securities fraud in connection with his activities as a Prophecy sub-adviser. The charging document is not yet public, but an initial appearance, bond hearing, and plea agreement hearing was held on December 10, 2025 before the New Jersey District Court at which Mr. Kahn plead guilty to one count of conspiracy to commit securities fraud.
W.S. Badcock Corporation and Freedom VCM Receivables, Inc. Loans Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Badcock Receivables I”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), which at the time was an indirect wholly owned subsidiary of FRG, which became a subsidiary of Freedom VCM as a result of the transaction on August 21, 2023. The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables which are small consumer loans issued by WSBC to consumers for the purchase of merchandise sold at WSBC’s stores. On September 23, 2022, the Company’s then majority-owned subsidiary, B Riley Receivables II, LLC (“BRRII”), a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“Badcock Receivables II”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan. During the three months ended March 31, 2023, BRRII entered into Amendment No. 2 and No. 3 to Badcock Receivables II with WSBC for a total of $145,278 in additional consumer credit receivables. The accounting for these transactions resulted in the Company recording a loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. The collateral for these loans receivable are the individual consumer credit receivables that were originally issued to WSBC consumers for merchandise sold in WSBC stores and the total amount of collections on these loans receivable is dependent upon their credit performance. These loans receivable are measured at fair value.
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
On February 7, 2025, the Company sold the two loans and recorded net realized losses of $38,100 which is included in the “Fair value adjustments on loans” line item in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2025. As such, the Company no longer owned the two loans as of June 30, 2025. The fair value and remaining principal balances of the two loans in aggregate were $6,082 and $45,826, respectively, as of December 31, 2024. The principal balances of the two loans exceeded their fair value by $39,744 in aggregate as of December 31, 2024.

Conn’s, Inc. Loan Receivable
On December 18, 2023, WSBC was sold by Freedom VCM to Conn’s, Inc. (“Conn’s”) whereby the Company loaned Conn’s $108,000 pursuant to the “Conn’s Term Loan” which bears interest at an aggregate rate per annum equal to the Term Secured Overnight Financing Rate (“SOFR”) Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on February 20, 2027. Future collection of the Conn’s loan receivable is expected to be paid from the sale of assets and servicing of a pool of consumer receivables that serve as collateral for the loan where the Company has a second lien on these assets.
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
The fair value of the Conn’s Term Loan was $11,000 and $19,065 as of June 30, 2025 and December 31, 2024, respectively. The remaining principal balance was $89,000 and $93,000 with unamortized discounts of $2,705 as of June 30, 2025 and December 31, 2024, respectively. The principal balances, net of discounts, exceeded the fair value of the loans receivable by $75,295 and $71,230 as of June 30, 2025 and December 31, 2024, respectively.
Torticity, LLC Loan Receivable
On November 2, 2023, B. Riley Principal Investments, LLC (“BRPI”), a wholly owned subsidiary of the Company, along with other lenders entered into a loan receivable with Torticity, LLC for an aggregate principal amount of $25,000, of which $15,000 was BRPI’s total principal commitment. On November 20, 2023, BRPI transferred the promissory note to B. Riley Commercial Capital, LLC (“BRCC”), another wholly owned subsidiary of the Company. The loan receivable bears interest at 15.00% per annum paid quarterly at 7.50% per annum in cash and 7.50% per annum payment-in-kind to be capitalized and added to the outstanding principal balance. The principal balance of the loan receivable was $16,333 as of June 30, 2025 and December 31, 2024, with a maturity date of November 2, 2026. The fair value of the entire loan receivable was zero at December 31, 2024. Subsequent to December 31, 2024, there were amendments to the loan; however, the entire loan remained impaired with no fair value at June 30, 2025, and there has been no interest income on the loan receivable during 2025.

Great American Holdings, LLC Loan Receivable
On November 15, 2024, BRCC entered into a senior secured revolving credit and guaranty agreement with Great American Holdings, LLC (“GA Holdings”). On February 26, 2025, the senior secured revolving credit and guaranty agreement was transferred to BRF Finance Co., LLC (“BRF”), a wholly owned subsidiary of the Company. BRF’s initial revolving commitment was $25,000 with a maturity date of November 15, 2025. As subsequently amended, the revolving commitment was revised to $40,000 for the period March 10, 2025 to June 30, 2025 and reduced back to $25,000 from July 1, 2025 until the maturity date. The senior secured revolving credit bears interest at the Term SOFR rate, as defined in the agreement, plus an applicable rate of 4.75% per annum.
The carrying value and outstanding principal balances of the GA Holdings loan receivable was $4,700 and $1,698 as of June 30, 2025 and December 31, 2024, respectively. On October 16, 2025, all outstanding amounts due and owing under this facility were repaid in full to BRF and the facility was terminated.

GA Joann Retail Partnership, LLC Loan Receivable
On February 27, 2025, BRF, along with other lenders, entered into a credit agreement with GA Joann Retail Partnership, LLC (“Joann Retail”) for an aggregate commitment of $52,000, of which BRF is committed to $24,653. The credit agreement bears interest at 10.00% to be paid monthly as payment-in-kind and capitalized into the outstanding principal balance and has a maturity date of November 26, 2025. This loan receivable was paid in full on April 7, 2025.
(k) Securities and Other Investments Owned and Securities Sold Not Yet Purchased
The Company’s securities and other investments owned and securities sold not yet purchased consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Securities and other investments owned:
Securities and other investments owned at fair value:
Equity securities	$116,655	$165,408
Corporate bonds	33,252	29,027
Other fixed income securities	159	4,923
Partnership interests and other	22,069	15,867
Total securities and other investments owned at fair value:	172,135	215,225

Equity securities valued under the measurement alternative	70,217	67,100
Total securities and other investments owned	$242,352	$282,325

Securities sold not yet purchased:
Equity securities	$10,411	$—
Corporate bonds	420	1,891
Other fixed income securities	1,516	3,784
Total securities sold not yet purchased	$12,347	$5,675
Securities and other investments owned consist of equity securities including, common and preferred stocks, warrants, and options; corporate bonds; other fixed income securities including, government and agency bonds, and investments in partnerships that are accounted for at fair value in accordance with ASC 820, Fair Value Measurements (see Note 2(l)). Equity securities also include investments in public and private companies that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. Investments become subject to the equity method of accounting when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the Company possesses more than 20% of the voting interests of the investee. However, the Company may have the ability to exercise significant influence over the investee when the Company owns less than 20% of the voting interests of the investee depending on the facts and circumstances that demonstrate that the ability to exercise influence is present, such as when the Company has representation on the board of directors of such investee. In accordance with ASC 321, Investments - Equity Securities, unrealized gains (losses) on equity securities held at June 30, 2025, includes unrealized gains (losses) of $2,855 and $(153,027) for the three months ended June 30, 2025 and 2024, respectively, and unrealized losses of $(13,127) and $(185,519) for the six months ended June 30, 2025 and 2024, respectively, which is included in the “Realized and unrealized gains (losses) on investments” line item on the accompanying unaudited condensed consolidated statements of operations.
Securities and other investments owned also includes equity investments in nonpublic entities that do not have a readily determinable fair value. For these investments the Company has elected to apply the measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, the Company evaluates whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. The following table presents, as of June 30, 2025 and December 31, 2024, the carrying value of equity securities measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes:

	June 30, 2025	December 31, 2024
Securities and other investments owned, carrying value	$70,217	$67,100
Upward carrying value changes	1,732	1,848
Downward carrying value changes/impairment	(592)	(2)
The following table presents information on equity securities valued under the measurement alternative on a nonrecurring basis by level within the fair value hierarchy which were measured due to an observable price change or impairment during the periods below.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2025
Equity securities valued under the measurement alternative	$24,462	$—	$23,204	$1,258
As of December 31, 2024
Equity securities valued under the measurement alternative	$7,294	$—	$7,294	$—
Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Changes in the value of these securities are reflected currently in the results of operations.
As of June 30, 2025 and December 31, 2024, equity securities includes $17,853 and $29,562 respectively, of investments in public and private companies that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting as follows:
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

On December 18, 2023, a wholly owned subsidiary of Freedom VCM entered into a transaction that resulted in the sale of all of the operations of WS Badcock to Conn’s in exchange for the issuance by Conn’s of 1,000,000 shares of Conn’s preferred stock (the “Preferred Shares”). The Preferred Shares issued by Conn’s to Freedom VCM, subject to the terms set forth in the Certificate of Designation, are nonvoting and are convertible into an aggregate of approximately 24,540,295 shares of non-voting common stock of Conn’s, which represented 49.99% of the issued and outstanding shares of common stock of Conn’s which resulted in consideration received by Freedom VCM of approximately $69,900. As a result of the convertible preferred stock having a conversion feature into 49.99% of the common stock of Conn’s, Freedom VCM is considered to have significant influence over Conn’s in accordance with ASC 323 – Investments – Equity Method and Joint Ventures. On July 23, 2024, Conn’s filed a Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court. The original $69,900 of consideration that Freedom VCM received from the sale of WS Badcock to Conn’s that was held by Freedom VCM was written off by Freedom VCM after Conn’s bankruptcy filing on July 23, 2024 and there is expected to be no recovery of any value by Freedom VCM.
On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the bankruptcy filing, the Company no longer had significant influence over Freedom VCM, and the equity investment was written off with a zero balance as of December 31, 2024. On June 1, 2025, the United States Bankruptcy Court for the District of Delaware entered an Order Confirming the Ninth Amended Joint Chapter 11 Plan of Franchise Group, Inc. and its affiliated debtors pursuant to the FRG Plan. Under the FRG Plan, all equity interests and claims related thereto were cancelled and such equity interest holders, including Freedom VCM as an equity holder of Franchise Group, Inc. will not receive any property or distributions under the FRG Plan. As a result, of the FRG Plan, the Company does not expect to receive any proceeds or distributions from the equity investment in Freedom VCM. The bankruptcy filing resulted in the write-off of the equity investment. The change in fair value of $180,964 and $223,369 for the three and six months ended June 30, 2024, respectively, is included in the “Realized and unrealized gains (losses) on investments” line item in the accompanying unaudited condensed consolidated statements of operations.
The following tables contain summarized financial information with respect to Freedom VCM, included below for purposes of the disclosure a quarter in arrears (consolidated balance sheet amounts as of September 30, 2024 correspond to amounts as of December 31, 2024 of the Company; income statement amounts during the three and six months ended March 31, 2024 correspond to amounts for the three and six months ended June 30, 2024 of the Company), which is the period in which the most recent financial information was available.

September 30, 2024
Current assets	$871,102
Noncurrent assets	$2,889,334
Current liabilities	$569,281
Noncurrent liabilities	$2,680,178
Equity attributable to investee	$510,977

	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
Revenues	$809,717	$1,615,946
Cost of revenues	$511,723	$1,011,402
Loss from continuing operations	$—	$(1,175)
Net loss attributable to investees	$(19,256)	$(118,839)
Babcock and Wilcox Enterprises, Inc. Equity Investment
The Company owns a 27% voting interest in B&W whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of March 31, 2025 and September 30, 2024 correspond to amounts as of June 30, 2025 and December 31, 2024, respectively, of the Company; income statement amounts during the three and six months ended March 31, 2025 and 2024 correspond to amounts during the three and six months ended June 30, 2025 and 2024, respectively, of the Company), which is the period in which the most recent financial information is available:

	March 31, 2025	September 30, 2024
Current assets	$482,878	$530,223
Noncurrent assets	$236,835	$274,410
Current liabilities	$511,214	$297,928
Noncurrent liabilities	$511,015	$709,823
Deficit attributable to investee	$(303,011)	$(203,694)
Noncontrolling interest	$495	$576

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues	$181,194	$207,556	$247,470	$434,723
Cost of revenues	$141,133	$159,075	$183,176	$330,627
Loss from continuing operations	$(7,763)	$(15,799)	$(79,081)	$(70,065)
Net loss	$(21,989)	$(16,791)	$(85,010)	$(79,515)
Net loss attributable to investees	$(22,007)	$(16,833)	$(85,072)	$(83,287)
As of June 30, 2025 and December 31, 2024, the fair value of the investment in B&W totaled $26,406 and $45,012, respectively, and is included in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.
Other Public Company Equity Investments
In March 2024, the Company no longer had board representation in Synchronoss Technologies, Inc. (“Synchronoss”) and as a result, the Company no longer retained significant influence over the equity investment. As of June 30, 2025, the Company had a voting interest of 3% in Synchronoss. The Company has elected to account for this equity investment under the fair value option. The following summarized income statement for Synchronoss is included below for purposes of disclosure a quarter in arrears whereas the three and six months ended March 31, 2024 correspond to amounts during the three and six months ended June 30, 2024 of the Company, which was the period in which the most recent financial information was available:

	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
Revenues	$42,965	$84,367
Cost of revenues	$10,223	$20,515
Net income (loss) attributable to investees	$2,341	$(32,660)
As of June 30, 2025 and December 31, 2024, the fair value of the equity investment in Synchronoss was $1,970 and $7,200, respectively. These amounts are included in “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.
Other Equity Investments
As of June 30, 2025, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor, and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in three private companies as of June 30, 2025 and five as of December 31, 2024 and June 30, 2024.
The following table contains summarized financial information for these companies, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of March 31, 2025 and September 30, 2024 correspond to amounts as of June 30, 2025 and December 31, 2024, respectively, of the Company; income statement amounts during the three and six months ended March 31, 2025 and 2024 correspond to amounts during the three and six months ended

June 30, 2025 and 2024, respectively, of the Company), which is the period in which the most recent financial information is available:

	March 31, 2025	September 30, 2024
Current assets	$20,514	$215,927
Noncurrent assets	$129,902	$572,628
Current liabilities	$18,797	$86,672
Noncurrent liabilities	$70,553	$105,711
Equity attributable to investee	$61,066	$596,172

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Revenues	$18,500	$109,929	$30,223	$255,903
Cost of revenues	$2,003	$79,033	$4,797	$206,381
Net income (loss) attributable to investees	$6,323	$(5,469)	$4,009	$(15,974)
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds, and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC 820, Fair Value Measurements. As of June 30, 2025 and December 31, 2024, partnership and investment fund interests valued at NAV of $22,069 and $15,867, respectively, are included in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.

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
The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2025 Using
	Fair value as of June 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$116,655	$88,929	$—	$27,726
Corporate bonds	33,252	125	33,127	—
Other fixed income securities	159	—	159	—
Total securities and other investments owned	150,066	89,054	33,286	27,726
Loans receivable, at fair value	48,980	—	—	48,980
Other assets	1,029	—	—	1,029
Total assets measured at fair value	$200,075	$89,054	$33,286	$77,735

Liabilities:
Securities sold not yet purchased:
Equity securities	$10,411	$10,411	$—	$—
Corporate bonds	420	—	420	—
Other fixed income securities	1,516	—	1,516	—
Total securities sold not yet purchased	12,347	10,411	1,936	—
Contingent consideration	4,608	—	—	4,608
Liability-classified warrants	4,160	—	—	4,160
Total liabilities measured at fair value	$21,115	$10,411	$1,936	$8,768

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2024 Using
	Fair value at December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$165,408	$124,892	$—	$40,516
Corporate bonds	29,027	25,461	3,566	—
Other fixed income securities	4,923	—	4,923	—
Total securities and other investments owned	199,358	150,353	8,489	40,516
Loans receivable, at fair value	90,103	—	—	90,103
Total assets measured at fair value	$289,461	$150,353	$8,489	$130,619

Liabilities:
Securities sold not yet purchased:
Corporate bonds	$1,891	$—	$1,891	$—
Other fixed income securities	3,784	—	3,784	—
Total securities sold not yet purchased	5,675	—	5,675	—
Contingent consideration	4,538	—	—	4,538
Total liabilities measured at fair value	$10,213	$—	$5,675	$4,538
As of June 30, 2025 and December 31, 2024, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $77,735 and $130,619, respectively, or 5.0% and 7.3%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The fair value for individual Level 3 financial assets and liabilities have various financial inputs which include multiple of sales, the market price of related securities, annualized volatility, discount rates, recovery rates and expected term inputs that may change at each reporting period and result in an increase or decrease in the valuation of Level 3 financial assets and liabilities.
The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of June 30, 2025 and December 31, 2024:

	Fair value at June 30, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$22,897	Market approach	Multiple of EBITDA(2)	4.5x - 5.5x	5.5x
			Multiple of sales	0.8x - 7.3x	2.2x
			Market price of related security	$10.57 - $11.62	$11.04
	4,829	Option pricing model	Annualized volatility	48.0% - 178.0%	62.0%
Loans receivable at fair value	36,512	Discounted cash flow	Discount rate	19.9% - 22.9%	22.7%
	11,000	Liquidation approach	Cash recovery rate	12.4%	12.4%
	1,468	Market approach	Market price of related security	$6.85	$6.85
Other assets	1,029	Market approach	Market price of related security	$1.47	$1.47
		Options pricing model	Annualized volatility	90.4%	90.4%
Total level 3 assets measured at fair value	$77,735

Liabilities:
Contingent consideration	$4,608	Discounted cash flow	Revenue volatility	5.0% - 7.5%	5.0%
Liability-classified warrants	4,160	Monte Carlo simulation and Black-Scholes option pricing model	Annualized volatility	77.5%	77.5%
			Discount for lack of marketability	6.9%	6.9%
Total level 3 liabilities measured at fair value	$8,768
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2) Multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”).

	Fair value at December 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$34,654	Market approach	Multiple of EBITDA	6.3x	6.3x
			Multiple of Sales	2.1x - 8.0x	3.1x
			Market price of related security	$9.97 - $11.10	$10.76
	5,862	Option pricing model	Annualized volatility	47.0% - 171.0%	87.0%
Loans receivable at fair value	86,150	Discounted cash flow	Discount rate	7.3% - 69.1%	19.7%
	3,953	Market approach	Market price of related security	$9.60 - $16.48	$12.90
Total level 3 assets measured at fair value	$130,619

Liabilities:
Contingent consideration	4,538	Discounted cash flow	Discount rate	5.0% - 7.5%	5.1%
Total level 3 liabilities measured at fair value	$4,538
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.
The changes in Level 3 fair value hierarchy during the three months ended June 30, 2025 and 2024 were as follows:

	Level 3 Balance at Beginning of Period	Level 3 Changes During the Period						Level 3 Balance at End of Period	Change in unrealized gains (losses) (2)
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases/ Originations	Sales	Settlements/ Repayments	Transfer in and/or out of Level 3
Three Months Ended June 30, 2025
Equity securities	$27,530	$197	$—	$24,998	$—	$(24,999)	$—	$27,726	$197
Loans receivable at fair value	98,596	799	—	624	(3,575)	(47,464)	—	48,980	799
Other assets	—	1,029	—	—	—	—	—	1,029	1,029
Contingent consideration	4,593	63	—	—	—	(48)	—	4,608	(63)
Liability-classified warrants	5,160	(1,000)	—	—	—	—	—	4,160	1,000
Embedded derivative	14,593	(11,468)	—	—	—	(3,125)	—	—	11,468

Three Months Ended June 30, 2024
Equity securities	$386,244	$(202,573)	$8	$181	$(68,875)	$—	$(3)	$114,982	$(202,679)
Loans receivable at fair value	452,496	(175,582)	1,102	7,129	—	(55,946)	—	229,199	(177,060)
Contingent consideration	24,976	288	—	—	—	(48)	—	25,216	(288)
(1) Fair value adjustments during the three months ended June 30, 2025 includes the following: $197 of realized and unrealized gains (losses) on equity securities is comprised of $(92) included in “Trading gains (losses), net” and $289 included in “Realized and unrealized gains (losses) on investments”, $799 of fair value adjustments on loans included in “Fair value adjustments on loans”, $1,029 of realized and unrealized gains related to other assets which is comprised of $902 recorded to “Trading gains (losses), net” and $127 recorded to “Realized and unrealized gains (losses) on investments”, $(63) of realized and unrealized losses related to contingent consideration included in “Selling, general and administrative expenses”, $1,000 of realized and unrealized gains related to liability-classified warrants included in “Change in fair value of financial instruments and other”, and $11,468 of realized and unrealized losses related to embedded derivatives included in “Change in fair value of financial instruments and other” line items in the unaudited condensed consolidated statements of operations. Fair value adjustments during the three months ended June 30, 2024 includes the following: $(202,573) of realized and unrealized gains (losses) on equity securities is comprised of $(39,114) of realized and unrealized gains (losses) included in fair value adjustments on loans and $(163,458) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $(175,582) of fair value adjustments on loans included in fair value adjustments on loans, and $(288) related to contingent consideration included in “Selling, general and administrative expenses” line item in the unaudited condensed consolidated statements of operations.
(2) For the three months ended June 30, 2025 and 2024, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
The changes in Level 3 fair value hierarchy during the six months ended June 30, 2025 and 2024 were as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period						Level 3 Balance at End of Period	Change in unrealized gains (losses) (2)
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases/ Originations	Sales	Settlements/ Repayments	Transfer in and/or out of Level 3
Six Months Ended June 30, 2025
Equity securities	$40,516	$(3,648)	$—	$25,867	$(10,000)	$(25,009)	$—	$27,726	$(3,648)
Loans receivable at fair value	90,103	(7,296)	—	58,632	(10,415)	(82,044)	—	48,980	(8,834)
Other assets	—	1,029	—	—	—	—	—	1,029	1,029
Contingent consideration	4,538	166	—	—	—	(96)	—	4,608	(166)
Liability-classified warrants	—	(3,700)	—	7,860	—	—	—	4,160	3,700
Embedded derivative	—	(8,119)	—	11,244	—	(3,125)	—	—	8,119

Six Months Ended June 30, 2024
Equity securities	$452,581	$(258,961)	$20	$616	$(78,197)	$—	$(1,077)	$114,982	$(262,154)
Loans receivable at fair value	532,419	(187,783)	4,262	38,105	(22,785)	(135,019)	—	229,199	(196,240)
Contingent consideration	25,194	140	—	—	—	(118)	—	25,216	(140)
(1) Fair value adjustments during the six months ended June 30, 2025 includes the following: $(3,648) of realized and unrealized gains (losses) on equity securities is comprised of $(1,174) included in “Trading gains (losses), net” and $(2,474) of realized and unrealized gains (losses) included in “Realized and unrealized gains (losses) on investments”, $(7,296) of fair value adjustments on loans included in “Fair value adjustments on loans”, $1,029 of realized and unrealized gains related to other assets which is comprised of $902 recorded to “Trading gains (losses), net” and $127 recorded to “Realized and unrealized gains (losses) on investments”, $(166) of realized and unrealized losses related to contingent consideration included in “Selling, general and administrative expenses”, $3,700 of realized and unrealized gains related to liability-classified warrants included in “Change in fair value of financial instruments and other”, and $8,119 of realized and unrealized losses related to embedded derivatives included in “Change in fair value of financial instruments and other” line items in the unaudited condensed consolidated statements of operations. Fair value adjustments during the six months ended June 30, 2024 includes the following: $(258,961) of realized and unrealized gains (losses) on equity securities is comprised of $(49,505) of realized and unrealized gains (losses) included in fair value adjustments on loans and $(209,456) of realized and unrealized gains (losses) included in other income (loss) - realized and unrealized gains (losses) on investments, $(187,783) of fair value adjustments on loans included in fair value adjustments on loans, and $(140) related to contingent consideration included in “Selling, general and administrative expenses” line item in the unaudited condensed consolidated statements of operations.
(2) For the six months ended June 30, 2025 and 2024, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
The carrying amounts reported in the unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of June 30, 2025 and December 31, 2024, the senior notes payable had a carrying amount of $1,323,727 and $1,530,561, respectively, and fair value of $391,198 and $769,476, respectively. The aggregate carrying amount of the Company’s notes payable, revolving credit facility, and term loans of $136,659 and $243,779 as of June 30, 2025 and December 31, 2024, respectively, approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.
(m) Equity Method Investment
As of June 30, 2025 and December 31, 2024, equity investments that are accounted for under the equity method of accounting had an aggregate carrying value of $86,042 and $85,487, respectively, which is included in “Prepaid expenses and other assets” in the accompanying unaudited condensed consolidated balance sheets (refer to Note 8 - Prepaid

Expenses and Other Assets). The Company’s share of earnings or losses from equity method investees included in the “Income from equity investments” line item was $25,603 and $10 during the three months ended June 30, 2025 and 2024, respectively, and $25,051 and $6 during the six months ended June 30, 2025 and 2024, respectively, in the accompanying unaudited condensed consolidated statements of operations.
GA Holdings
On November 15, 2024, the Company completed the sale of a majority interest in GA Holdings to Oaktree (the “Great American Transaction”). Upon completion of the sale, the Company retained a minority ownership interest of approximately 44.2% of the Class A common units of GA Holdings. GA Holdings operations include appraisal and valuation services, real estate, and retail, wholesale & industrial auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. GA Holdings has three classes of equity interests which include common interests, Class A preferred interests and Class B preferred interests. The Company accounts for its investment in GA Holdings under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures, with a three-month lag.
Under the equity method of accounting, the Company records its proportionate share of earnings or losses; however, given the capital structure of GA Holdings the Company applies the Hypothetical Liquidation at Book Value (“HLBV”) method on a three-month lag to determine the allocation of profits and losses since the liquidation rights and priorities, as defined by the limited liability agreement of GA Holdings, differ from the Company’s underlying ownership interest. The HLBV method calculates the proceeds that would be attributable to each partner based on the liquidation provisions of the limited liability agreement as if GA Holdings was to be liquidated at book value as of the balance sheet date. Each partner’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions.
As of June 30, 2025 and December 31, 2024, our investment in GA Holdings was $78,823 and $82,462, respectively, and is included in the “Prepaid expenses and other assets” line item in the unaudited condensed consolidated balance sheets. Based on the terms of the limited liability agreement, we recorded equity in net losses attributable to GA Holdings using the HLBV method of $3,190 and $3,639 for the three and six months ended June 30, 2025, respectively, which is included in the “Income from equity investments” line item in the accompanying unaudited condensed consolidated statements of operations.
The following tables contain summarized financial information with respect to GA Holdings, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of March 31, 2025 correspond to amounts as of June 30, 2025 and income statement amounts during the three months ended March 31, 2025 and period from November 15, 2024 to March 31, 2025 correspond to three months and six months ended June 30, 2025, respectively):

March 31, 2025
Current assets	$46,852
Noncurrent assets	$286,144
Current liabilities	$41,026
Mezzanine equity - preferred units	$279,097
Equity attributable to investee	$12,873

	Three Months Ended March 31, 2025	November 15, 2024 to
		March 31, 2025

Revenue	$37,062	$58,736
Cost of revenue and expenses	$33,044	$51,228
Net income attributable to investee	$4,018	$7,508
Joann Retail

On February 27, 2025, the Company contributed capital and certain financial support in the form of cash and subordinated debt in exchange for minority ownership interest of approximately 47.4% in Joann Retail. Joann Retail’s operations include the acquisition and liquidation of Joann Inc’s (and its subsidiaries) retail assets. Joann Retail has two classes of equity interest which include voting Class A and nonvoting Class B interests.

The Company accounts for its investment in Joann Retail under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under which the Company accounts for its investment on a three-month lag to determine the allocation of profits and losses. For the three months ended June 30, 2025, the Company recorded equity method losses in the amount of $1,714 in its unaudited condensed consolidated statements of operations, which corresponds to the equity method investment’s operating results for the three months ended March 31, 2025.

As of June 30, 2025, the Company’s investment in Joann Retail was zero as the Company had fully recovered its initial investment of $6,163 in Joann Retail. The Company’s investment in Joann Retail is adjusted for the Company’s proportionate share of equity method losses and cash distributions received during the three months ended June 30, 2025. The Company received $30,420 in excess of the Company’s investment balance and the distributions received in excess of the investment balance are recognized as other income and included in the “Income from equity investments” line item in the unaudited condensed consolidated statements of operations.

The following tables contain summarized financial information with respect to Joann Retail included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of March 31, 2025 correspond to amounts as of June 30, 2025 and income statement amounts for the period from February 27, 2025 (inception) to March 31, 2025 correspond to the three months and six months ended June 30, 2025):

March 31, 2025

Current assets	$66,054
Noncurrent assets	$20,925
Current liabilities	$77,594
Equity attributable to investee	$9,385

February 27, 2025 to March 31, 2025

Expenses	$3,615
Net loss attributable to investee	$(3,615)

SW-B. Riley Retail Opportunity Fund (“SW-B. Retail”)
The Company accounts for its investments in SW-B. Retail under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under which the Company accounts for its share of SW-B. Retail’s earnings or losses on the basis of the percentage of the equity interest the Company owns. At December 31, 2024, the Company’s ownership percentage was approximately 10.7% and increased to 22.6% with the consolidation of BRC Partners Opportunity Trust (the “BRC Trust”) as discussed below in Note 2(n) - Noncontrolling Interests. The carrying value of the Company’s equity method investments in SW-B. Retail included in the “Prepaid expenses and other assets” line item in the unaudited condensed consolidated balance sheets was $7,219 and $3,025 as of June 30, 2025 and December 31, 2024, respectively.
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

B. Riley Securities Holdings, Inc. (“BRSH”)

On March 10, 2025, a merger subsidiary of the Company’s wholly-owned subsidiary B. Riley Securities Holdings, Inc. (“BRSH”), which is primarily comprised of the broker dealer operations within the Capital Markets segment, merged with a shell corporation and issued 0.6% of the equity in BRSH to certain investors in the shell corporation. Upon completion of the transaction, the investors in the shell corporation became minority stockholders of BRSH. The Company also issued restricted stock awards as more fully described in Note 18(c) - BRSH Stock Incentive Plan and assuming the full issuance of the restricted stock awards are vested, the Company continues to own 89.4% majority-interest in BRSH.
The shell corporation that merged with BRSH on March 10, 2025 did not meet the definition of a business, since it did not have any assets, liabilities, or operations. The consideration paid in connection with the merger consisted of $1,575 of common stock of BRSH, which represented the fair value of the 0.6% of outstanding common stock of BRSH. The Company recognized a loss of $1,575, which represented the fair value of the noncontrolling interest in BRSH that was issued to the investors in the shell corporation on March 10, 2025.

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
BRC Partners Opportunity Trust (the “BRC Trust”)
BRC Trust was formed on January 6, 2025, and is a variable interest entity as more fully described in Note 2(o) - Variable Interest Entities. The noncontrolling interest of BRC Trust that is not owned by the Company includes 86.6% of the equity interests in the BRC Trust. Of the 86.6% equity interests not owned by the Company, 58.2% is owned by related parties as more fully described in Note 21 - Related Party Transactions.
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
On August 21, 2023, in connection with the FRG take-private transaction, one of the Company’s subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Borrower”) entered into an amended and restated a promissory note as discussed further in above Note 2(j) - Loans Receivable and Note 2(k) - Securities and Other Investments Owned and Securities Sold Not Yet Purchased. The Company was not involved in the design of the Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Borrower that significantly impact the economics of the Borrower. Since the Company does not have the power to direct the activities of the Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Borrower. The promissory note is included in the “Loans receivable, at fair value” line item in the Company’s unaudited condensed consolidated financial statements and is a variable interest in accordance with the accounting guidance. As of June 30, 2025 and December 31, 2024, the maximum amount of loss exposure to the VIE on a fair value basis was $1,468 and $2,057, respectively.
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
Placement agent fees attributable to such arrangements were zero and $494 during the three months ended June 30, 2025 and 2024, respectively, and zero and $866 during the six months ended June 30, 2025 and 2024, respectively, and were included in the “Services and fees” line item in the unaudited condensed consolidated statements of operations.
The carrying amounts included in the Company’s unaudited condensed consolidated balance sheets related to variable interests in VIEs that were not consolidated is shown below.

	June 30, 2025	December 31, 2024
Loans receivable, at fair value	$20,603	$28,193
Other assets	3,741	3,359
Maximum exposure to loss	$24,344	$31,552
Bicoastal Alliance, LLC (“Bicoastal”)
On May 3, 2024, as part of the acquisition of Nogin, the Company acquired a 50% equity interest in Bicoastal through a wholly owned subsidiary of Nogin. Bicoastal is a holding company designed to manage the investments, including strategy and operations, for two brand apparel operating companies. The Company determined Bicoastal is a variable interest entity as it does not have sufficient resources to carry out its management activities without additional financial support. The Company determined that it has the power to direct the activities that most significantly impact Bicoastal’s economic performance, has more equity capital at risk, and is expected to continue to fund operations. Therefore, the Company determined that it is the primary beneficiary of Bicoastal and has reported its investment in the assets and liabilities in the accompanying unaudited condensed consolidated balance sheets and consolidated its operating results in the Company’s unaudited condensed consolidated statements of operations.

On August 14, 2024, Bicoastal entered into an agreement to acquire the remaining 50% equity interest upon paydown of a $700 note payable to the noncontrolling interest noteholder with a final repayment date and equity ownership interest transfer date of June 30, 2025.
On March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors (“ABC”), (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provides the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company will no longer control or own the assets of Nogin, and the results of operations were deconsolidated on March 31, 2025 and are no longer reported in the Company’s financial statements after March 31, 2025. Management does not expect any recovery of the Company’s investment in Nogin. Subsequent to March 31, 2025, certain of Nogin’s creditors filed an involuntary petition for relief under chapter 7 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New York and an order for relief was entered to move the ABC to a liquidation. A gain of $28,411 was recognized during the six months ended June 30, 2025 from deconsolidation of Nogin, which is included in “Gain on sale and deconsolidation of businesses” line item on the accompanying unaudited condensed consolidated statements of operations.
BRC Trust
BRC Trust was formed on January 6, 2025, for the purpose of transferring the assets and liabilities of BRC Partners Opportunity Fund, L.P., a Delaware limited partnership (“BRCPOF”), and liquidating the transferred net assets. BRCPOF transferred its assets and liabilities upon formation of the BRC Trust. The Company determined that the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights and substantially all of the activities are conducted on behalf of the Company and its related parties which own 13.4% and 58.2% (see Note 21 - Related Party Transactions), respectively, of the equity interest in the BRC Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidates the BRC Trust upon formation on January 6, 2025. Additionally, the BRC Trust does not meet the definition of a business and the initial consolidation of the BRC Trust did not result in a gain or loss upon initial consolidation.
The carrying amounts and classification of the assets, liabilities and noncontrolling interest of the BRC Trust as of June 30, 2025 and formation on January 6, 2025, are as follows:

	June 30, 2025	January 6, 2025
Assets
Cash and cash equivalents	$365	$359
Securities and other investments owned, at fair value	503	577
Loans receivable, at fair value	—	10,276
Prepaid expenses and other assets	3,800	3,497
Total assets	$4,668	$14,709

Liabilities
Accrued expenses and other liabilities	253	290
Total liabilities	$253	$290

Noncontrolling interest	$3,826	$12,494

(p) Derivatives
Certain contracts may contain explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract. When these embedded features in a contract act in a manner similar to a derivative financial instrument and are not clearly and closely related to the economic characteristics of the host contract, the Company bifurcates the embedded feature and accounts for it as an embedded derivative asset or liability in accordance with guidance under ASC 815-15, Derivatives and Hedging – Embedded Derivatives. Embedded derivatives are measured at fair value with changes in fair value reported in the “Other income (expense)” section in our unaudited condensed consolidated statements of operations. Refer to Note 11 - Term Loans and Revolving Credit Facility.

(q) Warrant Liabilities

The Company accounts for its warrant liabilities in accordance with guidance under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, under which warrants that do not meet the criteria for equity classification must be recorded as liabilities. Warrant liabilities are included in the “Accrued expenses and other liabilities” line item in the unaudited condensed consolidated balance sheets. Changes in fair value of the warrant liabilities are reported in the “Other income (expense)” section in our unaudited condensed consolidated statements of operations. Refer to Note 11 - Term Loans and Revolving Credit Facility and Note 19(b) - Common Stock Warrants.
(r) Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations and held for sale; see Note 4 - Discontinued Operations and Assets Held for Sale. These reclassifications had no effect on previously reported net income (loss), total assets, total liabilities, or stockholder’s equity (deficit).
(s) Recent Accounting Standards
Not yet adopted

In September 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other Internal Use Software. This ASU was issued to modernize the accounting for software costs by removing references to prescriptive and sequential software development stages and providing an updated framework for capitalizing internal software costs. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This ASU requires additional expense disclosures by public entities in the notes to the financial statements. The ASU outlines the specific costs that are required to be disclosed which include such costs as: purchases of inventory, employee compensation, depreciation, intangible asset amortization, selling costs, and depreciation, depletion, and amortization related to oil and gas production. It also requires qualitative descriptions of the amounts remaining in the relevant expense income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity’s definition of selling expenses. The disclosures are required for each interim and annual reporting period. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Claiming the Effective Date, which clarified the effective date for entities that do not have an annual reporting period that ends on December 31st. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.
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

NOTE 3 — ACQUISITIONS
On May 3, 2024, one of the Company’s wholly owned subsidiaries completed the acquisition of Nogin for a total purchase consideration of approximately $56,370, which consisted of $37,700 in DIP financing and an additional $18,670 in cash consideration. To fund the $18,670 in cash consideration, contemporaneous with the closing, the acquired company issued $15,000 of convertible debt. In accordance with ASC 805, Business Combinations the Company used the acquisition method of accounting for this acquisition. Goodwill of $56,028 and other intangible assets of $17,350 were recorded as a result of the acquisition. The acquisition complements the Company’s principal investments strategy and offers potential growth to the Company’s portfolio of principal investments and is recorded in the E-Commerce segment.
The assets and liabilities of Nogin, both tangible and intangible, were recorded at their estimated fair values as of the May 3, 2024 acquisition date. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Nogin, were charged against earnings in the amount of $2,425 and included in the “Selling, general and administrative expenses” line item in the unaudited condensed consolidated statements of operations for the year ended December 31, 2024. Nogin goodwill recognized subsequent to the acquisition will be non-deductible for tax purposes.
The fair value of acquisition consideration and purchase price allocation were as follows:

Consideration paid:
Cash	$18,670
Credit bid - Settlement of DIP Facility	37,700
Total Consideration	$56,370

Assets acquired and liabilities assumed:
Cash and cash equivalents	$604
Accounts receivable	421
Prepaid and other assets	6,826
Operating lease right-of-use assets	740
Property and equipment	400
Other intangible assets	17,350
Deferred income taxes	227
Accounts payable	(9,731)
Accrued expenses and other liabilities	(10,309)
Deferred revenue	(95)
Operating lease liabilities	(740)
Note payable	(700)
Net assets acquired and liabilities assumed	4,993
Goodwill	56,028
Noncontrolling interest	(4,651)
Total	$56,370
During the year ended December 31, 2024, goodwill for Nogin increased by $1,636 related to certain purchase price accounting adjustments.
The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Category	Useful life	Fair Value
Customer relationships	9 Years	$10,300
Internally developed software and other intangibles	8 Years	3,950
Trademarks	10 Years	3,100
Total		$17,350
The Company had entered into a Chapter 11 Restructuring Support Agreement (“RSA”) with Nogin prior to the acquisition date. As part of Nogin’s Chapter 11 restructuring activities, it ceased the sale of brand apparel merchandise and elimination of warehousing and other costs associated with the inventory, among other things. The Company has determined that the preparation of pro forma financial information would be impracticable due to the significant estimates of amounts needed to reflect Nogin’s historical financial information with its operations emerging from bankruptcy.
On March 31, 2025, the Company signed a Deed of ABC, (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provides the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company will no longer control or own the assets of Nogin, and the results of operations were deconsolidated on March 31, 2025 and are no longer reported in the Company’s financial statements after March 31, 2025. Management does not expect any recovery of the Company’s investment in Nogin. Subsequent to March 31, 2025, certain of Nogin’s creditors filed an involuntary petition for relief under chapter 7 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New York and an order for relief was entered to move the ABC to a chapter 7 liquidation.

Valuation Assumptions for Purchase Price Allocation

Our valuation assumptions used to value the acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets, inventories, property and equipment, and deferred income taxes. In determining the fair value of intangible assets acquired, the Company must make assumptions about the future performance of the acquired businesses, including among other things, the forecasted revenue growth attributable to the asset groups and projected operating expenses and other benefits expected to be achieved by combining the businesses acquired with the Company. The intangible assets acquired are primarily comprised of customer relationships, trademarks, and developed technology. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocations. The estimated fair value of the customer relationships is determined using the multi-period excess earnings method and the estimated fair value of trademarks and developed technology are determined using the relief from royalty method. Both methods require forward looking estimates that are discounted to determine the fair value of the intangible assets using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions.
NOTE 4 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held For Sale

Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26,037, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 23.6%, of total assets under management (“AUM”) as of the close of the transaction. A gain of $5,372 was recognized on April 4, 2025 in connection with the completion of the sale and is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025

Atlantic Coast Recycling

On March 3, 2025, the Company, BRFH, B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included the Atlantic Companies, entered into the MIPA, whereby the Interests owned by BRFH and the minority holders were sold to a third party in accordance with the terms of the MIPA on March 3, 2025. The Interests were sold to the third party on March 3, 2025 for a purchase price of $102,478, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68,638 to the Company after adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68,638 of cash proceeds received by the Company, approximately $22,610 was used to pay interest, fees, and principal on the Credit Facility entered into with Oaktree on February 26, 2025 as further discussed in Note 11 - Term Loans and Revolving Credit Facility. A gain of $52,430 was recognized during the six months ended June 30, 2025 from this sale, which is included in “Gain on sale and deconsolidation of businesses” line item on the accompanying unaudited condensed consolidated statements of operations.

The Company determined that the assets and liabilities associated with the Wealth Management Transaction and Atlantic Coast Recycling transactions met the criteria under ASC 360, Impairment and Disposal of Long-Lived Assets to be classified as held for sale as of December 31, 2024. The assets and liabilities for both transactions were properly presented in the unaudited condensed consolidated balance sheets. Operating results from the disposal groups comprising the Wealth Management business and Atlantic Coast Recycling contributed to the operating incomes of the Wealth Management and All Other segment categories, respectively, for the six months ended June 30, 2025.

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
Brands Transaction
On October 25, 2024, the Company completed a transaction whereby the Company contributed and transferred its controlling equity interest in the assets and intellectual properties related to the licenses of Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore (“Six Brands”), which were previously consolidated in the Company’s financial statements, and the noncontrolling equity interests the Company owned in the assets and intellectual properties of Hurley, Justice, and Scotch & Soda (collectively with Six Brands, the “Brands Interests”), which the Company had elected to account for the equity investments under the fair value option, into a securitization financing vehicle in exchange for $189,300 in net proceeds. The Company accounted for this transfer of financial assets as a sale. During the year ended December 31, 2024, upon deconsolidation of the Six Brands, the Company recognized a loss on disposal of discontinued operations of $(40,782) and the Company recognized a write-down in the fair value of the equity investments in Hurley, Justice, and Scotch & Soda of $(87,810) that was reported in realized and unrealized (losses) gains on investments in discontinued operations. In addition, the Company’s ownership interest in the Brand Interests will be reported as a non-controlling equity investment that is estimated to have a nominal value as a result of the liquidation preferences and notes that were issued as part of the secured financing.
Additionally, in connection with the Brands Interests contribution and transfer noted above, the Company entered into a membership interest purchase agreement dated October 25, 2024, whereby the Company’s subsidiary bebe sold its limited liability company equity interests in BB Brand Holdings and BKST Brand Management (the “bebe Brands”), which the Company had elected to account for the equity investments in the bebe Brands under the fair value option for $46,624 in net cash proceeds. During the year ended December 31, 2024, the Company recognized a write-down in fair value of equity investment in the bebe Brands of $21,386 that was reported in realized and unrealized (losses) gains on investments in discontinued operations. Upon closing of the bebe Brands sale, proceeds of $22,188 was used to pay off the then outstanding balance of the bebe Credit Agreement in full (see Note 11 - Term Loans and Revolving Credit Facility) and $224 of loan-related pay off expenses. Collectively, the bebe Brands sale and the contribution and transfer of Brands Interest comprise the Brands Transaction.
The Brands Interests and bebe Brands were historically reported within All Other category - generating operating revenues from the Company’s majority owned subsidiary that licenses the trademarks and intellectual properties from Six Brands. The bebe Brands equity investments also generated other income from dividends the Company received from the equity ownership of investments that range from 10% to 50% in companies that license the trademark and intellectual property of bebe and Brookstone brands (equity ownership of bebe stores, inc., our majority owned subsidiary).
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
Great American Group
On October 13, 2024, the Company entered into an equity purchase agreement, (the “Equity Purchase Agreement”), to sell a 52.6% ownership stake in the Appraisal and Valuation Services, Real Estate, and Retail, Wholesale & Industrial Solutions businesses (collectively, the “Great American Group”) to Oaktree. Subject to the terms and conditions set forth in, the Equity Purchase Agreement, the Company conducted an internal reorganization and contributed all of the interests in the “Great American Group”, to Great American Holdings, LLC, a newly formed holding company (“Great American NewCo”). At the closing on November 15, 2024, (i) Oaktree received (a) all of the outstanding class A preferred limited liability units of Great American NewCo (which will have a 7.5% cash coupon and a 7.5% payment-in-kind coupon) (the “Class A Preferred Units”) and (b) common limited liability units of Great American NewCo (the “Common Units”) representing 52.6% of the issued and outstanding common limited liability units in Great American NewCo for a purchase price of approximately $203,000 (with an initial liquidation preference of approximately $203,000). The Company retains (a) 93.2% of the issued and outstanding class B preferred limited liability company units of Great American NewCo (which will have a 2.3% payment-in-kind coupon and an initial aggregate liquidation preference of approximately $183,000) (the “Class B Preferred Units”) and (b) 44.2% of the issued and outstanding Common Units. The remaining 6.8% of issued and outstanding Class B Preferred Units and 3.2% of issued and outstanding Common Units will be held by certain minority investors. The Company accounts for its non-controlling equity interest in Great American NewCo using the equity method of accounting (refer to Note 2(m) - Equity Method Investment) with its carrying value included in the “Prepaid expenses and other assets” line item in the consolidated balance sheets (refer to Note 8 - Prepaid Expenses and Other Assets).
The Great American Group, which was historically reported within the Auction and Liquidation segment—providing auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property, and real property—and within the Financial Consulting segment—offering bankruptcy, financial advisory, forensic accounting, real estate consulting, and valuation and appraisal services—were divested. The Company recorded a net gain of $258,286 to the “Income from discontinued operations, net of taxes” line item in the consolidated statements of operations during the fourth quarter of fiscal year 2024. The net after-tax proceeds from this transaction were used to repay certain debt obligations and focus on the core operating subsidiaries.
The Company analyzed the quantitative and qualitative factors relevant to the sale of the Great American Group, including the significance of the operating income generated from the appraisal, real estate consulting and auction and liquidation operations to the overall net income (loss), net (loss) income per share, and net assets, and determined that those conditions for discontinued operations presentation had been met. As such, results of operations and cash flows of that business are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024.
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
The major classes of assets and liabilities included in discontinued operations were as follows:

	GlassRatner & Farber
	June 30, 2025	December 31, 2024

Assets:
Cash and cash equivalents	$—	$8,025
Accounts receivable, net	—	19,704
Prepaid expenses and other assets	2,221	9,222
Operating lease right-of-use assets	—	2,258
Property and equipment, net	—	275
Goodwill	—	30,450
Other intangible assets, net	—	439
Total assets	$2,221	$70,373

Liabilities:
Accounts payable	$—	$1,326
Accrued expenses and other liabilities	830	14,359
Deferred revenue	—	5
Contingent consideration	—	3,092
Operating lease liabilities	—	2,539
Total liabilities	$830	$21,321
Revenues and income (loss) from discontinued operations for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
	GlassRatner & Farber	GlassRatner & Farber
Revenues:
Services and fees	$19,465	$40,575
Operating expenses:
Selling, general and administrative expenses	16,592	34,205
Operating income	2,873	6,370
Other income (expense):
Interest income	4	7
Gain on disposal of discontinued operations	66,795	66,795
Income from discontinued operations before income taxes	69,672	73,172
Provision for income taxes	(360)	(465)
Income from discontinued operations, net of income taxes	$69,312	$72,707

	Three Months Ended June 30, 2024
	Brands Transaction	Great American Group	GlassRatner & Farber	Total
Revenues:
Services and fees	$4,962	$17,351	$22,803	$45,116
Sale of goods		8,364		8,364
Total revenues	4,962	25,715	22,803	53,480
Operating expenses:
Direct cost of services	—	2,872	—	2,872
Cost of goods sold	—	6,960	—	6,960
Selling, general and administrative expenses	1,028	12,437	17,979	31,444
Total operating expenses	1,028	22,269	17,979	41,276
Operating income	3,934	3,446	4,824	12,204
Other income (expense):
Interest income	—	1	6	7
Dividend income	8,749	—	—	8,749
Realized and unrealized losses on investments	(449)	—	—	(449)
Loss on extinguishment of debt	—	—	(163)	(163)
Interest expense	(699)	(8,454)	—	(9,153)
Income (loss) from discontinued operations before income taxes	11,535	(5,007)	4,667	11,195
Benefit from (provision for) income taxes	4,012	(1,143)	1,306	4,175
Income (loss) from discontinued operations, net of income taxes	$15,547	$(6,150)	$5,973	$15,370

	Six Months Ended June 30, 2024
	Brands Transaction	Great American Group	GlassRatner & Farber	Total
Revenues:
Services and fees	$9,539	$33,357	$45,442	$88,338
Sale of goods	—	10,584	—	10,584
Total revenues	9,539	43,941	45,442	98,922
Operating expenses:
Direct cost of services	—	4,328	—	4,328
Cost of goods sold	—	7,748	—	7,748
Selling, general and administrative expenses	1,882	24,232	35,938	62,052
Total operating expenses	1,882	36,308	35,938	74,128
Operating income	7,657	7,633	9,504	24,794
Other income (expense):
Interest income	—	2	11	13
Dividend income	17,560	—	—	17,560
Realized and unrealized gains on investments	4,930	—	—	4,930
Loss on extinguishment of debt	—	—	(163)	(163)
Interest expense	(1,412)	(16,940)	—	(18,352)
Income (loss) from discontinued operations before income taxes	28,735	(9,305)	9,352	28,782
Provision for income taxes	(65)	—	—	(65)
Income (loss) from discontinued operations, net of income taxes	$28,670	$(9,305)	$9,352	$28,717

Interest expense for discontinued operations is based upon the amount of debt that was required to be repaid as a result of the Brands Transaction, Great American Group transaction, and GlassRatner and Farber transaction described above and amount to $699, $8,454, and zero for the three months ended June 30, 2024, respectively, and $1,412, $16,940, and zero for the six months ended June 30, 2024, respectively.
Cash flows from discontinued operations were as follows:

	Six Months Ended June 30,
	2025	2024
Net cash from discontinued operations provided by (used in):
Operating activities	$22,022	$26,681
Investing activities	114,032	(1,076)
Financing activities	(144,581)	(26,240)
Effect of foreign currency on cash	502	(3,143)
Net decrease in cash and cash equivalents	$(8,025)	$(3,778)
Supplemental disclosures from cash flows were as follows:

	Six Months Ended June 30,
	2025	2024
Interest paid - Continuing Operations	$55,011	$135,826
Interest paid - Discontinued Operations	—	16,904
Interest paid - Total	$55,011	$152,730
Taxes paid - Continuing Operations	$2,139	$3,754
Taxes paid - Discontinued Operations	—	53
Taxes paid - Total	$2,139	$3,807
NOTE 5 — RESTRUCTURING CHARGE
During the three and six months ended June 30, 2025, the Company recognized restructuring charges of $321 (which was included in the “Restructuring charge” line item in the unaudited condensed consolidated statement of operations) related to Corporate and the Consumer Products segment, which consisted of reductions in workforce. During the three and six months ended June 30, 2025, of the $321 total restructuring charges, $285 was related to Corporate and $36 was related to the Consumer Products segment.

During the three and six months ended June 30, 2024, the Company recognized restructuring charges of $20 and $809 (which was included in the “Restructuring charge” line item in the unaudited condensed consolidated statement of operations), respectively, primarily related to reorganization and consolidation activities in the Communications segment and Consumer Products segment, which consisted of reductions in workforce. During the three months ended June 30, 2024, the $20 of total restructuring charges was related to the Consumer Products segment. During the six months ended June 30, 2024, of the $809 total restructuring charges, $546 was related to the Consumer Products segment and $263 was related to the Communications segment.

The following tables summarize the changes in accrued restructuring charge during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$840	$1,467	$1,316	$2,542
Restructuring charge	321	20	321	809
Cash paid	(305)	(482)	(726)	(2,317)
Non-cash items	(57)	42	(112)	13
Balance, end of period	$799	$1,047	$799	$1,047
NOTE 6 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2025 and December 31, 2024:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of June 30, 2025
Securities borrowed	$72,320	$—	$72,320	$72,320	$—
Securities loaned	$54,588	$—	$54,588	$54,588	$—
As of December 31, 2024
Securities borrowed	$43,022	$—	$43,022	$43,022	$—
Securities loaned	$27,942	$—	$27,942	$27,942	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Remaining contractual maturity		Remaining contractual maturity
	Overnight and continuous	Total	Overnight and continuous	Total
Securities lending transactions
Corporate securities - fixed income	$282	$282	$310	$310
Equity securities	72,038	72,038	42,712	42,712
Total borrowings	$72,320	$72,320	$43,022	$43,022

The Company’s securities lending transactions require us to pledge collateral based on the terms of each contract which is generally denominated in U.S. dollars and marked to market on a daily basis. If the fair value of the collateral pledged for these transactions declines, the Company could be required to provide additional collateral to the counterparty, therefore decreasing the amount of assets available for other liquidity needs that may arise. The Company’s liquidity risk is mitigated by maintaining offsetting securities borrowed transactions in which the Company receives cash from the counterparty which, in general, is equal to or greater than the cash the Company posts on securities lending transactions.

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $1,968 and $23,313 during the three months ended June 30, 2025 and 2024, respectively. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $2,687 and $58,696 during the six months ended June 30, 2025 and 2024, respectively.
NOTE 7 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, from revenue from contracts with customers include the following:

	June 30, 2025	December 31, 2024
Accounts receivable	$53,752	$62,745
Investment banking fees, commissions and other receivables	13,503	12,008
Total accounts receivable	67,255	74,753
Allowance for credit losses	(6,022)	(6,100)
Accounts receivable, net	$61,233	$68,653
Additions and changes to the allowance for credit losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$5,343	$3,462	$6,100	$4,373
Changes to reserve	831	(94)	1,614	(422)
Other adjustments and write-offs	(152)	(192)	(1,675)	(775)
Recoveries	—	—	(17)	—
Balance, end of period	$6,022	$3,176	$6,022	$3,176
NOTE 8 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	June 30, 2025	December 31, 2024
Inventory, net	$51,845	$63,004
Rental merchandise, net	12,564	15,084
Equity method investments	86,042	85,487
Prepaid expenses	18,420	32,413
Unbilled receivables	3,144	3,387
Other receivables, net	31,991	27,591
Other assets	15,966	15,950
Prepaid expenses and other assets	$219,972	$242,916

Unbilled receivables represent the amount of mobile handsets in the Communications segment. Other receivables primarily consist of interest receivables on loans and advances to financial advisors, net and income tax receivables. Other assets primarily consist of deposits, contract costs and finance lease assets.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill at June 30, 2025 and December 31, 2024 was $392,687. Goodwill is comprised of $161,486 for the Capital Markets Segment, $37,334 for the Wealth Management Segment and $193,867 for the Communications Segment. Goodwill is net of accumulated impairment losses of $137,445, of which $79,781 and $57,664 were recorded in the Consumer Products and E-Commerce segments, respectively, prior to December 31, 2024.
Intangible assets consisted of the following:

		As of June 30, 2025			As of December 31, 2024
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1 to 16	$240,780	$(137,347)	$103,433	$240,780	$(126,182)	$114,598
Domain names	7	170	(170)	—	170	(170)	—
Advertising relationships	8	755	(214)	541	100	(100)	—
Internally developed software and other intangibles	0.5 to 10	28,597	(24,784)	3,813	29,042	(23,225)	5,817
Trademarks	3 to 10	19,950	(11,017)	8,933	19,950	(10,019)	9,931
Total		290,252	(173,532)	116,720	290,042	(159,696)	130,346

Non-amortizable assets:
Tradenames		14,600	—	14,600	16,100	—	16,100
Total intangible assets		$304,852	$(173,532)	$131,320	$306,142	$(159,696)	$146,446
Intangible assets related to tradenames is net of accumulated impairment losses of $22,000, which were recorded in the Consumer Products segment.
Amortization expense was $6,811 and $9,226 during the three months ended June 30, 2025 and 2024, respectively, and $14,453 and $18,150 during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, estimated future amortization expense was $13,029, $24,554, $23,272, $20,096, and $15,470 for the years ended December 31, 2025 (remaining six months), 2026, 2027, 2028 and 2029, respectively. The estimated future amortization expense after December 31, 2029 was $20,299.

The Company performs impairment tests for goodwill and intangible assets with an indefinite live as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units below their carrying values. As a result of the current financial performance of the Company’s Targus subsidiary which comprises the reporting unit of all the operations within the Consumer Products segment as well as current market conditions in the personal computer market for computers and accessories, the Company updated its long-term forecasts for the reporting unit. The Company performed an interim quantitative assessment of intangible assets with an indefinite live as of June 30, 2025, and based on the results of the analysis, the Company recorded a non-cash impairment charge related to the Targus tradename of $1,500, which was recorded in impairment of tradenames in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2025.

The Targus tradename was measured at fair value on a nonrecurring basis as of June 30, 2025. The estimated fair value of the Targus tradename was $13,000 as of June 30, 2025. In order to estimate the fair value of the Targus tradename management must make certain estimates and assumptions which among other things, included an assessment of market conditions, projected cash flows, discount rates, and revenue growth rates. The inputs for the fair value calculations included a 3.5% growth rate to calculate the terminal value, a discount rate of 22.2%, and a royalty rate of 1.5%.
NOTE 10 — NOTES PAYABLE
On May 3, 2024, upon closing of the acquisition of Nogin, Nogin entered into a secured convertible promissory note agreement with a principal amount of $15,000 with an annual interest rate of 10.00% and a maturity date of May 3, 2027. As of December 31, 2024, the outstanding balance for the secured convertible promissory note payable was $15,000. On March 31, 2025, the Company signed a Deed of ABC, and the $15,000 convertible note was no longer an obligation of the Company. Interest expense on the secured convertible promissory note was $386 during the six months ended June 30, 2025.
Notes payable as of December 31, 2024, also included $12,408 related to deferred cash consideration owed to the sellers of FocalPoint. The deferred cash consideration was paid in full in January 2025. Interest expense was $144 during the three months ended June 30, 2024, and $30 and $288 during the six months ended June 30, 2025 and 2024, respectively.
NOTE 11 — TERM LOANS AND REVOLVING CREDIT FACILITY
Term loans and revolving credit facilities are comprised of the following:

	June 30, 2025		December 31, 2024
	Interest Rate	Principal	Interest Rate	Principal

Term Loans:
Lingo Term Loan	—	$—	7.91%	$52,925
Nomura Term Loan	—	—	11.52%	122,538
BRPAC Term Loan	7.44%	72,000	7.42%	30,106
Oaktree Term Loan	12.33%	63,035	—	—
Subtotal		135,035		205,569
Less: Unamortized debt issuance costs and discount		(10,451)		(6,140)
Total Term Loans		$124,584		$199,429

	Weighted Average
	Interest Rate	Principal
	June 30, 2025	June 30, 2025	December 31, 2024
Revolver Loan:
Targus Revolver Loan	9.90%	$12,075	$16,329

Oaktree Credit Agreement
On February 26, 2025, the Company and BRFH (“BRFH Borrower”) entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree Capital Management, L.P. with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent. The new credit agreement provided for (i) a three-year $125,000 secured term loan credit facility (the “Oaktree Term Loan”) and (ii) a four-month $35,000 secured delayed draw term loan credit facility (the “Delayed Draw Facility” and, together with the Oaktree Term Loan, the “Credit Facility”). The Oaktree Term Loan matures on the earliest of (i) February 26, 2028, and (ii) a springing maturity date 91 days prior to the maturity of any series of bonds, notes or bank indebtedness of the Company or the BRFH Borrower (other than the Company’s 6.375% Senior Notes due February 28, 2025 and the Company’s 5.50% Senior Notes due March 31, 2026) outstanding on such date with an aggregate amount exceeding $10,000 (the “Initial Term Loan Maturity Date”). The proceeds from the Oaktree Term Loan were primarily used (a) to repay the existing indebtedness under the Nomura Credit agreement (b) for working capital and general corporate purposes and (c) to pay transaction fees and expenses. The proceeds of the Delayed Draw Facility was used (a) to fund obligations relating to the liquidation of substantially all of the assets of JOANN, Inc. and its subsidiaries and (b) for working capital and general corporate purposes.
The Credit Facility accrues interest at the adjusted term SOFR rate (as defined in the Credit Facility) with an applicable margin of 8.00% or interest at the base rate as defined in the Credit Facility plus an applicable margin of 7.00%. In addition to paying interest on outstanding borrowings under the Credit Facility, the Company was required to pay (i) a closing fee of 3.00% of the aggregate principal amount of the loans under the Oaktree Term Loan and 2.00% of the aggregate principal amount of the loans under the Delayed Draw Facility, and (ii) an exit fee upon the prepayment or repayment of the Credit Facility of 5.00% of the aggregate principal amount of such loans repaid, provided, that the Oaktree Term Loan exit fee shall not be payable if the share price for the Company’s common stock exceeds a certain threshold. The Company determined that the Credit Facility is an indexed debt obligation under ASC 470, Debt and will accrete the contingent Oaktree Term Loan exit fee to its expected payment amount. The Oaktree Term Loan also contains an additional prepayment premium, as defined in the Oaktree Term Loan, of a minimum of 5.00%.
The Credit Facility contains covenants that, among other things, limit the Company’s, the BRFH Borrower’s and the BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Company is in compliance with all financial covenants in the Oaktree Credit Agreement as of June 30, 2025.
Subject to certain eligibility requirements, certain assets of the BRFH Borrower are placed into a borrowing base (the “Borrowing Base”), which serves to limit the borrowings under the Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Credit Facility. The Company recorded a derivative liability of $11,244 related to this a mandatory repayment feature in the Credit Facility at the inception of the Credit Facility. (See Note 2(l) - Fair Value Measurements.) During the first and second quarters of 2025, the Company sold certain assets in the Borrowing Base and in accordance with the Credit Facility, the Company was required to prepay $30,521 and $4,479 of the Delayed Draw Facility, respectively.
During the three and six months ended June 30, 2025, the Company made principal payments of $4,479 and $35,000, respectively, on the Delayed Draw Facility which paid the facility off in full. Through a series of principal payments in the amount of $62,500 during the three months ended June 30, 2025, the outstanding balance on the Oaktree Term Loan was reduced from $125,000 to $62,500 at June 30, 2025. Interest expense on the Credit Facility to Oaktree during the three and six months ended June 30, 2025 was $4,578 and $7,759, respectively.
The Company issued warrants to certain affiliates of Oaktree Capital Management, L.P. in connection with the Oaktree Term Loan to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the warrant holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of the Company’s common stock. The Company evaluated the warrants under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and determined the warrants met the criteria for liability classification, and recorded a warrant liability of $7,860.
The initial measurement of the embedded derivative and warrant liability creates a discount on the carrying amount of the long-term debt, which together with the original issue discount, debt issuance costs, are amortized via the effective interest method under ASC 835-30, Interest – Imputation of Interest. Subsequent changes in fair value of the embedded derivative and warrant liability are reported in the “Other income (expense)” section in our unaudited condensed consolidated statements of operations. Refer to Note 2 - Summary of Significant Accounting Policies and Note 19(b) - Common Stock Warrants.
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
Targus Credit Agreement
On October 18, 2022, Targus (“Targus Borrower”), among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28,000 term loan and a five-year $85,000 revolver loan (the “Targus Revolver Loan”), which was used to finance part of the acquisition of Targus. The final maturity date is October 18, 2027.
The Targus Credit Agreement was secured by substantially all Targus assets as collateral defined in the Targus Credit Agreement which assets had an aggregate value of approximately $153,285, including $34,588 of accounts receivable and $48,482 of inventory as of June 30, 2025. The Targus Credit Agreement contained certain covenants, including those limiting the Targus Borrower’s ability to incur certain indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default were to have occurred, the agent would have been entitled to take various actions, including the acceleration of amounts outstanding under the Targus Credit Agreement. On October 31, 2023 and February 20, 2024, the Company entered into Amendment No. 1 and No. 2 to the Targus Credit Agreement, which, among other things, modified the fixed charge coverage ratio (“FCCR”) and the minimum EBITDA requirements which waived the financial covenant breaches for the periods ended September 30, 2023 and December 31, 2023. Amendment No. 2 also provided, among other things, with a cure right for the Company to provide a capital contribution to Targus in the event of a financial covenant breach (the “Keepwell”). On June 27, 2024, the Company entered into Amendment No. 3 to the Targus Credit Agreement to replace the terminating Canadian benchmark interest rate with the Term Canadian Overnight Repo Rate Average Reference Rate. For the periods ended June 30, 2024 and September 30, 2024, the minimum EBITDA covenant was breached. On August 14, 2024, the Company contributed $1,602 to Targus to cure the minimum EBITDA covenant that was breached for the period ended June 30, 2024. On November 7, 2024, the Company entered into Amendment No. 4 to the Targus Credit Agreement, which among other things, waived the September 30, 2024 minimum EBITDA covenant breach, reduced the revolving loan sublimits, modified the FCCR covenant, removed the minimum EBITDA requirement, imposed a minimum undrawn availability covenant, and modified the terms of the Keepwell. Concurrently with the effectiveness of Amendment No. 4 to the Targus Credit Agreement, the Company repaid the outstanding balance of the term loan in full with $2,100 of revolver loan advances and $7,500 of cash from the Company.
On May 9, 2025, the Targus Borrower entered into Amendment No. 5 to the Targus Credit Agreement, which among other things, (i) required quarterly repayments of revolver loan advances in an amount equal to $2,500 commencing on September 30, 2025 and continuing until the total outstanding amount thereunder is paid in full, (ii) reduced the maximum revolving commitments from $30,000 to $25,000, (iii) required the repayment of $5,000 of outstanding revolving advances, (iv) requires that the Targus Borrower use commercially reasonable efforts to refinance the obligations under the Targus Credit Agreement by July 31, 2025, (v) requires the Targus Borrower pay one or more quarterly commitment fees of $250 until paid in full, and (vi) requires the Targus Borrower to pay a deferred amendment fee of $1,000 in the event the Targus Borrower is unable to refinance the Targus Credit Agreement by July 31, 2025. On July 25, 2025, the Targus Borrower entered into Amendment No. 6 to the Targus Credit Agreement, which among other things, (i) requires payment of an amendment fee of $150 and (ii) requires that the Targus Borrower pay a revised deferred amendment fee of $850 in the event the Company is unable to refinance the obligations under the Targus Credit Agreement by August 15, 2025. On August 15, 2025, the Targus Borrower entered into Amendment No. 7 to the Targus Credit Agreement, which among other things, (i) requires the Targus Borrower to pay an amendment fee of $100 and (ii) requires the Targus Borrower to pay the deferred amendment fee of $850 in the event the Targus Borrower is unable to refinance the Targus Credit Agreement by August 20, 2025.
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
The Targus Revolver Loan consists of base rate loans that bear interest on the outstanding principal amount equal to the base rate plus an applicable margin of 3.00% and term rate loans that bear interest on the outstanding principal amount equal to the revolver SOFR rate plus an applicable margin of 4.00%. The average borrowings under the revolver loan was

$14,424 and $23,612 for the six months ended June 30, 2025 and 2024, respectively. The amount available for borrowings under the Targus Credit Agreement was $2,754 and $5,361 at June 30, 2025 and December 31, 2024, respectively. Interest expense on these loans during the three and six months ended June 30, 2025 was $380 and $792, respectively. Interest expense on these loans during the three and six months ended June 30, 2024 was $1,086 and $2,446, respectively.
On August 20, 2025, the Company entered into a new Targus/FGI Credit Agreement to refinance and repay all outstanding obligations under the existing Targus Credit Agreement as more fully described below.
Targus/FGI Credit Agreement
On August 20, 2025, the Targus Borrower and certain of the Targus Borrowers’ direct and indirect subsidiaries (the “FGI Loan Parties”) entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the “Targus/FGI Credit Agreement”) with FGI Worldwide LLC (“FGI”), as agent and for a three-year $30,000 revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the existing Targus Credit Agreement with PNC. The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028.
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
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement.
As required under the Targus/FGI Credit Agreement, the Company’s wholly owned subsidiary BRCC entered into an amendment to an existing intercompany loan and security agreement to extend an additional subordinated loan to the Targus Borrower at the closing of the Targus/FGI Credit Agreement in the amount of $5,000, increasing the aggregate principal amount of such loan from $5,000 to $10,000.
Lingo Credit Agreement
On August 16, 2022, the Company’s subsidiary, Lingo Management, LLC, a Delaware limited liability company (“Lingo” or “Lingo Borrower”), entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Lingo Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as the administrative agent and lender, for a five-year $45,000 term loan (the “Lingo Term Loan”) which was used to finance part of the purchase of BullsEye Telecom, Inc. by Lingo. Upon a series of amendments, the principal balance of the Lingo Term Loan was increased to $73,000.
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
Interest expense on the term loan during the three months ended June 30, 2024 was $1,413. Interest expense on the term loan during the six months ended June 30, 2025 and 2024 was $62, and $2,885, respectively.
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe’s credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25,000 five-year term loan was included in the outstanding balance of term loans until it was repaid on October 25, 2024, upon the closing of the Brands Transaction as described in Note 4 – Discontinued Operations and Assets Held for Sale. Proceeds of $22,188 from closing the Brands Transaction was used to pay off the then outstanding balance of the term loan in full and $224 of loan payoff expenses. Interest expense on the term loan during the three and six months ended June 30, 2024 was $699 and $1,412, respectively.
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
The Credit Agreement was secured on a first priority basis by a security interest in the equity interests of the BRFH Borrower and each of the BRFH Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the BRFH Borrower and the Guarantors. The Credit Agreement contained certain affirmative and negative covenants customary for financings of this type that, among other things, limited the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contained customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. On September 17, 2024, the Company entered into Amendment No. 4 to the Credit Agreement (the “Fourth Nomura Amendment”), and the Company made a payment of $85,857 which consisted of a principal payment of $85,146 and accrued interest of $711. Loan fees incurred in connection with the Fourth Nomura Amendment totaled $5,869, of which $3,523 was added to the principal balance of the term loan. After giving effect to these amounts, the outstanding principal balance on the term loan was reduced from $469,750 to $388,127. In connection with the Fourth Nomura Amendment, the revolving credit facility in the amount of $100,000, which had no balance outstanding at September 17, 2024, was terminated and the Company was required to reduce the principal amount of the term loan to be no greater than $100,000 on or prior to September 30, 2025. The scheduled maturity date of the term loan was August 21, 2027.
Prior to the Fourth Nomura Amendment, SOFR rate loans under the New Credit Facilities accrued interest at the adjusted Term SOFR rate plus an applicable margin of 6.00%. In addition to paying interest on outstanding borrowings under the New Revolving Credit Facility, the Company was required to pay a quarterly commitment fee based on the unused portion, which was determined by the average utilization of the facility for the immediately preceding fiscal quarter. In connection with the Fourth Nomura Amendment, interest on the term loan increased to SOFR loans accrued interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans accrued interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. Interest expense on the term loan during the three months ended June 30, 2024 was $6,173. Interest expense on the term loan during the six months ended June 30, 2025 and 2024 was $2,457 and $12,689, respectively. Interest on the revolving facility, which was terminated in connection with the Fourth Nomura Amendment on September 17, 2024, was $495 and $992 during the three and six months ended June 30, 2024, respectively.
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
The borrowing base as defined in the Credit Agreement consisted of a collateral pool that includes certain of the Company’s loans receivables in the amount of $112,454 (which was included in the “Loans receivable, at fair value” line item of $90,103 reported in our consolidated balance sheet at December 31, 2024) and investments in the amount of $228,292 (which was included in the “Securities and other investments owned, at fair value” line item of $282,325 reported in our consolidated balance sheet) as of December 31, 2024.
As of December 31, 2024, the outstanding balance on the term loan was $117,292 (net of unamortized debt issuance costs of $5,246). As fully discussed in “Oaktree Credit Agreement” above, on February 26, 2025, the Company used proceeds from the Credit Facility to repay the outstanding principal balance under the Prior Credit Agreement.
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
Interest expense on the term loan during the three months ended June 30, 2025 and 2024 was $1,561 and $914, respectively, and during the six months ended June 30, 2025 and 2024 was $3,151 and $1,974 , respectively.
The BRPAC Amended Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Amended Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Amended Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Amended Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Amended Credit Agreement as of June 30, 2025.

NOTE 12 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	June 30, 2025	December 31, 2024
Senior Notes Payable:
6.375% Senior notes due February 28, 2025	$—	$145,211
5.50% Senior notes due March 31, 2026	101,378	216,662
6.50% Senior notes due September 30, 2026	180,484	180,464
5.00% Senior notes due December 31, 2026	197,012	322,667
8.00% New Notes due January 1, 2028	247,468	—
6.00% Senior notes due January 31, 2028	218,445	264,345
5.25% Senior notes due August 31, 2028	378,985	401,307
Subtotal	1,323,772	1,530,656
Less: Unamortized debt issuance costs	(45)	(95)
Total Senior Note Payable	$1,323,727	$1,530,561
As of June 30, 2025 and December 31, 2024, total senior notes outstanding were $1,323,727 (net of unamortized debt issue costs of $45) and $1,530,561 (net of unamortized debt issue costs of $95), respectively, with a weighted average interest rate of 5.59% and 5.62%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes during the three and six months ended June 30, 2025 and 2024 totaled $17,236 and $38,890, and $22,977 and $47,415, respectively.
On February 28, 2025 (“the Redemption Date”), the Company redeemed all of the $145,211 of issued and outstanding 6.375% Senior Notes due February 28, 2025 (the “6.375% 2025 Notes”). The redemption price was equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the Redemption Date. In connection with the full redemption, the 6.375% 2025 Notes, which were listed on Nasdaq under the ticker symbol “RILYM,” were delisted from Nasdaq and ceased trading on the Redemption Date.
During the six months ended June 30, 2025, the Company completed four private exchange transactions with institutional investor lenders pursuant to which the lenders exchanged senior notes for the New Notes, whereupon the exchanged notes were cancelled. The exchange date, senior notes exchanged, New Notes issued and the issuance of warrants in conjunction with each of the four private exchange transactions (see Note 19 — Stockholder’s Equity for discussion of the warrants) during the six months ended June 30, 2025, is summarized in the following table:

	Exchange Date				Total
	March 26, 2025	April 7, 2025	May 21, 2025	June 30, 2025
5.00% Senior Notes due 2026	$36,745	$7,000	$75,000	$8,021	$126,766
5.50% Senior Notes due 2026	86,309	—	29,535	—	115,844
5.25% Senior Notes due 2028	—	5,000	—	18,096	23,096
6.00% Senior Notes due 2028	—	10,000	34,537	1,892	46,429
Total exchanged Senior Notes principal	$123,054	$22,000	$139,072	28,009	$312,135

8.00% New Notes principal due in 2028	$87,753	$9,992	$93,067	$13,000	203,812

Warrants issued with the exchange (Note 19)	351,012	39,968	372,268	52,000	815,248

The total principal amount of New Notes issued for the four exchanges above totaled $203,812. The carrying amount of the New Notes in the amount of $247,468 at June 30, 2025 also includes the future undiscounted cash payments representing interest in the amount of $43,656. Each of the exchanges above represented a troubled debt restructuring. As the carrying amount of the debt for each exchange exceeded the future undiscounted cash payments under the terms of the New Notes on the date of each exchange, the Company recorded a gain on the debt restructuring of $44,784 and $55,316 during the three and six months ended June 30, 2025. The New Notes were recognized at a carrying value of $107,156 for the exchange dated March 26, 2025 and $140,312 for the three exchanges dated April 7, 2025, May 21, 2025, and June 30, 2025 that is equal to the future undiscounted cash payments of the New Notes and no future interest expense is recognized since the effective interest rate was set to zero upon the restructuring.
The New Notes were issued pursuant to an indenture, dated as of March 26, 2025 (the “New Notes Indenture”), governing the issuance of New Notes dated March 26, 2025, April 7, 2025, May 21, 2025, and June 30, 2025 for the four exchanges noted above, between the Company, certain subsidiaries of the Company, as guarantors, and GLAS Trust Company LLC, a New Hampshire limited liability company, as trustee and collateral agent, and the New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly-owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries (collectively, the “Guarantors”). The New Notes are secured on a second lien basis, junior to the obligations under the Company’s Credit Facility, by substantially all of the assets of the Company and the Guarantors.
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
The New Notes Indenture contains certain covenants that, among other things, limit the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests.

NOTE 13 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued payroll and related expenses	$47,506	$50,957
Dividends payable	845	2,534
Income taxes payable	2,207	2,997
Other tax liabilities	24,805	16,184
Contingent consideration	4,608	4,538
Accrued expenses	50,500	51,695
Other liabilities	44,673	56,840
Accrued expenses and other liabilities	$175,144	$185,745
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

NOTE 14 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by the Company’s five reportable operating segments and the All Other category during the three and six months ended June 30, 2025 and 2024 was as follows:

	Capital Markets	Wealth Management	Communications	Consumer Products	All Other	Total
Revenues for the three months ended June 30, 2025
Corporate finance, consulting and investment banking fees	$32,346	$—	$—	$—	$—	$32,346
Wealth and asset management fees	959	29,373	—	—	—	30,332
Commissions, fees and reimbursed expenses	4,583	2,576	—	—	—	7,159
Subscription services	—	—	59,689	—	—	59,689
Sale of goods	—	—	1,471	43,284	318	45,073
Advertising and other	—	—	1,043	—	12,524	13,567
Total revenues from contracts with customers	37,888	31,949	62,203	43,284	12,842	188,166

Trading gains (losses), net	22,480	5,200	—	—	—	27,680
Fair value adjustments on loans	800	—	—	—	—	800
Interest income - loans	3,853	—	—	—	—	3,853
Interest income - securities lending	2,124	—	—	—	—	2,124
Other	1,207	1,472	—	—	—	2,679
Total revenues	$68,352	$38,621	$62,203	$43,284	$12,842	$225,302

	Capital Markets	Wealth Management	Communications	Consumer Products	E-Commerce	All Other	Total
Revenues for the three months ended June 30, 2024
Corporate finance, consulting and investment banking fees	$40,082	$—	$—	$—	$—	$—	$40,082
Wealth and asset management fees	1,368	46,172	—	—	—	—	47,540
Commissions, fees and reimbursed expenses	7,028	2,731	—	—	—	—	9,759
Subscription services	—	—	76,389	—	—	—	76,389
Sale of goods	—	—	1,465	51,424	2,265	419	55,573
Advertising and other	—	—	1,355	—	2,731	22,610	26,696
Total revenues from contracts with customers	48,478	48,903	79,209	51,424	4,996	23,029	256,039

Trading gains (losses), net	(32,612)	1,291	—	—	—	—	(31,321)
Fair value adjustments on loans	(175,582)	—	—	—	—	—	(175,582)
Interest income - loans	18,508	—	—	—	—	—	18,508
Interest income - securities lending	24,798	—	—	—	—	—	24,798
Other	1,764	679	—	—	—	—	2,443
Total revenues	$(114,646)	$50,873	$79,209	$51,424	$4,996	$23,029	$94,885

	Capital Markets	Wealth Management	Communications	Consumer Products	E-Commerce	All Other	Total
Revenues for the six months ended June 30, 2025
Corporate finance, consulting and investment banking fees	$50,075	$—	$—	$—	$—	$—	$50,075
Wealth and asset management fees	1,831	66,602	—	—	—	—	68,433
Commissions, fees and reimbursed expenses	7,938	6,195	—	—	—	—	14,133
Subscription services	—	—	121,806	—	—	—	121,806
Sale of goods	—	—	2,772	85,387	3,528	841	92,528
Advertising and other	—	—	2,099	—	3,469	32,850	38,418
Total revenues from contracts with customers	59,844	72,797	126,677	85,387	6,997	33,691	385,393

Trading gains (losses), net	5,697	5,812	—	—	—	—	11,509
Fair value adjustments on loans	(7,296)	—	—	—	—	—	(7,296)
Interest income - loans	7,049	—	—	—	—	—	7,049
Interest income - securities lending	2,964	—	—	—	—	—	2,964
Other	4,456	7,290	—	—	—	—	11,746
Total revenues	$72,714	$85,899	$126,677	$85,387	$6,997	$33,691	$411,365

	Capital Markets	Wealth Management	Communications	Consumer Products	E-Commerce	All Other	Total
Revenues for the six months ended June 30, 2024
Corporate finance, consulting and investment banking fees	$90,245	$—	$—	$—	$—	$—	$90,245
Wealth and asset management fees	2,425	92,230	—	—	—	—	94,655
Commissions, fees and reimbursed expenses	13,285	6,618	—	—	—	—	19,903
Subscription services	—	—	156,126	—	—	—	156,126
Sale of goods	—	—	2,761	102,946	2,265	1,034	109,006
Advertising and other	—	—	2,688	—	2,731	44,092	49,511
Total revenues from contracts with customers	105,955	98,848	161,575	102,946	4,996	45,126	519,446

Trading gains (losses), net	(50,879)	1,891	—	—	—	—	(48,988)
Fair value adjustments on loans	(187,783)	—	—	—	—	—	(187,783)
Interest income - loans	40,643	—	—	—	—	—	40,643
Interest income - securities lending	62,607	—	—	—	—	—	62,607
Other	4,634	1,916	—	—	—	—	6,550
Total revenues	$(24,823)	$102,655	$161,575	$102,946	$4,996	$45,126	$392,475
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $61,233 and $68,653 as of June 30, 2025 and December 31, 2024, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2025 and 2024. The Company also has $3,144 and $3,387 of unbilled receivables included in prepaid expenses and other assets as of June 30, 2025 and December 31, 2024, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, and subscription services where the performance obligation has not yet been satisfied. Deferred revenue as of June 30, 2025 and December 31, 2024 was $53,499 and $58,148, respectively. The Company expects to recognize the deferred revenue of $53,499 as of June 30, 2025 as service and fee revenues when the performance obligation is met during the years ended December 31, 2025 (remaining six months), 2026, 2027, 2028 and 2029 in the amount of $35,160, $8,597, $4,357, $1,879, and $1,103, respectively. The Company expects to recognize the deferred revenue of $2,403 after December 31, 2029.
During the three months ended June 30, 2025 and 2024, the Company recognized revenue of $7,792 and $9,183, respectively, that was recorded as deferred revenue at the beginning of the respective year. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $25,033 and $29,725, respectively, that was recorded as deferred revenue at the beginning of the respective year.

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
The capitalized costs to fulfill a contract were $5,170 and $5,694 as of June 30, 2025 and December 31, 2024, respectively, and are recorded in the “Prepaid expenses and other assets” line item in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2025 and 2024, the Company recognized expenses of $1,034 and $1,142 related to capitalized costs to fulfill a contract, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized expenses of $2,094 and $2,679 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended June 30, 2025 and 2024.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of June 30, 2025. Corporate finance and investment banking fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of June 30, 2025.
During the three months ended June 30, 2025 and 2024, revenues recognized for customer contracts for performance obligations that are satisfied at a point in time was $100,595 and $128,077 and over time was $87,572 and $127,963, respectively. During the six months ended June 30, 2025 and 2024, revenues recognized for customer contracts for performance obligations that are satisfied at a point in time was $191,065 and $266,153 and over time was $194,329 and $253,293, respectively.
NOTE 15 — INCOME TAXES

The Company’s effective income tax rate was a provision of 4.1% for the three months ended June 30, 2025 as compared to a provision of 6.9% for the three months ended June 30, 2024. The Company’s effective income tax rate was a provision of less than 1% for the six months ended June 30, 2025, as compared to a provision of 1.6% for the six months ended June 30, 2024. During the three months ended June 30, 2025, the Company had a provision for income taxes from continuing operations of $3,053 resulting primarily from the impact of recording uncertain tax positions for state and foreign taxes, interest and penalties. During the three months ended June 30, 2024, the Company had a provision for income taxes from continuing operations of $29,183 resulting primarily from the impact of recording a valuation allowance on deferred tax assets as of June 30, 2024. During the six months ended June 30, 2025, the Company had a provision for income taxes from continuing operations of $11. During the six months ended June 30, 2024, the Company had a provision for income taxes from continuing operations of $7,853. The effective income tax rates for the three and six months ended June 30, 2025 are less than the federal statutory tax rate of 21% due to being in a tax loss with a full valuation allowance. The effective income tax rates for the three and six months ended June 30, 2024 are impacted by the valuation allowance recorded on deferred tax assets as of June 30, 2024.
As of June 30, 2025, the Company had federal net operating loss carryforwards of $344,508 and state net operating loss carryforwards of $71,248, respectively. The Company’s federal net operating loss carryforwards will expire in the tax years commencing on December 31, 2033, through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing on December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2025, a full valuation allowance has been recorded since it is more likely than not that the Company will not be able to utilize tax benefits before they expire. The Company reassess the need for a valuation allowance on an ongoing basis.
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
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in fiscal year 2026. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. The Company is in the process of evaluating the impact of the Act to our financial statements.
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
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share as the effect would be anti-dilutive were 3,229,165 during the three and six months ended June 30, 2025 and 2,781,112 during the three and six months ended June 30, 2024, respectively.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,
	2025			2024
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net income (loss)	$71,687	$69,312	$140,999	$(449,151)	$15,370	$(433,781)
Net income (loss) attributable to noncontrolling interests	1,528	—	1,528	(1,018)	841	(177)
Net income (loss) attributable to B. Riley Financial, Inc.	70,159	69,312	139,471	(448,133)	14,529	(433,604)
Preferred stock dividends	2,015	—	2,015	2,015	—	2,015
Net income (loss) available to common shareholders	$68,144	$69,312	$137,456	$(450,148)	$14,529	$(435,619)

	Six Months Ended June 30,
	2025			2024
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net income (loss)	$51,725	$72,707	$124,432	$(510,452)	$28,717	$(481,735)
Net (loss) income attributable to noncontrolling interests	(5,064)	—	(5,064)	(1,021)	2,055	1,034
Net income (loss) attributable to B. Riley Financial, Inc.	56,789	72,707	129,496	(509,431)	26,662	(482,769)
Preferred stock dividends	4,030	—	4,030	4,030	—	4,030
Net income (loss) available to common shareholders	$52,759	$72,707	$125,466	$(513,461)	$26,662	$(486,799)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding:
Basic	30,527,835	30,352,054	30,512,757	30,170,819
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	—	—	—
Diluted	30,527,835	30,352,054	30,512,757	30,170,819

Basic net income (loss) per common share:
Continuing operations	$2.23	$(14.83)	$1.73	$(17.02)
Discontinued operations	2.27	0.48	2.38	0.89
Basic income (loss) per common share	$4.50	$(14.35)	$4.11	$(16.13)
Diluted net income (loss) per common share:
Continuing operations	$2.23	$(14.83)	$1.73	$(17.02)
Discontinued operations	2.27	0.48	2.38	0.89
Diluted income (loss) per common share	$4.50	$(14.35)	$4.11	$(16.13)

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
On February 14, 2025, a stockholder derivative complaint was filed by Michael Marchner in the Delaware Chancery Court on behalf of the Company and against the members of the Company’s Board of Directors. The complaint alleges that certain of the Company’s officers and the board of directors (i) breached their fiduciary duties related to the Company’s involvement with Mr. Kahn and subsequent legal issues, (ii) engaged in misconduct, and (iii) wasted corporate assets, including the approval of improper compensation. The Company believes that these claims are meritless and intends to defend this action.
On January 22, 2025, a stockholder derivative complaint was filed by James Smith in the Superior Court for Los Angeles County against the Company, certain of the Company’s executive officers and the members of the Company’s Board of Directors. The complaint alleges that certain of the Company’s officers and directors (i) breached their fiduciary duties related to the Company’s involvement with Mr. Kahn and subsequent legal issues, (ii) engaged in a waste of corporate assets, and (iii) received unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.
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

On May 2, 2024, a putative class action was filed by Ted Donaldson in the Superior Court for the State of California, County of Los Angeles on behalf of all persons who acquired the Company’s senior notes pursuant to the shelf registration statement filed with the SEC on Form S-3 dated January 28, 2021, and the prospectuses filed and published on August 4, 2021 and December 2, 2021 (the “Offerings”). The action asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933 against the Company, some of the Company’s current and former officers and directors, and the financial institutions that served as underwriters and book runners for the Offerings. An amended complaint was filed on September 27, 2024. The amended complaint alleges that the offering documents failed to advise investors that Brian Kahn and/or one or more of his controlled entities was engaged in illicit business activities, that the Company, despite the foregoing, continued to finance transactions for Kahn, eventually enabling him and others to take FRG private, and that the foregoing was reasonably likely to draw regulatory scrutiny and reputational harm to the Company. The Company believes these claims are meritless and intends to defend this action.

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
(b) Babcock & Wilcox Commitments and Guarantees
On January 18, 2024, the Company entered into a guaranty (the “Axos Guaranty”) in favor of (i) Axos Bank, in its capacity as administrative agent (the “Administrative Agent”) for the secured parties under that certain credit agreement, dated as of January 18, 2024, among B&W, the guarantors party thereto, the lenders party thereto and the Administrative Agent (the “B&W Axos Credit Agreement”), and (ii) the secured parties. Subject to the terms and conditions of the Axos Guaranty, the Company has guaranteed certain obligations of B&W (subject to certain limitations) under the B&W Axos Credit Agreement, including the obligation to repay outstanding loans and letters of credit and to pay earned interest, fees costs and expenses of enforcing the Axos Guaranty, provided however, that the Company’s obligations with respect to the principal amount of credit extensions and unreimbursed letter of credit obligations under the B&W Axos Credit Agreement shall not at any time exceed $150,000 in the aggregate, which is the maximum potential amount of future payments under the guaranty. In consideration for the agreements and commitments under the Axos Guaranty and pursuant to a separate fee and reimbursement agreement, B&W has agreed to pay the Company a fee equal to 2.00% of the aggregate revolving commitments (as defined in the B&W Axos Credit Agreement) under the B&W Axos Credit Agreement, payable quarterly and, at B&W’s election, in cash in full or 50% in cash and 50% in the form of penny warrants. On June 18, 2025, an amendment was made to the Axos Guaranty whereby the Company’s obligations as guarantor were suspended until January 1, 2027.
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
On August 10, 2020, the Company entered into a project specific indemnity rider to a general agreement of indemnity made by B&W in favor of one of its sureties. Pursuant to the indemnity rider, the Company agreed to indemnify the surety in connection with a default by B&W under the underlying indemnity agreement relating to a $29,970 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity rider, B&W paid the Company fees in the amount of $600 on August 26, 2020. During the period ended December 31, 2024, the indemnity rider was reduced to $2,997, which remained outstanding at June 30, 2025.
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
The Company is party to a purchase agreement with a public company (the “Issuer”) under which the Issuer may require the Company to purchase the Issuer’s convertible preferred stock prior to April 30, 2028. If exercised, the Company would remit $25,000 in cash and receive preferred shares at a discount to their stated value, with the preferred stock convertible at the Company’s option into common shares of the Issuer based on a formula tied to market prices. The preferred stock also includes a contingent redemption feature if the Issuer’s common stock declines below a specified price threshold. As of June 30, 2025, the $25,000 commitment remained outstanding and had not been exercised by the Issuer, and no amounts were due. The Company purchased the $25,000 of preferred shares from the Issuer on July 15, 2025.

NOTE 18 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the 2021 B. Riley Stock Incentive Plan (the “2021 Plan”), share-based compensation expense for restricted stock units under the Company’s 2021 Plan was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share-based compensation expense for restricted stock units for continuing operations	$2,649	$5,318	$5,658	$12,859
Share-based compensation expense for restricted stock units for discontinued operations	822	724	1,038	1,557
Total share-based compensation expense for restricted stock units	$3,471	$6,042	$6,696	$14,416
During the six months ended June 30, 2025, in connection with employee stock incentive plans, the Company did not grant any restricted stock units. Share based compensation expense is recorded in the “Selling, general and administrative expenses” line item in the unaudited condensed consolidated statement of operations.

The Company began settling equity-classified restricted stock units in cash and as a result of the past practice, the restricted stock units were reclassified to a liability in January of 2025. The change in classification was accounted for as a modification under ASC 718, Compensation - Stock Compensation. The grant date fair value of the original equity award exceeded the fair value of the modified liability award; therefore, the Company continues to recognize compensation expense based on the grant date fair value of the original award and no additional compensation expense was recognized. Further, the changes in fair value of the liability at the end of the reporting period do not impact earnings. The modification was recognized by a reclassification of $2,138 of additional paid-in capital to a liability. The liability represents the fair value of the restricted stock units that have not been settled through the balance sheet date for which the requisite services have been provided by the employees. The fair value of the liability at each balance sheet date is determined based on the Company’s stock price. As of the six months ended June 30, 2025, the Company settled $2,287 of restricted stock units in cash and as of June 30, 2025, the liability was $396, which is recorded in the “Accrued expenses and other liabilities” line item in the unaudited condensed consolidated balance sheet.
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
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), there was no share based compensation expense during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, share based compensation expense totaled $70 and $307, respectively, of which $57 and $247, respectively, was recorded in continuing operations and $13 and $60, respectively, was recorded in discontinued operations. Share based compensation expense is recorded in the “Selling, general and administrative expenses” line item in the unaudited condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, there were 236,949 shares reserved for issuance under the Purchase Plan.
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
The restricted stock awards vest over a period of four to five years based on continued service. The restricted stock awards vest for common stock of BRSH and increase the noncontrolling interest in BRSH, when vested. During the three and six months ended June 30, 2025, share-based compensation expense of $1,277 and $1,570, respectively, related to the BRSH restricted stock awards was recorded in the “Selling, general and administrative expenses” line item in the unaudited condensed consolidated statements of operations.
(d) Common Stock and Stock Options Issued
On June 3, 2025, the Company issued 100,000 unregistered shares and options to purchase 300,000 shares of the Company’s common stock in connection with the employment agreement entered into with the Company’s chief financial officer. The 100,000 unregistered shares issued were issued upon execution of the employment agreement as an employment inducement grant that is not subject to vesting conditions and expensed immediately. The fair value of the unregistered shares of $295 was expensed upon issuance. The 300,000 stock options vest in three tranches: (1) 100,000 stock options with an exercise price of $7.00, (2) 100,000 stock options with an exercise price of $10.00 and (3) 100,000 stock options with an exercise price of $12.50. The stock options vest over a three year period based on continued service and accelerate upon a change in control. The maximum term of the stock options is 10 years. The estimated fair value of $523 for the options was determined using the Black-Scholes Option Pricing Model, which included a risk free rate of 4.5%, volatility of 66.5% and expected dividend rate of zero. During the three and six months ended June 30, 2025, share based compensation expense for the options totaled $14.
NOTE 19 — STOCKHOLDERS’ EQUITY
(a) Common Stock
In November 2023, the Company’s previous share repurchase program for common stock was reauthorized by the Board of Directors for share repurchases up to $50,000 which allowed for the repurchase of common shares and expired in October 2024. The shares repurchased under the program are retired. During the three and six months ended June 30, 2025 and 2024, the Company did not repurchase any shares of its common stock.
(b) Common Stock Warrants
On October 28, 2019, the Company issued 200,000 warrants to purchase common stock of the Company (the “BR Brands Warrants”) in connection with the acquisition of a majority ownership interest in BR Brand Holdings LLC. All of the BR Brands Warrants were vested and exercisable in 2021 on the second anniversary of the acquisition of the majority ownership interest in BR Brand Holdings LLC. In April 2024, 200,000 shares of the Company’s common stock were issued in connection with the exercise of warrants for cash in the amount of $653.
In connection with the Oaktree Credit Agreement, on February 26, 2025 (refer to Note 11 - Term Loans and Revolving Credit Facility), the Company issued seven-year warrants to certain affiliates of Oaktree Capital Management, L.P. (the “Holders”) to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s Common Stock at an exercise price of $5.14 per share. The Warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the Holders would be entitled to exercise the Warrants for up to 19.9% of the then-outstanding shares of common stock. The warrants were classified as a liability. At inception on February 26, 2025, the fair value of the warrants were $7,860 and the fair value of the warrants were $4,160 at June 30, 2025 (see Note 2(l) - Fair Value Measurements). The warrant liability of $4,160 at June 30, 2025 is included in other liabilities in Note 13 - Accrued Expenses and Other Liabilities and the change in value of the warrant liability of $1,000 and $3,700 for the three and six months ended June 30, 2025, respectively, is included in the “Change in fair value of financial instruments and other” line item in the unaudited condensed consolidated statements of operations.
In conjunction with the debt exchanges (see Note 12 - Senior Notes Payable), the Company issued seven-year warrants to the investors to purchase up to 464,236 and 815,248 shares of common stock at an exercise price of $10.00 as of the three and six months ended June 30, 2025, respectively. The warrants contain certain anti-dilution provisions and upon exercise, the warrant holders are entitled to dividends and distributions as if the warrants had been exercised in full prior to the dividend or distribution date. The warrants meet the definition of a derivative and were classified within stockholder’s equity.
The following table summarizes the fair value of the warrants at issuance:

	Exchange Date
	March 26, 2025	April 7, 2025	May 21, 2025	June 30, 2025
Fair value at issuance	$863	$67	$590	$80
The estimated fair value of the warrants issued was determined using the Black-Scholes Option Pricing Model which included the following inputs: value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants of seven years, risk-free interest rates ranging from 4.0% to 4.4%, expected dividend yield of 0.0%, and expected volatility of the price of the underlying common stock of 75.0%.
(c) Preferred Stock
There were 2,834 shares of the Series A Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024. The total liquidation preference for the Series A Preferred Stock as of June 30, 2025 and December 31, 2024 was $73,289 (inclusive of cumulative unpaid dividends of $2,436) and $70,854, respectively. There were no dividends declared or paid on the Series A Preferred Stock during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024 dividends paid on the Series A Preferred Stock were $0.4296875 per depository share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
There were 1,729 shares of the Series B Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024. The total liquidation preference for the Series B Preferred Stock as of June 30, 2025 and December 31, 2024 was $44,822 (inclusive of cumulative unpaid dividends of $1,594) and $43,228, respectively. There were no dividends declared or paid on the Series B Preferred Stock during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024 dividends paid on the Series B Preferred Stock were $0.4609375 per depository share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
NOTE 20 — NET CAPITAL REQUIREMENTS
BRS and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of June 30, 2025, BRS had net capital of $55,529, which was $52,028 in excess of required minimum net capital of $3,501; and BRWM had net capital of $6,763, which was $5,045 in excess of required minimum net capital of $1,718.
As of December 31, 2024, BRS had net capital of $69,197, which was $65,420 in excess of its required minimum net capital of $3,777; and BRWM had net capital of $16,384, which was $14,832 in excess of its required minimum net capital of $1,552.

NOTE 21 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds. Management fees from the Funds during the three and six months ended June 30, 2024 totaled $28 and $143, respectively. There were no management fees from the Funds during 2025.
As of June 30, 2025 and December 31, 2024, amounts due from related parties were $185 and $189, respectively, of which $41, was due from the Funds for management fees and other operating expenses at December 31, 2024.
As of June 30, 2025 and December 31, 2024, amounts due to related parties were $1,198 and $3,404, respectively, of which $1,198 and $2,764, respectively, related to bebe’s rent to own stores which are franchised through Freedom VCM and consist of royalty fees, inventory purchases, marketing, and IT services.
During the three and six months ended June 30, 2025, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,068 and $2,285, respectively, and inventory purchases by bebe from Freedom VCM totaled $2,478 and $5,339, respectively. During the three and six months ended June 30, 2024, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,235 and $2,525, respectively, and inventory purchases by bebe from Freedom VCM totaled $3,220 and $6,759, respectively.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of one of the Company’s executive officer’s who was the Company’s Chief Financial Officer and Chief Operating Officer until the executive officer’s departure on June 3, 2025. Whitehawk has agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. During the six months ended June 30, 2024, management fees paid for investment advisory services by Whitehawk were $1,237. There were no management fees paid to Whitehawk during the 2025. Whitehawk is no longer a related party upon the departure of the executive officer on June 3, 2025.
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
During the three months ended June 30, 2025 and 2024, the Company earned $2,982 and $968, respectively, and during the six months ended June 30, 2025 and 2024, the Company earned $3,818 and $1,716, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities which are included in services and fees in the unaudited condensed consolidated statements of operations.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed above in Note 17 – Commitments and Contingencies.

Applied Digital
Applied Digital is a related party as a result of the chief executive officer of Applied Digital (“APLD”) being a member of senior management of one of the Company’s subsidiaries until February 5, 2024. Another member of senior management of one of the Company’s subsidiaries whose departure from the Company was on March 31, 2025 was also a member of the board of directors of APLD. As of December 31, 2023, the Company had an unfunded loan commitment with APLD of $5,500 which was terminated on February 5, 2024. After the departure of the member of senior management of one of the Company’s subsidiaries on March 31, 2025 who was on the board of directors of APLD, APLD is no longer a related party.
California Natural Resources Group, LLC
California Natural Resources Group, LLC (“CalNRG”) was a related party as a result of the Company’s approximately 25.0% equity ownership. CalNRG had a credit facility with a third party bank (the “CalNRG Credit Facility”) and the Company had guaranteed CalNRG’s obligations, up to $7,375, under the CalNRG Credit Facility. On May 23, 2024, the Company sold its equity interest in CalNRG for $9,272 resulting in a realized gain of $254, and no commitments remain.
Freedom VCM Holdings, LLC
On August 21, 2023, FRG completed its take-private transaction. Upon the closing of that transaction, subsidiaries of the Company had a total equity interest in Freedom VCM of $281,144, representing a 31% voting interest and representation on the board of directors of Freedom VCM. The $281,144 equity interest consisted of an equity interest purchased in the take-private transaction of $216,500 and the roll-over of $64,644 of shares in FRG into additional equity interests in Freedom VCM. As part of the FRG take-private transaction, certain members of management of Freedom VCM, which are related parties to Freedom VCM, exchanged their equity interest in FRG for a combined 35% voting interest in Freedom VCM, of which Mr. Kahn and his wife and one of Mr. Kahn’s affiliates comprised 32%. The Company has a first priority security interest in a 25% equity interest of Mr. Kahn (who was also CEO and a board member of Freedom VCM) in Freedom VCM to secure the loan to an affiliate of Mr. Kahn. Freedom VCM and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Freedom VCM Bankruptcy Cases”) on November 3, 2024 which impaired this equity investment, and it was written-off during the year ended December 31, 2024.
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
On October 9, 2024, the promissory note was cancelled and certain of the receivables owned by BRRII were transferred to B. Riley Receivables, LLC, a wholly owned subsidiary of the Company, all in accordance with the terms of that certain amended and restated funding agreement, dated December 18, 2023, by and among Freedom VCM Interco Holdings, Inc., Freedom VCM Receivables, Inc., BRRII, the Company and certain other parties thereto. This loan was sold on February 7, 2025, and as such, we no longer owned the loan as of June 30, 2025. This loan receivable was measured at fair value in the amount of $3,913 as of December 31, 2024. Interest income on this loan receivable was $2,238 and $4,392 during the three and six months ended June 30, 2024, respectively. There was no interest income on this loan receivable during the three and six months ended June 30, 2025.
The Company also had a related party loan receivable with a fair value of approximately $2,169 at December 31, 2024, from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) that is collateralized by consumer finance receivables of Badcock. On December 18, 2023, Badcock was sold by Freedom VCM to Conn’s, and a subsidiary of the Company loaned Conn’s $108,000 pursuant to the Conn’s Term Loan which bears interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on 8.00%. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. The commencement of the Chapter 11 Cases by Conn’s and certain of its subsidiaries in July 2024 constituted an event of default that accelerated the obligations under the Conn’s Term Loan. As of the date of the filing of the Chapter 11 Cases, $93,000 in outstanding borrowings existed under the Conn’s Term Loan. Any efforts to enforce payment obligations under the Conn’s Term Loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of the Conn’s Term Loan are subject to the applicable provisions of the

Bankruptcy Code. These loan receivables are reported as related party loan receivables due to the Company’s related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023. During the three and six months ended June 30, 2024, interest income on these loans totaled $3,388 and $7,538, respectively. There was no interest income on these loans during 2025.
On June 27, 2024 and amended on July 19, 2024, Conn’s entered into a Consulting Agreement (the “Consulting Agreement”), with a then subsidiary of the Company. Pursuant to the Consulting Agreement, Conn’s engaged the Company’s subsidiary to sell merchandise and furniture, fixtures, & equipment as well as additional goods at Conn’s and Badcock stores, headquarters, distribution centers, and cross-dock locations. The Consulting Agreement was assumed by the Conn’s debtors in connection with the Chapter 11 Cases. On November 15, 2024, the Company sold the subsidiary that provided the consulting services to Conn’s in connection with the Great American Group transaction and, accordingly, included in discontinued operations for Great American Group (see Note 4) are $26,106 in revenues from services and fees earned from the Consulting Agreement for the period through November 15, 2024.
Vintage Capital Management - Brian Kahn
As discussed above, in connection with the completion of the FRG take-private transaction, one of the Company’s subsidiaries and VCM, an affiliate of Brian Kahn, (entered into the “Amended and Restated Note”). The Amended and Restated Note in the aggregate principal amount of $200,506 bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note required repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of the closing of the FRG Take-private transaction. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was zero as of December 31, 2024. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code which impacted the Freedom FVM equity interest which served as the collateral for this loan receivable. After the impairment of the collateral related to the Freedom equity interest, the fair value of the loan was $2,057 at December 31, 2024 which was determined based on the remaining collateral for this loan which is primarily comprised of other securities. Fair value adjustments on the VCM loan receivable were decreases of $(866) and $(151,147) during the three months ended June 30, 2025 and 2024, respectively, and decreases of $(589) and $(168,385) during the six months ended June 30, 2025 and 2024, respectively. In light of the Company’s determination that any repayment of the Amended and Restated Note would have been paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying Freedom VCM equity interest collateral provided by Mr. Kahn and his spouse, the Company has determined that both VCM and Mr. Kahn are related parties as of June 30, 2025 and December 31, 2024. Interest income was $6,082 and $12,164, respectively during the three and six months ended June 30, 2024. There was no interest income during the three and six months ended June 30, 2025.
Torticity, LLC

Torticity is a related party as a result of the Company’s equity ownership in the limited liability company and B. Riley’s representation on the Board of Directors (board representation through January 12, 2025). On November 2, 2023, the Company agreed to lend up to $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. Interest income was $1,256 and $2,465 during the three and six months ended June 30, 2024. The fair value of the entire loan receivable was impaired with no fair value at December 31, 2024. Subsequent to December 31, 2024, there were amendments to the loan; however, the entire loan remained impaired with no fair value at June 30, 2025 and there has been no interest income on the loan receivable during 2025.
Kanaci Technologies, LLC

On November 21, 2023, the Company agreed to lend up to $10,000 to Kanaci Technologies, LLC (“Kanaci”), of which $4,000 was drawn upon with $6,000 remaining, with interest payable of 15.0% per annum and a maturity date of June 30, 2026. Interest income was $476 and $844 during the three and six months ended June 30, 2024. In June 2023, one of the Company’s members of senior management was appointed to the board of directors of Kanaci. The loan receivable in the amount of $11,453 was converted to equity on September 30, 2024.

GA Holdings

GA Holdings is a related party as a result of the Company’s equity investment as fully described in Note 2(m) - Equity Method Investment and B. Riley’s representation on the Board of Directors. Upon closing the Great American Transaction on November 15, 2024, the Company had loans receivable outstanding for three retail liquidation engagements from GA Holdings in the amount of $15,000. The three loans receivable are due and payable upon completion of the retail liquidation engagements and do not accrue interest on the outstanding balance. Two of the loans receivable were paid in full prior to December 31, 2024, and the remaining loan receivable had an outstanding balance of $1,339 at December 31, 2024 which was subsequently paid off during the first quarter of 2025.
The Company also provided GA Holdings with a $25,000 secured revolving credit facility upon closing the Great American Transaction on November 15, 2024, which had an initial outstanding balance of $1,698. As subsequently amended, the revolving commitment was revised to $40,000 for the period March 10, 2025 to June 30, 2025 and reduced back to $25,000 from July 1, 2025 until the maturity date. The secured revolving credit facility is secured by all of the assets of GA Holdings and accrues interest at the annual rate of SOFR plus 4.75% (weighted average rates of 9.05% and 9.27% as of June 30, 2025 and December 31, 2024, respectively). Interest income recorded on the loan receivable was $394 and $701 during the three and six months ended June 30, 2025, respectively. The loan matures on November 15, 2025. The outstanding balance on the secured revolving credit facility was $4,700 and $1,698 at June 30, 2025 and December 31, 2024, respectively. On October 16, 2025, all outstanding amounts due and owing under this facility were repaid in full to BRF and the facility was terminated.
During the three and six months ended June 30, 2025, the Company provided services to GA Holdings in accordance with a transition services agreement for accounting, information technology and other administration services and recorded fee revenues for these services in the amount of $563 and $1,694, respectively. At June 30, 2025 and December 31, 2024, amounts due from GA Holdings for these services totaled $185 and $121, respectively.
GA Joann Retail Partnership, LLC
GA Joann Retail Partnership, LLC, formed in February 2025, is a related party as a result of the Company’s equity investment as more fully described in Note 2(m) - Equity Method Investment for which the Company is deemed to have significant influence. On February 27, 2025, BRF, along with other lenders, entered into a credit agreement with GA Joann Retail Partnership, LLC for an aggregate commitment of $52,000, of which BRF is committed to $24,653. The credit agreement bears interest at 10.00% to be paid monthly as payment-in-kind and capitalized into the outstanding principal balance and has a maturity date of November 26, 2025. Interest income recorded on the loan receivable was $9 and $223 during the three and six months ended June 30, 2025, respectively. This loan receivable was paid in full on April 7, 2025.
Other
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three and six months ended June 30, 2025, the Company earned $1,964 and $2,621 of fees related to these services, respectively. During the three and six months ended June 30, 2024, the Company earned $369 and $548 of fees related to these services, respectively.
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
The Company established BRC Trust on January 6, 2025, for the purpose of transferring and liquidating the assets of BRCPOF. After the formation of the BRC Trust, BRCPOF transferred its assets and liabilities to the BRC Trust. The Company determined the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights and substantially all of the activities are conducted on behalf of the Company which owns 13.4% and related parties of the Company which includes executive officer’s and members of the board of directors of the Company owning 58.2% of the equity interest in the Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidated the BRC Trust upon its formation.

NOTE 22 — BUSINESS SEGMENTS
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

Revenues by segment represent amounts earned on the various services offered within each reportable segment. Our significant operating expenses regularly provided to the CODM and used to assess segment performance and determine the deployment of capital are classified as employee compensation and benefits expense, professional services, occupancy-related costs, other selling, general and administrative expenses, restructuring charge, depreciation and amortization, and impairment of goodwill and intangible assets. Employee compensation and benefits expense consists of salaries, payroll taxes, benefits, incentive compensation payable as commissions and cash bonus awards, and share based compensation for equity awards. Occupancy-related costs consists of office rent, technology and communication costs, and other office expenses. Professional services expense consists of legal, accounting, audit and other consulting expenses. Restructuring charges include expenses related to reorganization and consolidation activities which includes, among other, reductions in workforce and facility closures. Depreciation and amortization expense consists of depreciation expense for property and equipment and amortization of intangible assets. The balance of our operating expenses (other selling, general and administrative expenses) includes costs for travel, marketing and business development, and other operating expenses. Comparable prior year information has been recast to reflect the additional disclosure of employee compensation and benefits by segment, professional services by segment, occupancy-related costs by segment, and other selling, general and administrative expenses by segment, as well as to reflect discontinued operations presentation as described in Note 4 - Discontinued Operations and Assets Held for Sale.

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital Markets segment:
Revenues - Services and fees	$39,095	$50,242	$64,300	$110,589
Trading gains (losses), net	22,480	(32,612)	5,697	(50,879)
Fair value adjustment on loans	800	(175,582)	(7,296)	(187,783)
Interest income - loans	3,853	18,508	7,049	40,643
Interest income - securities lending	2,124	24,798	2,964	62,607
Total revenues	68,352	(114,646)	72,714	(24,823)
Employee compensation and benefits	(29,815)	(34,679)	(52,046)	(73,737)
Professional services	(1,655)	(1,060)	(3,908)	(2,055)
Occupancy-related costs	(1,699)	(1,988)	(3,791)	(4,040)
Other selling, general and administrative expenses	(10,765)	(12,079)	(25,335)	(23,198)
Interest expense - Securities lending and loan participations sold	(1,968)	(23,313)	(2,687)	(58,696)
Depreciation and amortization	(692)	(745)	(1,383)	(1,516)
Segment income (loss)	21,758	(188,510)	(16,436)	(188,065)
Wealth Management segment:
Revenues - Services and fees	33,421	49,582	80,087	100,764
Trading gains (losses), net	5,200	1,291	5,812	1,891
Total revenues	38,621	50,873	85,899	102,655
Employee compensation and benefits	(29,499)	(39,303)	(63,169)	(79,723)
Professional services	(582)	(472)	(991)	(944)
Occupancy-related costs	(4,513)	(2,877)	(7,995)	(6,132)
Other selling, general and administrative expenses	(4,935)	(5,505)	(11,922)	(10,406)
Depreciation and amortization	(411)	(1,048)	(1,417)	(2,103)
Segment (loss) income	(1,319)	1,668	405	3,347
Communications segment:
Revenues - Services and fees	60,732	77,744	123,905	158,814
Revenues - Sale of goods	1,471	1,465	2,772	2,761
Total revenues	62,203	79,209	126,677	161,575
Direct cost of services	(29,574)	(46,274)	(62,198)	(95,093)
Cost of goods sold	(1,717)	(1,614)	(3,234)	(2,973)
Employee compensation and benefits	(6,956)	(8,708)	(14,100)	(17,839)
Professional services	(638)	(1,636)	(1,587)	(2,601)
Occupancy-related costs	(1,947)	(2,741)	(3,972)	(5,332)
Other selling, general and administrative expenses	(5,595)	(6,468)	(11,344)	(11,699)
Restructuring charge	—	—	—	(263)
Depreciation and amortization	(4,793)	(5,925)	(9,583)	(11,882)
Segment income	10,983	5,843	20,659	13,893

Consumer Products segment:
Revenues - Sale of goods	43,284	51,424	85,387	102,946
Cost of goods sold	(33,031)	(35,984)	(64,660)	(72,864)
Employee compensation and benefits	(9,158)	(9,973)	(19,061)	(20,416)
Professional services	(800)	(2,223)	(1,975)	(4,016)
Occupancy-related costs	(1,483)	(1,594)	(2,933)	(3,178)
Other selling, general and administrative expenses	(1,228)	(1,328)	(2,403)	(3,033)
Depreciation and amortization	(1,952)	(1,931)	(3,864)	(3,928)
Restructuring charge	(36)	(20)	(36)	(546)
Impairment of goodwill and tradenames	(1,500)	(27,681)	(1,500)	(27,681)
Segment loss	(5,904)	(29,310)	(11,045)	(32,716)
E-Commerce segment:
Revenues - Services and fees	—	2,731	3,469	2,731
Revenues - Sale of goods	—	2,265	3,528	2,265
Total revenues	—	4,996	6,997	4,996
Direct cost of services	—	(1,590)	(1,552)	(1,590)
Cost of goods sold	—	(1,610)	(3,131)	(1,610)
Employee compensation and benefits	—	(2,553)	(3,153)	(2,553)
Professional services	—	(1,007)	(2,141)	(1,007)
Occupancy-related costs	—	(1,036)	(642)	(1,036)
Other selling, general and administrative expenses	—	(1,071)	(2,454)	(1,071)
Depreciation and amortization	—	(370)	(38)	(370)
Segment loss	—	(4,241)	(6,114)	(4,241)
Consolidated operating income (loss) from reportable segments	25,518	(214,550)	(12,531)	(207,782)
All Other:
Revenues - Services and fees	11,961	22,610	31,157	44,092
Revenues - Sale of goods	318	419	841	1,034
Total revenues	12,279	23,029	31,998	45,126
Direct cost of services	(3,642)	(10,815)	(12,166)	(21,666)
Cost of goods sold	(365)	(550)	(821)	(1,138)
Employee compensation and benefits	(4,073)	(5,454)	(9,320)	(11,508)
Professional services	(573)	(821)	(1,230)	(1,418)
Occupancy-related costs	(2,930)	(2,485)	(3,935)	(5,165)
Other selling, general and administrative expenses	(650)	(2,954)	(6,732)	(5,838)
Depreciation and amortization	(618)	(1,508)	(2,028)	(2,591)
Corporate:
Revenues - Services and fees	563	—	1,693	—
Employee compensation and benefits	(9,642)	(11,096)	(20,280)	(24,548)
Professional services	(7,408)	(5,286)	(18,047)	(16,572)
Occupancy-related costs	(1,708)	(1,970)	(3,335)	(3,935)
Other selling, general and administrative expenses	4,530	2,032	6,690	8,739
Depreciation and amortization	(181)	(152)	(333)	(303)
Restructuring charge	(285)	—	(285)	—

Operating income (loss)	10,815	(232,580)	(50,662)	(248,599)
Interest income	492	797	1,978	1,460
Dividend income	122	460	257	3,464
Realized and unrealized (losses) gains on investments	10,216	(155,241)	(4,284)	(190,165)
Change in fair value of financial instruments and other	11,884	—	12,806	—
Gain on sale and deconsolidation of businesses	5,372	—	86,213	314
Gain on senior note exchange	44,454	—	54,986	—
Income from equity investments	25,603	10	25,051	6
(Loss) gain on extinguishment of debt	(10,266)	120	(20,693)	120
Interest expense:
Capital Markets segment	—	(156)	(49)	(312)
Communications segment	(1,560)	(2,407)	(3,213)	(5,017)
Consumer Products segment	(443)	(1,014)	(860)	(2,445)
E-Commerce segment	—	(257)	(396)	(257)
Corporate and other	(21,949)	(29,700)	(49,398)	(61,168)
Interest expense	(23,952)	(33,534)	(53,916)	(69,199)
Income (loss) from continuing operations before income taxes	74,740	(419,968)	51,736	(502,599)
Provision for income taxes	(3,053)	(29,183)	(11)	(7,853)
Income (loss) from continuing operations	71,687	(449,151)	51,725	(510,452)
Income from discontinued operations, net of income taxes	69,312	15,370	72,707	28,717
Net income (loss)	140,999	(433,781)	124,432	(481,735)
Net income (loss) attributable to noncontrolling interests	1,528	(177)	(5,064)	1,034
Net income (loss) attributable to B. Riley Financial, Inc.	139,471	(433,604)	129,496	(482,769)
Preferred stock dividends	2,015	2,015	4,030	4,030
Net income (loss) available to common shareholders	$137,456	$(435,619)	$125,466	$(486,799)

The following table presents revenues by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Services and fees
North America	$145,772	$202,909	$304,611	$416,990

Trading gains (losses), net
North America	27,680	(31,321)	11,509	(48,988)

Fair value adjustments on loans
North America	800	(175,582)	(7,296)	(187,783)

Interest income - loans
North America	3,853	18,508	7,049	40,643

Interest income - securities lending
North America	2,124	24,798	2,964	62,607

Sale of goods
North America	22,598	28,885	48,819	57,765
Australia	2,563	3,837	4,682	6,461
Europe, Middle East, and Africa	12,743	13,140	24,970	26,952
Asia	5,327	6,780	10,277	13,134
Latin America	1,842	2,931	3,780	4,694
Total - Sale of goods	45,073	55,573	92,528	109,006

Total Revenues
North America	202,827	68,197	367,656	341,234
Australia	2,563	3,837	4,682	6,461
Europe, Middle East, and Africa	12,743	13,140	24,970	26,952
Asia	5,327	6,780	10,277	13,134
Latin America	1,842	2,931	3,780	4,694
Total Revenues	$225,302	$94,885	$411,365	$392,475
The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	June 30, 2025	December 31, 2024
Long-lived Assets - Property and Equipment, net:
North America	$18,196	$18,327
Europe	148	217
Asia Pacific	58	81
Australia	50	54
Total	$18,452	$18,679

Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of the segments and therefore, total segment assets have not been disclosed.

NOTE 23 — SUBSEQUENT EVENTS
Exchange of Senior Notes

As discussed in more detail in Note 12 - Senior Notes Payable with respect to prior private exchange transactions, on July 11, 2025, the Company completed private exchange transactions with institutional investors pursuant to which aggregate principal amounts of Exchanged Notes of approximately $2,061 of the 6.50% Senior Notes Payable due September 30, 2026, $19,682 of the 5.00% Senior Notes due December 2026, $4,706 of the 6.00% Senior Notes due January 2028, and $16,389 of the 5.25% Senior Notes due August 2028 owned by the investors were exchanged for approximately $24,611 aggregate principal amount of newly-issued New Notes, whereupon the Exchanged Notes were cancelled.

Name Change
On November 11, 2025, the Company announced that our corporate name will be changed from B. Riley Financial, Inc. to BRC Group Holdings, Inc. (the “Name Change”), effective on January 1, 2026. Our trading symbol (“RILY”) and our CUSIP (05580M 108) will not change.

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
Except as otherwise required by the context, references in this Quarterly Report to the “Company,” “B. Riley,” “B. Riley Financial,” “BRC,” “we,” “us” or “our” refer to the combined business of B. Riley Financial, Inc. and all of its subsidiaries.
Overview
Description of the Company
B. Riley Financial Inc. (NASDAQ: RILY) (the “Company”) which is changing its name to BRC Group Holdings, Inc. (“BRC”) effective on January 1, 2026, is a diversified portfolio of companies, including financial services, telecom, and retail, and investments in equity, debt and venture capital. Our core financial services platform provides small cap and middle market companies customized end-to-end solutions at every stage of the enterprise life cycle. Our banking business offers comprehensive services in capital markets, sales, trading, research, merchant banking, M&A, and restructuring. Our wealth management business offers wealth management and financial planning services including brokerage, investment management, insurance, and tax preparation. Our telecom businesses provide consumer and business services including traditional, mobile and cloud phone, internet and data, security, and email. Our retail companies provide home furnishings and mobile computing accessories. BRC deploys its capital inside and outside its core financial services platform to generate shareholder value through opportunistic investments.
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
Our Business Segments

We maintain a diverse composition of businesses that operate in five reportable segments: Capital Markets, Wealth Management, Communications, Consumer Products, and E-Commerce segment. The descriptions below illustrate the businesses that comprise our segments.

Management evaluates many different financial and non-financial metrics to assess the individual performance of each of these various business segments. However, across most businesses, management primarily assesses each business’s financial performance based upon each of the businesses revenues and operating profits generated excluding non-cash charges and the impact of gains and losses related to securities and other investments held. Management believes that gains and losses on individual investments are generally impacted by individual characteristics specific to each investment and although this has an impact on our overall financial performance the impact of these gains and losses may not be indicative of the overall strength or weakness in each of our business operations. Additionally, in evaluating the financial performance of each of our businesses, management monitors the increase or decrease in operating results from period to period while factoring in the relative volatility inherent in each industry in which these businesses operate. Management recognizes that some of the Company’s businesses exhibit more volatile results.

Capital Markets Segment – We provide investment banking, equity research and institutional brokerage services to publicly traded and privately held companies, institutional investors, and financial sponsors; fund and asset management services to institutional and high-net-worth individual investors; and direct lending services to middle market companies. We also trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. We maintain an investment portfolio comprised of public and private equities and debt securities. We also opportunistically provide loans to our clients, and we engage in securities-based lending which involves the borrowing and lending of equity and fixed income securities.

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

Wealth Management Segment – We provide retail brokerage, investment management, and insurance, and tax preparation services to individuals and families, small businesses, non-profits, trusts, foundations, endowments, and qualified retirement plans through a boutique private wealth and investment management firm to meet the individual financial needs and goals of our customers. Our experienced financial advisors provide investment management, retirement planning, education planning, wealth transfer and trust coordination, and lending and liquidity solutions. Our investment strategists provide strategies and real-time market views and commentary to help our clients make important and informed financial and investment decisions.

Communications Segment – We own a number of businesses that comprises our Communications Segment that we have acquired for attractive risk-adjusted investment return characteristics. We may pursue future acquisitions to expand this portfolio of businesses which currently includes: Lingo Management, LLC (“Lingo”), a global cloud/unified communications and managed service provider that includes the operations of BullsEye Telecom, Inc. (“BullsEye”), a single source communications and cloud technology provider (previously merged into Lingo); Marconi Wireless Holdings, LLC (“Marconi Wireless”), a mobile virtual network operator that provides mobile phone voice, text, and data services and devices; magicJack VoIP Services, LLC (“magicJack”), a VoIP cloud-based technology and communications provider that offers related devices and subscription services; and United Online, Inc. (“UOL”), an Internet access provider that offers dial-up, mobile broadband and digital subscriber line services under the NetZero and Juno brands.

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

E-Commerce Segment – This segment is comprised of Nogin, Inc. (“Nogin”), which is a technology platform operating e-commerce stores that delivers Commerce-as-a-Service (“CaaS”) solutions for apparel brands and other retailers. The Company manages clients’ front-to-back-end operations of the e-commerce stores and also provides marketing services to their clients. The Company’s business model is based on providing a comprehensive e-commerce solution to its customers on a revenue sharing basis.

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

In prior years, we also generated operating revenues from our majority owned subsidiary that licenses the trademarks and intellectual properties from our ownership of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore, and we generated other income from dividends we receive from our equity ownership of investments that range from 10% to 50% in companies that license the trademark and intellectual property of the Hurley, Justice, and Scotch & Soda brands and bebe and Brookstone brands (equity ownership of bebe stores, inc. (“bebe”), our majority owned subsidiary). We also reported fair value adjustments from these equity investments since we elected to account for these equity investments using the fair value method of accounting. These operating results are included in discontinued operations and are expected to be deconsolidated as a result of the Sale by bebe and completion of the secured financing of the Brand Interests as discussed in Note 4 - Discontinued Operations and Assets Held for Sale to the accompanying unaudited condensed consolidated financial statements.

Securities and Other Investments Owned Portfolio – We have a portfolio of securities and other investments owned that consists of public equity securities, private equity securities, corporate bonds, other fixed income securities, and partnership interests and other investments as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$26,406	$45,012
Babcock & Wilcox Enterprises, Inc. - preferred stock	1,355	1,528
Double Down Interactive Co., Ltd - common stock	34,515	43,706
Synchronoss Technologies, Inc. - common stock	1,970	7,200
Other public equities	24,683	27,446
Total public equity securities	88,929	124,892

Private Equity Securities:
Other private equities	97,943	107,616
Total private equity securities	97,943	107,616

Total equity securities	186,872	232,508

Corporate bonds	33,252	29,027
Other fixed income securities	159	4,923
Partnership interest and other	22,069	15,867
Total securities and other investments owned	$242,352	$282,325

Securities and other investments owned was $242.4 million and $282.3 million as of June 30, 2025 and December 31, 2024, respectively. Of this amount, the carrying value of equity securities totaled $186.9 million and $232.5 million as of June 30, 2025 and December 31, 2024, respectively. Of these amounts, public equity securities totaled $88.9 million and $124.9 million as of June 30, 2025 and December 31, 2024, and private equity securities totaled $97.9 million and $107.6 million as of June 30, 2025 and December 31, 2024, respectively.
The carrying value of Babcock & Wilcox Enterprises, Inc’s (“B&W”). - common stock held as of June 30, 2025 and December 31, 2024 was $26.4 million and $45.0 million, respectively. The change in the carrying value for the six months ended June 30, 2025 was due to a decrease in the public share price during the period.
The carrying value of our Double Down Interactive Co., Ltd common stock held as of June 30, 2025 and December 31, 2024 was $34.5 million and $43.7 million, respectively. The change in the carrying value for the six months ended June 30, 2025 was primarily driven by sales of the securities and, to a lesser extent, a decrease in the public share price during the period.
The carrying value of our investments in other public equities held as of June 30, 2025 and December 31, 2024 was $24.7 million and $27.4 million, respectively. The change in the carrying value for the six months ended June 30, 2025 was driven by sales of certain other public equity securities and, to a lesser extent, decreases in the public share prices during the period.
The carrying value of our investments in other private equities held as of June 30, 2025 and December 31, 2024 was $97.9 million and $107.6 million, respectively. The decrease in the carrying value for the six months ended June 30, 2025 was driven by sales of certain private securities and, to a lesser extent, decreases in fair values during the period.

Recent Developments

Exchange of Senior Notes
As discussed in more detail in Note 12 - Senior Notes Payable with respect to prior private exchange transactions, on July 11, 2025, the Company completed private exchange transactions with institutional investors pursuant to which aggregate principal amounts of approximately $2.1 million of the 6.50% Senior Notes Payable due September 30, 2026, $19.7 million of the 5.00% Senior Notes due December 2026, $4.7 million of the 6.00% Senior Notes due January 2028, and $16.4 million of the 5.25% Senior Notes due August 2028 (collectively, the “Exchanged Notes”) owned by the investors were exchanged for approximately $24.6 million aggregate principal amount of newly-issued 8.00% Senior Secured Second Lien Notes due 2028 (the “New Notes”), whereupon the Exchanged Notes were cancelled.
Targus/FGI Credit Agreement
On August 20, 2025, Targus (“Targus Borrower”) and certain of its direct and indirect subsidiaries (the “FGI Loan Parties”) entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the “Targus/FGI Credit Agreement”) with FGI Worldwide LLC (“FGI”), as agent and for a three-year $30.0 million revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the existing Targus Credit Agreement (as more fully discussed in Note 11 — Term Loans and Revolving Credit Facility) with PNC Bank, National Association (“PNC”). The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028. The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term Secured Overnight Financing Rate for a period of 1 month plus 10 basis points, plus (c) 0.30% per month collateral management fee. The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement. As required under the Targus/FGI Credit Agreement, B. Riley Commercial Capital, LLC (“BRCC”), a wholly owned subsidiary of the Company, entered into an amendment to an existing intercompany loan and security agreement to extend an additional subordinated loan to the Targus Borrower at the closing of the Targus/FGI Credit Agreement in the amount of $5.0 million increasing the aggregate principal amount of such loan from $5.0 million to $10.0 million.
Name Change
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
At June 30, 2025 qualitative factors indicated it could be more likely than not that the carrying value of the Targus tradename in the Consumer Products segment could be impaired. In order to estimate the fair value of the Targus tradename management must make certain estimates and assumptions which, among other things, included an assessment of market conditions, projected cash flows, discount rates, and revenue growth rates. The inputs for the fair value calculations included a 3.5% growth rate to calculate the terminal value, a discount rate of 22.2%, and a royalty rate of 1.5%. This resulted in an impairment charge for the Targus tradename in the amount of $1.5 million at June 30, 2025. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge for the tradename. Any changes from our current estimates and assumptions that result in materially different estimates and assumptions in the future in response to changing economic conditions, changes in our business or for other reasons could result in the recognition of additional impairment charges in future periods. There were no impairments of goodwill or indefinite-lived intangibles of other reporting units identified in an interim basis during the six months ended June 30, 2025.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Revenues:
Services and fees	$145,772	$202,909	$(57,137)	(28.2)%
Trading gains (losses), net	27,680	(31,321)	59,001	(188.4)%
Fair value adjustments on loans	800	(175,582)	176,382	(100.5)%
Interest income - loans	3,853	18,508	(14,655)	(79.2)%
Interest income - securities lending	2,124	24,798	(22,674)	(91.4)%
Sale of goods	45,073	55,573	(10,500)	(18.9)%
Total revenues	225,302	94,885	130,417	137.4%
Operating expenses:
Direct cost of services	33,216	58,679	(25,463)	(43.4)%
Cost of goods sold	35,113	39,758	(4,645)	(11.7)%
Selling, general and administrative expenses	142,369	178,014	(35,645)	(20.0)%
Restructuring charge	321	20	301	n/m
Impairment of goodwill and tradenames	1,500	27,681	(26,181)	(94.6)%
Interest expense - Securities lending and loan participations sold	1,968	23,313	(21,345)	(91.6)%
Total operating expenses	214,487	327,465	(112,978)	(34.5)%
Operating income (loss)	10,815	(232,580)	243,395	(104.7)%
Other income (expense):
Interest income	492	797	(305)	(38.3)%
Dividend income	122	460	(338)	(73.5)%
Realized and unrealized gains (losses) on investments	10,216	(155,241)	165,457	(106.6)%
Change in fair value of financial instruments and other	11,884	—	11,884	n/m
Gain on sale and deconsolidation of businesses	5,372	—	5,372	n/m
Gain on senior note exchange	44,454	—	44,454	n/m
Income from equity investments	25,603	10	25,593	n/m
(Loss) gain on extinguishment of debt	(10,266)	120	(10,386)	n/m
Interest expense	(23,952)	(33,534)	9,582	(28.6)%
Income (loss) from continuing operations before income taxes	74,740	(419,968)	494,708	(117.8)%
Provision for income taxes	(3,053)	(29,183)	26,130	(89.5)%
Income (loss) from continuing operations	71,687	(449,151)	520,838	(116.0)%
Income from discontinued operations, net of income taxes	69,312	15,370	53,942	n/m
Net income (loss)	140,999	(433,781)	574,780	(132.5)%
Net income (loss) attributable to noncontrolling interests	1,528	(177)	1,705	n/m
Net income (loss) attributable to B. Riley Financial, Inc.	139,471	(433,604)	573,075	(132.2)%
Preferred stock dividends	2,015	2,015	—	—%
Net income (loss) available to common shareholders	$137,456	$(435,619)	$573,075	(131.6)%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Services and fees:
Capital Markets segment	$39,095	$50,242	$(11,147)	(22.2)%
Wealth Management segment	33,421	49,582	(16,161)	(32.6)%
Communications segment	60,732	77,744	(17,012)	(21.9)%
E-Commerce segment	—	2,731	(2,731)	(100.0)%
All Other	12,524	22,610	(10,086)	(44.6)%
Subtotal	145,772	202,909	(57,137)	(28.2)%

Trading gains (losses), net:
Capital Markets segment	22,480	(32,612)	55,092	(168.9)%
Wealth Management segment	5,200	1,291	3,909	n/m
Subtotal	27,680	(31,321)	59,001	(188.4)%

Fair value adjustments on loans:
Capital Markets segment	800	(175,582)	176,382	(100.5)%

Interest income - loans:
Capital Markets segment	3,853	18,508	(14,655)	(79.2)%

Interest income - securities lending:
Capital Markets segment	2,124	24,798	(22,674)	(91.4)%

Sale of goods:
Communications segment	1,471	1,465	6	0.4%
Consumer Products segment	43,284	51,424	(8,140)	(15.8)%
E-Commerce segment	—	2,265	(2,265)	(100.0)%
All Other	318	419	(101)	(24.1)%
Subtotal	45,073	55,573	(10,500)	(18.9)%

Total revenues	$225,302	$94,885	$130,417	137.4%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues increased $130.4 million to $225.3 million during the three months ended June 30, 2025 from $94.9 million during the three months ended June 30, 2024. The increase in revenues during the three months ended June 30, 2025 was primarily due to increases in fair value adjustments on loans of $176.4 million, and increases in fair value of the portfolio of securities and other investments owned of $59.0 million, partially offset by decreases in revenues from services and fees of $57.1 million, interest income from securities lending of $22.7 million, interest income from loans of $14.7 million, and sale of goods of $10.5 million. Of the $176.4 million increase in fair value adjustments related to loans, $150.3 million related to the loan to Vintage Capital Management, LLC (“VCM”), $12.0 million related to Freedom VCM Receivables, Inc. (“Freedom VCM”), $7.4 million related to W.S. Badcock Corporation (“Badcock”) and $7.2 million related to the loan to Conn’s Inc. (“Conn’s”). The decrease in revenue of $57.1 million from services and fees in the three months ended June 30, 2025 consisted of decreases in revenue of $17.0 million in the Communications segment, $16.2 million in the Wealth Management segment, $11.1 million in the Capital Markets segment, $10.1 million in All Other, and $2.7 million in the E-Commerce segment.
Revenues from services and fees in the Capital Markets segment decreased $11.1 million to $39.1 million during the three months ended June 30, 2025 from $50.2 million during the three months ended June 30, 2024. The decrease in revenues was primarily due to decreases of $7.7 million of corporate finance, consulting, and investment banking fees, $2.4 million in commission fees, $1.7 million of interest income, $0.4 million in asset management fees, and $0.4 million in dividends, partially offset by an increase of $1.5 million in other income. The decrease in investment banking revenues is related to the episodic nature of this business and the decline in business due to the late SEC filings of the parent company. The decreases in investment banking revenues were $22.9 million in at the market fees, $9.4 million in mergers and acquisitions advisory fees, $5.2 million in investment banking underwriting fees, and $2.9 million in private placement fees.

Revenues from the Wealth Management segment are comprised of the following:

	Three Months Ended June 30,
	2025	2024
Revenues - Services and fees
Brokerage revenues	$15,369	$22,824
Advisory revenues	12,163	20,216
Other	5,889	6,542
Total services and fees revenue	33,421	49,582
Trading gains, net	5,200	1,291
Total revenues	$38,621	$50,873

Revenues from brokerage and advisory decreased $15.5 million to $27.5 million during the three months ended June 30, 2025 from $43.0 million during the three months ended June 30, 2024. The decrease in revenues was primarily due to decreases in revenue of from wealth and asset management fees due to a reduction in AUM which was driven by a loss of headcount of wealth management advisors and the Stifel transaction in April 2025. Refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for additional information. Total assets under management were approximately $13.7 billion and $25.6 billion at June 30, 2025 and June 30, 2024, respectively. Of these amounts, advisory assets under management totaled approximately $4.6 billion at June 30, 2025 and $8.0 billion at June 30, 2024. Advisory revenues were 0.27% and 0.25% of average advisory assets under management during the three months ended June 30, 2025 and 2024, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Broker revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. Other revenues is primarily comprised of tax service fees and management fees earned from comprehensive client focused services performed.
Revenues from services and fees in the Communications segment decreased $17.0 million to $60.7 million during the three months ended June 30, 2025 from $77.7 million during the three months ended June 30, 2024. The decrease in revenues was primarily due to decreases in subscription revenue of $16.7 million, $10.7 million of which related to divestiture of the Lingo wholesale carrier business in the third quarter of fiscal year 2024. Of the remaining $6.0 million decrease in subscription revenue, $3.4 million was from Lingo, $1.4 million was from Marconi Wireless, $0.8 million was from magicJack, and $0.4 million was from UOL. We expect Lingo, magicJack, Marconi Wireless and UOL subscription revenue to continue to decline year-over-year as landline and VoIP technologies are older and cellular services are offered in a highly competitive marketplace.
There were no revenues from services and fees in the E-Commerce segment during the three months ended June 30, 2025. This segment consisted of Nogin which we deconsolidated in the first quarter of 2025. Refer to Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information.
Revenues from services and fees in All Other decreased $10.1 million to $12.5 million during the three months ended June 30, 2025 from $22.6 million during the three months ended June 30, 2024. These revenues include merchandise rental fees and sales from bebe, and the operations of a regional environmental services business, which was sold in the first quarter of 2025. Revenues from services and fees in All Other decreased by $9.5 million related to the regional environmental services business, and $1.1 million related to merchandise rental fees from bebe, partially offset by an increase in revenues of $0.6 million in other revenue.
Trading gains (losses), net increased $59.0 million to income of $27.7 million during the three months ended June 30, 2025 compared to loss of $31.3 million during the three months ended June 30, 2024. The income of $27.7 million during the three months ended June 30, 2025 was primarily due to realized and unrealized income on investments made in our proprietary trading accounts, primarily $13.4 million on Applied Digital Corporation (“Applied Digital”), $4.5 million on Babcock & Wilcox Enterprises, Inc. (“B&W”) and $4.0 million on Channell Commercial Corporation (“Channell”).
In our Capital Markets segment we have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

				Fair Value Adjustments on Loans
		Loans Receivable, at Fair Value		Three Months Ended June 30,
	Industry or Type of Loan	June 30, 2025	December 31, 2024
				2025	2024
Related Party Loans:
Vintage Capital Management, LLC	Retail / consumer	$1,468	$2,057	$(866)	$(151,147)
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	—	3,913	—	(12,039)
Conn’s, Inc.	Retail / consumer	11,000	38,826	—	(7,230)
W.S. Badcock Corporation	Consumer receivable portfolio	—	2,169	—	(7,396)
Great American Holdings, LLC	Professional Services	4,700	—	—	—
Other related party loans	Professional Services, Industrials, Oil & Gas	2,202	4,937	(126)	194
Total related party		19,370	51,902	(992)	(177,618)

Exela Technologies, Inc.	Technology	29,610	32,136	2,049	55
Core Scientific, Inc.	Technology	—	—	—	—
Norlin EV Limited	Real Estate	—	6,065	(257)	21
Other loans	Various	—	—	—	1,960
Total		$48,980	$90,103	$800	$(175,582)

The fair value adjustments on loans receivable for the three months ended June 30, 2025 and 2024, were $0.8 million and $(175.6) million, respectively. During the three months ended June 30, 2025 and 2024, fair value adjustments for other loans receivable totaled $1.8 million and $2.0 million, respectively.
The $176.4 million favorable variance in fair value adjustment related to our loans receivable during the three months ended June 30, 2025 was primarily driven by $150.3 million related to the VCM, $12.0 million related to Freedom VCM, $7.4 million related to Badcock and $7.2 million related to Conn’s.
Interest income from loans decreased $14.7 million to $3.9 million during the three months ended June 30, 2025 from $18.5 million during the three months ended June 30, 2024. The decrease was primarily due to non-accrual of interest on the following adjusted loans: $6.1 million for VCM, $3.4 million for Conn’s, $2.2 million for Freedom VCM, which was sold in February 2025, and $1.6 million for Nogin, as well as a reduction in loan receivable balances from $229.2 million as of June 30, 2024 to $49.0 million as of June 30, 2025.

Interest income from securities lending decreased $22.7 million to $2.1 million during the three months ended June 30, 2025 from $24.8 million during the three months ended June 30, 2024. The decrease was due to a reduction in the securities borrowed balance from $743.0 million as of June 30, 2024 to $72.3 million as of June 30, 2025 and decreases of revenue from business decline due to counterparties constraining their business activity.
Revenues from the sale of goods decreased $10.5 million to $45.1 million during the three months ended June 30, 2025 from $55.6 million during the three months ended June 30, 2024. The decrease was primarily related to decreases of $8.1 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide, $2.3 million from Nogin in the E-Commerce segment, which was deconsolidated in the first quarter of 2025, and $0.1 million in All Other consisting of sales of goods from bebe.
Operating Expenses
Direct cost of services
Direct cost of services decreased $25.5 million to $33.2 million during the three months ended June 30, 2025 from $58.7 million during the three months ended June 30, 2024. The decrease in direct cost of services was primarily attributable to a decrease of $16.7 million from the Communications segment, $11.4 million of which was attributable to divestiture of the Lingo wholesale carrier business in the third quarter of fiscal year 2024, $7.2 million from All Other, consisting of $6.5 million from the regional environmental services business that was sold in the first quarter of 2025, and $0.7 million from bebe, and $1.6 million from the E-Commerce segment, consisting of Nogin which was deconsolidated in the first quarter of 2025.
Cost of goods sold
Cost of goods sold for the three months ended June 30, 2025 decreased $4.6 million to $35.1 million from $39.8 million during the three months ended June 30, 2024. The decrease in cost of goods sold was primarily attributable to decreases of $3.0 million in the Consumer Products segment, due to lower sales volume, and $1.6 million from the E-Commerce segment, consisting of Nogin which was deconsolidated in the first quarter of 2025.
Selling, general and administrative expenses
Selling, general and administrative expenses during the three months ended June 30, 2025 and 2024 were comprised of the following:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$44,626	31.3%	$50,551	28.4%	$(5,925)	(11.7)%
Wealth Management segment	39,940	28.1%	49,205	27.6%	(9,265)	(18.8)%
Communications segment	19,929	14.0%	25,478	14.3%	(5,549)	(21.8)%
Consumer Products segment	14,621	10.3%	17,049	9.6%	(2,428)	(14.2)%
E-Commerce segment	—	—%	6,037	3.4%	(6,037)	(100.0)%
Corporate and All Other	23,253	16.3%	29,694	16.7%	(6,441)	(21.7)%
Total selling, general & administrative expenses	$142,369	100.0%	$178,014	100.0%	$(35,645)	(20.0)%
Total selling, general and administrative expenses decreased by $35.6 million to $142.4 million during the three months ended June 30, 2025 from $178.0 million during the three months ended June 30, 2024. The decrease was primarily due to decreases of $9.3 million in the Wealth Management segment, $6.4 million in Corporate and All Other, $6.0 million in the E-Commerce segment $5.9 million in the Capital Markets segment, $5.5 million in the Communications segment and $2.4 million in the Consumer Products segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment decreased by $5.9 million to $44.6 million during the three months ended June 30, 2025 from $50.6 million during the three months ended June 30, 2024. The decrease was primarily due to decreases of $4.9 million in employee compensation and benefit related expenses, which primarily related to decreases in commissions paid, share based compensation and other payroll expenses largely related to reduced revenue and loss of headcount, and $1.3 million in other expenses, $0.3 million in occupancy-related costs, partially offset by an increase of $0.6 million in professional services.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $9.3 million to $39.9 million during the three months ended June 30, 2025 from $49.2 million during the three months ended June 30, 2024, primarily due to decreases of $9.8 million in employee compensation and benefit related expenses, which primarily related to decreases in commissions paid, bonuses and other payroll expenses due to a decrease in headcount, which aligns with the decrease in revenue, $0.6 million in depreciation and amortization expense, and $0.5 million in other expenses, partially offset by an increase of $1.6 million in occupancy-related costs, due to multiple office closures and lease impairments as a result of the Stifel transaction.
Communications
Selling, general and administrative expenses in the Communications segment decreased $5.5 million to $19.9 million for the three months ended June 30, 2025 from $25.5 million for the three months ended June 30, 2024. The decrease was primarily due to decreases of $1.8 million in employee compensation and benefit related expenses due to lower headcount, lower commissions and sale of the Lingo carrier business in the third quarter of 2024, $1.1 million in depreciation and amortization expenses due to items being fully amortized in 2024, $1.0 million in professional services, $0.8 million in other expenses, and $0.8 million in occupancy-related costs.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased $2.4 million to $14.6 million for the three months ended June 30, 2025 from $17.0 million during the three months ended June 30, 2024. The decrease was primarily due to decreases of $1.4 million in professional services, $0.8 million in employee compensation and benefit related expenses due to reduced headcount, and $0.2 million in other expenses due to efforts to reduce costs.
E-Commerce
There were no selling, general and administrative expenses in the E-Commerce segment during the three months ended June 30, 2025. This segment consisted of Nogin which we deconsolidated in the first quarter of 2025. Refer to Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other decreased $6.4 million to $23.3 million during the three months ended June 30, 2025 from $29.7 million during the three months ended June 30, 2024. The decrease was primarily due to $2.8 million in employee compensation and benefit related expenses primarily driven by a decrease in the regional environmental services business that was sold in the first quarter of 2025, $1.7 million in legal settlements, $1.6 million in transaction costs, $1.3 million in other expenses and, $0.9 million in depreciation and amortization, partially offset by an increase of $1.9 million in professional services.
Impairment of Goodwill and Tradenames. We recognized non-cash impairment charges of $1.5 million during the three months ended June 30, 2025 related to tradenames in the Consumer Products segment. We recognized non-cash impairment charges of $27.7 million during the three months ended June 30, 2024 consisting of $26.7 million of goodwill and $1.0 million of tradenames in the Consumer Products segment.
Interest Expense - Securities Lending and Loan Participations Sold. Interest Expense - Securities Lending and Loan Participations Sold decreased $21.3 million to $2.0 million during the three months ended June 30, 2025 from

$23.3 million for the three months ended June 30, 2024. The decrease was due to a decrease in the securities loaned and loan participations sold balances from $733.6 million as of June 30, 2024 to $65.1 million as of June 30, 2025.
Other Income (Expense). Other income included interest income of $0.5 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively. Dividend income was $0.1 million during the three months ended June 30, 2025 compared to $0.5 million during the three months ended June 30, 2024. Realized and unrealized (losses) gains on investments was a gain of $10.2 million during the three months ended June 30, 2025 compared to a loss of $155.2 million during the three months ended June 30, 2024, which is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Three Months Ended June 30,
	2025	2024
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$3,440	$3,799
Babcock & Wilcox Enterprises, Inc. - preferred stock	289	(429)
Double Down Interactive Co., Ltd - common stock	(1,847)	7,691
Synchronoss Technologies, Inc. - common stock	—	974
Applied Digital Corporation - common stock	5,383	—
Other public equities	(803)	(4,760)
Subtotal	6,462	7,275

Private Equity Securities:
Freedom VCM Holdings, LLC	—	(139,355)
Kanaci Technologies, LLC	—	(9,818)
BJES Holdings, LLC	—	(15,911)
Other private equities	415	2,622
Subtotal	415	(162,462)

Corporate bonds	3,339	939
Partnership interest and other	—	(993)
Total	$10,216	$(155,241)
The favorable variance of $165.5 million was primarily due to unfavorable fair value adjustments recorded in the prior year quarter of $139.4 million for Freedom VCM, $15.9 million for BJES Holdings, LLC, and $9.8 million for Kanaci Technologies, LLC, partially offset by a favorable fair value adjustments recorded in the prior year quarter of $7.7 million for Double Down Interactive Co., Ltd..
Other income (expense) also includes change in fair value of financial instruments and other was a gain of $11.9 million during the three months ended June 30, 2025. Gain on senior note exchange was $44.5 million during the three months ended June 30, 2025. Income from equity investments was $25.6 million during the three months ended June 30, 2025. Loss on extinguishment of debt during the three months ended June 30, 2025 was $10.3 million compared to a gain of $0.1 million during the three months ended June 30, 2024.
Interest expense was $24.0 million during the three months ended June 30, 2025 compared to $33.5 million during the three months ended June 30, 2024. The decrease in interest expense was due to lower debt balances during the three months ended June 30, 2025. The decreases in interest expense primarily consisted of $6.2 million from the Nomura term loan as described in Note 11 to the accompanying unaudited condensed consolidated financial statements (“Nomura Term Loan”), $5.7 million from the issuance of New Notes, $1.4 million from the Lingo term loan as described in Note 11 to the accompanying unaudited condensed consolidated financial statements (“Lingo Term Loan”), $0.5 million from the Nomura revolving credit facility as described in Note 11 to the accompanying unaudited condensed consolidated financial statements (“Nomura Revolver”), $0.5 million and $0.1 million from the Targus term loan and revolver, respectively (each as described in Note 11 to the accompanying unaudited condensed consolidated financial statements, the “Targus Term Loan” and the “Targus Revolver”), $0.2 million from the Nogin secured convertible promissory note as described in Note 10 to the accompanying unaudited condensed consolidated financial statements (“Nogin Note”), and partially offset by increases in interest expense of $4.6 million from the Oaktree term loan as described in Note 11 to the accompanying unaudited condensed consolidated financial statements (“Oaktree Term Loan”), and $0.6 million from the BRPAC term loan as described in Note 11 to the accompanying unaudited condensed consolidated financial statements (“BRPAC Term Loan”).
Provision for Income Taxes. Provision for income taxes was $3.1 million during the three months ended June 30, 2025 compared to $29.2 million during the three months ended June 30, 2024. The effective income tax rate was 4.1% for the three months ended June 30, 2025 as compared to 6.9% for the three months ended June 30, 2024.

(Loss) Income from Discontinued Operations, Net of Income Taxes. On October 25, 2024, we and our subsidiary bebe completed a transaction for our brand assets yielding approximately $236.0 million in cash proceeds. The results have been presented as discontinued operations for the three months ended June 30, 2024. Income from discontinued operations, net of tax, for Brands Transaction, as described in Note 4 to the accompanying unaudited condensed consolidated financial statements, was $15.5 million during the three months ended June 30, 2024.

On November 15, 2024, we completed the sale of our Appraisal and Valuation Services, Real Estate, and Retail, Wholesale & Industrial Solutions businesses (collectively, the “Great American Group”) and its results have been presented as discontinued operations for the three months ended June 30, 2024. Loss from discontinued operations, net of income taxes was $(6.2) million during the three months ended June 30, 2024.

On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner Advisory & Capital Group, LLC (“GlassRatner”) and B. Riley Farber Advisory Inc. (“Farber”) and their results have been presented as discontinued operations for the three months ended June 30, 2025 and 2024. Income from discontinued operations, net of tax for GlassRatner and Farber was $69.3 million for the three months ended June 30, 2025, compared to income from discontinued operations of $6.0 million during the three months ended June 30, 2024. Refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for additional information.
Preferred Stock Dividends. Preferred stock dividends include $2.0 million of unpaid dividends for the three months ended June 30, 2025 and in the comparable prior year period include paid dividends of $2.0 million. On January 21, 2025, the Company announced that we had temporarily suspended dividends on our Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.
Dividends on the Series A preferred paid during the three months ended June 30, 2024 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the three months ended June 30, 2024 were $0.4609375 per depository share.
Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Revenues:
Services and fees	$304,611	$416,990	$(112,379)	(27.0)%
Trading gains (losses), net	11,509	(48,988)	60,497	(123.5)%
Fair value adjustments on loans	(7,296)	(187,783)	180,487	(96.1)%
Interest income - loans	7,049	40,643	(33,594)	(82.7)%
Interest income - securities lending	2,964	62,607	(59,643)	(95.3)%
Sale of goods	92,528	109,006	(16,478)	(15.1)%
Total revenues	411,365	392,475	18,890	4.8%
Operating expenses:
Direct cost of services	75,916	118,349	(42,433)	(35.9)%
Cost of goods sold	71,846	78,585	(6,739)	(8.6)%
Selling, general and administrative expenses	309,757	356,954	(47,197)	(13.2)%
Restructuring charge	321	809	(488)	(60.3)%
Impairment of goodwill and tradenames	1,500	27,681	(26,181)	(94.6)%
Interest expense - Securities lending and loan participations sold	2,687	58,696	(56,009)	(95.4)%
Total operating expenses	462,027	641,074	(179,047)	(27.9)%
Operating loss	(50,662)	(248,599)	197,937	(79.6)%
Other income (expense):
Interest income	1,978	1,460	518	35.5%
Dividend income	257	3,464	(3,207)	(92.6)%
Realized and unrealized losses on investments	(4,284)	(190,165)	185,881	(97.7)%
Change in fair value of financial instruments and other	12,806	—	12,806	n/m
Gain on sale and deconsolidation of businesses	86,213	314	85,899	n/m
Gain on senior note exchange	54,986	—	54,986	n/m
Income from equity investments	25,051	6	25,045	n/m
(Loss) gain on extinguishment of debt	(20,693)	120	(20,813)	n/m
Interest expense	(53,916)	(69,199)	15,283	(22.1)%
Income (loss) from continuing operations before income taxes	51,736	(502,599)	554,335	(110.3)%
Provision for income taxes	(11)	(7,853)	7,842	(99.9)%
Income (loss) from continuing operations	51,725	(510,452)	562,177	(110.1)%
Income from discontinued operations, net of income taxes	72,707	28,717	43,990	153.2%
Net income (loss)	124,432	(481,735)	606,167	(125.8)%
Net (loss) income attributable to noncontrolling interests	(5,064)	1,034	(6,098)	n/m
Net income (loss) attributable to B. Riley Financial, Inc.	129,496	(482,769)	612,265	(126.8)%
Preferred stock dividends	4,030	4,030	—	—%
Net income (loss) available to common shareholders	$125,466	$(486,799)	$612,265	(125.8)%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Services and fees:
Capital Markets segment	$64,300	$110,589	$(46,289)	(41.9)%
Wealth Management segment	80,087	100,764	(20,677)	(20.5)%
Communications segment	123,905	158,814	(34,909)	(22.0)%
E-Commerce segment	3,469	2,731	738	27.0%
All Other	32,850	44,092	(11,242)	(25.5)%
Subtotal	304,611	416,990	(112,379)	(27.0)%

Trading gains (losses), net:
Capital Markets segment	5,697	(50,879)	56,576	(111.2)%
Wealth Management segment	5,812	1,891	3,921	n/m
Subtotal	11,509	(48,988)	60,497	(123.5)%

Fair value adjustments on loans:
Capital Markets segment	(7,296)	(187,783)	180,487	(96.1)%

Interest income - loans:
Capital Markets segment	7,049	40,643	(33,594)	(82.7)%

Interest income - securities lending:
Capital Markets segment	2,964	62,607	(59,643)	(95.3)%

Sale of goods:
Communications segment	2,772	2,761	11	0.4%
Consumer Products segment	85,387	102,946	(17,559)	(17.1)%
E-Commerce segment	3,528	2,265	1,263	55.8%
All Other	841	1,034	(193)	(18.7)%
Subtotal	92,528	109,006	(16,478)	(15.1)%

Total revenues	$411,365	$392,475	$18,890	4.8%

_______________________________________________
n/m - Not applicable or not meaningful.
Total revenues increased $18.9 million to $411.4 million during the six months ended June 30, 2025 from $392.5 million during the six months ended June 30, 2024. The increase in revenues during the six months ended June 30, 2025 was primarily due to increases in revenue from fair value adjustments on loans of $180.5 million, and in the fair value of the portfolio of securities and other investments owned of $60.5 million, partially offset by decreases in revenues from services and fees of $112.4 million, interest income from securities lending of $59.6 million, interest income from loans of $33.6 million, and sale of goods of $16.5 million. Of the $180.5 million increase in fair value adjustments related to loans, $167.8 million related to VCM, $15.1 million related to the loan to Freedom VCM, and $7.1 million related to Badcock, partially offset by a decrease of $8.5 million related to Core Scientific, Inc. (“Core Scientific”). The decrease in revenue from services and fees in the six months ended June 30, 2025 consisted of decreases in revenue of $46.3 million in the

Capital Markets segment, and $34.9 million in the Communications segment, and $20.7 million in the Wealth Management segment, and $11.2 million in All Other, partially offset by an increase in revenue of $0.7 million in the E-Commerce segment.
Revenues from services and fees in the Capital Markets segment decreased $46.3 million to $64.3 million during the six months ended June 30, 2025 from $110.6 million during the six months ended June 30, 2024. The decrease in revenues was primarily due to decreases of $40.2 million of corporate finance, consulting, and investment banking fees, $5.4 million in commission fees, $2.6 million in interest income and $1.4 million in dividends, $0.8 million in other income, partially offset by an increase of $4.1 million in advisory fees related to the Innovation X and GACP II funds. The decrease in investment banking revenues is related to the episodic nature of this business and the decline in business due to the late SEC filings of the parent company. The decreases in investment banking revenues were $33.5 million in at the market fees, $20.6 million in mergers and acquisitions advisory fees, $12.7 million in investment banking underwriting fees, and $6.7 million in private placement fees.

Revenues from the Wealth Management segment are comprised of the following:

	Six Months Ended June 30,
	2025	2024
Revenues - Services and fees
Brokerage revenues	$33,715	$46,493
Advisory revenues	28,597	39,566
Other	17,775	14,705
Total services and fees revenue	80,087	100,764
Trading gains, net	5,812	1,891
Total revenues	$85,899	$102,655

Revenues from brokerage and advisory decreased $23.7 million to $62.3 million during the six months ended June 30, 2025 from $86.1 million during the six months ended June 30, 2024. The decrease in revenues was primarily due to decreases in revenue of from wealth and asset management fees due to a reduction in AUM which was driven by a loss of headcount of wealth management advisors and the Stifel transaction in April 2025. Refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for additional information. Total assets under management were approximately $13.7 billion and $25.6 billion at June 30, 2025 and June 30, 2024, respectively. Of these amounts, advisory assets under management totaled approximately $4.6 billion at June 30, 2025 and $8.0 billion at June 30, 2024. Advisory revenues were 0.26% and 0.25% of average advisory assets under management during the six months ended June 30, 2025 and 2024, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Broker revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. Other revenues is primarily comprised of tax service fees and management fees earned from comprehensive client focused services performed.
Revenues from services and fees in the Communications segment decreased $34.9 million to $123.9 million during the six months ended June 30, 2025 from $158.8 million during the six months ended June 30, 2024. The decrease in revenues was primarily due to decreases in subscription revenue of $34.3 million, $23.1 million of which related to divestiture of the Lingo wholesale carrier business in the third quarter of fiscal year 2024. Of the remaining $11.2 million decrease in subscription revenue, $6.3 million was from Lingo, $2.4 million was from Marconi Wireless, $1.9 million was from magicJack, and $0.6 million was from UOL. We expect Lingo, UOL, magicJack, and Marconi Wireless subscription revenue to continue to decline year-over-year as landline and VoIP technologies are older and cellular services are offered in a highly competitive marketplace.
Revenues from services and fees in the E-Commerce segment were $3.5 million during the six months ended June 30, 2025. This segment consisted of Nogin which we deconsolidated in the first quarter of 2025. Refer to Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information.
Revenues from services and fees in All Other decreased $11.2 million to $32.9 million during the six months ended June 30, 2025 from $44.1 million during the six months ended June 30, 2024. These revenues include merchandise rental fees and sales from bebe, and the operations of a regional environmental services business, which was sold in the first quarter of 2025. Revenues from services and fees in All Other decreased by $10.1 million due to the operations of a regional environmental services business, and $2.9 million related to merchandise rental fees from bebe, partially offset by an increase of $1.7 million in other revenue.
Trading gains (losses), net increased $60.5 million to income of $11.5 million during the six months ended June 30, 2025 compared to a loss of $49.0 million during the six months ended June 30, 2024. The income of $11.5 million during the six months ended June 30, 2025 was primarily due to realized and unrealized income on investments made in our proprietary trading accounts, primarily $13.4 million for APLD, and $4.0 million for Channell, partially offset by losses of $10.6 million for B&W.

In our Capital Markets segment we have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

				Fair Value Adjustments on Loans
		Loans Receivable, at Fair Value		Six Months Ended June 30,
	Industry or Type of Loan	June 30, 2025	December 31, 2024
				2025	2024
Related Party Loans:
Vintage Capital Management, LLC	Retail / consumer	$1,468	$2,057	$(589)	$(168,385)
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	—	3,913	1,393	(13,721)
Conn’s, Inc.	Retail / consumer	11,000	38,826	(4,065)	(8,484)
W.S. Badcock Corporation	Consumer receivable portfolio	—	2,169	250	(6,845)
Great American Holdings, LLC	Professional Services	4,700	—	—	—
Other related party loans	Professional Services, Industrials, Oil & Gas	2,202	4,937	(126)	692
Total related party		19,370	51,902	(3,137)	(196,743)

Exela Technologies, Inc.	Technology	29,610	32,136	(630)	268
Core Scientific, Inc.	Technology	—	—	—	8,473
Norlin EV Limited	Real Estate	—	6,065	(484)	49
Other loans	Various	—	—	(3,045)	170
Total		$48,980	$90,103	$(7,296)	$(187,783)

During the six months ended June 30, 2025 and 2024, fair value adjustments for loans receivable from related parties totaled $(3.1) million and $(196.7) million, respectively. During the six months ended June 30, 2025 and 2024, fair value adjustments for other loans receivable totaled $(4.2) million and $9.0 million, respectively.
The $180.5 million favorable variance in fair value adjustment related to our loans receivable during the six months ended June 30, 2025 was primarily driven by $167.8 million related to VCM loan, $15.1 million related to the loan to Freedom VCM, and $7.1 million related to Badcock loan, partially offset by a decrease of $8.5 million related to the Core Scientific loan.
Interest income - loans decreased $33.6 million to $7.0 million during the six months ended June 30, 2025 from $40.6 million during the six months ended June 30, 2024. The decrease was primarily due to non-accrual of interest on the following adjusted loans: $12.2 million for VCM, $7.4 million for Conn’s, $4.4 million for Freedom VCM, which was sold in February 2025, and $3.5 million for Nogin, as well as a reduction in loan receivable balances from $229.2 million as of June 30, 2024 to $49.0 million as of June 30, 2025.
Interest income – securities lending decreased $59.6 million to $3.0 million during the six months ended June 30, 2025 from $62.6 million during the six months ended June 30, 2024. The decrease was due to a reduction in the securities borrowed balance from $743.0 million as of June 30, 2024 to $72.3 million as of June 30, 2025 and decreases of revenue from business decline due to counterparties constraining their business activity.
Revenues from the sale of goods decreased $16.5 million to $92.5 million during the six months ended June 30, 2025 from $109.0 million during the six months ended June 30, 2024. The decrease in revenues from sale of goods was attributable to decreases of $17.6 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide, and $0.2 million from All Other consisting of sale of goods from bebe, partially offset by an increase of $1.3 million from Nogin in the E-Commerce segment.
Operating Expenses
Direct Cost of Services
Direct cost of services decreased $42.4 million to $75.9 million during the six months ended June 30, 2025 from $118.3 million during the six months ended June 30, 2024. The decrease in direct cost of services was primarily attributable to decreases of $32.9 million from the Communications segment, $24.9 million of which was attributable to divestiture of the Lingo wholesale carrier business in the third quarter of fiscal year 2024, and $9.5 million from All Other consisting of $8.1 million from the regional environmental services business, which was sold in the first quarter of 2025, and $1.4 million from bebe.
Cost of goods sold
Cost of goods sold for the six months ended June 30, 2025 decreased $6.7 million to $71.8 million from $78.6 million during the six months ended June 30, 2024. The decrease in cost of goods sold was primarily attributable to decreases of $8.2 million in the Consumer Products segment, due to lower sales volume, and $0.3 million from All Other consisting of bebe, partially offset by increases of $1.5 million from the E-Commerce segment, consisting of Nogin which we acquired in the second quarter of 2024 and deconsolidated in the first quarter of 2025, and $0.3 million in the Communications segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the six months ended June 30, 2025 and 2024 were comprised of the following:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$86,463	27.9%	$104,546	29.3%	$(18,083)	(17.3)%
Wealth Management segment	85,494	27.6%	99,308	27.8%	(13,814)	(13.9)%
Communications segment	40,586	13.1%	49,353	13.8%	(8,767)	(17.8)%
Consumer Products segment	30,236	9.8%	34,571	9.7%	(4,335)	(12.5)%
E-Commerce segment	8,428	2.7%	6,037	1.7%	2,391	39.6%
Corporate and All Other	58,550	18.9%	63,139	17.7%	(4,589)	(7.3)%
Total selling, general & administrative expenses	$309,757	100.0%	$356,954	100.0%	$(47,197)	(13.2)%
Total selling, general and administrative expenses decreased by $47.2 million to $309.8 million during the six months ended June 30, 2025 from $357.0 million during the six months ended June 30, 2024. The decrease was primarily due to decreases of $18.1 million in the Capital Markets segment, $13.8 million in the Wealth Management segment, $8.8 million in the Communications segment, $4.6 million in Corporate and All Other, and $4.3 million in the Consumer Products segment, partially offset by an increase of $2.4 million in the E-Commerce segment.

Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $18.1 million to $86.5 million during the six months ended June 30, 2025 from $104.5 million during the six months ended June 30, 2024. The decrease was primarily due to decreases of $21.7 million in employee compensation and benefit related expenses, which primarily related to decreases in commissions paid, share based compensation and other payroll expenses largely related to reduced revenue and loss of headcount, and $0.2 million in occupancy-related costs, partially offset by an increase in $1.9 million in other expenses and $1.9 million in professional services.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $13.8 million to $85.5 million during the six months ended June 30, 2025 from $99.3 million during the six months ended June 30, 2024. The decrease was primarily due to a decrease of $16.6 million in employee compensation and benefit related expenses, which primarily related to decreases in commissions paid, bonuses and other payroll expenses due to a decrease in headcount, which aligns with the decrease in revenue, and $0.7 million in depreciation and amortization, partially offset by increases of $1.9 million in occupancy-related costs, due to multiple office closures and lease impairments as a result of the Stifel transaction, and $1.6 million in other expenses.
Communications
Selling, general and administrative expenses in the Communications segment decreased $8.8 million to $40.6 million for the six months ended June 30, 2025 from $49.4 million for the six months ended June 30, 2024. The decrease was primarily due to decreases of $3.7 million in employee compensation and benefit related expenses due to lower headcount, lower commissions and sale of the Lingo carrier business in the third quarter of 2024, $2.3 million in depreciation and amortization expenses due to items being fully amortized in 2024, $1.4 million in occupancy-related costs, $1.0 million in professional services, and $0.4 million in other expenses.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased $4.3 million to $30.2 million for the six months ended June 30, 2025 from $34.6 million during the six months ended June 30, 2024. The decrease was primarily due to decreases of $2.0 million in professional services, $1.4 million in employee compensation and benefit related expenses due to reduced headcount, and $0.9 million in other expenses.
E-Commerce
Selling, general and administrative expenses in the E-Commerce segment increased $2.4 million to $8.4 million during the six months ended June 30, 2025 from $6.0 million for the six months ended June 30, 2024. The E-Commerce segment was composed of Nogin which was acquired in the second quarter of 2024 and deconsolidated in the first quarter of 2025. Refer to Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other decreased $4.6 million to $58.6 million during the six months ended June 30, 2025 from $63.1 million for the six months ended June 30, 2024. The decrease was primarily due to decreases of $6.5 million in employee compensation and benefit related expenses primarily driven by decreases in share based compensation and from the regional environmental services business which was sold in the first quarter of 2025, $4.0 million in other expenses, and $1.8 million in occupancy-related costs, partially offset by increases of $4.4 million in transaction costs from the regional environmental services business which was sold in the first quarter of 2025, $2.0 million in foreign currency fluctuation, and $1.3 million in professional services.
Impairment of Goodwill and Tradenames. We recognized non-cash impairment charges of $1.5 million during the six months ended June 30, 2025 related to tradenames in the Consumer Products segment. We recognized non-cash impairment charges of $27.7 million during the six months ended June 30, 2024 consisting of $26.7 million of goodwill and $1.0 million of tradenames in the Consumer Products segment
Interest Expense - Securities Lending and Loan Participations Sold. Interest Expense - Securities Lending and Loan Participations Sold decreased $56.0 million to $2.7 million during the six months ended June 30, 2025 from $58.7 million for the six months ended June 30, 2024. The decrease was due to a decrease in the securities loaned and loan participations sold balances from $733.6 million as of June 30, 2024 to $65.1 million as of June 30, 2025.
Other Income (Expense). Other income included interest income of $2.0 million and $1.5 million during the six months ended June 30, 2025 and 2024, respectively. Dividend income was $0.3 million during the six months ended June 30, 2025 compared to $3.5 million during the six months ended June 30, 2024. Realized and unrealized losses on investments was a loss of $4.3 million during the six months ended June 30, 2025 compared to a loss of $190.2 million during the six months ended June 30, 2024, which is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Six Months Ended June 30,
	2025	2024
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$(8,049)	$(1,075)
Babcock & Wilcox Enterprises, Inc. - preferred stock	(173)	(153)
Alta Equipment Group, Inc. - common stock	—	(3,537)
Double Down Interactive Co., Ltd - common stock	(3,925)	21,839
Synchronoss Technologies, Inc. - common stock	—	3,495
Applied Digital Corporation - common stock	5,383	—
Other public equities	(1,011)	(2,258)
Subtotal	(7,775)	18,311

Private Equity Securities:
Freedom VCM Holdings, LLC	—	(172,009)
Kanaci Technologies, LLC	—	(16,913)
BJES Holdings, LLC	—	(27,452)
Other private equities	(1,205)	7,908
Subtotal	(1,205)	(208,466)

Corporate bonds	4,696	1,025
Partnership interest and other	—	(1,035)
Total	$(4,284)	$(190,165)
The favorable variance of $185.9 million was primarily due to unfavorable fair value adjustments recorded in the prior year six months of $172.0 million for Freedom VCM, $27.5 million for BJES Holdings, LLC, and $16.9 million for Kanaci Technologies, LLC, partially offset by a favorable fair value adjustments recorded in the prior year six months of $21.8 million for Double Down Interactive Co., Ltd.
Other income (expense) also includes change in fair value of financial instruments and other was a gain of $12.8 million during the six months ended June 30, 2025. Gain on the exchange of existing senior notes for New Notes was $55.0 million during the six months ended June 30, 2025. Income from equity investments was $25.1 million during the six months ended June 30, 2025. Loss on extinguishment of debt was $20.7 million during the six months ended June 30, 2025 compared to a gain of $0.1 million during the six months ended June 30, 2024. Interest expense was $53.9 million during the six months ended June 30, 2025 compared to $69.2 million during the six months ended June 30, 2024. The decrease in interest expense was due to lower debt balances during the six months ended June 30, 2025. The decreases in interest expense primarily consisted of $10.2 million from the Nomura Term Loan, $8.5 million from the issuance of New Notes, $2.8 million from the Lingo Term Loan, $1.0 million from the Nomura Revolver, $1.0 million and $0.5 million from the Targus Term Loan and Targus Revolver, respectively, and $0.2 million from the Nogin Note, partially offset by increases in interest expense of $7.8 million from the Oaktree Term Loan, and $1.2 million from the BRPAC Term Loan.
(Provision for) Benefit from Income Taxes. Provision for income taxes was zero during the six months ended June 30, 2025 compared to a benefit from income taxes of $7.9 million during the six months ended June 30, 2024. The effective income tax rate was zero for the six months ended June 30, 2025 as compared to a benefit of 1.6% for the six months ended June 30, 2024.

(Loss) Income from Discontinued Operations, Net of Income Taxes. On October 25, 2024, we and our subsidiary bebe have completed a transaction for our brand assets yielding approximately $236.0 million in cash proceeds. The results have been presented as discontinued operations for the six months ended June 30, 2024. Income from discontinued operations, net of tax for Brands Transaction was $28.7 million during the six months ended June 30, 2024.
On November 15, 2024, we completed the sale of our Great American Group and its results have been presented as discontinued operations for the six months ended June 30, 2024. Loss from discontinued operations, net of tax for Great American Group was $(9.3) million during the six months ended June 30, 2024.
On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber and their results have been presented as discontinued operations for the six months ended June 30, 2025 and 2024. Income from discontinued operations, net of tax for GlassRatner and Farber was $72.7 million for the six months ended June 30, 2025, compared to income from discontinued operations of $9.4 million during the six months ended June 30, 2024. Refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for additional information.
Preferred Stock Dividends. Preferred stock dividends include $4.0 million of unpaid dividends for the six months ended June 30, 2025 and in the comparable prior year period include paid dividends of $4.0 million. On January 21, 2025, the Company announced that we had temporarily suspended dividends on our Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.
Dividends on the Series A preferred paid during the six months ended June 30, 2024 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the six months ended June 30, 2024 were $0.4609375 per depository share.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, investment portfolio liquidity, borrowings under our senior notes payable, term loans and credit facilities, other financing arrangements, and obligations under operating leases. During the six months ended June 30, 2025 and 2024, we generated net income (loss) attributable to the Company of $129.5 million and $(482.8) million, respectively. The Company operates several businesses in its segments that provide cash flows and operating income throughout the year.
As of June 30, 2025, we had $267.4 million of unrestricted cash and cash equivalents, $1.3 million of restricted cash, $242.4 million of securities and other investments owned, at fair value, $49.0 million of loans receivable, at fair value, $1.5 billion of borrowings outstanding, and approximately $53.4 million of obligations under operating leases. The Company expects to collect approximately $31.5 million of loans at fair value in the next twelve months and has approximately $89.1 million of level 1 securities and other investments owned that are available for sale during the next twelve months.
The Company expects to utilize existing cash balances, cash generated from investments, cash proceeds from the sale of certain businesses described below, available borrowing capacity under our existing revolving credit facility and cash generated from operations to fund debt service obligations over the next twelve months which includes amounts coming due on the Company’s senior notes payable as discussed in Note 12 - Senior Notes Payable. The Company may also explore various funding options in the future that may include additional debt exchanges, refinancing of existing senior notes and other debt, equity capital raises, the sale of operating companies, or the liquidation of securities and investments owned to provide liquidity to meet future debt obligations as they become due.
The following summarizes key liquidity events.

We completed the sale of (a) the Company’s majority owned subsidiary, Atlantic Coast Recycling, LLC on March 3, 2025 for proceeds of approximately $68.6 million (the “Atlantic Coast Transaction”); (b) the sale of part of the Wealth Management business for $26.0 million (the “Wealth Management Transaction”) as more fully described in Note 4 to the accompanying unaudited condensed consolidated financial statements; and (c) the sale of the Company’s financial consulting business on June 27, 2025 for $117.8 million. In addition to the sale of these businesses, approximately $53.5 million of investments were sold during the six months ended June 30, 2025 and approximately $10.8 million of investments were sold from July 1, 2025 through November 30, 2025. Approximately $55.8 million in repayments of loans receivable, fair value were received during the six months ended June 30, 2025 and approximately $25.3 million in repayments of loans receivable, fair value were received from July 1, 2025 through November 30, 2025. The sale of additional investments in the next twelve months will vary based upon the realization of the investments providing the best economic value or as liquidity needs arise for the Company.
As discussed in more detail in Note 12 - Senior Notes Payable with respect to prior private exchange transactions and above in Recent Developments, on July 11, 2025, the Company completed private exchange transactions with institutional investors pursuant to which the Exchanged Notes owned by the investors were exchanged for approximately $24.6 million aggregate principal amount of the New Notes, whereupon the Exchanged Notes were cancelled.
The borrowings outstanding of $1.5 billion as of June 30, 2025 included $1.3 billion from the issuance of series of senior notes that are due at various dates ranging from March 31, 2026 to August 31, 2028 with interest rates ranging from 5.00% to 8.00%, $124.6 million in term loans borrowed pursuant to the Oaktree Term Loan and BRPAC Term Loan, and $12.1 million of revolving credit facility under the Targus Revolver. Of the senior notes outstanding, after the completion of the Exchanged Notes described above, there is $101.6 million due in the next twelve months and $1.2 billion thereafter. The $135.0 million of term loans outstanding includes $16.0 million that is expected to be repaid in the next twelve months and $119.0 million thereafter. Of the approximately $53.4 million of obligations due under operating leases, approximately $18.2 million is due in the next twelve months and approximately $35.2 million is due thereafter. For additional information regarding our debt offerings and related agreements, refer to Note 10 - Notes Payable, Note 11 - Term Loans and Revolving Credit Facility, and Note 12 - Senior Notes Payable to the unaudited condensed consolidated financial statements.
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

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the three months ended June 30, 2025, we did not pay any cash dividends on our common stock. During the year ended December 31, 2024, we paid cash dividends on our common stock of $33.7 million. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of common stock dividend activity for the six months ended June 30, 2025 and the year ended December 31, 2024 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Amount
May 15, 2024	June 11, 2024	May 27, 2024	$0.50
February 29, 2024	March 22, 2024	March 11, 2024	0.50

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of June 30, 2025, dividends in arrears in respect of the Series A Preferred Stock and underlying Depositary Shares were $3.2 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of June 30, 2025, dividends in arrears in respect of the Series B Preferred Stock and underlying Depositary Shares were $2.1 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
A summary of preferred stock dividend activity for the six months ended June 30, 2025 and the year ended December 31, 2024 was as follows:

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
Cash Flow Summary

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$(25,375)	$246,839
Investing activities	289,220	6,704
Financing activities	(252,424)	(243,526)
Effect of foreign currency on cash	546	(5,233)
Net increase in cash, cash equivalents and restricted cash	$11,967	$4,784

Cash used in operating activities was $25.4 million during the six months ended June 30, 2025 compared to cash provided by operating activities of $246.8 million during the six months ended June 30, 2024. The reduction of $272.2 million in net cash provided by operating activities in 2025 was primarily due to $439.3 million less cash generated from securities and other investments owned, as fewer securities positions were sold to provide liquidity to fund operations and redemption of the 6.375% Senior Notes due February 28, 2025, partially offset by an increase of $175.1 million in net income, net of non-cash items. Cash provided by operating activities for the six months ended June 30, 2025 consisted of the impact of net loss of $124.4 million, noncash items of $167.7 million, and changes in operating assets and liabilities of $17.9 million. The negative cash flow impact from non-cash items of $167.7 million included gain on sale and deconsolidation of businesses of $86.2 million, gain on disposal of discontinued operations of $66.8 million, gain on senior note exchange of $55.0 million, income from equity investments of $25.1 million, fair value and remeasurement adjustments of $6.8 million, gain on sale or disposal of fixed assets and other of $1.1 million, and net foreign currency gains of $0.5 million, partially offset by loss on extinguishment of debt of $20.7 million, depreciation and amortization of $18.8 million, deferred income taxes of $9.1 million, share-based compensation of $8.6 million, depreciation of rental merchandise of $6.7 million, non-cash interest and other of $6.6 million, provision for losses on accounts receivable of $1.6 million, impairment of goodwill and tradenames of $1.5 million and dividends from equity investment of $0.1 million. Cash provided by operating activities for the six months ended June 30, 2024 consisted of the impact of net loss of $481.7 million, non-cash items of $263.4 million, and changes in operating assets and liabilities of $465.2 million. The positive cash flow impact from non-cash items of $263.4 million included fair value adjustments of $189.5 million, impairment of goodwill and tradenames of $27.7 million, depreciation and amortization of $22.9 million, share-based compensation of $14.9 million, depreciation of rental merchandise of $8.2 million, deferred income taxes of $1.4 million, provision for losses on accounts receivable of $1.2 million, income allocated for mandatorily redeemable noncontrolling interests of $0.8 million, net foreign currency losses of $0.3 million, partially offset by non-cash interest and other of $3.3 million, and gain on sale of business of $0.3 million.

Cash provided by investing activities was $289.2 million during the six months ended June 30, 2025 compared to cash provided by investing activities of $6.7 million for the six months ended June 30, 2024. The increase of $282.5 million in net cash provided by investing activities in 2025 was primarily due to $114.0 million in proceeds received from the sale of the GlassRatner and Farber business, $68.9 million in proceeds received from the sale of the Atlantic Coast Recycling business, $34.9 million in distributions received from equity investment Joann Retail, a new investment in 2025, $26.0 million in proceeds from the sale of the Wealth Management business, and a decrease of $19.1 million in cash paid for acquisitions, as Nogin was acquired in 2024 and there were no acquisitions in 2025. During the six months ended June 30, 2025, cash provided by investing activities consisted of cash provided by proceeds from sale of discontinued operations of $114.0 million, loans receivable repayment of $105.4 million, proceeds from sale of business, net of cash sold and other of $94.9 million, distributions from equity investments of $34.9 million, proceeds from sale of loans receivable of $10.4 million, proceeds from sale of property, equipment, intangible assets and other of $7.2 million, proceeds from sale of loan participations of $4.5 million, and proceeds from consolidation of VIE of $0.4 million, partially offset by cash used in purchases of loans receivable of $66.7 million, purchases of property, equipment and intangible assets of $9.1 million, and purchases of equity and other investments of $6.6 million. During the six months ended June 30, 2024, cash provided by investing activities consisted of cash received from loans receivable repayment of $72.4 million and proceeds from sale of loan receivable of $22.8 million, partially offset by cash used for purchases of loans receivable of $63.2 million, acquisition of businesses and minority interest of $19.1 million, purchases of property, equipment and intangible assets of $5.4 million, purchases of equity and other investments of $0.5 million, and proceeds from sale of business, net of cash sold and other of $0.1 million.

Cash used in financing activities was $252.4 million during the six months ended June 30, 2025 compared to cash used in financing activities of $243.5 million during the six months ended June 30, 2024. The increase of $8.9 million in net cash used in financing activities in 2025 was primarily due to a net increase in debt-related payments of $46.0 million, partially offset by the suspension of dividends, compared to $37.7 million paid in common stock and preferred dividends in 2024. During the six months ended June 30, 2025, cash used in financing activities primarily consisted of $310.3 million used in the repayment of term loan, $145.3 million used to redeem senior notes, $50.6 million used in payment of revolving line of credit, $13.1 million used to repay our notes payable and other, $11.3 million used to pay debt issuance and offering costs, $3.2 million in distributions to noncontrolling interests, and $1.4 million used to pay contingent consideration, partially offset by cash provided by $235.6 million in proceeds from term loan, $46.4 million in proceeds from revolving line of credit, and $0.9 million in proceeds from notes payable. During the six months ended June 30, 2024, cash used in financing activities primarily consisted of $140.5 million used to redeem senior notes, $64.3 million used in repayment of revolving line of credit, $45.6 million used in the repayment of term loan, $33.6 million used to pay dividends on our common shares, $5.7 million used to repay our notes payable and other, $4.0 million used to pay dividends on our preferred shares, $3.2 million in distributions to noncontrolling interests, $3.1 million used in payment of employment taxes on vesting of restricted stock, $1.4 million used in the payment of contingent consideration, and $1.0 million used in the payment of debt issuance and offering costs, partially offset by cash provided by $40.3 million in proceeds from revolving line of credit, $15.0 million in proceeds from note payable, $3.0 million in contributions from noncontrolling interests, and $0.7 million in proceeds from exercise of warrants.
Recent Accounting Standards
See Note 2(s) - Recent Accounting Standards to the accompanying unaudited condensed consolidated financial statements for recent accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We transact business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. Transaction gains (losses) are included in the “Selling, general and administrative expenses” line item in our unaudited condensed consolidated statements of operations.

Interest Rate Risk

We have exposure to interest rate risk which primarily relates to changes in cost of borrowings as a result of changes in interest rates. We utilize borrowings under our senior notes payable and credit facilities to fund costs and expenses incurred in connection with our acquisitions and operations. Borrowings under our senior notes payable are at fixed interest rates and borrowings under our credit facilities bear interest at a floating rates of interest. As of June 30, 2025, approximately 90% of our debt obligations bore interest at fixed rates and not impacted by changes in interest rates. Our interest expense from variable-rate debt obligations is principally affected by changes in the published Secured Overnight Financing Rate in connection with our credit facilities. Our variable-rate debt obligations are principally used to provide financing to our operating businesses which are supported by cash flows from operations for those businesses. The cash flows of such operating businesses are utilized to help to mitigate any increases in interest expense as a result of an increase in interest rates.

Management monitors the composition of debt obligations and debt investments on a periodic basis, as well as projected net interest income, interest coverage, and sensitivity of interest income changes in interest rates. This exposure is also monitored by our risk management group and reviewed periodically in risk committee meetings. If floating rates of interest had increased or decreased by 1% during the six months ended June 30, 2025, the rate increase or decrease would have resulted in an increase of $0.9 million or a decrease of $1.0 million in interest expense, respectively. If conditions existed in which Management would seek to mitigate potential interest rate risk, Management could elect to take steps such as entering into interest rate hedges, and refinancing debt obligations from floating-rate to fixed-rate.

An objective of our investment activities is to preserve capital for the purpose of funding operations while at the same time maximizing the income that we receive from investments without significantly increasing risk. To achieve these objectives, our investments allow us to maintain a portfolio of cash equivalents, short-term investments through a variety of securities owned that primarily includes common stocks, loans receivable, and investments in partnership interests. Our cash and cash equivalents through June 30, 2025 included amounts in bank checking and liquid money market accounts. We may be exposed to interest rate risk through trading activities in convertible and fixed income securities as well as U.S. Treasury securities, however, based on our daily monitoring of this risk, we believe we currently have limited exposure to interest rate risk in these activities.
Foreign Currency Risk
The majority of our operating activities are conducted in U.S. dollars. Revenues generated from our foreign subsidiaries totaled $51.6 million and $63.4 million during the six months ended June 30, 2025 and 2024, respectively, or 12.5% and 16.1% of our total revenues of $411.4 million and $392.5 million. The financial statements of our foreign subsidiaries are translated into U.S. dollars at period-end rates, with the exception of revenues, costs, and expenses, which are translated at average rates during the reporting period. We include gains and losses resulting from foreign currency transactions in income, while we exclude those resulting from translation of financial statements from income and include them as a component of accumulated other comprehensive income (loss). Transaction gains (losses), which were included in our unaudited condensed consolidated statements of operations, amounted to gains of $0.4 million and $2.1 million during the six months ended June 30, 2025 and 2024, respectively. We may be exposed to foreign currency risk; however, our operating results during the six months ended June 30, 2025 and 2024, included $51.6 million and $63.4 million of revenues, respectively, and $10.9 million and $11.8 million of operating expenses from our foreign subsidiaries, respectively, and a 10% appreciation or depreciation of the U.S. dollar relative to the local currency exchange rates would result in an approximately $(0.2) million and $0.4 million change in our operating income during the six months ended June 30, 2025 and 2024, respectively.

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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of June 30, 2025 our disclosure controls and procedures were not effective at the reasonable assurance level.

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

•The Company identified a material weakness relating to the design and operating effectiveness of management’s review controls over the investment valuation of Level 3 investments such that management’s review procedures were not operating at a level of precision sufficient to prevent or detect a potential material misstatement in the consolidated statements.

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

•The Company identified two material weaknesses related to the design and operating effectiveness of management’s review controls over goodwill such that management did not adequately evaluate relevant factors and indicators to determine whether it was more likely than not that the fair value of a business segment was less than the carrying amount of goodwill and other intangibles assigned to that reporting unit as well as a lack of appropriate approval in accordance with Company policy over significant decisions involving goodwill.

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

•The Company identified material weaknesses in controls related to ITGCs at bebe in the areas of user access, program change management, and IT operations over IT systems and the reports generated from these systems used in the execution of controls that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs could have been adversely impacted. Additionally, the Company did not consistently retain evidence of review, further contributing to the material weakness.

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
On July 11, 2025, the Company’s subsidiary, B. Riley Securities, Inc. (“BRS”), received a demand letter from certain parties that invested in a special purpose entity (the “SPV”) that in turn invested in the going private transaction (the “Transaction”) in August 2023 of Franchise Group, Inc. An arbitration demand (the “Demand”) was filed by such parties with the American Arbitration Association on October 10, 2025 against BRS and related entities (the “BR Defendants”). The Demand alleges that the BR Defendants (i) failed to disclose certain material facts regarding FRG and the Transaction in violation of certain securities laws, (ii) committed fraud and/or civil conspiracy, and (iii) breached fiduciary duties and aided and abetted the breach of fiduciary duties. Such investors seek rescission of the aggregate investment amount of $37.5 million plus interest thereon and related fees and expenses. The Company believes such claims are meritless and intends to defend such action.
On February 14, 2025, a stockholder derivative complaint was filed by Michael Marchner in the Delaware Chancery Court on behalf of the Company and against the members of the Company’s Board of Directors. The complaint alleges that certain of the Company’s officers and the board of directors (i) breached their fiduciary duties related to the Company’s involvement with Brian Kahn and subsequent legal issues, (ii) engaged in misconduct, and (iii) wasted corporate assets, including the approval of improper compensation. The Company believes that these claims are meritless and intends to defend this action.
On January 22, 2025, a stockholder derivative complaint was filed by James Smith in the Superior Court for Los Angeles County against the Company, certain of the Company’s executive officers and the members of the Company’s Board of Directors. The complaint alleges that certain of the Company’s officers and directors (i) breached their fiduciary duties related to the Company’s involvement with Brian Kahn and subsequent legal issues, (ii) engaged in a waste of corporate assets, and (iii) received unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.
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

On May 2, 2024, a putative class action was filed by Ted Donaldson in the Superior Court for the State of California, County of Los Angeles on behalf of all persons who acquired the Company’s senior notes pursuant to the shelf registration statement filed with the SEC on Form S-3 dated January 28, 2021, and the prospectuses filed and published on August 4, 2021 and December 2, 2021 (the “Offerings”). The action asserts claims under §§ 11, 12, and 15 of the Securities Act of 1933, as amended (the “Securities Act”) against the Company, some of the Company’s current and former officers and directors, and the financial institutions that served as underwriters and book runners for the Offerings. An amended complaint was filed on September 27, 2024. The amended complaint alleges that the offering documents failed to advise investors that Brian Kahn and/or one or more of his controlled entities was engaged in illicit business activities, that the Company, despite the foregoing, continued to finance transactions for Kahn, eventually enabling him and others to take FRG private, and that the foregoing was reasonably likely to draw regulatory scrutiny and reputational harm to the Company. The Company believes these claims are meritless and intends to defend this action.

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

On November 21, 2025, the Company received a Staff Determination Letter (the “November Determination Letter”) from the Nasdaq Listing Qualifications Staff (the “Staff”) based on the Company's non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”), as previously notified by the Staff on April 3, 2025, May 21, 2025, August 20, 2025 and October 1, 2025 (together, the “Prior Determination Letters”). The basis for the Prior Determination Letters was that the Company had not yet filed its Form 10-K for the fiscal year ended December 31, 2024 and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 (the “Q1 Report”) and June 30, 2025 (the “Q2 Report”) with the SEC. The Company filed its Form 10-K for the fiscal year ended December 31, 2024 on September 19, 2025 and its Q1 Report on November 18, 2025. The basis for the November Determination Letter was that the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Q3 Report”).

The Prior Determination Letter received on October 1, 2025 noted that, after the Staff’s review of the materials submitted by the Company on September 4, 2025 and September 19, 2025 (the “Updated Plan of Compliance”), it lacked the discretion within Nasdaq’s rules to grant the Company a further exception beyond the September 29, 2025 deadline that was previously granted to regain compliance with the Filing Rule. The November Determination Letter and Prior Determination Letters did not result in the suspension of trading or delisting of the Company’s securities.

The Staff Determination Letter notified the Company that it may request a hearing before a Nasdaq Hearings Panel (“Hearings Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company timely submitted a request for a hearing on October 8, 2025, including continued listing of its securities pending the hearing and the Hearings Panel’s decision. A hearing before the Hearings Panel was held on November 4, 2025. On November 18, 2025, the Company received written notification (the “Decision Letter”) from the Hearings Panel notifying the Company of its decision to grant the Company’s request to continue its listing on Nasdaq, subject to the Company’s meeting certain conditions outlined in the Decision Letter. In the Decision Letter, the Hearings Advisor noted that the Hearings Panel reviewed the information presented by the Company, detailing the compliance plan proposed by the Company, as well as all other correspondence previously submitted by the Company and the Staff. The Hearings Panel granted the Company’s request for continued listing on Nasdaq, subject to filing with the SEC on or before (i) November 21, 2025, the Q1 Report, (ii) December 23, 2025, the Q2 Report, and (iii) January 20, 2026, the Q3 Report.

The Company filed with the SEC the Q1 Report on November 18, 2025 and this Q2 Report on the filing date hereof. The Company anticipates filing its Q3 Report with the SEC by no later than January 20, 2026 (in accordance with the Decision Letter). The Decision Letter also noted that, should the Company miss any such deadline, the Hearings Panel will delist the Company’s securities from the Exchange. The Hearings Panel also made it a requirement during the exception period that the Company provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements. In addition, the Decision Letter advised that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) may, on its own motion, determine to review any Hearings Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review this Decision Letter, it may affirm, modify, reverse, dismiss or remand the decision to the Hearings Panel. As of the date of filing of this Q2 Report, the Company has received no communication from the Listing Council.

There can be no assurance that the Company will be able to file the Q3 Report timely or meet other Nasdaq continued listing requirements in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2025, except as set forth below:

On April 7, 2025, the Company issued exchange warrants (the “Exchange Warrants”) to purchase 39,968 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $10.00 per share, in connection with a private exchange transaction in which certain of the Company’s senior notes held by an investor were exchanged for New Notes.

As previously disclosed, on May 21, 2025, the Company issued Exchange Warrants to purchase 372,268 shares of the Common Stock at an exercise price of $10.00 per share, in connection with a private exchange transaction in which certain of the Company’s senior notes held by an investor were exchanged for New Notes.

As previously disclosed, on June 30, 2025, the Company issued Exchange Warrants to purchase 52,000 shares of the Common Stock at an exercise price of $10.00 per share, in connection with a private exchange transaction in which certain of the Company’s senior notes held by an investor were exchanged for New Notes.

The Exchange Warrants contain certain anti-dilution provisions and upon exercise, the holders of the Exchange Warrants are entitled to dividends and distributions as if the Exchange Warrants had been exercised in full prior to the dividend or distribution date.

The Exchange Warrants were issued in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act, as the transactions did not involve any public offering.

No underwriters were engaged in connection with these issuances, and no underwriting discounts or commissions were paid. The Exchange Warrants contain restrictions on transfer and may not be offered or sold in the United States absent registration or an applicable exemption from registration under the Securities Act and applicable state securities laws.
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
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1#	Employment Agreement between B. Riley Financial, Inc. and Scott Yessner, dated as of May 19, 2025.	8-K	10.1	5/22/2025

10.2#	Nonstatutory Stock Option Agreement between B. Riley Financial, Inc. and Scott Yessner, dated as of May 19, 2025.	8-K	10.2	5/22/2025

10.3§†	Form of Warrant, for warrants issued to Annuity Investors Life Insurance Company, C.M. Life Insurance Company, Massachusetts Mutual Life Insurance Company, and MassMutual Ascend Life Insurance Company, dated May 21, 2025.	8-K	10.1	5/28/2025

10.4§	Registration Rights Agreement by and between B. Riley Financial, Inc., and Annuity Investors Life Insurance Company, C.M. Life Insurance Company, Massachusetts Mutual Life Insurance Company, and MassMutual Ascend Life Insurance Company, dated as of May 21, 2025.	8-K	10.2	5/28/2025

10.5§	Equity Purchase Agreement, by and among B. Riley Advisory Holdings, LLC, B. Riley Advisory US, Inc., B. Riley Financial, Inc., Gallop U.S. Acquireco Inc., and 1001243443 Ontario Inc., dated as of June 27, 2025.	8-K	2.1	7/3/2025

10.6*	First Amendment to Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California, dated as of May 12, 2025.

10.7§*	Second Amendment to Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California, dated as of June 10, 2025.

10.8*
Amendment to Credit Agreement by and among Babcock & Wilcox Enterprises, Inc., the other entities listed in Schedule I thereto, B. Riley Financial, Inc., the Lenders party thereto, and Axos Bank, dated as of June 18, 2025.

10.9§*
Revolving Credit, Term Loan and Security Agreement among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of October 18, 2022.

10.10§*
Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of October 31, 2023.

10.11§*
Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of February 20, 2024.

10.12§*
Amendment No. 3 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of June 27, 2024.

10.13§*
Amendment No. 4 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of November 7, 2024.

10.14§*
Amendment No. 5 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of May 9, 2025.

10.15*	Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated February 20, 2024.

10.16*
Amendment No. 1 to Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated November 7, 2024.

10.17*
Amendment No. 2 to Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated May 9, 2025.

10.18§*	Form of Warrant, for warrants issued to VR Global Partners, L.P., dated as of June 30, 2025.

10.19§*	Registration Rights Agreement by and between B. Riley Financial, Inc., and VR Global Partners, L.P. dated as of June 30, 2025.

10.20§‡*
Form of Warrant, for warrants issued to Great American Insurance Company, Great American Contemporary Insurance Company, and National Interstate Insurance Company (collectively “AFG”), dated as of April 7, 2025.

10.21§*
Registration Rights Agreement by and between B. Riley Financial, Inc., and Great American Insurance Company, Great American Contemporary Insurance Company, and National Interstate Insurance Company (collectively “AFG”), dated as of April 7, 2025.

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
§	In accordance with Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have not been filed. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	The Warrant Agreements between the Company and each of Annuity Investors Life Insurance Company, C.M. Life Insurance Company, Massachusetts Mutual Life Insurance Company and MassMutual Ascend Life Insurance Company are substantially identical in all material respects to the Form of Warrant incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K, filed on May 28, 2025, except that the “Issuance Amounts” in such holders’ agreements are 2,636, 13,384, 278,788 and 77,460, respectively.
‡
The Warrant Agreements between the Company and each of Great American Insurance Company, Great American Contemporary Insurance Company, and National Interstate Insurance Company are substantially identical in all material respects to the Form of Warrant incorporated herein, except that the “Issuance Amounts” in such holders’ agreements are 36,496, 1,736, and 1,736, respectively.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Financial, Inc.

Date: December 15, 2025	By:	/s/ SCOTT YESSNER
	Name:	Scott Yessner
	Title:	Chief Financial Officer
(Principal Financial Officer)