Form 10-Q
period 2025-09-30
BRC Group Holdings, Inc.
filed 2026-01-14
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-37503

BRC Group Holdings, Inc.
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 9, 2026, there were 30,597,066 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BRC Group Holdings, Inc.
(f/k/a B. Riley Financial, Inc.)
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
BRC GROUP HOLDINGS, INC. (F/K/A B. RILEY FINANCIAL, INC.)
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents(1)	$184,225	$146,852
Restricted cash	1,274	100,475
Due from clearing brokers	148,291	30,713
Securities and other investments owned (includes $245,475 and $215,225 at fair value as of September 30, 2025 and December 31, 2024, respectively(1))	315,466	282,325
Securities borrowed	106,777	43,022
Accounts receivable, net of allowance for credit losses of $6,580 and $6,100 as of September 30, 2025 and December 31, 2024, respectively	63,457	68,653
Due from related parties	202	189
Loans receivable, at fair value (includes $27,845 and $51,902 from related parties as of September 30, 2025 and December 31, 2024, respectively)	55,018	90,103
Prepaid expenses and other assets (includes $118 and $3,449 from related parties as of September 30, 2025 and December 31, 2024, respectively)(1)	219,401	242,916
Operating lease right-of-use assets	36,263	51,509
Property and equipment, net	18,084	18,679
Goodwill	392,687	392,687
Other intangible assets, net	124,645	146,446
Deferred income taxes	1,300	13,598
Assets held for sale (Note 4)	—	84,723
Assets of discontinued operations (Note 4)	2,221	70,373
Total assets	$1,669,311	$1,783,263
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable	$41,429	$51,238
Accrued expenses and other liabilities(1)	183,395	185,745
Deferred revenue	51,982	58,148
Deferred income taxes	2,328	5,462
Due to related parties and partners	2,595	3,404
Securities sold not yet purchased	22,375	5,675
Securities loaned	89,165	27,942
Operating lease liabilities	44,901	58,499
Notes payable	—	28,021
Loan participations sold	—	6,000
Revolving credit facility	10,167	16,329
Term loans, net	121,924	199,429
Senior notes payable, net	1,311,311	1,530,561
Liabilities held for sale (Note 4)	—	41,505
Liabilities of discontinued operations (Note 4)	830	21,321
Total liabilities	1,882,402	2,239,279

Commitments and contingencies (Note 17)

BRC Group Holdings, Inc. (f/k/a B. Riley Financial, Inc.) equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; and liquidation preference of $120,127 and $114,082 as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,597,066 and 30,499,931 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	596,320	589,387
Accumulated deficit	(850,129)	(1,070,996)
Accumulated other comprehensive loss	(6,654)	(6,569)
Total Registrant stockholders’ deficit	(260,460)	(488,175)
Noncontrolling interests(1)	47,369	32,159
Total deficit	(213,091)	(456,016)
Total liabilities and deficit	$1,669,311	$1,783,263
(1) At September 30, 2025, the balance sheet includes cash of $194, securities and other investments owned, at fair value of $666, prepaid and other expenses of $3,795, accrued expenses and other liabilities of $10 and noncontrolling interest of $4,643 of consolidated variable interest entities (Note 2 (o)).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC. (F/K/A B. RILEY FINANCIAL, INC.)
Condensed Consolidated Statements of Operations (Loss)
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Services and fees (includes $1,319 and $2,227 for the three months ended September 30, 2025 and 2024 and $9,168 and $7,802 for the nine months ended September 30, 2025 and 2024 from related parties, respectively)	$170,668	$174,573	$475,279	$591,563
Trading gains (losses), net	53,012	(1,238)	64,521	(50,226)
Fair value adjustments on loans (includes $(49) and $(68,768) for the three months ended September 30, 2025 and 2024 and $(3,185) and $(265,512) for the nine months ended September 30, 2025 and 2024 from related parties, respectively)	1,299	(71,477)	(5,997)	(259,260)
Interest income - loans (includes $647 and $7,472 for the three months ended September 30, 2025 and 2024 and $1,818 and $34,875 for the nine months ended September 30, 2025 and 2024 from related parties, respectively)	2,094	11,251	9,143	51,894
Interest income - securities lending	2,523	7,007	5,487	69,614
Sale of goods	48,275	55,248	140,803	164,254
Total revenues	277,871	175,364	689,236	567,839
Operating expenses:
Direct cost of services	31,291	49,659	107,207	168,008
Cost of goods sold	35,001	40,312	106,847	118,897
Selling, general and administrative expenses	143,892	161,075	453,649	518,029
Restructuring charge (Note 5)	184	116	505	925
Impairment of goodwill and tradenames	—	—	1,500	27,681
Interest expense - Securities lending and loan participations sold	2,094	6,359	4,781	65,055
Total operating expenses	212,462	257,521	674,489	898,595
Operating income (loss)	65,409	(82,157)	14,747	(330,756)
Other income (expense):
Interest income	1,491	1,432	3,469	2,892
Dividend income	564	675	821	4,139
Realized and unrealized gains (losses) on investments	32,756	(22,197)	28,472	(212,362)
Change in fair value of financial instruments and other	(3,314)	—	9,492	—
Gain on sale and deconsolidation of businesses	—	476	86,213	790
Gain on senior note exchange	12,222	—	67,208	—
Income from equity investments	9,193	6	34,244	12
Loss on extinguishment of debt	(950)	(5,900)	(21,643)	(5,780)
Interest expense	(18,769)	(32,996)	(72,685)	(102,195)
Income (loss) from continuing operations before income taxes	98,602	(140,661)	150,338	(643,260)
Provision for income taxes	(1,183)	(9,950)	(1,194)	(17,803)
Income (loss) from continuing operations	97,419	(150,611)	149,144	(661,063)
(Loss) income from discontinued operations, net of income taxes	(1,866)	(136,987)	70,841	(108,270)
Net income (loss)	95,553	(287,598)	219,985	(769,333)

Net income (loss) attributable to noncontrolling interests	4,470	(3,201)	(594)	(2,167)
Net income (loss) attributable to Registrant	91,083	(284,397)	220,579	(767,166)
Preferred stock dividends	2,015	2,015	6,045	6,045
Net income (loss) available to common shareholders	$89,068	$(286,412)	$214,534	$(773,211)

Basic net income (loss) per common share:
Continuing operations	$2.97	$(5.02)	$4.70	$(22.01)
Discontinued operations	(0.06)	(4.37)	2.32	(3.52)
Basic income (loss) per common share	$2.91	$(9.39)	$7.02	$(25.53)
Diluted net income (loss) per common share:
Continuing operations	$2.97	$(5.02)	$4.70	$(22.01)
Discontinued operations	(0.06)	(4.37)	2.32	(3.52)
Diluted income (loss) per common share	$2.91	$(9.39)	$7.02	$(25.53)

Weighted average basic common shares outstanding	30,597,066	30,499,931	30,541,169	30,281,324
Weighted average diluted common shares outstanding	30,597,066	30,499,931	30,541,169	30,281,324
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC. (F/K/A B. RILEY FINANCIAL, INC.)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$95,553	$(287,598)	$219,985	$(769,333)
Other comprehensive income (loss):
Change in cumulative translation adjustment	(756)	3,981	(85)	(1,135)
Other comprehensive (loss) income, net of tax	(756)	3,981	(85)	(1,135)
Total comprehensive income (loss)	94,797	(283,617)	219,900	(770,468)
Comprehensive income (loss) attributable to noncontrolling interests	4,470	(3,201)	(594)	(2,167)
Comprehensive income (loss) attributable to Registrant	$90,327	$(280,416)	$220,494	$(768,301)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC. (F/K/A B. RILEY FINANCIAL, INC.)
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share and per share data)
For the Three Months Ended September 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, July 1, 2025	4,563	$—	30,597,066	$3	$595,432	$(941,243)	$(5,898)	$42,403	$(309,303)
Warrants issued	—	—	—	—	248	—	—	—	248
Share based payments	—	—	—	—	640	—	—	—	640
Share based payments in equity of subsidiary	—	—	—	—	—	—	—	851	851
Dividend forfeitures on unvested equity awards	—	—	—	—	—	31	—	—	31
Net income	—	—	—	—	—	91,083	—	4,470	95,553
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(355)	(355)
Other comprehensive loss	—	—	—	—	—	—	(756)	—	(756)
Balance, September 30, 2025	4,563	$—	30,597,066	$3	$596,320	$(850,129)	$(6,654)	$47,369	$(213,091)

Balance, July 1, 2024	4,563	$—	30,499,931	$3	$585,493	$(798,945)	$(4,887)	$75,233	$(143,103)
Share based payments	—	—	—	—	2,658	—	—	—	2,658
Share based payments in equity of subsidiary	—	—	—	—	34	—	—	—	34
Vesting of shares in equity of subsidiary	—	—	—	—	(137)	—	—	137	—
Dividends on common stock, net of forfeitures	—	—	—	—	—	629	—	—	629
Dividends on Series A preferred stock ($0.4296875 per depository share)	—	—	—	—	—	(1,218)	—	—	(1,218)
Dividends on Series B preferred stock ($0.4609375 per depository share)	—	—	—	—	—	(797)	—	—	(797)
Net loss	—	—	—	—	—	(284,397)	—	(3,201)	(287,598)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,064)	(1,064)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	256	256
Other comprehensive income	—	—	—	—	—	—	3,981	—	3,981
Balance, September 30, 2024	4,563	$—	30,499,931	$3	$588,048	$(1,084,728)	$(906)	$71,361	$(426,222)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

For the Nine Months Ended September 30, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	4,563	$—	30,499,931	$3	$589,387	$(1,070,996)	$(6,569)	$32,159	$(456,016)
Common stock issued in connection with employment agreement	—	—	100,000	—	295	—	—	—	295
RSU equity awards reclassified to liability	—	—	—	—	(2,138)	—	—	—	(2,138)
Common stock forfeited	—	—	(2,865)	—	—	—	—	—	—
Warrants issued	—	—	—	—	1,848	—	—	—	1,848
Share based payments	—	—	—	—	6,976	—	—	—	6,976
Share based payments in equity of subsidiary	—	—	—	—	23	—	—	2,421	2,444
Vesting of shares in equity of subsidiary	—	—	—	—	(71)	—	—	—	(71)
Dividend forfeitures on unvested equity awards	—	—	—	—	—	288	—	—	288
Net income (loss)	—	—	—	—	—	220,579	—	(594)	219,985
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,604)	(3,604)
Common stock issuance in equity of subsidiary	—	—	—	—	—	—	—	1,575	1,575
Disposition from sale and deconsolidation of businesses	—	—	—	—	—	—	—	2,918	2,918
Initial consolidation of VIE	—	—	—	—	—	—	—	12,494	12,494
Other comprehensive loss	—	—	—	—	—	—	(85)	—	(85)
Balance, September 30, 2025	4,563	$—	30,597,066	$3	$596,320	$(850,129)	$(6,654)	$47,369	$(213,091)

Balance, January 1, 2024	4,563	$—	29,937,067	$3	$572,170	$(281,285)	$229	$68,449	$359,566
Vesting of restricted stock and other, net of shares withheld for employer taxes	—	—	325,961	—	(3,136)	—	—	—	(3,136)
Common stock issued upon exercise of warrants	—	—	200,000	—	653	—	—	—	653
Common stock issued in extinguishment of senior notes	—	—	36,903	—	1,011	—	—	—	1,011
Share based payments	—	—	—	—	17,381	—	—	—	17,381
Share based payments in equity of subsidiary	—	—	—	—	106	—	—	—	106
Vesting of shares in equity of subsidiary	—	—	—	—	(137)	—	—	137	—
Dividends on common stock ($1.00 per share), net of forfeitures	—	—	—	—	—	(30,232)	—	—	(30,232)
Dividends on Series A preferred stock ($0.4296875 per depository share)	—	—	—	—	—	(3,654)	—	—	(3,654)
Dividends on Series B preferred stock ($0.4609375 per depository share)	—	—	—	—	—	(2,391)	—	—	(2,391)
Net loss	—	—	—	—	—	(767,166)	—	(2,167)	(769,333)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,921)	(2,921)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,213	3,213
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	4,650	4,650
Other comprehensive loss	—	—	—	—	—	—	(1,135)	—	(1,135)
Balance, September 30, 2024	4,563	$—	30,499,931	$3	$588,048	$(1,084,728)	$(906)	$71,361	$(426,222)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BRC GROUP HOLDINGS, INC. (F/K/A B. RILEY FINANCIAL, INC.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities(1):
Net income (loss)	$219,985	$(769,333)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	27,232	34,127
Provision for losses on accounts receivable	2,589	2,498
Share-based compensation	11,018	17,594
Fair value and remeasurement adjustments, non-cash (includes $3,186 and $265,512 from related parties for 2025 and 2024, respectively)	(8,621)	261,357
Non-cash interest and other (includes $(268) and $(31,949) from related parties for 2025 and 2024, respectively)	9,203	(26,307)
Depreciation of rental merchandise	9,898	11,718
Net foreign currency gains	(470)	(297)
Income from equity investments	(34,244)	(12)
Dividends from equity investments	189	111
Deferred income taxes	9,164	20,455
Impairment of goodwill and tradenames	1,500	27,681
(Gain) loss on disposal of discontinued operations	(66,795)	39,500
(Gain) loss on sale or disposal of fixed assets and other	(1,298)	67
Gain on sale and deconsolidation of businesses	(86,213)	(790)
Loss on extinguishment of debt	21,643	5,780
Gain on senior note exchange	(67,208)	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	—	1,416
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	(117,578)	19,467
Securities and other investments owned	(33,989)	639,280
Securities borrowed	(63,755)	2,806,935
Accounts receivable	238	7,238
Prepaid expenses and other assets (includes $3,331 and $8,565 from related parties for 2025 and 2024, respectively)	9,528	23,031
Accounts payable, accrued expenses and other liabilities	1,409	(34,577)
Amounts due to/from related parties and partners	(910)	(569)
Securities sold not yet purchased	16,700	(6,151)
Deferred revenue	(6,126)	(9,433)
Securities loaned	60,979	(2,804,492)
Net cash (used in) provided by operating activities	(85,932)	266,294
Cash flows from investing activities(1):
Purchases of loans receivable (includes $(75,853) and $(16,259) from related parties for 2025 and 2024, respectively)	(114,255)	(79,913)

Repayments of loans receivable (includes $90,556 and $49,876 from related parties for 2025 and 2024, respectively)	137,744	105,331
Proceeds from sale of loans receivable (includes $6,611 and $— from related parties for 2025 and 2024, respectively)	10,415	22,785
Proceeds from loan participations sold	4,475	4,000
Acquisition of businesses and minority interest, net of $— and $604 cash acquired for 2025 and 2024, respectively	—	(19,142)
Proceeds from sale of business, net of cash sold and other	94,938	258
Purchases of property, equipment and intangible assets	(10,283)	(6,725)
Proceeds from sale of property, equipment, intangible assets, and other	7,587	—
Distributions from equity investments	37,536	—
Purchases of equity and other investments	(6,621)	(1,065)
Consolidation of VIE	359	—
Proceeds from sale of discontinued operations, net of $3,344 and $— cash sold for 2025 and 2024, respectively	114,032	—
Net cash provided by investing activities	275,927	25,529
Cash flows from financing activities(1):
Proceeds from revolving line of credit	86,065	64,101
Repayment of revolving line of credit	(92,227)	(94,221)
Proceeds from note payable	850	15,000
Repayment of notes payable and other	(13,437)	(6,156)
Repayment of term loan	(314,253)	(138,574)
Proceeds from term loan	235,550	—
Redemption of senior notes	(145,302)	(140,491)
Payment of debt issuance and offering costs	(13,207)	(3,484)
Payment of contingent consideration	(1,424)	(7,395)
ESPP and payment of employment taxes on vesting of restricted stock	—	(3,136)
Common dividends paid	—	(33,627)
Preferred dividends paid	—	(6,045)
Distributions to noncontrolling interests	(3,604)	(4,560)
Contributions from noncontrolling interests	—	3,213
Proceeds from exercise of warrants	—	653
Net cash used in financing activities	(260,989)	(354,722)
Decrease in cash, cash equivalents and restricted cash(1)	(70,994)	(62,899)
Effect of foreign currency on cash, cash equivalents and restricted cash(1)	(183)	(1,092)
Net decrease in cash, cash equivalents and restricted cash(1)	(71,177)	(63,991)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	248,651	218,546
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	8,025	15,293
Cash, cash equivalents and restricted cash, beginning of period	256,676	233,839
Cash, cash equivalents and restricted cash from continuing operations, end of period	185,499	153,269
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	16,579
Cash, cash equivalents and restricted cash, end of period	$185,499	$169,848

Supplemental disclosures (Note 2(f)):
Interest paid	$75,961	$205,421
Taxes paid	$2,888	$5,818

(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 4 – Discontinued Operations and Assets Held for Sale for additional information regarding cash flow associated with the results of discontinued operations.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC. (F/K/A B. RILEY FINANCIAL, INC.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS
BRC Group Holdings, Inc. (f/k/a B. Riley Financial, Inc.) and its subsidiaries (collectively, the “Company”) provide investment banking, brokerage, wealth management, asset management, direct lending, and business advisory services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals. The Company also has a portfolio of communication related businesses that provide consumer internet access and cloud communication services, Tiger US Holdings, Inc. (“Targus”), which designs and sells laptop and computer accessories, and E-Commerce, a technology platform provider that delivers Commerce-as-a-Service (“CaaS”) solutions for apparel brands and other retailers.
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
As discussed below, the Company’s previously reported Financial Consulting segment met the requirements to be classified as discontinued operations. The financial results of this business whose disposal represents a strategic shift that has, or will have, a major effect on our operations and the financial results are reported as discontinued operations in the accompanying condensed statements of operations, and the assets and liabilities are reflected as amounts held for sale in the accompanying condensed balance sheets. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations. The Company’s reporting segments have also been changed for the effects of the discontinued operations. For more information, see Note 4 - Discontinued Operations and Assets Held for Sale.
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
On March 3, 2025, the Company and BR Financial Holdings, LLC (“BRFH”), a wholly owned subsidiary of the Company, B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included Atlantic Coast Recycling, LLC (“Atlantic Coast Recycling”), Atlantic Coast Recycling of Ocean County, LLC, (“Atlantic Coast Recycling of Ocean County” and, together with Atlantic Coast Recycling, the “Atlantic Companies”), entered into a Membership Interest Purchase Agreement, dated as of March 1, 2025 (the “MIPA”), whereby all of the issued and outstanding membership interests in each of the Atlantic Companies (the “Interests”) owned by BRFH and the minority holders were sold to a third party for an agreed upon purchase price subject to certain adjustments and holdback amount pending receipt of a certain third party consent. Net cash proceeds received as a result of the sale were net of adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. The Company recognized a gain of $52,430 in connection with the sale, which is included in the “Gain on sale and deconsolidation of businesses” line item on the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025. The Company determined that the assets and liabilities associated with the Atlantic Coast Recycling transaction met the criteria to be classified as held for sale, as discussed in Note 4 - Discontinued Operations and Assets Held for Sale, and were properly classified in the consolidated balance sheet as of December 31, 2024.

On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of its wholly owned subsidiary, GlassRatner Advisory & Capital Group, LLC, a Delaware limited liability company (“GlassRatner”), and B. Riley Farber Advisory Inc., an Ontario corporation (“Farber”). The aggregate cash consideration paid by the buyers for the interests of GlassRatner and shares of Farber was $117,800, which is based on a target closing working capital amount that is subject to adjustment within 180-days following the sale date. Upon closing the transaction, the Company recognized a gain of $66,795, which is included in the “Income from discontinued operations, net of income taxes” line item on the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025. The Company also entered into a transition services agreement with the buyer to provide certain services. Management concluded that the sale of the GlassRatner business represented a strategic shift that had a major effect on the Company’s operations in 2025 and met the criteria for discontinued operations and, as such, have been excluded from continuing operations in the periods presented as more fully described in Note 4 - Discontinued Operations and Assets Held for Sale.
Name Change
On January 1, 2026, the Company’s previously announced name change became effective. The name of the Company is now BRC Group Holdings, Inc. Our trading symbol (“RILY”) and our CUSIP (05580M108) remain the same.
Liquidity
For the nine months ended September 30, 2025, the Company generated net income of $220,579. During the nine months ended September 30, 2025, the Company completed the sale of the Company’s majority owned subsidiary Atlantic Coast Recycling, LLC on March 3, 2025 for proceeds of approximately $68,638, as more fully described above. The Company also completed (a) the sale of the Wealth Management Transaction for $26,037 on April 4, 2025, as more fully described in Note 4 - Discontinued Operations and Assets Held for Sale, and (b) the Company’s financial consulting business on June 27, 2025 for $117,800 as more fully described above.
As discussed in more detail in Note 12 - Senior Notes Payable, during the nine months ended September 30, 2025, the Company completed five private exchange transactions with institutional investors pursuant to which aggregate principal amounts of approximately $115,844 of the 5.50% Senior Notes due March 2026, $2,061 of the 6.50% Senior Notes Payable due September 2026, $146,448 of the 5.00% Senior Notes due December 2026, $51,135 of the 6.00% Senior Notes due January 2028, and $39,485 of the 5.25% Senior Notes due August 2028 (collectively, the “Exchanged Notes”) owned by the investors were exchanged for approximately $228,423 aggregate principal amount of 8.00% Senior Secured Second Lien Notes due 2028 (the “New Notes”), whereupon the Exchanged Notes were cancelled.

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

The Company filed with the SEC the Q1 Report on November 18, 2025, the Q2 Report on December 15, 2025 and this Q3 Report on the filing date hereof. The Company believes it has met all deadlines requested by the Hearings Panel in the Decision Letter. The Hearings Panel also made it a requirement during the exception period that the Company provides prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements.

There can be no assurance that the Company will be able to file future reports timely or meet other Nasdaq continued listing requirements in the future.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of BRC Group Holdings, Inc. (f/k/a B. Riley Financial, Inc.) and its wholly owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated upon consolidation. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations; see Note 1 - Organization and Nature of Business Operations and Note 4 - Discontinued Operations and Assets Held for Sale.
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 2(o) - Variable Interest Entities.
The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to interim financial reporting guidelines and the rules and regulations of the SEC. The condensed consolidated balance sheet at December 31, 2024 was derived from our audited annual consolidated financial statements. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The disclosures presented in our notes to the unaudited condensed consolidated financial statements are presented on a continuing operations basis. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The unaudited results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

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
(e) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company also has restricted cash primarily consisting of cash collateral for leases and at December 31, 2024, restricted cash was used for the full redemption of the 6.375% Senior Notes due on February 28, 2025.
Cash, cash equivalents and restricted cash consist of the following:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$184,225	$146,852
Restricted cash	1,274	100,475
Total cash, cash equivalents and restricted cash	$185,499	$247,327
(f) Supplemental Non-cash Disclosures
During the nine months ended September 30, 2025, there was non-cash investing activity of $8,876 related to loans transferred to loans held for sale from loans receivable at fair value. During the nine months ended September 30, 2025, there was non-cash financing activity related to the Company’s exchange of its 5.50% Senior Notes due March 2026 in the aggregate principal amount of $115,844, its 5.00% Senior Notes due December 2026 in the aggregate principal amount of $146,448, its 5.25% Senior Notes due August 2028 in the aggregate principal amount of $39,486, its 6.00% Senior Notes due January 2028 in the aggregate principal amount of $51,134, and its 6.50% Senior Notes due September 2026 in the aggregate principal amount of $2,061 for its New Notes in the aggregate principal amount of $277,007 for a net gain on exchange of senior notes of $67,208. There was also non-cash financing activity related to the recognition of capital from a noncontrolling interest of $12,494 upon the Company’s initial consolidation of a VIE, issuance of common stock in equity of subsidiary in the amount of $1,575, the disposition of noncontrolling interests through the sale and deconsolidation of businesses of $2,918, the reclassification of restricted stock awards from equity-classified awards in the amount of $2,138, the issuance of warrants for a term loan of $7,860, a derivative liability for the exit fee of that term loan of $11,244, and warrants issued for senior notes of $1,848.
During the nine months ended September 30, 2024, there was non-cash investing activity related to the receipt of a note receivable in the amount of $2,000 related to the sale of certain assets, $42,077 related to a loan receivable, at fair value that converted into equity securities, DIP loan conversion to purchase consideration equity for the purchase of Nogin, Inc. (“Nogin”) in the amount of $37,700, and $11,453 related to a loan receivable, at fair value that converted into equity securities. There was also non-cash investing activity of $22,576 related to loans transferred to loans held for sale from loans receivable at fair value. During the nine months ended September 30, 2024, there was non-cash financing activity related to the Company’s redemption of its 6.375% Senior Notes due 2025 in the aggregate principal amount of $1,130 in exchange for 36,903 shares of its common stock at fair value of $1,011 for a net gain on extinguishment of debt of $120.
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
The fair value of loans receivable was $55,018 and $90,103 as of September 30, 2025 and December 31, 2024, respectively. The loan receivable with Great American Holdings, LLC (“GA Holdings”) described below represents 45.4% and 1.9% of total loans receivable, at fair value at September 30, 2025 and December 31, 2024, respectively. The Company also has loans receivable from Exela Technologies, Inc. that represents 45.8% and 35.7% of total loans receivable at fair value at September 30, 2025 and December 31, 2024, respectively. The loans have various maturities through February

2029. As of September 30, 2025 and December 31, 2024, the principal balances net of discounts of loans receivable accounted for under the fair value option was $377,964 and $446,004, respectively. The net principal balances of loans receivable exceeded the fair value of loans by $322,946 and $355,901 as of September 30, 2025 and December 31, 2024, respectively. The Company recorded net realized and unrealized gains of $1,299 and losses of $5,997 during the three and nine months ended September 30, 2025, respectively, and net realized and unrealized losses of $71,477 and $259,260 during three and nine months ended September 30, 2024, respectively, on loans receivable. Net realized and unrealized gains and losses on loans receivable are reflected in the “Fair value adjustments on loans” line item on the accompanying unaudited condensed consolidated statements of operations.
Loans receivable, at fair value on non-accrual and 90 days or greater past due was $1,303, which represented approximately 2.4% of total loans receivable, at fair value as of September 30, 2025. The principal balance of loans receivable on non-accrual and 90 days or greater past due was $325,155 as of September 30, 2025. Loans receivable, at fair value on non-accrual was $21,122, which represents approximately 23.4% of total loans receivable, at fair value as of December 31, 2024. The principal balance of loans receivable on non-accrual was $321,544 as of December 31, 2024. Interest income for loans on non-accrual and/or 90 days or greater past due is recognized separately from the “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations. The amount of gains or (losses) included in earnings attributable to changes in instrument-specific credit risk was $1,316 and $(71,746) during the three months ended September 30, 2025 and 2024, respectively, and $(5,980) and $(259,163) for the nine months ended September 30, 2025 and 2024, respectively. The gains or losses attributable to changes in instrument-specific risk were determined by management based on an estimate of the fair value change during the period specific to each loan receivable.
Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance and is included in the “Interest income - loans” line item in the unaudited condensed consolidated statements of operations.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of September 30, 2025, the Company has outstanding limited guarantee arrangements with respect to Babcock & Wilcox Enterprises, Inc. (“B&W”) as further described in Note 17(b) - Babcock & Wilcox Commitments and Guarantees. In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of September 30, 2025, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure. On June 18, 2025, an amendment was made to the Axos Guaranty whereby the Company’s obligations as guarantor were suspended until January 1, 2027.
Vintage Capital Management, LLC Loan Receivable
On August 21, 2023, one of the Company’s subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Brian Kahn (“Mr. Kahn”), amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes the Company’s subsidiary the aggregate principal amount of $200,506, which bears interest at the rate of 12.00% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM, Inc. (“Freedom VCM”) in an amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM’s equity interests owned by Mr. Kahn, the chief executive officer (“CEO”) and a member of the board of directors of Freedom VCM as of December 31, 2023, and his spouse with a value, based on the transaction price of the take private transaction that included the acquisition of the Franchise Group, Inc. (“FRG”) by a buyer group that included members of senior management of FRG, led by Mr. Kahn, FRG’s then CEO (the “FRG take-private transaction”), of $227,296 as of August 21, 2023.
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
The fair value of the VCM loan receivable was $1,303 and $2,057 as of September 30, 2025 and December 31, 2024, respectively. The remaining principal balance was $224,968 and $224,968 as of September 30, 2025 and December 31, 2024 and exceeded the fair value of the loan receivable by $223,665 and $222,911, respectively.
On September 29, 2025, the SEC filed a complaint in the U.S. District Court for the District of New Jersey against Prophecy Asset Management LP (“Prophecy”), Prophecy’s CEO, and Mr. Kahn alleging violations of certain of the antifraud provisions of federal securities laws. On November 10, 2025, news reports and a court filing by the U.S. Attorney’s Office for the District of New Jersey indicated that the U.S. Attorney’s Office has charged Kahn with securities fraud in connection with his activities as a Prophecy sub-adviser. On December 10, 2025, Mr. Kahn plead guilty to one count of conspiracy to commit securities fraud.
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
On February 7, 2025, the Company sold the two loans and recorded net realized losses of $38,100 which is included in the “Fair value adjustments on loans” line item in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025. As such, the Company no longer owned the two loans as of September 30, 2025. The fair value and remaining principal balances of the two loans in aggregate were $6,082 and $45,826, respectively, as of December 31, 2024. The principal balances of the two loans exceeded their fair value by $39,744 in aggregate as of December 31, 2024.
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
The fair value of the Conn’s Term Loan was zero and $19,065 as of September 30, 2025 and December 31, 2024, respectively. The remaining principal balance was $78,000 and $93,000 with unamortized discounts of $2,705 as of September 30, 2025 and December 31, 2024, respectively. The principal balances, net of discounts, exceeded the fair value of the loans receivable by $75,295 and $71,230 as of September 30, 2025 and December 31, 2024, respectively.
Torticity, LLC Loan Receivable
On November 2, 2023, the Company, along with other lenders entered into a loan receivable with Torticity, LLC that had a first lien on assets for an aggregate principal amount of $25,000 with an original maturity date of November 2, 2026 (“First Lien Loan”), of which $15,000 was the Company’s total principal commitment. The loan receivable prior to the amendment below bears interest at 15.00% per annum paid quarterly at 7.50% per annum in cash and 7.50% per annum payment-in-kind to be capitalized and added to the outstanding principal balance. On July 25, 2025, the Company entered into a separate bridge loan receivable with Torticity, LLC for an aggregate principal amount of $2,605. As the term of the amendment reached on September 4, 2025 described below, the bridge loan was repaid in full on September 10, 2025 along with interest income of $521, representing 20% of the principal balance, during the three months ended September 30, 2025. On September 4, 2025, the Company received additional equity in Torticity, LLC that increased the Company’s ownership from 4.7% to 19.0% in exchange for the following amendments to the First Lien Loan: (a) the First Lien Loan was subordinated to a new loan Torticity, LLC received from an unrelated third party, and the Company’s collateral was changed to have a second lien on all assets of Torticity, LLC, (b) the interest rate was reduced to 8% with all interest payment-in-kind, and (c) the maturity date was extended to September 4, 2029 (“Second Lien Loan”). The principal balance of both the Second Lien Loan and First Lien Loan was $16,333 as of September 30, 2025 and December 31, 2024. The First Lien Loan was impaired with no fair value at December 31, 2024 and the Second Lien Loan remained impaired with no fair value at September 30, 2025. There was no fair value assigned to the additional equity the Company received on September 4, 2024, and there has been no interest income recorded on the First Lien Loan or Second Lien Loan during 2025.

Great American Holdings, LLC Loan Receivable
On November 15, 2024, BRCC entered into a senior secured revolving credit and guaranty agreement with GA Holdings. On February 26, 2025, the senior secured revolving credit and guaranty agreement was transferred to BRF Finance Co., LLC (“BRF”), a wholly owned subsidiary of the Company. BRF’s initial revolving commitment was $25,000 with a maturity date of November 15, 2025. As subsequently amended, the revolving commitment was revised to $40,000 for the period March 10, 2025 to June 30, 2025 and reduced back to $25,000 from July 1, 2025 until the maturity date. The senior secured revolving credit bears interest at the Term SOFR rate, as defined in the agreement, plus an applicable rate of 4.75% per annum.
The carrying value and outstanding principal balances of the GA Holdings loan receivable was $25,000 and $1,698 as of September 30, 2025 and December 31, 2024, respectively. On October 16, 2025, all outstanding amounts due and owing under this facility were repaid in full to BRF and the facility was terminated.

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
(k) Securities and Other Investments Owned and Securities Sold Not Yet Purchased
The Company’s securities and other investments owned and securities sold not yet purchased consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Securities and other investments owned:
Securities and other investments owned at fair value:
Equity securities	$178,711	$165,408
Corporate bonds	33,048	29,027
Other fixed income securities	10,141	4,923
Partnership interests and other	23,575	15,867
Total securities and other investments owned at fair value:	245,475	215,225

Equity securities valued under the measurement alternative	69,991	67,100
Total securities and other investments owned	$315,466	$282,325

Securities sold not yet purchased:
Equity securities	$18,132	$—
Corporate bonds	1,954	1,891
Other fixed income securities	2,289	3,784
Total securities sold not yet purchased	$22,375	$5,675
Securities and other investments owned consist of equity securities including, common and preferred stocks, warrants, and options; corporate bonds; other fixed income securities including, government and agency bonds, and investments in partnerships that are accounted for at fair value in accordance with ASC 820, Fair Value Measurements (see Note 2(l)). Equity securities also include investments in public and private companies that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. Investments become subject to the equity method of accounting when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the Company possesses more than 20% of the voting interests of the investee. However, the Company may have the ability to exercise significant influence over the investee when the Company owns less than 20% of the voting interests of the investee depending on the facts and circumstances that demonstrate that the ability to exercise influence is present, such as when the Company has representation on the board of directors of such investee. In accordance with ASC 321, Investments - Equity Securities, unrealized gains (losses) on equity securities held at September 30, 2025 includes unrealized gains (losses) of $25,942 and $(25,748) for the three months ended September 30, 2025 and 2024, respectively, and unrealized gains (losses) of $13,454 and $(217,370) for the nine months ended September 30, 2025 and 2024, respectively, which is included in the “Realized and unrealized gains (losses) on investments” line item on the accompanying unaudited condensed consolidated statements of operations.
Securities and other investments owned also includes equity investments in nonpublic entities that do not have a readily determinable fair value. For these investments the Company has elected to apply the measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, the Company evaluates whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. The carrying value of equity securities measured under the measurement alternative are as follows:

	September 30, 2025	December 31, 2024
Measurement alternative:
Carrying value	$69,991	$67,100
The following table presents the related adjustments recorded during the three and nine months ended September 30, 2025 and 2024 for equity securities measured under the measurement alternative and for those securities with observable price changes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Upward carrying value changes	$—	$—	$1,732	$1,289
Downward carrying value changes/impairment	$(227)	$—	$(819)	$(2)

The following table presents the carrying amounts of equity securities valued under the measurement alternative that were still held as of the balance sheet date for which a nonrecurring fair value measurement was recorded during the period.

	Fair Value	Level 2
As of September 30, 2025
Non-marketable equity securities measured using the measurement alternative	$12,101	$12,101
As of December 31, 2024
Non-marketable equity securities measured using the measurement alternative	$7,294	$7,294
Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Changes in the value of these securities are reflected currently in the results of operations.
As of September 30, 2025 and December 31, 2024, equity securities include $18,938 and $29,562 respectively, of investments in public and private companies that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting as follows:
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
On December 18, 2023, a wholly owned subsidiary of Freedom VCM entered into a transaction that resulted in the sale of all of the operations of WS Badcock to Conn’s in exchange for the issuance by Conn’s of 1,000,000 shares of Conn’s preferred stock (the “Preferred Shares”). The Preferred Shares issued by Conn’s to Freedom VCM, subject to the terms set forth in the Certificate of Designation, are nonvoting and are convertible into an aggregate of approximately 24,540,295 shares of non-voting common stock of Conn’s, which represented 49.99% of the issued and outstanding shares of common stock of Conn’s which resulted in consideration received by Freedom VCM of approximately $69,900. As a result of the convertible preferred stock having a conversion feature into 49.99% of the common stock of Conn’s, Freedom VCM is considered to have significant influence over Conn’s in accordance with ASC 323 – Investments – Equity Method and Joint Ventures. On July 23, 2024, Conn’s filed a Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court. The original $69,900 of consideration that Freedom VCM received from the sale of WS Badcock to Conn’s that was held by Freedom VCM was written off by Freedom VCM after Conn’s bankruptcy filing on July 23, 2024, and there is expected to be no recovery of any value by Freedom VCM.
On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the bankruptcy filing, the Company no longer had significant influence over Freedom VCM, and the equity investment was written off with a zero balance as of December 31, 2024. On June 1, 2025, the United States Bankruptcy Court for the District of Delaware entered an Order Confirming the Ninth Amended Joint Chapter 11 Plan of Franchise Group, Inc. and its affiliated debtors pursuant to the FRG Plan. Under the FRG Plan, all equity interests and claims related thereto were cancelled and such equity interest holders, including Freedom VCM as an equity holder of Franchise Group, Inc. will not receive any property or distributions under the FRG Plan. As a result of the FRG Plan, the Company does not expect to receive any proceeds or distributions from the equity investment in Freedom VCM. The bankruptcy filing resulted in the write-off of the equity investment. The change in fair value of $63,674 and $287,043 for the three and nine months ended September 30, 2024, respectively, is included in the “Realized and unrealized gains (losses) on investments” line item in the accompanying unaudited condensed consolidated statements of operations.
The following tables contain summarized financial information with respect to Freedom VCM, included below for purposes of the disclosure a quarter in arrears (consolidated balance sheet amounts as of September 30, 2024 correspond to amounts as of December 31, 2024 of the Company; income statement amounts during the three and nine months ended June 30, 2024 correspond to amounts for the three and nine months ended September 30, 2024 of the Company), which is the period in which the most recent financial information was available.

September 30, 2024
Current assets	$871,102
Noncurrent assets	$2,889,334
Current liabilities	$569,281
Noncurrent liabilities	$2,680,178
Equity attributable to investee	$510,977

	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024
Revenues	$767,404	$2,383,350
Cost of revenues	$491,702	$1,503,104
Loss from continuing operations	$—	$(1,175)
Net loss attributable to investees	$(111,881)	$(300,720)

Babcock and Wilcox Enterprises, Inc, Equity Investment
The Company owns a 25% voting interest in B&W whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2025 and September 30, 2024 correspond to amounts as of September 30, 2025 and December 31, 2024, respectively, of the Company; income statement amounts during the three and nine months ended June 30, 2025 and 2024 correspond to amounts during the three and nine months ended September 30, 2025 and 2024, respectively, of the Company), which is the period in which the most recent financial information is available:

	June 30, 2025	September 30, 2024
Current assets	$526,901	$530,223
Noncurrent assets	$176,589	$274,410
Current liabilities	$529,293	$297,928
Noncurrent liabilities	$482,883	$709,823
Deficit attributable to investee	$(309,226)	$(203,694)
Noncontrolling interest	$540	$576

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues	$144,054	$233,642	$391,524	$668,365
Cost of revenues	$100,812	$179,152	$283,988	$509,779
(Loss) income from continuing operations	$(6,052)	$25,222	$(85,133)	$(44,843)
Net (loss) income	$(58,492)	$25,364	$(143,502)	$(54,151)
Net (loss) income attributable to investees	$(58,492)	$25,315	$(143,564)	$(57,972)
As of September 30, 2025 and December 31, 2024, the fair value of the investment in B&W totaled $79,595 and $45,012, respectively, and is included in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.
Other Public Company Equity Investments
In March 2024, the Company no longer had board representation in Synchronoss Technologies, Inc. (“Synchronoss”) and as a result, the Company no longer retained significant influence over the equity investment. As of September 30, 2025, the Company had a voting interest of 4% in Synchronoss. The Company has elected to account for this equity investment under the fair value option. The following summarized income statement for Synchronoss is included below for purposes of disclosure a quarter in arrears whereas the three and nine months ended June 30, 2024 correspond to amounts during the three and nine months ended September 30, 2024 of the Company, which was the period in which the most recent financial information was available:

	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024
Revenues	$43,458	$127,825
Cost of revenues	$10,401	$30,916
Net income (loss) attributable to investees	$78	$(32,582)
As of September 30, 2025 and December 31, 2024, the fair value of the equity investment in Synchronoss Technologies, Inc. was $2,488 and $7,200, respectively. These amounts are included in “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.
Other Equity Investments
As of September 30, 2025, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor, and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in three and five private companies as of September 30, 2025 and December 31, 2024, respectively.
The following table contains summarized financial information for these companies, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2025 and September 30, 2024 correspond to amounts as of September 30, 2025 and December 31, 2024, respectively, of the Company; income statement amounts during the three and nine months ended June 30, 2025 and 2024 correspond to amounts during the three and nine months ended September 30, 2025 and 2024, respectively, of the Company), which is the period in which the most recent financial information is available:

	June 30, 2025	September 30, 2024
Current assets	$20,941	$215,927
Noncurrent assets	$136,668	$572,628
Current liabilities	$17,765	$86,672
Noncurrent liabilities	$84,251	$105,711
Equity attributable to investee	$55,593	$596,172

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues	$16,709	$111,909	$46,932	$372,418
Cost of revenues	$2,928	$76,286	$7,725	$279,426
Net income (loss) attributable to investees	$872	$(4,273)	$4,881	$(14,229)
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds, and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table below in accordance with ASC 820, Fair Value Measurements. As of September 30, 2025 and December 31, 2024, partnership and investment fund interests valued at NAV of $23,575 and $15,867, respectively, are included in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.
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

The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2025 Using
	Fair value as of September 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$178,711	$149,734	$—	$28,977
Corporate bonds	33,048	86	32,962	—
Other fixed income securities	10,141	—	10,141	—
Total securities and other investments owned	221,900	149,820	43,103	28,977
Loans receivable, at fair value	55,018	—	—	55,018
Other assets	—	—	—	—
Total assets measured at fair value	$276,918	$149,820	$43,103	$83,995

Liabilities:
Securities sold not yet purchased:
Equity securities	$18,132	$18,132	$—	$—
Corporate bonds	1,954	—	1,954	—
Other fixed income securities	2,289	—	2,289	—
Total securities sold not yet purchased	22,375	18,132	4,243	—
Liability-classified warrants	8,500	—	—	8,500
Total liabilities measured at fair value	$30,875	$18,132	$4,243	$8,500

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2024 Using
	Fair value at December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$165,408	$124,892	$—	$40,516
Corporate bonds	29,027	25,461	3,566	—
Other fixed income securities	4,923	—	4,923	—
Total securities and other investments owned	199,358	150,353	8,489	40,516
Loans receivable, at fair value	90,103	—	—	90,103
Total assets measured at fair value	$289,461	$150,353	$8,489	$130,619

Liabilities:
Securities sold not yet purchased:
Corporate bonds	$1,891	$—	$1,891	$—
Other fixed income securities	3,784	—	3,784	—
Total securities sold not yet purchased	5,675	—	5,675	—
Contingent consideration	4,538	—	—	4,538
Total liabilities measured at fair value	$10,213	$—	$5,675	$4,538
As of September 30, 2025 and December 31, 2024, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $83,995 and $130,619, respectively, or 5.0% and 7.3%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The fair value for individual Level 3 financial assets and liabilities have various financial inputs which include multiple of sales, the market price of related securities, annualized volatility, discount rates, recovery rates and expected term inputs that may change at each reporting period and result in an increase or decrease in the valuation of Level 3 financial assets and liabilities.

The following tables summarize the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of September 30, 2025 and December 31, 2024:

	Fair value at September 30, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$24,117	Market approach	Multiple of EBITDA(2)	5.9x	5.9x
			Multiple of sales	0.5x - 6.0x	2.3x
			Market price of related security	$10.07 - $11.91	$11.04
	4,860	Option pricing model	Annualized volatility	48.0% - 192.0%	71.0%
Loans receivable at fair value	53,715	Discounted cash flow	Discount rate	7.3% - 20.2%	16.4%
	1,303	Market approach	Market price of related security	$6.08	$6.08
Total level 3 assets measured at fair value	$83,995

Liabilities:
Liability-classified warrants	$8,500	Monte Carlo simulation and Black-Scholes option pricing model	Annualized volatility	80.0%	80.0%
			Discount for lack of marketability	12.0%	12.0%
Total level 3 liabilities measured at fair value	$8,500
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2) Multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”).

	Fair value at December 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$34,654	Market approach	Multiple of EBITDA	6.3x	6.3x
			Multiple of Sales	2.1x - 8.0x	3.1x
			Market price of related security	$9.97 - $11.10	$10.76
	5,862	Option pricing model	Annualized volatility	47.0% - 171.0%	87.0%
Loans receivable at fair value	86,150	Discounted cash flow	Discount rate	7.3% - 69.1%	19.7%
	3,953	Market approach	Market price of related security	$9.60 - $16.48	$12.90
Total level 3 assets measured at fair value	$130,619

Liabilities:
Contingent consideration	$4,538	Discounted cash flow	Discount rate	5.0% - 7.5%	5.1%
Total level 3 liabilities measured at fair value	$4,538
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.
The changes in Level 3 fair value hierarchy during the three months ended September 30, 2025 and 2024 were as follows:

	Level 3 Balance at Beginning of Period	Level 3 Changes During the Period						Level 3 Balance at End of Period	Change in unrealized gains (losses) (2)
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases/ Originations	Sales	Settlements/ Repayments	Transfer in and/or out of Level 3
Three Months Ended September 30, 2025
Equity securities	$27,726	$645	$—	$175,599	$—	$(174,993)	$—	$28,977	$644
Loans receivable at fair value	48,980	1,299	—	47,580	—	(42,841)	—	55,018	1,183
Other assets	1,029	(1,029)	—	—	—	—	—	—	(1,029)
Contingent consideration	4,608	(4,560)	—	—	—	(48)	—	—	4,560
Liability-classified warrants	4,160	4,340	—	—	—	—	—	8,500	(4,340)

Three Months Ended September 30, 2024
Equity securities	$114,982	$(66,349)	$—	$49	$—	$13,266	$—	$61,948	$(66,346)
Loans receivable at fair value	229,199	(71,477)	874	27,727	—	(34,619)	—	151,704	(71,478)
Contingent consideration	25,216	373	—	—	—	(5,048)	—	20,541	(373)
(1) Fair value adjustments during the three months ended September 30, 2025 includes the following: $645 of realized and unrealized gains (losses) on equity securities is comprised of $(37) included in “Trading gains (losses), net” and $682 included in “Realized and unrealized gains (losses) on investments”, $1,299 of fair value adjustments on loans included in “Fair value adjustments on loans”, $(1,029) of realized and unrealized losses related to other assets which is comprised of $(127) recorded to “Trading gains (losses), net” and $(902) recorded to “Realized and unrealized gains (losses) on investments”, $4,560 of realized and unrealized gains related to contingent consideration included in “Selling, general and administrative expenses”, and $(4,340) of unrealized gains related to liability-classified warrants included in “Change in fair value of financial instruments and other” line items in the unaudited condensed consolidated statements of operations. Fair value adjustments during the three months ended September 30, 2024 includes the following: $(66,349) of realized and unrealized gains (losses) on equity securities is comprised of $(15,127) of realized and unrealized gains

(losses) included in “Trading gains (losses), net” and $(51,222) of realized and unrealized gains (losses) included in “Realized and unrealized gains (losses) on investments”, $(71,477) of fair value adjustments on loans included in “Fair value adjustments on loans”, and $(373) related to contingent consideration included in “Selling, general and administrative expenses” line items in the unaudited condensed consolidated statements of operations.
(2) For the three months ended September 30, 2025 and 2024, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2025 and 2024 were as follows:

	Level 3 Balance at Beginning of Year	Level 3 Changes During the Period						Level 3 Balance at End of Period	Change in unrealized gains (losses) (2)
		Fair Value Adjustments (1)	Relating to Undistributed Earnings	Purchases/ Originations	Sales	Settlements/ Repayments	Transfer in and/or out of Level 3
Nine Months Ended September 30, 2025
Equity securities	$40,516	$(3,003)	$—	$201,466	$(10,000)	$(200,002)	$—	$28,977	$(3,655)
Loans receivable at fair value	90,103	(5,997)	—	106,212	(10,415)	(124,885)	—	55,018	(8,834)
Contingent consideration	4,538	(4,394)	—	—	—	(144)	—	—	4,394
Liability-classified warrants	—	640	—	7,860	—	—	—	8,500	(640)
Embedded derivative	—	(8,119)	—	11,244	—	(3,125)	—	—	8,119

Nine Months Ended September 30, 2024
Equity securities	$452,581	$(325,310)	$20	$665	$(78,197)	$13,266	$(1,077)	$61,948	$(327,675)
Loans receivable at fair value	532,419	(259,260)	5,136	65,832	(22,785)	(169,638)	—	151,704	(267,549)
Contingent consideration	25,194	513	—	—	—	(5,166)	—	20,541	(513)
(1) Fair value adjustments during the nine months ended September 30, 2025 includes the following: $(3,003) of realized and unrealized gains (losses) on equity securities is comprised of $(1,212) included in “Trading gains (losses), net” and $(1,791) of realized and unrealized gains (losses) included in “Realized and unrealized gains (losses) on investments”, $(5,997) of fair value adjustments on loans included in “Fair value adjustments on loans”, $4,394 of realized and unrealized gains related to contingent consideration included in “Selling, general and administrative expenses”, $(640) of realized and unrealized losses related to liability-classified warrants included in “Change in fair value of financial instruments and other”, and $8,119 of unrealized gains related to embedded derivatives included in “Change in fair value of financial instruments and other” line items in the unaudited condensed consolidated statements of operations. Fair value adjustments during the nine months ended September 30, 2024 includes the following: $(325,310) of realized and unrealized gains (losses) on equity securities is comprised of $(64,632) of realized and unrealized gains (losses) included in fair value adjustments on loans and $(260,678) of realized and unrealized gains (losses) included in “Realized and unrealized gains (losses) on investments”, $(259,260) of fair value adjustments on loans included in “Fair value adjustments on loans”, and $(513) related to contingent consideration included in “Selling, general and administrative expenses” line items in the unaudited condensed consolidated statements of operations.
(2) For the nine months ended September 30, 2025 and 2024, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
The carrying amounts reported in the unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.
As of September 30, 2025 and December 31, 2024, the senior notes payable had a carrying amount of $1,311,311 and $1,530,561, respectively, and fair value of $648,218 and $769,476, respectively. The aggregate carrying amount of the Company’s notes payable, revolving credit facility, and term loans of $132,091 and $243,779 as of September 30, 2025 and December 31, 2024, respectively, approximates fair value because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk.
(m) Equity Method Investment
As of September 30, 2025 and December 31, 2024, equity investments that are accounted for under the equity method of accounting had an aggregate carrying value of $92,427 and $85,487, respectively, which is included in “Prepaid expenses and other assets” in the accompanying unaudited condensed consolidated balance sheets (refer to Note 8 - Prepaid Expenses and Other Assets). The Company’s share of earnings or losses from equity method investees included in the “Income from equity investments” line item was $9,193 and $6 during the three months ended September 30, 2025 and

2024, respectively, and $34,244 and $12 during the nine months ended September 30, 2025 and 2024, respectively, in the accompanying unaudited condensed consolidated statements of operations.
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
As of September 30, 2025 and December 31, 2024, our net investment in GA Holdings was $85,233 and $82,462, respectively, and is included in the “Prepaid expenses and other assets” line item in the unaudited condensed consolidated balance sheets. Based on the terms of the limited liability agreement, we recorded equity in net income attributable to GA Holdings using the HLBV method of $6,410 and $2,771 for the three and nine months ended September 30, 2025, respectively, which is included in the “Income from equity investments” line item in the accompanying unaudited condensed consolidated statements of operations.
The following tables contain summarized financial information with respect to GA Holdings, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2025 correspond to amounts as of September 30, 2025 and income statement amounts during the quarter ended June 30, 2025 and period from November 15, 2024 to June 30, 2025 correspond to quarter ended and year to date amounts for the period ended September 30, 2025, respectively):

June 30, 2025
Current assets	$50,040
Noncurrent assets	$276,007
Current liabilities	$35,151
Noncurrent liabilities	$538
Mezzanine equity - preferred units	$279,097
Equity attributable to investee	$11,261

	Three Months Ended June 30, 2025	November 15, 2024 to
		June 30, 2025

Revenue	$55,947	$114,683
Cost of revenue and expenses	$54,203	$105,431
Net income attributable to investee	$1,744	$9,252

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

The Company accounts for its investment in Joann Retail under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under which the Company accounts for its investment on a three-month lag to determine the allocation of profits and losses. For the three and nine months ended September 30, 2025, the Company recorded equity method losses in the amount of zero and $1,714, respectively, in its unaudited condensed consolidated statements of operations, which correspond to the equity method investment’s operating results for the three and nine months ended June 30, 2025, respectively.
As of September 30, 2025, the Company’s investment in Joann Retail was zero as the Company had fully recovered its initial investment of $6,163 in Joann Retail. The Company’s investment in Joann Retail is adjusted for the Company’s proportionate share of equity method income or losses and of cash distributions received during the nine months ended September 30, 2025. The Company received $33,086 in excess of the Company’s investment balance during the nine months ended September 30, 2025, and the distributions received in excess of the investment balance are recognized as other income and included in the “Income from equity investments” line item in the unaudited condensed consolidated statements of operations.
The following tables contain summarized financial information with respect to Joann Retail, included below for purposes of the disclosure a quarter in arrears (balance sheet amounts as of June 30, 2025 correspond to amounts as of September 30, 2025 and income statement amounts for the three months ended June 30, 2025 and period from February 27, 2025 (inception) to June 30, 2025 correspond to the three and nine months ended September 30, 2025, respectively):

June 30, 2025

Current assets	$47,944
Noncurrent assets	$—
Current liabilities	$47,944
Equity attributable to investee	$—

	Three Months Ended June 30, 2025	February 27, 2025 to June 30, 2025

Revenue	$158,990	$158,990
Cost of revenue and expenses	$94,825	$98,440
Net income attributable to investee	$64,165	$60,550
SW-B. Riley Retail Opportunity Fund (“SW-B. Retail”)
The Company accounts for its investments in SW-B. Retail under the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures, under which the Company accounts for its share of SW-B. Retail’s earnings or losses on the basis of the percentage of the equity interest the Company owns. At December 31, 2024, the Company’s ownership percentage was approximately 10.7% and increased to 22.6% with the consolidation of BRC Partners Opportunities Trust (the “BRC Trust”) as discussed below in Note 2(n) - Noncontrolling Interests. The carrying value of the Company’s equity method investments in SW-B. Retail included in the “Prepaid expenses and other assets” line item in the unaudited condensed consolidated balance sheets was $7,194 and $3,025 as of September 30, 2025 and December 31, 2024, respectively.

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

B. Riley Securities Holdings, Inc. (“BRSH”)

On March 10, 2025, a merger subsidiary of the Company’s wholly-owned subsidiary B. Riley Securities Holdings, Inc. (“BRSH”), which is primarily comprised of the broker dealer operations within the Capital Markets segment, merged with a shell corporation and issued 0.6% of the equity in BRSH to certain investors in the shell corporation. Upon completion of the transaction, the investors in the shell corporation became minority stockholders of BRSH. The Company also issued restricted stock awards as more fully described in Note 18(c) - BRSH Stock Incentive Plan and assuming the full issuance of the restricted stock awards are vested, the Company owned 89.4% majority-interest in BRSH as of the date of the merger.
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

The table below summarizes the significant unobservable inputs in determining the fair value measurement on a nonrecurring basis of the noncontrolling interest issued on March 10, 2025 as described above. In determining the fair value below, the valuation utilized a weighting of 75% for the discounted cash flow method and 25% for the market approach.

	Fair Value at Measurement Date	Valuation Technique	Unobservable Input	Range	Weighted Average
Nonrecurring
Noncontrolling interest	$1,575	Discounted cash flow and market approach	Market interest rate and multiple of EBIT	Discount rate 21% and multiple of EBIT 5.75x-10.00x	Discount rate 21% and multiple of EBIT 7.3x(1)
(1) Unobservable inputs were weighted by the relative equity value of BRSH.
BRC Partners Opportunities Trust (the “BRC Trust”)
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
On August 21, 2023, in connection with the FRG take-private transaction, one of the Company’s subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Borrower”) entered into an amended and restated a promissory note as discussed further in above Note 2(j) - Loans Receivable and Note 2(k) - Securities and Other Investments Owned and Securities Sold Not Yet Purchased. The Company was not involved in the design of the Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Borrower that significantly impact the economics of the Borrower. Since the Company does not have the power to direct the activities of the Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Borrower. The promissory note is included in the “Loans receivable, at fair value” line item in the Company’s unaudited condensed consolidated financial statements and is a variable interest in accordance with the accounting guidance. As of September 30, 2025 and December 31, 2024, the maximum amount of loss exposure to the VIE on a fair value basis was $1,303 and $2,057, respectively.
The Company has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities under the accounting guidance.
The Company earns fees from the Funds in the form of placement agent fees and carried interest. For placement agent fees, the Company receives a cash fee of generally 7% to 10% of the amount of raised capital for the Funds, and the fee is recognized at the time the placement services occurred. The Company receives carried interest as a percentage allocation (8% to 15%) of the profits of the Funds as compensation for asset management services provided to the Funds and it is recognized under the ownership model of ASC 323, Investments – Equity Method and Joint Ventures, as an equity method investment with changes in allocation recorded currently in the results of operations. As the fee arrangements under such agreements are arm’s length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs.
Placement agent fees attributable to such arrangements were zero during the three months ended September 30, 2025 and 2024, respectively, and zero and $866 during the nine months ended September 30, 2025 and 2024, respectively, and were included in the “Services and fees” line item in the unaudited condensed consolidated statements of operations.
The carrying amounts included in the Company’s unaudited condensed consolidated balance sheets related to variable interests in VIEs that were not consolidated are shown below.

	September 30, 2025	December 31, 2024
Loans receivable, at fair value	$18,302	$28,193
Other assets	3,581	3,359
Maximum exposure to loss	$21,883	$31,552

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
On March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors (“ABC”), (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provides the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company will no longer control or own the assets of Nogin, and the results of operations were deconsolidated on March 31, 2025 and are no longer reported in the Company’s financial statements after March 31, 2025. Management does not expect any recovery of the Company’s investment in Nogin. Subsequent to March 31, 2025, certain of Nogin’s creditors filed an involuntary petition for relief under chapter 7 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New York and an order for relief was entered to move the ABC to a liquidation. A gain of $28,411 was recognized during the nine months ended September 30, 2025 from deconsolidation of Nogin, which is included in “Gain on sale and deconsolidation of businesses” line item on the accompanying unaudited condensed consolidated statements of operations.
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

The carrying amounts and classification of the assets, liabilities and noncontrolling interest of the BRC Trust as of September 30, 2025 and formation on January 6, 2025, are as follows:

	September 30, 2025	January 6, 2025
Assets
Cash and cash equivalents	$194	$359
Securities and other investments owned, at fair value	666	577
Loans receivable, at fair value	—	10,276
Prepaid expenses and other assets	3,795	3,497
Total assets	$4,655	$14,709

Liabilities
Accrued expenses and other liabilities	$10	$290
Total liabilities	$10	$290

Noncontrolling interest	$4,643	$12,494
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
(r) Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. In the prior year periods, loss on extinguishment of debt of $(5,900) and $(5,780) for the three and nine months ended September 30, 2024 was previously included in “Selling, general and administrative expenses” line item and is now included in “Other income (expense)” section in our unaudited condensed consolidated statements of operations to conform to the current period presentation. In the prior year periods, gain on sale of businesses of $476 and $790 for the three and nine months ended September 30, 2024 was previously included in “Change in fair value of financial instruments and other” and is now included in “Gain on sale and deconsolidation of businesses” line items in our unaudited condensed consolidated statements of operations to conform to the current period presentation. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations and held for sale; see Note 4 - Discontinued Operations and Assets Held for Sale. These reclassifications had no effect on previously reported net income (loss), total assets, total liabilities, or stockholder’s equity (deficit).

(s) Recent Accounting Standards
Not yet adopted
In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard update will be effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position, results of operations, and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other Internal Use Software. This ASU was issued to modernize the accounting for software costs by removing references to prescriptive and sequential software development stages and providing an updated framework for capitalizing internal software costs. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.
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
NOTE 4 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held For Sale

Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26,037, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 23.6%, of total assets under management (“AUM”) as of the close of the transaction. A gain of $5,372 was recognized on April 4, 2025 in connection with the completion of the sale and is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025.

Atlantic Coast Recycling

On March 3, 2025, the Company, BRFH, B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included the Atlantic Companies, entered into the MIPA, whereby the Interests owned by BRFH and the minority holders were sold to a third party in accordance with the terms of the MIPA on March 3, 2025. The Interests were sold to the third party on March 3, 2025 for a purchase price of $102,478, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68,638 to the Company after adjustments for amounts allocated to non-controlling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68,638 of cash proceeds received by the Company, approximately $22,610 was used to pay interest, fees, and principal on the Credit Facility entered into with Oaktree on February 26, 2025 as further discussed in Note 11 - Term Loans and Revolving Credit Facility. A gain of $52,430 was recognized during the nine months ended September 30, 2025 from this sale, which is included in “Gain on sale and deconsolidation of businesses” line item on the accompanying unaudited condensed consolidated statements of operations.

The Company determined that the assets and liabilities associated with the Wealth Management Transaction and Atlantic Coast Recycling transactions met the criteria under ASC 360, Impairment and Disposal of Long-Lived Assets to be classified as held for sale as of December 31, 2024. The assets and liabilities for both transactions were properly presented in the unaudited condensed consolidated balance sheets. Operating results from the disposal groups comprising the Wealth Management business and Atlantic Coast Recycling contributed to the operating incomes of the Wealth Management and All Other segment categories, respectively, for the nine months ended September 30, 2025.

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
Great American Group
On October 13, 2024, the Company entered into an equity purchase agreement, (the “Equity Purchase Agreement”), to sell a 52.6% ownership stake in the Appraisal and Valuation Services, Real Estate, and Retail, Wholesale & Industrial Solutions businesses (collectively, the “Great American Group”) to Oaktree. Subject to the terms and conditions set forth in the Equity Purchase Agreement, the Company conducted an internal reorganization and contributed all of the interests in the “Great American Group”, to Great American Holdings, LLC, a newly formed holding company (“Great American NewCo”). At the closing on November 15, 2024, (i) Oaktree received (a) all of the outstanding class A preferred limited liability units of Great American NewCo (which will have a 7.5% cash coupon and a 7.5% payment-in-kind coupon) (the “Class A Preferred Units”) and (b) common limited liability units of Great American NewCo (the “Common Units”) representing 52.6% of the issued and outstanding common limited liability units in Great American NewCo for a purchase price of approximately $203,000 (with an initial liquidation preference of approximately $203,000). The Company retains (a) 93.2% of the issued and outstanding class B preferred limited liability company units of Great American NewCo (which will have a 2.3% payment-in-kind coupon and an initial aggregate liquidation preference of approximately $183,000) (the

“Class B Preferred Units”) and (b) 44.2% of the issued and outstanding Common Units. The remaining 6.8% of issued and outstanding Class B Preferred Units and 3.2% of issued and outstanding Common Units will be held by certain minority investors. The Company accounts for its non-controlling equity interest in Great American NewCo using the equity method of accounting (refer to Note 2(m) - Equity Method Investment) with its carrying value included in the “Prepaid expenses and other assets” line item in the consolidated balance sheets (refer to Note 8 - Prepaid Expenses and Other Assets).
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
The Company analyzed the quantitative and qualitative factors relevant to the sale of the Great American Group, including the significance of the operating income generated from the appraisal, real estate consulting and auction and liquidation operations to the overall net income (loss), net (loss) income per share, and net assets, and determined that those conditions for discontinued operations presentation had been met. As such, results of operations and cash flows of that business are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024.
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
GlassRatner and Farber
On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber from the Company’s Financial Consulting reportable segment. The aggregate cash consideration paid by the buyers for the interests of GlassRatner and shares of Farber was $117,800, which is based on a target closing working capital amount that is subject to adjustment within 180 days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.

The major classes of assets and liabilities included in discontinued operations were as follows:

	GlassRatner & Farber
	September 30, 2025	December 31, 2024

Assets:
Cash and cash equivalents	$—	$8,025
Accounts receivable, net	—	19,704
Prepaid expenses and other assets	2,221	9,222
Operating lease right-of-use assets	—	2,258
Property and equipment, net	—	275
Goodwill	—	30,450
Other intangible assets, net	—	439
Total assets	$2,221	$70,373

Liabilities:
Accounts payable	$—	$1,326
Accrued expenses and other liabilities	830	14,359
Deferred revenue	—	5
Contingent consideration	—	3,092
Operating lease liabilities	—	2,539
Total liabilities	$830	$21,321

Loss from discontinued operations during the three months ended September 30, 2025 is comprised of interest expense allocated to discontinued operations of $1,866 related to debt that was required to be paid as a result of the sale of GlassRatner. This interest expense during the three months ended September 30, 2025 is due to an immaterial correction for an out of period adjustment between the three months ended June 30, 2025 and September 30, 2025. Revenues, expenses and income from discontinued operations for the nine months ended September 30, 2025 were as follows (in thousands):

GlassRatner & Farber
Nine Months Ended
September 30, 2025
Revenues:
Services and fees	$40,575
Operating expenses:
Selling, general and administrative expenses	34,205
Operating income	6,370
Other income (expense):
Interest income	7
Gain on disposal of discontinued operations	66,795
Interest expense	(1,866)
Income from discontinued operations before income taxes	71,306
Provision for income taxes	(465)
Income from discontinued operations, net of income taxes	$70,841

Revenues, expenses and income (loss) from discontinued operations for the three and nine months ended September 30, 2024 were as follows (in thousands):

	Three Months Ended September 30, 2024
	Brands Transaction	Great American Group	GlassRatner & Farber	Total
Revenues:
Services and fees	$4,136	$33,605	$23,941	$61,682
Sale of goods	—	6,893	—	6,893
Total revenues	4,136	40,498	23,941	68,575
Operating expenses:
Direct cost of services	—	13,732	—	13,732
Cost of goods sold	—	6,558	—	6,558
Selling, general and administrative expenses	950	13,288	17,630	31,868
Total operating expenses	950	33,578	17,630	52,158
Operating income	3,186	6,920	6,311	16,417
Other income (expense):
Interest income	—	2	6	8
Dividend income	8,899	—	—	8,899
Realized and unrealized losses on investments	(113,234)	—	—	(113,234)
Loss on sale and deconsolidation of businesses	(39,500)	—	—	(39,500)
Interest expense	(690)	(8,841)	—	(9,531)
(Loss) income from discontinued operations before income taxes	(141,339)	(1,919)	6,317	(136,941)
Benefit from (provision for) income taxes	65	1	(112)	(46)
(Loss) income from discontinued operations, net of income taxes	$(141,274)	$(1,918)	$6,205	$(136,987)

	Nine Months Ended September 30, 2024
	Brands Transaction	Great American Group	GlassRatner & Farber	Total
Revenues:
Services and fees	$13,675	$66,962	$69,383	$150,020
Sale of goods	—	17,477	—	17,477
Total revenues	13,675	84,439	69,383	167,497
Operating expenses:
Direct cost of services	—	18,060	—	18,060
Cost of goods sold	—	14,306	—	14,306
Selling, general and administrative expenses	2,832	37,520	53,568	93,920
Total operating expenses	2,832	69,886	53,568	126,286
Operating income	10,843	14,553	15,815	41,211
Other income (expense):
Interest income	—	4	17	21
Dividend income	26,459	—	—	26,459
Realized and unrealized losses on investments	(108,304)	—	—	(108,304)
Loss on extinguishment of debt	—	—	(163)	(163)
Loss on sale and deconsolidation of businesses	(39,500)	—	—	(39,500)
Interest expense	(2,102)	(25,781)	—	(27,883)
(Loss) income from discontinued operations before income taxes	(112,604)	(11,224)	15,669	(108,159)
(Provision for) benefit from income taxes	—	1	(112)	(111)
(Loss) income from discontinued operations, net of income taxes	$(112,604)	$(11,223)	$15,557	$(108,270)

Interest expense for discontinued operations is based upon the amount of debt that was required to be repaid as a result of the Brands Transaction, Great American Group transaction, and GlassRatner and Farber transaction described above and amount to $690, $8,841, and zero for the three months ended September 30, 2024, respectively, and $2,102, $25,781, and zero for the nine months ended September 30, 2024, respectively.
Cash flows from discontinued operations were as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash from discontinued operations provided by (used in):
Operating activities	$20,156	$41,143
Investing activities	114,032	(1,076)
Financing activities	(142,715)	(39,383)
Effect of foreign currency on cash	502	602
Net (decrease) increase in cash and cash equivalents	$(8,025)	$1,286
Supplemental disclosures from cash flows were as follows:

	Nine Months Ended September 30,
	2025	2024
Interest paid - Continuing Operations	$74,095	$179,695
Interest paid - Discontinued Operations	1,866	25,726
Interest paid - Total	$75,961	$205,421
Taxes paid - Continuing Operations	$2,888	$3,645
Taxes paid - Discontinued Operations	—	2,173
Taxes paid - Total	$2,888	$5,818
NOTE 5 — RESTRUCTURING CHARGE
During the three and nine months ended September 30, 2025, the Company recognized restructuring charges of $184 and $505 (which were included in the “Restructuring charge” line item in the unaudited condensed consolidated statement of operations), respectively, related to Corporate and the Consumer Products segment, which consisted of reductions in workforce. During the three months ended September 30, 2025, of the $184 total restructuring charges, $184 was related to the Consumer Products segment. During the nine months ended September 30, 2025, of the $505 total restructuring charges, $285 was related to Corporate and $220 was related to the Consumer Products segment.

During the three and nine months ended September 30, 2024, the Company recognized restructuring charges of $116 and $925 (which were included in the “Restructuring charge” line item in the unaudited condensed consolidated statement of operations), respectively, primarily related to reorganization and consolidation activities in the Communications segment and Consumer Products segment, which consisted of reductions in workforce. During the three months ended September 30, 2024, the $116 of total restructuring charges was related to the Communications segment. During the nine months ended September 30, 2024, of the $925 total restructuring charges, $546 was related to the Consumer Products segment and $379 was related to the Communications segment.

The following tables summarize the changes in accrued restructuring charge during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$799	$1,047	$1,316	$2,542
Restructuring charge	184	116	505	925
Cash paid	(208)	68	(934)	(2,189)
Non-cash items	(53)	(447)	(165)	(494)
Balance, end of period	$722	$784	$722	$784
NOTE 6 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2025 and December 31, 2024:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets (1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of September 30, 2025
Securities borrowed	$106,777	$—	$106,777	$106,777	$—
Securities loaned	$89,165	$—	$89,165	$89,165	$—
As of December 31, 2024
Securities borrowed	$43,022	$—	$43,022	$43,022	$—
Securities loaned	$27,942	$—	$27,942	$27,942	$—
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Includes the amount of cash collateral held/posted.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Remaining contractual maturity		Remaining contractual maturity
	Overnight and continuous	Total	Overnight and continuous	Total
Securities lending transactions
Corporate securities - fixed income	$255	$255	$310	$310
Equity securities	106,522	106,522	42,712	42,712
Total borrowings	$106,777	$106,777	$43,022	$43,022

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

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $2,094 and $6,359 during the three months ended September 30, 2025 and 2024, respectively. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $4,781 and $65,055 during the nine months ended September 30, 2025 and 2024, respectively.
NOTE 7 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, from revenue from contracts with customers include the following:

	September 30, 2025	December 31, 2024
Accounts receivable	$57,213	$62,745
Investment banking fees, commissions and other receivables	12,824	12,008
Total accounts receivable	70,037	74,753
Allowance for credit losses	(6,580)	(6,100)
Accounts receivable, net	$63,457	$68,653
Additions and changes to the allowance for credit losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$6,022	$3,176	$6,100	$4,373
Changes to reserve	973	943	2,587	521
Other adjustments and write-offs	(415)	(20)	(2,090)	(795)
Recoveries	—	—	(17)	—
Balance, end of period	$6,580	$4,099	$6,580	$4,099

NOTE 8 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	September 30, 2025	December 31, 2024
Inventory, net	$51,010	$63,004
Rental merchandise, net	12,588	15,084
Equity method investments	92,427	85,487
Prepaid expenses	16,561	32,413
Unbilled receivables	2,921	3,387
Other receivables, net	31,998	27,591
Other assets	11,896	15,950
Prepaid expenses and other assets	$219,401	$242,916
Unbilled receivables represent the amount of mobile handsets in the Communications segment. Other receivables primarily consist of interest receivables on loans and advances to financial advisors, net and income tax receivables. Other assets primarily consist of deposits, contract costs and finance lease assets.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill at September 30, 2025 and December 31, 2024 was $392,687. Goodwill is comprised of $161,486 for the Capital Markets Segment, $37,334 for the Wealth Management Segment and $193,867 for the Communications Segment. Goodwill is net of accumulated impairment losses of $137,445, of which $79,781 and $57,664 were recorded in the Consumer Products and E-Commerce segments, respectively, prior to December 31, 2024.
Intangible assets consisted of the following:

		As of September 30, 2025			As of December 31, 2024
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1 to 16	$240,780	$(142,684)	$98,096	$240,780	$(126,182)	$114,598
Domain names	7	170	(170)	—	170	(170)	—
Advertising relationships	8	755	(230)	525	100	(100)	—
Internally developed software and other intangibles	0.5 to 10	28,597	(25,607)	2,990	29,042	(23,225)	5,817
Trademarks	3 to 10	19,950	(11,516)	8,434	19,950	(10,019)	9,931
Total		290,252	(180,207)	110,045	290,042	(159,696)	130,346

Non-amortizable assets:
Tradenames		14,600	—	14,600	16,100	—	16,100
Total intangible assets		$304,852	$(180,207)	$124,645	$306,142	$(159,696)	$146,446
Intangible assets related to tradenames is net of accumulated impairment losses of $22,000, which were recorded prior to December 31, 2024 in the Consumer Products segment.

Amortization expense was $6,674 and $8,389 during the three months ended September 30, 2025 and 2024, respectively, and $21,127 and $26,539 during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, estimated future amortization expense was $6,356, $24,554, $23,272, $20,096, and $15,470 for the years ended December 31, 2025 (remaining three months), 2026, 2027, 2028 and 2029, respectively. The estimated future amortization expense after December 31, 2029 was $20,297.
The Company performs impairment tests for goodwill and intangible assets with an indefinite live as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units below their carrying values. As a result of the current financial performance of the Company’s Targus subsidiary, which comprises the reporting unit of all the operations within the Consumer Products segment as well as current market conditions in the personal computer market for computers and accessories, the Company updated its long-term forecasts for the reporting unit. The Company performed an interim quantitative assessment of intangible assets with an indefinite live as of June 30, 2025, and based on the results of the analysis, the Company recorded a non-cash impairment charge related to the Targus tradename of $1,500, which was recorded in impairment of tradenames in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2025.

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
NOTE 10 — NOTES PAYABLE
On May 3, 2024, upon closing of the acquisition of Nogin, Nogin entered into a secured convertible promissory note agreement with a principal amount of $15,000 with an annual interest rate of 10.00% and a maturity date of May 3, 2027. As of December 31, 2024, the outstanding balance for the secured convertible promissory note payable was $15,000. On March 31, 2025, the Company signed a Deed of ABC, and the $15,000 convertible note was no longer an obligation of the Company. Interest expense on the secured convertible promissory note was $360 during the three months ended September 30, 2024, and $386 and $602 during the nine months ended September 30, 2025 and 2024, respectively.

Notes payable as of December 31, 2024 also included $12,408 related to deferred cash consideration owed to the sellers of FocalPoint. The deferred cash consideration was paid in full in January 2025. Interest expense was $145 during the three months ended September 30, 2024, and $30 and $433 during the nine months ended September 30, 2025 and 2024, respectively.

NOTE 11 — TERM LOANS AND REVOLVING CREDIT FACILITY
Term loans and revolving credit facilities are comprised of the following:

	September 30, 2025			December 31, 2024
	Interest Rate		Principal	Interest Rate		Principal

Term Loans:
Lingo Term Loan	—		$—	7.91%	%	$52,925
Nomura Term Loan	—		—	11.52%	%	122,538
BRPAC Term Loan	7.28%	%	68,000	7.42%	%	30,106
Oaktree Term Loan	12.20%	%	63,576	—		—
Subtotal			131,576			205,569
Less: Unamortized debt issuance costs and discount			(9,652)			(6,140)
Total Term Loans			$121,924			$199,429

	Weighted Average
	Interest Rate	Principal
	September 30, 2025	September 30, 2025	December 31, 2024
Revolver Loan:
Targus Revolver Loan	7.41% %	$10,167	$16,329

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
The Credit Facility contains covenants that, among other things, limit the Company’s, the BRFH Borrower’s and the
BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Company is in compliance with all financial covenants in the Oaktree Credit Agreement as of September 30, 2025.
Subject to certain eligibility requirements, certain assets of the BRFH Borrower are placed into a borrowing base (the “Borrowing Base”), which serves to limit the borrowings under the Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Credit Facility. The Company recorded a derivative liability of $11,244 related to a mandatory repayment feature in the Credit Facility at the inception of the Credit Facility. (See Note 2(l) - Fair Value Measurements.) The Company sold certain assets in the Borrowing Base that required the Company to repay $62,500 of principal on the Oaktree Term Loan and $35,000 on the Delayed Draw Facility during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company made principal payments of $35,000 on the Delayed Draw Facility, which paid the facility off in full. Through a series of principal payments in the amount of $62,500 during the nine months ended September 30, 2025, the outstanding balance on the Oaktree Term Loan was reduced from $125,000 to $62,500 as of September 30, 2025. Interest expense on the Credit Facility to Oaktree during the three and nine months ended September 30, 2025 was $1,330 and $9,089, respectively.
The Company issued warrants to certain affiliates of Oaktree Capital Management, L.P. in connection with the Oaktree Term Loan to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the warrant holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of the Company’s common stock. The Company evaluated the warrants under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, determined the warrants met the criteria for liability classification, and recorded a warrant liability of $7,860.
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
The Targus Revolver Loan consisted of base rate loans that bear interest on the outstanding principal amount equal to the base rate plus an applicable margin of 3.00% and term rate loans that bear interest on the outstanding principal amount equal to the revolver SOFR rate plus an applicable margin of 4.00%. The average borrowings under the revolver loan was $14,179 for the period from January 1, 2025 through August 19, 2025 (see “Targus/FGI Credit Agreement” section below) and $21,023 for the nine months ended September 30, 2024. The amount available for borrowings under the Targus Credit Agreement was zero and $5,361 at September 30, 2025 and December 31, 2024, respectively. Interest expense on these loans during the three and nine months ended September 30, 2025 was $545 and $1,337, respectively. Interest expense on these loans during the three and nine months ended September 30, 2024 was $987 and $3,432, respectively.
On August 20, 2025, the Company entered into a new Targus/FGI Credit Agreement to refinance and repay all outstanding obligations under the existing Targus Credit Agreement, as more fully described below, and recorded a loss on extinguishment of debt of $950, which is included in the “Loss on extinguishment of debt” line item in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2025.
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
The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term SOFR for a period of 1 month plus 10 basis points, plus (c) 0.30% per month collateral management fee. The average borrowings under the revolving loan facility was $11,090 for the three months ended September 30, 2025. The amount available for borrowings under the Targus/FGI Credit Agreement was $11,406 at September 30, 2025. Interest expense on these loans during the three months ended September 30, 2025 was $129.
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement was secured by substantially all Targus assets as collateral defined in the Targus/FGI Credit Agreement which assets had an aggregate value of approximately $157,006, including $36,409 of accounts receivable and $48,034 of inventory as of September 30, 2025. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement.
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
Interest expense on the term loan during the three months ended September 30, 2024 was $1,370. Interest expense on the term loan during the nine months ended September 30, 2025 and 2024 was $62, and $4,254, respectively.
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe’s credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25,000 five-year term loan was included in the outstanding balance of term loans until it was repaid on October 25, 2024, upon the closing of the Brands Transaction as described in Note 4 – Discontinued Operations and Assets Held for Sale. Proceeds of $22,188 from closing the Brands Transaction was used to pay off the then outstanding balance of the term loan in full and $224 of loan payoff expenses. Interest expense on the term loan during the three and nine months ended September 30, 2024 was $691 and $2,102, respectively.

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
Prior to the Fourth Nomura Amendment, SOFR rate loans under the New Credit Facilities accrued interest at the adjusted Term SOFR rate plus an applicable margin of 6.00%. In addition to paying interest on outstanding borrowings under the New Revolving Credit Facility, the Company was required to pay a quarterly commitment fee based on the unused portion, which was determined by the average utilization of the facility for the immediately preceding fiscal quarter. In connection with the Fourth Nomura Amendment, interest on the term loan increased to SOFR loans accrued interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans accrued interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. Interest expense on the term loan during the three months ended September 30, 2024 was $6,087. Interest expense on the term loan during the nine months ended September 30, 2025 and 2024 was $2,457 and $18,776, respectively. Interest on the revolving facility, which was terminated in connection with the Fourth Nomura Amendment on September 17, 2024, was $428 and $1,420 during the three and nine months ended September 30, 2024, respectively.
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
Interest expense on the term loan during the three months ended September 30, 2025 and 2024 was $1,475 and $825, respectively, and during the nine months ended September 30, 2025 and 2024 was $4,626 and $2,800, respectively.
The BRPAC Amended Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Amended Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Amended Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Amended Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Amended Credit Agreement as of September 30, 2025.
NOTE 12 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	September 30, 2025	December 31, 2024
Senior Notes Payable:
6.375% Senior notes due February 28, 2025	$—	$145,211
5.50% Senior notes due March 31, 2026	101,451	216,662
6.50% Senior notes due September 30, 2026	178,433	180,464
5.00% Senior notes due December 31, 2026	177,563	322,667
8.00% New Notes due January 1, 2028	277,007	—
6.00% Senior notes due January 31, 2028	213,876	264,345
5.25% Senior notes due August 31, 2028	362,999	401,307
Subtotal	1,311,329	1,530,656
Less: Unamortized debt issuance costs	(18)	(95)
Total Senior Notes Payable	$1,311,311	$1,530,561
As of September 30, 2025 and December 31, 2024, total senior notes outstanding were $1,311,311 (net of unamortized debt issue costs of $18) and $1,530,561 (net of unamortized debt issue costs of $95), respectively, with a weighted average interest rate of 5.60% and 5.62%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $15,184 and $22,617 during the three months ended September 30, 2025 and 2024, respectively and $54,074 and $70,032 during the nine months ended September 30, 2025 and 2024, respectively.
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
During the nine months ended September 30, 2025, the Company completed five private exchange transactions with institutional investor lenders pursuant to which the lenders exchanged senior notes for the New Notes, whereupon the exchanged notes were cancelled. The exchange dates, senior notes exchanged, New Notes issued and the issuance of warrants in conjunction with each of the five private exchange transactions (see Note 19 — Stockholder’s Equity for discussion of the warrants) during the nine months ended September 30, 2025 are summarized in the following table:

	Exchange Date					Total
	March 26, 2025	April 7, 2025	May 21, 2025	June 30, 2025	July 11, 2025
5.50% Senior Notes due 2026	$86,309	$—	$29,535	$—	$—	$115,844
6.50% Senior Notes due 2026	—	—	—	—	2,061	2,061
5.00% Senior Notes due 2026	36,745	7,000	75,000	8,021	19,682	146,448
6.00% Senior Notes due 2028	—	10,000	34,537	1,892	4,706	51,135
5.25% Senior Notes due 2028	—	5,000	—	18,096	16,389	39,485
Total exchanged Senior Notes principal	$123,054	$22,000	$139,072	$28,009	$42,838	$354,973

8.00% New Notes principal due in 2028	$87,753	$9,992	$93,067	$13,000	$24,611	$228,423

Warrants issued with the exchange (Note 19)	351,012	39,968	372,268	52,000	98,444	913,692

The total principal amount of New Notes issued for the five exchanges above totaled $228,423. The carrying amount of the New Notes in the amount of $277,007 at September 30, 2025 also includes the future undiscounted cash payments representing interest in the amount of $48,584. Each of the exchanges above represented a troubled debt restructuring. As the carrying amount of the debt for each exchange exceeded the future undiscounted cash payments under the terms of the New Notes on the date of each exchange, the Company recorded a gain on the debt restructuring of $12,222 and $67,208 during the three and nine months ended September 30, 2025. The New Notes were recognized at a carrying value of $107,156 for the exchange dated March 26, 2025, $140,312 for the three exchanges dated April 7, 2025, May 21, 2025, and June 30, 2025, and $29,539 for the exchange dated July 11, 2025 that is equal to the future undiscounted cash payments of the New Notes, and no future interest expense is recognized since the effective interest rate was set to zero upon the restructuring.
The New Notes were issued pursuant to an indenture, dated as of March 26, 2025 (the “New Notes Indenture”), governing the issuance of New Notes dated March 26, 2025, April 7, 2025, May 21, 2025, June 30, 2025, and July 11, 2025 for the five exchanges noted above, between the Company, certain subsidiaries of the Company, as guarantors, and GLAS Trust Company LLC, a New Hampshire limited liability company, as trustee and collateral agent, and the New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly-owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries (collectively, the “Guarantors”). The New Notes are secured on a second lien basis, junior to the obligations under the Company’s Credit Facility, by substantially all of the assets of the Company and the Guarantors.
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
NOTE 13 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued payroll and related expenses	$62,799	$50,957
Dividends payable	805	2,534
Income taxes payable	5,567	2,997
Other tax liabilities	25,117	16,184
Contingent consideration	—	4,538
Accrued expenses	46,889	51,695
Other liabilities	42,218	56,840
Accrued expenses and other liabilities	$183,395	$185,745
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

NOTE 14 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers by the Company’s five reportable operating segments and the All Other category during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Capital Markets	Wealth Management	Communications	Consumer Products	All Other	Total
Revenues for the three months ended September 30, 2025
Corporate finance, consulting and investment banking fees	$53,894	$—	$—	$—	$—	$53,894
Wealth and asset management fees	3,419	30,881	—	—	—	34,300
Commissions, fees and reimbursed expenses	6,228	1,582	—	—	—	7,810
Subscription services	—	—	58,292	—	—	58,292
Sale of goods	—	—	1,003	46,967	305	48,275
Advertising and other	—	—	1,071	—	11,611	12,682
Total revenues from contracts with customers	63,541	32,463	60,366	46,967	11,916	215,253

Trading gains (losses), net	44,951	8,061	—	—	—	53,012
Fair value adjustments on loans	1,299	—	—	—	—	1,299
Interest income - loans	2,094	—	—	—	—	2,094
Interest income - securities lending	2,523	—	—	—	—	2,523
Other	1,811	1,879	—	—	—	3,690
Total revenues	$116,219	$42,403	$60,366	$46,967	$11,916	$277,871

	Capital Markets	Wealth Management	Communications	Consumer Products	E-Commerce	All Other	Total
Revenues for the three months ended September 30, 2024
Corporate finance, consulting and investment banking fees	$21,316	$—	$—	$—	$—	$—	$21,316
Wealth and asset management fees	1,252	45,757	—	—	—	—	47,009
Commissions, fees and reimbursed expenses	5,568	1,618	—	—	—	—	7,186
Subscription services	—	—	65,041	—	—	—	65,041
Sale of goods	—	—	1,318	49,793	3,749	388	55,248
Advertising and other	—	—	1,200	—	5,233	23,273	29,706
Total revenues from contracts with customers	28,136	47,375	67,559	49,793	8,982	23,661	225,506

Trading gains (losses), net	(1,908)	670	—	—	—	—	(1,238)
Fair value adjustments on loans	(71,477)	—	—	—	—	—	(71,477)
Interest income - loans	11,251	—	—	—	—	—	11,251
Interest income - securities lending	7,007	—	—	—	—	—	7,007
Other	2,301	2,014	—	—	—	—	4,315
Total revenues	$(24,690)	$50,059	$67,559	$49,793	$8,982	$23,661	$175,364

	Capital Markets	Wealth Management	Communications	Consumer Products	E-Commerce	All Other	Total
Revenues for the nine months ended September 30, 2025
Corporate finance, consulting and investment banking fees	$103,969	$—	$—	$—	$—	$—	$103,969
Wealth and asset management fees	5,250	97,483	—	—	—	—	102,733
Commissions, fees and reimbursed expenses	14,166	7,777	—	—	—	—	21,943
Subscription services	—	—	180,098	—	—	—	180,098
Service contract revenues	—	—	—	—	—	—	—
Sale of goods	—	—	3,775	132,354	3,528	1,146	140,803
Advertising and other	—	—	3,170	—	3,469	44,461	51,100
Total revenues from contracts with customers	123,385	105,260	187,043	132,354	6,997	45,607	600,646

Trading gains (losses), net	50,648	13,873	—	—	—	—	64,521
Fair value adjustments on loans	(5,997)	—	—	—	—	—	(5,997)
Interest income - loans	9,143	—	—	—	—	—	9,143
Interest income - securities lending	5,487	—	—	—	—	—	5,487
Other	6,267	9,169	—	—	—	—	15,436
Total revenues	$188,933	$128,302	$187,043	$132,354	$6,997	$45,607	$689,236

	Capital Markets	Wealth Management	Communications	Consumer Products	E-Commerce	All Other	Total
Revenues for the nine months ended September 30, 2024
Corporate finance, consulting and investment banking fees	$111,560	$—	$—	$—	$—	$—	$111,560
Wealth and asset management fees	3,677	137,986	—	—	—	—	141,663
Commissions, fees and reimbursed expenses	18,852	8,236	—	—	—	—	27,088
Subscription services	—	—	221,168	—	—	—	221,168
Sale of goods	—	—	4,079	152,739	6,014	1,422	164,254
Advertising and other	—	—	3,887	—	7,964	67,365	79,216
Total revenues from contracts with customers	134,089	146,222	229,134	152,739	13,978	68,787	744,949

Trading gains (losses), net	(52,787)	2,561	—	—	—	—	(50,226)
Fair value adjustments on loans	(259,260)	—	—	—	—	—	(259,260)
Interest income - loans	51,894	—	—	—	—	—	51,894
Interest income - securities lending	69,614	—	—	—	—	—	69,614
Other	6,937	3,931	—	—	—	—	10,868
Total revenues	$(49,513)	$152,714	$229,134	$152,739	$13,978	$68,787	$567,839
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. Receivables related to revenues from contracts with customers totaled $63,457 and $68,653 as of September 30, 2025 and December 31, 2024, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2025 and 2024. The Company also has $2,921 and $3,387 of unbilled receivables included in prepaid expenses and other assets as of September 30, 2025 and December 31, 2024, respectively. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, and subscription services where the performance obligation has not yet been satisfied. Deferred revenue as of September 30, 2025 and December 31, 2024 was $51,982 and $58,148, respectively. The Company expects to recognize the deferred revenue of $51,982 as of September 30, 2025 as service and fee revenues when the performance obligation is met during the years ended December 31, 2025 (remaining three months), 2026, 2027, 2028 and 2029 in the amount of $34,280, $8,358, $4,314, $1,721, and $997, respectively. The Company expects to recognize the deferred revenue of $2,312 after December 31, 2029.
During the three months ended September 30, 2025 and 2024, the Company recognized revenue of $5,572 and $6,846, respectively, that was recorded as deferred revenue at the beginning of the respective year. During the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $30,605 and $36,571, respectively, that was recorded as deferred revenue at the beginning of the respective year.

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
The capitalized costs to fulfill a contract were $4,886 and $5,694 as of September 30, 2025 and December 31, 2024, respectively, and are recorded in the “Prepaid expenses and other assets” line item in the unaudited condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, the Company recognized expenses of $1,214 and $1,140 related to capitalized costs to fulfill a contract, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized expenses of $3,307 and $3,820 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended September 30, 2025 and 2024.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2025. Corporate finance and investment banking fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of September 30, 2025.
During the three months ended September 30, 2025 and 2024, revenues recognized for customer contracts for performance obligations that are satisfied at a point in time were $131,405 and $105,740 and over time were $83,848 and $119,766, respectively. During the nine months ended September 30, 2025 and 2024, revenues recognized for customer contracts for performance obligations that are satisfied at a point in time were $322,470 and $371,891 and over time were $278,176 and $373,058, respectively.
NOTE 15 — INCOME TAXES
The Company’s effective income tax rate was a provision of 1.2% for the three months ended September 30, 2025, as compared to a provision of 7.1% for the three months ended September 30, 2024. The Company’s effective income tax rate was a provision of less than 1% for the nine months ended September 30, 2025, as compared to a provision of 2.8% for the nine months ended September 30, 2024. During the three months ended September 30, 2025, the Company had a provision for income taxes from continuing operations of $1,183 resulting primarily from the impact of recording uncertain tax positions for state and foreign taxes, interest and penalties. During the three months ended September 30, 2024, the Company had a provision for income taxes from continuing operations of $9,950 resulting primarily from the impact of recording a valuation allowance on deferred tax assets as of September 30, 2024. During the nine months ended September 30, 2025, the Company had a provision for income taxes from continuing operations of $1,194. During the nine months ended September 30, 2024, the Company had a provision for income taxes from continuing operations of $17,803. The effective income tax rates for the three and nine months ended September 30, 2025 are less than the federal statutory tax rate of 21% due to being in a tax loss with a full valuation allowance. The effective income tax rates for the three and nine months ended September 30, 2024 are impacted by the valuation allowance recorded on deferred tax assets as of September 30, 2024.
As of September 30, 2025, the Company had federal net operating loss carryforwards of $344,508 and state net operating loss carryforwards of $71,248, respectively. The Company’s federal net operating loss carryforwards will expire in the tax years commencing on December 31, 2033, through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing on December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2025, a full valuation allowance has been recorded since it is more likely than not that the Company will not be able to utilize tax benefits before they expire. The Company reassess the need for a valuation allowance on an ongoing basis.
The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain state, local, and foreign income tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2022 to 2024.
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

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in the year ended 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. The Company is in the process of evaluating the impact of the Act on our financial statements. Given our history of domestic tax losses and the establishment of a full valuation allowance against our domestic deferred tax assets, the Company does not anticipate that the provisions of the Act will have a material impact on our consolidated income tax provision.
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
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share as the effect would be anti-dilutive were 3,320,660 during the three and nine months ended September 30, 2025 and 2,637,588 during the three and nine months ended September 30, 2024.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,
	2025			2024
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net income (loss)	$97,419	$(1,866)	$95,553	$(150,611)	$(136,987)	$(287,598)
Net income (loss) attributable to noncontrolling interests	4,470	—	4,470	624	(3,825)	(3,201)
Net income (loss) attributable to Registrant	92,949	(1,866)	91,083	(151,235)	(133,162)	(284,397)
Preferred stock dividends	2,015	—	2,015	2,015	—	2,015
Net income (loss) available to common shareholders	$90,934	$(1,866)	$89,068	$(153,250)	$(133,162)	$(286,412)

	Nine Months Ended September 30,
	2025			2024
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net income (loss)	$149,144	$70,841	$219,985	$(661,063)	$(108,270)	$(769,333)
Net loss attributable to noncontrolling interests	(594)	—	(594)	(397)	(1,770)	(2,167)
Net income (loss) attributable to Registrant	149,738	70,841	220,579	(660,666)	(106,500)	(767,166)
Preferred stock dividends	6,045	—	6,045	6,045	—	6,045
Net income (loss) available to common shareholders	$143,693	$70,841	$214,534	$(666,711)	$(106,500)	$(773,211)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding:
Basic	30,597,066	30,499,931	30,541,169	30,281,324
Effect of dilutive potential common shares:
Restricted stock units and warrants	—	—	—	—
Diluted	30,597,066	30,499,931	30,541,169	30,281,324

Basic net income (loss) per common share:
Continuing operations	$2.97	$(5.02)	$4.70	$(22.01)
Discontinued operations	(0.06)	(4.37)	2.32	(3.52)
Basic income (loss) per common share	$2.91	$(9.39)	$7.02	$(25.53)
Diluted net income (loss) per common share:
Continuing operations	$2.97	$(5.02)	$4.70	$(22.01)
Discontinued operations	(0.06)	(4.37)	2.32	(3.52)
Diluted income (loss) per common share	$2.91	$(9.39)	$7.02	$(25.53)

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

On January 2, 2026, a stockholder derivative complaint was filed by Joel Friedman in the U.S. Federal District Court, Central District of California on behalf of the Company and against the members of the Company’s Board of Directors and certain of the Company’s executive officers. The complaint alleges that certain of the Company’s officers and the board of directors substantially damaged the Company by filing false and misleading statements that omitted material adverse facts regarding Brian Kahn's involvement in the Prophecy fraud and the regulatory scrutiny that the Company would face because of its entanglements with Kahn and Franchise Group. Claims include breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.
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

On January 24, 2024, a putative securities class action complaint was filed by Mike Coan in U.S. Federal District Court, Central District of California, against the Company, Mr. Riley, Tom Kelleher and Phillip Ahn. The purported class includes persons and entities that purchased shares of the Company’s common stock between May 10, 2023 and November 9, 2023. A second putative class action lawsuit was filed on March 15, 2024 by the KL Kamholz Joint Revocable Trust (“Kamholz”). On August 8, 2024, this matter was consolidated with the Kamholz matter and an amended complaint was then filed on April 21, 2025. The amended complaint alleges that the Company failed to disclose to investors material financial details concerning a going private transaction involving FRG, and that the Company made false or misleading statements concerning the Company’s lending practices, its high concentration of risk in transactions involving Mr. Kahn and his affiliates, the condition and composition of the Company’s loan portfolio, the Company’s due diligence and risk management procedures, and the Company’s level of concern and internal scrutiny concerning Mr. Kahn after it learned he was potentially implicated in a fraud involving an unrelated third party. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On December 12, 2025, the District Court granted in part and denied in part the Company’s motion to dismiss the consolidated amended complaint. The matter will now move into discovery and class certification proceedings. The Company cannot estimate the amount of potential liability, if any, that could arise from these matters and believes these claims are meritless and intends to defend these actions.

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
On August 10, 2020, the Company entered into a project specific indemnity rider to a general agreement of indemnity made by B&W in favor of one of its sureties. Pursuant to the indemnity rider, the Company agreed to indemnify the surety in connection with a default by B&W under the underlying indemnity agreement relating to a $29,970 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. In consideration for providing the indemnity rider, B&W paid the Company fees in the amount of $600 on August 26, 2020. During the period ended December 31, 2024, the indemnity rider was reduced to $2,997, which expired during the third quarter of 2025. No amounts remained outstanding at September 30, 2025.
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
At September 30, 2025, the Company is a party to a purchase agreement with a public company (the “Issuer”) under which the Issuer may require the Company to purchase up to $15,000 of the Issuer’s convertible preferred stock prior to March 24, 2027. If exercised, the Company would remit cash and receive preferred shares at a discount to their stated value, with the preferred stock convertible at the Company’s option into common shares of the Issuer based on a formula tied to market prices. The preferred stock also includes a contingent redemption feature if the Issuer’s common stock declines below a specified price threshold. As of September 30, 2025, the $15,000 commitment remained outstanding and had not been exercised by the Issuer, and no amounts were due. The Company purchased the $2,300 of preferred shares from the Issuer on November 14, 2025 and $12,700 of the commitment remains outstanding.

NOTE 18 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the Company’s 2021 Stock Incentive Plan (the “2021 Plan”), share-based compensation expense for restricted stock units under the 2021 Plan was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share-based compensation expense for restricted stock units for continuing operations	$1,506	$1,995	$7,164	$14,854
Share-based compensation expense for restricted stock units for discontinued operations	—	593	1,038	2,148
Total share-based compensation expense for restricted stock units	$1,506	$2,588	$8,202	$17,002
During the nine months ended September 30, 2025, in connection with employee stock incentive plans, the Company did not grant any restricted stock units. Share based compensation expense is recorded in the “Selling, general and administrative expenses” line item in the unaudited condensed consolidated statement of operations.
The Company began settling equity-classified restricted stock units in cash and as a result of the past practice, the restricted stock units were reclassified to a liability in January of 2025. The change in classification was accounted for as a modification under ASC 718, Compensation - Stock Compensation. The grant date fair value of the original equity award exceeded the fair value of the modified liability award; therefore, the Company continues to recognize compensation expense based on the grant date fair value of the original award and no additional compensation expense was recognized. Further, the changes in fair value of the liability at the end of the reporting period do not impact earnings. The modification was recognized by a reclassification of $2,138 of additional paid-in capital to a liability. The liability represents the fair value of the restricted stock units that have not been settled through the balance sheet date for which the requisite services have been provided by the employees. The fair value of the liability at each balance sheet date is determined based on the Company’s stock price. For the nine months ended September 30, 2025, the Company settled $2,296 of restricted stock units in cash and as of September 30, 2025, the liability was $1,296, which is recorded in the “Accrued expenses and other liabilities” line item in the unaudited condensed consolidated balance sheet.
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
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), there was no share based compensation expense during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, share based compensation expense totaled $72 and $379, respectively, of which $56 and $304, respectively, was recorded in continuing operations and $16 and $75, respectively, was recorded in discontinued operations. Share based compensation expense is recorded in the “Selling, general and administrative expenses” line item in the unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, there were 236,949 shares reserved for issuance under the Purchase Plan.
(c) BRSH Stock Incentive Plan
On March 10, 2025, the Company’s majority-owned subsidiary approved the BRSH Stock Incentive Plan which allows for issuance of up to 4,000,000 restricted stock awards of BRSH. On March 10, 2025, BRSH issued 1,873,600 restricted stock awards, representing approximately 10.0% of the equity of BRSH, to employees and officers with a grant date fair value of $21,657 in conjunction with the acquisition of the shell corporation as more fully described in Note 2(n) -

Noncontrolling Interests. On August 18, 2025, BRSH issued an additional 22,951 restricted stock awards with a grant date fair value of $265 to employees and directors of BRSH.
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
The restricted stock awards generally vest over a period of four to five years based on continued service. The restricted stock awards vest for common stock of BRSH and increase the noncontrolling interest in BRSH, when vested. During the three and nine months ended September 30, 2025, share-based compensation expense of $850 and $2,420, respectively, related to the BRSH restricted stock awards and was recorded in the “Selling, general and administrative expenses” line item in the unaudited condensed consolidated statements of operations.
(d) Common Stock and Stock Options Issued
On June 3, 2025, the Company issued 100,000 unregistered shares and 300,000 shares of the Company’s common stock in connection with the employment agreement entered into with the Company’s chief financial officer. The 100,000 unregistered shares issued were issued upon execution of the employment agreement as an employment inducement grant that is not subject to vesting conditions and expensed immediately. The fair value of the unregistered shares of $295 was expensed upon issuance. The 300,000 stock options vest in three tranches: (1) 100,000 stock options with an exercise price of $7.00, (2) 100,000 stock options with an exercise price of $10.00 and (3) 100,000 stock options with an exercise price of $12.50. The stock options vest over a three year period based on continued service and accelerate upon a change in control. The maximum term of the stock options is 10 years. The estimated fair value of $523 for the options was determined using the Black-Scholes Option Pricing Model, which included a risk free rate of 4.5%, volatility of 66.5% and expected dividend rate of zero. During the three and nine months ended September 30, 2025, share based compensation expense for the options totaled $43 and $57, respectively.
NOTE 19 — STOCKHOLDERS’ EQUITY
(a) Common Stock
In November 2023, the Company’s previous share repurchase program for common stock was reauthorized by the Board of Directors for share repurchases up to $50,000 which allowed for the repurchase of common shares and expired in October 2024. The shares repurchased under the program are retired. During the three and nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares of its common stock.
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
In connection with the Oaktree Credit Agreement, on February 26, 2025 (refer to Note 11 - Term Loans and Revolving Credit Facility), the Company issued seven-year warrants to certain affiliates of Oaktree Capital Management, L.P. (the “Holders”) to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s Common Stock at an exercise price of $5.14 per share. The Warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the Holders would be entitled to exercise the Warrants for up to 19.9% of the then-outstanding shares of common stock. The warrants were classified as a liability. At inception on February 26, 2025, the fair value of the warrants was $7,860, and the fair value of the warrants was $8,500 at September 30, 2025 (see Note 2(l) - Fair Value Measurements). The warrant liability of $8,500 at September 30, 2025 is included in other liabilities in Note 13 - Accrued Expenses and Other Liabilities and the change in value of the warrant liability of $(4,340) and $(640), respectively for the three and nine months ended September 30, 2025, is included in the “Change in fair value of financial instruments and other” line item in the unaudited condensed consolidated statements of operations.

In conjunction with the debt exchanges (see Note 12 - Senior Notes Payable), the Company issued seven-year warrants to the investors to purchase up to 98,444 and 913,692 shares of common stock at an exercise price of $10.00 as of the three and nine months ended September 30, 2025, respectively. The warrants contain certain anti-dilution provisions and upon exercise, the warrant holders are entitled to dividends and distributions as if the warrants had been exercised in full prior to the dividend or distribution date. The warrants meet the definition of a derivative and were classified within stockholder’s equity.
The following table summarizes the fair value of the warrants at issuance:

	Exchange Date
	March 26, 2025	April 7, 2025	May 21, 2025	June 30, 2025	July 11, 2025
Fair value at issuance	$863	$67	$590	$80	$248
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
(c) Preferred Stock
There were 2,834 shares of the Series A Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024. The total liquidation preference for the Series A Preferred Stock as of September 30, 2025 and December 31, 2024 was $74,507 (inclusive of cumulative unpaid dividends of $3,654) and $70,854, respectively. There were no dividends declared or paid on the of the Series A Preferred Stock during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, dividends paid on the Series A Preferred Stock were $0.4296875 per depository share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
There were 1,729 shares of the Series B Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024. The total liquidation preference for the Series B Preferred Stock as of September 30, 2025 and December 31, 2024 was $45,619 (inclusive of cumulative unpaid dividends of $2,391) and $43,228, respectively. There were no dividends declared or paid on the of the Series B Preferred Stock during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, dividends paid on the Series B Preferred Stock were $0.4609375 per depository share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
NOTE 20 — NET CAPITAL REQUIREMENTS
BRS and B. Riley Wealth Management (“BRWM”), the Company’s broker-dealer subsidiaries, are registered with the SEC as broker-dealers and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company’s broker-dealer subsidiaries are subject to SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As such, they are subject to the minimum net capital requirements promulgated by the SEC. As of September 30, 2025, BRS had net capital of $69,463, which was $64,043 in excess of required minimum net capital of $5,420; and BRWM had net capital of $8,997, which was $7,723 in excess of required minimum net capital of $1,274.
As of December 31, 2024, BRS had net capital of $69,197, which was $65,420 in excess of its required minimum net capital of $3,777; and BRWM had net capital of $16,384, which was $14,832 in excess of its required minimum net capital of $1,552.

NOTE 21 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds. Management fees from the Funds during the three and nine months ended September 30, 2024 totaled $6 and $149, respectively. There were no management fees from the Funds during 2025.
As of September 30, 2025 and December 31, 2024, amounts due from related parties were $202 and $189, respectively, of which $41 was due from the Funds for management fees and other operating expenses at December 31, 2024.
As of September 30, 2025 and December 31, 2024, amounts due to related parties were $2,595 and $3,404, respectively, of which $2,595 and $2,764, respectively, related to bebe’s rent to own stores which are franchised through Freedom VCM and consist of royalty fees, inventory purchases, marketing, and IT services.
During the three and nine months ended September 30, 2025, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,001 and $3,286, respectively, and inventory purchases by bebe from Freedom VCM totaled $3,612 and $8,951, respectively. During the three and nine months ended September 30, 2024, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,176 and $3,701, respectively, and inventory purchases by bebe from Freedom VCM totaled $3,877 and $10,636, respectively.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of one of the Company’s executive officers who was the Company’s Chief Financial Officer and Chief Operating Officer until the executive officer’s departure on June 3, 2025. Whitehawk has agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. During the three and nine months ended September 30, 2024, management fees paid for investment advisory services by Whitehawk were zero and $1,237, respectively. There were no management fees paid to Whitehawk during 2025. Whitehawk is no longer a related party upon the departure of the executive officer on June 3, 2025.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:
Babcock and Wilcox
B&W is a related party as a result of the Company’s equity investment as more fully described in Note 2(k) - Securities and Other Investments Owned and Securities Sold Not Yet Purchased for which the Company is deemed to have significant influence. One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2028. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company. On September 20, 2024, Kenny Young resigned from his position as the President of the Company, the Executive Consulting Agreement with B&W was terminated, and concurrently, Kenny Young entered into a one year consulting agreement to provide services to the Company, pursuant to which he will be paid an annual fee of $250 paid on a monthly basis, subject to deduction of damages, fees and expenses that he may owe to the Company pursuant to this agreement. The Agreement expired on September 20, 2025 in accordance with its original terms.
During the three months ended September 30, 2025 and 2024, the Company earned $1,121 and $1,061, respectively, and during the nine months ended September 30, 2025 and 2024, the Company earned $4,939 and $2,778, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities which are included in services and fees in the unaudited condensed consolidated statements of operations.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed above in Note 17 – Commitments and Contingencies.

Applied Digital
Applied Digital is a related party as a result of the chief executive officer of Applied Digital (“APLD”) being a member of senior management of one of the Company’s subsidiaries until February 5, 2024. Another member of senior management of one of the Company’s subsidiaries, whose departure from the Company was on March 31, 2025, was also a member of the board of directors of APLD. As of December 31, 2023, the Company had an unfunded loan commitment with APLD of $5,500 which was terminated on February 5, 2024. After the departure of the member of senior management of one of the Company’s subsidiaries on March 31, 2025 who was on the board of directors of APLD, APLD is no longer a related party.
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
In connection with the FRG take-private transaction on August 21, 2023, all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to Freedom VCM Receivables (a subsidiary of Freedom VCM) for a purchase price of $58,872. In connection with the sale, the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033, with payments of principal and interest limited solely to the performance of certain receivables held by BRRII. Principal and interest is payable based on the collateral without recourse to Freedom VCM Receivables, which includes the performance of certain consumer credit receivables.
On October 9, 2024, the promissory note was cancelled and certain of the receivables owned by BRRII were transferred to B. Riley Receivables, LLC, a wholly owned subsidiary of the Company, all in accordance with the terms of that certain amended and restated funding agreement, dated December 18, 2023, by and among Freedom VCM Interco Holdings, Inc., Freedom VCM Receivables, Inc., BRRII, the Company and certain other parties thereto. This loan was sold on February 7, 2025, and as such, we no longer owned the loan as of September 30, 2025. This loan receivable was measured at fair value in the amount of $3,913 as of December 31, 2024. Interest income on this loan receivable was $1,538 and $5,930 during the three and nine months ended September 30, 2024, respectively. There was no interest income on this loan receivable during the three and nine months ended September 30, 2025.
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
Vintage Capital Management - Brian Kahn
As discussed above, in connection with the completion of the FRG take-private transaction, one of the Company’s subsidiaries and VCM, an affiliate of Brian Kahn, (entered into the “Amended and Restated Note”). The Amended and Restated Note in the aggregate principal amount of $200,506 bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note required repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of the closing of the FRG Take-private transaction. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was zero as of December 31, 2024. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code which impacted the Freedom FVM equity interest which served as the collateral for this loan receivable. After the impairment of the collateral related to the Freedom equity interest, the fair value of the loan was $2,057 at December 31, 2024 which was determined based on the remaining collateral for this loan which is primarily comprised of other securities. Fair value adjustments on the VCM loan receivable were decreases of $(165) and $(54,333) during the three months ended September 30, 2025 and 2024, respectively, and decreases of $(754) and $(222,718) during the nine months ended September 30, 2025 and 2024, respectively. In light of the Company’s determination that any repayment of the Amended and Restated Note would have been paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying Freedom VCM equity interest collateral provided by Mr. Kahn and his spouse, the Company has determined that both VCM and Mr. Kahn are related parties as of September 30, 2025 and December 31, 2024. Interest income was $3,409 and $15,573 during the three and nine months ended September 30, 2024, respectively. There was no interest income during the three and nine months ended September 30, 2025.
Torticity, LLC

Torticity is a related party as a result of the Company’s equity ownership in the limited liability company and BRC’s representation on the Board of Directors (board representation through January 12, 2025). On November 2, 2023, the Company agreed to lend up to $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. Interest income was $1,281 and $3,746 during the three and nine months ended September 30, 2024, respectively. The fair value of the entire loan receivable was impaired with no fair value at December 31, 2024. Subsequent to December 31, 2024, there were amendments to the loan; however, the entire loan remained impaired with no fair value at September 30, 2025, and there has been no interest income on the loan receivable during 2025.
Kanaci Technologies, LLC

On November 21, 2023, the Company agreed to lend up to $10,000 to Kanaci Technologies, LLC (“Kanaci”), of which $4,000 was drawn upon with $6,000 remaining, with interest payable of 15.0% per annum and a maturity date of June 30, 2026. Interest income was $1,244 and $2,088 during the three and nine months ended September 30, 2024, respectively. In June 2023, one of the Company’s members of senior management was appointed to the board of directors of Kanaci. The loan receivable in the amount of $11,453 was converted to equity on September 30, 2024.

GA Holdings

GA Holdings is a related party as a result of the Company’s equity investment as fully described in Note 2(m) - Equity Method Investment and BRC’s representation on the Board of Directors. Upon closing the Great American Transaction on November 15, 2024, the Company had loans receivable outstanding for three retail liquidation engagements from GA Holdings in the amount of $15,000. The three loans receivable are due and payable upon completion of the retail liquidation engagements and do not accrue interest on the outstanding balance. Two of the loans receivable were paid in full prior to December 31, 2024, and the remaining loan receivable had an outstanding balance of $1,339 at December 31, 2024 which was subsequently paid off during the first quarter of 2025.
The Company also provided GA Holdings with a $25,000 secured revolving credit facility upon closing the Great American Transaction on November 15, 2024, which had an initial outstanding balance of $1,698. As subsequently amended, the revolving commitment was revised to $40,000 for the period March 10, 2025 to June 30, 2025 and reduced back to $25,000 from July 1, 2025 until the maturity date. The secured revolving credit facility is secured by all of the assets of GA Holdings and accrues interest at the annual rate of SOFR plus 4.75% (weighted average rates of 8.83% and 9.27% as of September 30, 2025 and December 31, 2024, respectively). Interest income recorded on the loan receivable was $126 and $828 during the three and nine months ended September 30, 2025, respectively. The loan matures on November 15, 2025. The outstanding balance on the secured revolving credit facility was $25,000 and $1,698 at September 30, 2025 and December 31, 2024, respectively. On October 16, 2025, all outstanding amounts due and owing under this facility were repaid in full to BRF and the facility was terminated.

During the three and nine months ended September 30, 2025, the Company provided services to GA Holdings in accordance with a transition services agreement for accounting, information technology and other administration services and recorded fee revenues for these services in the amount of $239 and $1,933, respectively. At September 30, 2025 and December 31, 2024, amounts due from GA Holdings for these services totaled $202 and $121, respectively. Pursuant to an existing consulting arrangement, the Company also paid $200 of consulting fees to the consultant, who was hired in July 2025 as the chief executive officer of GA Holdings, during the three months ended September 30, 2025.
GA Joann Retail Partnership, LLC
GA Joann Retail Partnership, LLC, formed in February 2025, is a related party as a result of the Company’s equity investment as more fully described in Note 2(m) - Equity Method Investment for which the Company is deemed to have significant influence. On February 27, 2025, BRF, along with other lenders, entered into a credit agreement with GA Joann Retail Partnership, LLC for an aggregate commitment of $52,000, of which BRF is committed to $24,653. The credit agreement bears interest at 10.00% to be paid monthly as payment-in-kind and capitalized into the outstanding principal balance and has a maturity date of November 26, 2025. Interest income recorded on the loan receivable was zero and $223 during the three and nine months ended September 30, 2025, respectively. This loan receivable was paid in full on April 7, 2025.
Other
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three and nine months ended September 30, 2025, the Company earned $198 and $2,819 of fees related to these services, respectively. During the three and nine months ended September 30, 2024, the Company earned $601 and $1,325 of fees related to these services, respectively.
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

The following is a summary of certain financial data for each of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital Markets segment:
Revenues - Services and fees	$65,352	$30,437	$129,652	$141,026
Trading gains (losses), net	44,951	(1,908)	50,648	(52,787)
Fair value adjustment on loans	1,299	(71,477)	(5,997)	(259,260)
Interest income - loans	2,094	11,251	9,143	51,894
Interest income - securities lending	2,523	7,007	5,487	69,614
Total revenues	116,219	(24,690)	188,933	(49,513)
Employee compensation and benefits	(39,554)	(18,397)	(91,600)	(92,134)
Professional services	(1,192)	(1,225)	(5,100)	(3,280)
Occupancy-related costs	(1,601)	(2,061)	(5,392)	(6,101)
Other selling, general and administrative expenses	(10,525)	(8,770)	(35,860)	(31,968)

Interest expense - Securities lending and loan participations sold	(2,094)	(6,359)	(4,781)	(65,055)
Depreciation and amortization	(555)	(817)	(1,938)	(2,333)
Segment income (loss)	60,698	(62,319)	44,262	(250,384)
Wealth Management segment:
Revenues - Services and fees	34,342	49,389	114,429	150,153
Trading gains (losses), net	8,061	670	13,873	2,561
Total revenues	42,403	50,059	128,302	152,714
Employee compensation and benefits	(30,995)	(40,546)	(94,164)	(120,269)
Professional services	(749)	(904)	(1,740)	(1,848)
Occupancy-related costs	(3,137)	(2,589)	(11,132)	(8,721)
Other selling, general and administrative expenses	65	(4,195)	(11,857)	(14,601)
Depreciation and amortization	(397)	(1,045)	(1,814)	(3,148)
Segment income	7,190	780	7,595	4,127
Communications segment:
Revenues - Services and fees	59,363	66,241	183,268	225,055
Revenues - Sale of goods	1,003	1,318	3,775	4,079
Total revenues	60,366	67,559	187,043	229,134
Direct cost of services	(27,914)	(36,253)	(90,112)	(131,346)
Cost of goods sold	(1,026)	(1,350)	(4,260)	(4,323)
Employee compensation and benefits	(6,913)	(7,828)	(21,013)	(25,667)
Professional services	(463)	(1,112)	(2,050)	(3,713)
Occupancy-related costs	(1,889)	(2,351)	(5,861)	(7,683)
Other selling, general and administrative expenses	(5,329)	(5,374)	(16,673)	(17,073)
Restructuring charge	—	(116)	—	(379)
Depreciation and amortization	(4,792)	(4,868)	(14,375)	(16,750)
Segment income	12,040	8,307	32,699	22,200
Consumer Products segment:
Revenues - Sale of goods	46,967	49,793	132,354	152,739
Cost of goods sold	(33,607)	(36,406)	(98,267)	(109,270)
Employee compensation and benefits	(8,941)	(9,701)	(28,002)	(30,117)
Professional services	(1,060)	(2,686)	(3,035)	(6,702)
Occupancy-related costs	(1,465)	(1,658)	(4,398)	(4,836)
Other selling, general and administrative expenses	(1,144)	(914)	(3,547)	(3,947)
Depreciation and amortization	(1,896)	(1,934)	(5,760)	(5,862)
Restructuring charge	(184)	—	(220)	(546)
Impairment of goodwill and tradenames	—	—	(1,500)	(27,681)
Segment loss	(1,330)	(3,506)	(12,375)	(36,222)
E-Commerce segment:
Revenues - Services and fees	—	5,233	3,469	7,964
Revenues - Sale of goods	—	3,749	3,528	6,014
Total revenues	—	8,982	6,997	13,978
Direct cost of services	—	(2,953)	(1,552)	(4,543)
Cost of goods sold	—	(2,128)	(3,131)	(3,738)
Employee compensation and benefits	—	(4,554)	(3,153)	(7,107)
Professional services	—	(1,656)	(2,141)	(2,663)
Occupancy-related costs	—	(759)	(642)	(1,795)

Other selling, general and administrative expenses	—	(1,568)	(2,454)	(2,639)
Depreciation and amortization	—	(552)	(38)	(922)
Segment loss	—	(5,188)	(6,114)	(9,429)
Consolidated operating income (loss) from reportable segments	78,598	(61,926)	66,067	(269,708)
All Other:
Revenues - Services and fees	11,147	23,273	42,304	67,365
Revenues - Sale of goods	305	388	1,146	1,422
Total revenues	11,452	23,661	43,450	68,787
Direct cost of services	(3,377)	(10,453)	(15,543)	(32,119)
Cost of goods sold	(368)	(428)	(1,189)	(1,566)
Employee compensation and benefits	(3,598)	(5,541)	(12,918)	(17,049)
Professional services	(483)	(754)	(1,713)	(2,172)
Occupancy-related costs	(1,685)	(2,634)	(5,620)	(7,799)
Other selling, general and administrative expenses	(2,294)	(3,133)	(9,026)	(8,971)
Depreciation and amortization	(597)	(1,698)	(2,625)	(4,289)
Corporate:
Revenues - Services and fees	464	—	2,157	—
Employee compensation and benefits	(7,038)	(10,695)	(27,318)	(35,243)
Professional services	(7,937)	(7,538)	(25,984)	(24,110)
Occupancy-related costs	(1,746)	(2,123)	(5,081)	(6,058)
Other selling, general and administrative expenses	4,215	1,256	10,905	9,995
Depreciation and amortization	(197)	(151)	(530)	(454)
Restructuring charge	—	—	(285)	—
Operating income (loss)	65,409	(82,157)	14,747	(330,756)
Interest income	1,491	1,432	3,469	2,892
Dividend income	564	675	821	4,139
Realized and unrealized gains (losses) on investments	32,756	(22,197)	28,472	(212,362)
Change in fair value of financial instruments and other	(3,314)	—	9,492	—
Gain on sale and deconsolidation of businesses	—	476	86,213	790
Gain on senior note exchange	12,222	—	67,208	—
Income from equity investments	9,193	6	34,244	12
Loss on extinguishment of debt	(950)	(5,900)	(21,643)	(5,780)
Interest expense:
Capital Markets segment	—	(153)	(49)	(465)
Communications segment	(1,475)	(2,040)	(4,688)	(7,057)
Consumer Products segment	(656)	(1,001)	(1,516)	(3,446)
E-Commerce segment	—	(390)	(396)	(647)
Corporate and other	(16,638)	(29,412)	(66,036)	(90,580)
Interest expense	(18,769)	(32,996)	(72,685)	(102,195)
Income (loss) from continuing operations before income taxes	98,602	(140,661)	150,338	(643,260)
Provision for income taxes	(1,183)	(9,950)	(1,194)	(17,803)
Income (loss) from continuing operations	97,419	(150,611)	149,144	(661,063)
(Loss) income from discontinued operations, net of income taxes	(1,866)	(136,987)	70,841	(108,270)
Net income (loss)	95,553	(287,598)	219,985	(769,333)

Net income (loss) attributable to noncontrolling interests	4,470	(3,201)	(594)	(2,167)
Net income (loss) attributable to Registrant	91,083	(284,397)	220,579	(767,166)
Preferred stock dividends	2,015	2,015	6,045	6,045
Net income (loss) available to common shareholders	$89,068	$(286,412)	$214,534	$(773,211)
The following table presents revenues by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Services and fees
North America	$170,668	$174,573	$475,279	$591,563

Trading gains (losses), net
North America	53,012	(1,238)	64,521	(50,226)

Fair value adjustments on loans
North America	1,299	(71,477)	(5,997)	(259,260)

Interest income - loans
North America	2,094	11,251	9,143	51,894

Interest income - securities lending
North America	2,523	7,007	5,487	69,614

Sale of goods
North America	25,166	30,218	73,985	87,984
Australia	2,189	2,735	6,871	9,196
Europe, Middle East, and Africa	13,270	14,556	38,240	41,508
Asia	6,084	5,540	16,361	18,674
Latin America	1,566	2,199	5,346	6,892
Total - Sale of goods	48,275	55,248	140,803	164,254

Total Revenues
North America	254,762	150,334	622,418	491,569
Australia	2,189	2,735	6,871	9,196
Europe, Middle East, and Africa	13,270	14,556	38,240	41,508
Asia	6,084	5,540	16,361	18,674
Latin America	1,566	2,199	5,346	6,892
Total Revenues	$277,871	$175,364	$689,236	$567,839

The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	September 30, 2025	December 31, 2024
Long-lived Assets - Property and Equipment, net:
North America	$17,863	$18,327
Europe	118	217
Asia Pacific	57	81
Australia	46	54
Total	$18,084	$18,679
Segment assets are not reported to, or used by, the Company’s Chief Operating Decision Maker to allocate resources to, or assess performance of the segments and therefore, total segment assets have not been disclosed.
NOTE 23 — SUBSEQUENT EVENTS
Name Change
On January 1, 2026, the Company’s previously announced name change became effective. The name of the Company is now BRC Group Holdings, Inc. Our trading symbol (“RILY”) and our CUSIP (05580M108) remain the same.

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
Except as otherwise required by the context, references in this Quarterly Report to the “Company,” “BRC,” “BRC Group Holdings,” “we,” “us” or “our” refer to the combined business of BRC Group Holdings (f/k/a B. Riley Financial, Inc.) and all of its subsidiaries.
Overview
Description of the Company
BRC Group Holdings, Inc. (f/k/a B. Riley Financial Inc.) (NASDAQ: RILY) (the “Company”) is a diversified holding company, including financial services, telecom, and retail, and investments in equity, debt and venture capital. Our core financial services platform provides small cap and middle market companies customized end-to-end solutions at every stage of the enterprise life cycle. Our banking business offers comprehensive services in capital markets, sales, trading, research, merchant banking, M&A, and restructuring. Our wealth management business offers wealth management and financial planning services including brokerage, investment management, insurance, and tax preparation. Our telecom businesses provide consumer and business services including traditional, mobile and cloud phone, internet and data, security, and email. Our retail companies provide home furnishings and mobile computing accessories. BRC deploys its capital inside and outside its core financial services platform to generate shareholder value through opportunistic investments.
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

Our investment approach is value-oriented and represents a core competency of our capital markets strategy. We act as an advisor to our clients, which at times involves complex transactions consistent with our value-oriented investment philosophy. We often provide consulting, capital raising, or investment banking services for companies in which we may have significant influence through equity ownership, representation on the board of directors (or similar governing body), or both.

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

Securities and Other Investments Owned Portfolio – We have a portfolio of securities and other investments owned that consists of public equity securities, private equity securities, corporate bonds, other fixed income securities, and partnership interests and other investments as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$79,595	$45,012
Babcock & Wilcox Enterprises, Inc. - preferred stock	1,959	1,528
Double Down Interactive Co., Ltd - common stock	32,227	43,706
Synchronoss Technologies, Inc. - common stock	2,488	7,200
Other public equities	33,465	27,446
Total public equity securities	149,734	124,892

Private Equity Securities:
Other private equities	98,968	107,616
Total private equity securities	98,968	107,616

Total equity securities	248,702	232,508

Corporate bonds	33,048	29,027
Other fixed income securities	10,141	4,923
Partnership interest and other	23,575	15,867
Total securities and other investments owned	$315,466	$282,325

Securities and other investments owned was $315.5 million and $282.3 million as of September 30, 2025 and December 31, 2024, respectively. Of this amount, the carrying value of equity securities totaled $248.7 million and $232.5 million as of September 30, 2025 and December 31, 2024, respectively. Of these amounts, public equity securities totaled $149.7 million and $124.9 million as of September 30, 2025 and December 31, 2024, and private equity securities totaled $99.0 million and $107.6 million as of September 30, 2025 and December 31, 2024, respectively.
The carrying value of Babcock & Wilcox Enterprises, Inc.’s (“B&W”) - common stock held as of held as of September 30, 2025 and December 31, 2024 was $79.6 million and $45.0 million, respectively. The change in the carrying value for the nine months ended September 30, 2025 was due to a increase in the public share price during the period.
The carrying value of our Double Down Interactive Co., Ltd common stock held as of September 30, 2025 and December 31, 2024 was $32.2 million and $43.7 million, respectively. The change in the carrying value for the nine months ended September 30, 2025 was primarily driven by sales of the securities and, to a lesser extent, a decrease in the public share price during the period.
The carrying value of our investments in other public equities held as of September 30, 2025 and December 31, 2024 was $33.5 million and $27.4 million, respectively. The change in the carrying value for the nine months ended September 30, 2025 was driven by purchases of certain other public equity securities and, to a lesser extent, increases in the public share prices during the period.
The carrying value of our investments in other private equities held as of September 30, 2025 and December 31, 2024 was $99.0 million and $107.6 million, respectively. The decrease in the carrying value for the nine months ended September 30, 2025 was driven by sales of certain private securities and, to a lesser extent, decreases in fair values during the period.

Recent Developments

Name Change
On January 1, 2026, the Company’s previously announced name change became effective. The name of the Company is now BRC Group Holdings, Inc. Our trading symbol (“RILY”) and our CUSIP (05580M108) remain the same.
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

At June 30, 2025, qualitative factors indicated it could be more likely than not that the carrying value of the Targus tradename in the Consumer Products segment could be impaired. In order to estimate the fair value of the Targus tradename management must make certain estimates and assumptions which, among other things, included an assessment of market conditions, projected cash flows, discount rates, and revenue growth rates. The inputs for the fair value calculations included a 3.5% growth rate to calculate the terminal value, a discount rate of 22.2%, and a royalty rate of 1.5%. This resulted in an impairment charge for the Targus tradename in the amount of $1.5 million at June 30, 2025. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge for the tradename. Any changes from our current estimates and assumptions that result in materially different estimates and assumptions in the future in response to changing economic conditions, changes in our business or for other reasons could result in the recognition of additional impairment charges in future periods. There were no impairments of goodwill or indefinite-lived intangibles of other reporting units identified in an interim basis during the nine months ended September 30, 2025.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Revenues:
Services and fees	$170,668	$174,573	$(3,905)	(2.2)%	%
Trading gains (losses), net	53,012	(1,238)	54,250	n/m
Fair value adjustments on loans	1,299	(71,477)	72,776	(101.8)%	%
Interest income - loans	2,094	11,251	(9,157)	(81.4)%	%
Interest income - securities lending	2,523	7,007	(4,484)	(64.0)%	%
Sale of goods	48,275	55,248	(6,973)	(12.6)%	%
Total revenues	277,871	175,364	102,507	58.5%	%
Operating expenses:
Direct cost of services	31,291	49,659	(18,368)	(37.0)%	%
Cost of goods sold	35,001	40,312	(5,311)	(13.2)%	%
Selling, general and administrative expenses	143,892	161,075	(17,183)	(10.7)%	%
Restructuring charge	184	116	68	58.6%	%
Interest expense - Securities lending and loan participations sold	2,094	6,359	(4,265)	(67.1)%	%
Total operating expenses	212,462	257,521	(45,059)	(17.5)%	%
Operating income (loss)	65,409	(82,157)	147,566	(179.6)%	%
Other income (expense):
Interest income	1,491	1,432	59	4.1%	%
Dividend income	564	675	(111)	(16.4)%	%
Realized and unrealized gains (losses) on investments	32,756	(22,197)	54,953	n/m
Change in fair value of financial instruments and other	(3,314)	—	(3,314)	n/m
Gain on sale and deconsolidation of businesses	—	476	(476)	(100.0)%	%
Gain on senior note exchange	12,222	—	12,222	n/m
Income from equity investments	9,193	6	9,187	n/m
Loss on extinguishment of debt	(950)	(5,900)	4,950	(83.9)%	%
Interest expense	(18,769)	(32,996)	14,227	(43.1)%	%
Income (loss) from continuing operations before income taxes	98,602	(140,661)	239,263	(170.1)%	%
Provision for income taxes	(1,183)	(9,950)	8,767	(88.1)%	%
Income (loss) from continuing operations	97,419	(150,611)	248,030	(164.7)%	%
Loss from discontinued operations, net of income taxes	(1,866)	(136,987)	135,121	(98.6)%	%
Net income (loss)	95,553	(287,598)	383,151	(133.2)%	%
Net income (loss) attributable to noncontrolling interests	4,470	(3,201)	7,671	n/m
Net income (loss) attributable to Registrant	91,083	(284,397)	375,480	(132.0)%	%
Preferred stock dividends	2,015	2,015	—	— %	%
Net income (loss) available to common shareholders	$89,068	$(286,412)	$375,480	(131.1)%	%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Services and fees:
Capital Markets segment	$65,352	$30,437	$34,915	114.7%	%
Wealth Management segment	34,342	49,389	(15,047)	(30.5)%	%
Communications segment	59,363	66,241	(6,878)	(10.4)%	%
E-Commerce segment	—	5,233	(5,233)	(100.0)%	%
All Other	11,611	23,273	(11,662)	(50.1)%	%
Subtotal	170,668	174,573	(3,905)	(2.2)%	%

Trading gains (losses), net:
Capital Markets segment	44,951	(1,908)	46,859	n/m
Wealth Management segment	8,061	670	7,391	n/m
Subtotal	53,012	(1,238)	54,250	n/m

Fair value adjustments on loans:
Capital Markets segment	1,299	(71,477)	72,776	(101.8)%	%

Interest income - loans:
Capital Markets segment	2,094	11,251	(9,157)	(81.4)%	%

Interest income - securities lending:
Capital Markets segment	2,523	7,007	(4,484)	(64.0)%	%

Sale of goods:
Communications segment	1,003	1,318	(315)	(23.9)%	%
Consumer Products segment	46,967	49,793	(2,826)	(5.7)%	%
E-Commerce segment	—	3,749	(3,749)	(100.0)%	%
All Other	305	388	(83)	(21.4)%	%
Subtotal	48,275	55,248	(6,973)	(12.6)%	%

Total revenues	$277,871	$175,364	$102,507	58.5%	%

__________________________________________
n/m - Not applicable or not meaningful.
Total revenues increased $102.5 million to $277.9 million during the three months ended September 30, 2025 from $175.4 million during the three months ended September 30, 2024. The increase in revenues during the three months ended September 30, 2025 was primarily due to increases in fair value adjustments on loans of $72.8 million, and increases in fair value of the portfolio of securities and other investments owned of $54.3 million, partially offset by decreases in revenues from interest income from loans of $9.2 million, sale of goods of $7.0 million, interest income from securities lending of $4.5 million, and services and fees of $3.9 million. Of the $72.8 million increase in fair value adjustments related to loans, $54.2 million related to the loan to Vintage Capital Management, LLC (“VCM”) and $18.6 million related to the loan to

Conn’s Inc. (“Conn’s”). The decrease in revenue of $3.9 million from services and fees in the three months ended September 30, 2025 consisted of decreases in revenue of $15.0 million in the Wealth Management segment, $11.7 million in All Other, $6.9 million in the Communications segment, and $5.2 million in the E-Commerce segment, partially offset by an increase of revenue of $34.9 million in the Capital Markets segment.
Revenues from services and fees in the Capital Markets segment increased $34.9 million to $65.4 million during the three months ended September 30, 2025 from $30.4 million during the three months ended September 30, 2024. The increase in revenues was primarily due to increases of $32.6 million of corporate finance, consulting, and investment banking fees, $2.2 million in asset management fees, $0.7 million in commission fees, and $0.3 million in dividends, partially offset by increases of $0.7 million of interest income, and $0.2 million in other income. The increase in investment banking revenues is related to the episodic nature of this business, an increase in the number of transactions when compared to the prior period, and the public press release of the B. Riley Securities Holdings, Inc. (“BRSH”) carve out. The increases in investment banking revenues were $13.6 million in investment banking underwriting fees, $11.5 million in private placement fees, and $9.4 million in at the market fees, partially offset by a decrease of $1.7 million in mergers and acquisitions advisory fees.

Revenues from the Wealth Management segment are comprised of the following:

	Three Months Ended September 30,
	2025	2024
Revenues - Services and fees
Brokerage revenues	$18,582	$23,120
Advisory revenues	10,800	19,935
Other	4,960	6,334
Total services and fees revenue	34,342	49,389
Trading gains (losses), net	8,061	670
Total revenues	$42,403	$50,059

Revenues from brokerage and advisory decreased $13.7 million to $29.4 million during the three months ended September 30, 2025 from $43.1 million during the three months ended September 30, 2024. The decrease in revenues was primarily due to decreases in revenue from wealth and asset management fees due to a reduction in AUM which was driven by a loss of headcount of wealth management advisors and the Stifel transaction in April 2025. Refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for additional information. Total assets under management were approximately $13.3 billion and $25.7 billion at September 30, 2025 and September 30, 2024, respectively. Of these amounts, advisory assets under management totaled approximately $4.2 billion at September 30, 2025 and $8.1 billion at September 30, 2024. Advisory revenues were 0.25% and 0.24% of average advisory assets under management during the three months ended September 30, 2025 and 2024, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Brokerage revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. Other revenues is primarily comprised of tax service fees and management fees earned from comprehensive client focused services performed.
Revenues from services and fees in the Communications segment decreased $6.9 million to $59.4 million during the three months ended September 30, 2025 from $66.2 million during the three months ended September 30, 2024. The decrease in revenues was primarily due to decreases in subscription revenue of $6.7 million, $1.7 million of which related to divestiture of the Lingo wholesale carrier business in third quarter of fiscal year 2024. Of the remaining $5.1 million decrease in subscription revenue, $1.8 million was from Marconi Wireless, $1.7 million was from Lingo, $1.1 million was from magicJack, and $0.4 million was from UOL. We expect Lingo, magicJack, Marconi Wireless and UOL subscription revenue to continue to decline year-over-year as landline and VoIP technologies are older and cellular services are offered in a highly competitive marketplace.
There were no revenues from services and fees in the E-Commerce segment during the three months ended September 30, 2025. This segment consisted of Nogin which we deconsolidated in the first quarter of 2025. Refer to Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information.

Revenues from services and fees in All Other decreased $11.7 million to $11.6 million during the three months ended September 30, 2025 from $23.3 million during the three months ended September 30, 2024. These revenues include merchandise rental fees and sales from bebe, and the operations of a regional environmental services business, which was sold in the first quarter of 2025. Revenues from services and fees in All Other decreased by $11.2 million related to the regional environmental services business, and $0.9 million related to merchandise rental fees from bebe, partially offset by an increase in revenues of $0.4 million in other revenue.
Trading gains (losses), net increased $54.3 million to income of $53.0 million during the three months ended September 30, 2025 compared to loss of $1.2 million during the three months ended September 30, 2024. The income of $53.0 million during the three months ended September 30, 2025 was primarily due to realized and unrealized income on investments made in our proprietary trading accounts, primarily gains of $30.2 million on Babcock & Wilcox Enterprises, Inc. (“B&W”) and $28.4 million on Applied Digital Corporation (“Applied Digital”), offset by trading losses.
In our Capital Markets segment we have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

				Fair Value Adjustments on Loans
		Loans Receivable, at Fair Value		Three Months Ended September 30,
	Industry or Type of Loan	September 30, 2025	December 31, 2024
				2025	2024
Related Party Loans:
Vintage Capital Management, LLC	Retail / consumer	$1,303	$2,057	$(165)	$(54,333)
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	—	3,913	—	534
Conn’s, Inc.	Retail / consumer	—	38,826	—	(18,600)
W.S. Badcock Corporation	Consumer receivable portfolio	—	2,169	—	852
Great American Holdings, LLC	Professional Services	25,000	—	—	—
Other related party loans	Professional Services, Industrials	1,542	4,937	116	2,779
Total related party		27,845	51,902	(49)	(68,768)

Exela Technologies, Inc.	Technology	25,173	32,136	1,323	(221)
Norlin EV Limited	Real Estate	—	6,065	25	12
Other loans	Various	2,000	—	—	(2,500)
Total		$55,018	$90,103	$1,299	$(71,477)

The fair value adjustments on loans receivable for the three months ended September 30, 2025 and 2024, were $1.3 million and $(71.5) million, respectively. During the three months ended September 30, 2025 and 2024, fair value adjustments for other loans receivable totaled $1.3 million and $(2.7) million, respectively.
The $72.8 million favorable variance in fair value adjustment related to our loans receivable during the three months ended September 30, 2025 was primarily driven by $54.2 million related to the VCM and $18.6 million related to Conn’s.
Interest income from loans decreased $9.2 million to $2.1 million during the three months ended September 30, 2025 from $11.3 million during the three months ended September 30, 2024. The decrease was primarily due to non-accrual of interest on the following adjusted loans: $3.4 million for VCM, and $1.5 million for Nogin, as well as a reduction in loan receivable balances from $151.7 million as of September 30, 2024 to $55.0 million as of September 30, 2025.

Interest income from securities lending decreased $4.5 million to $2.5 million during the three months ended September 30, 2025 from $7.0 million during the three months ended September 30, 2024. The decrease was due to counterparties constraining their business activity and a reduced strategic focus and deployment of capital in securities lending, which led to lower securities lending balances.
Revenues from the sale of goods decreased $7.0 million to $48.3 million during the three months ended September 30, 2025 from $55.2 million during the three months ended September 30, 2024. The decrease was primarily related to decreases of $3.7 million from Nogin in the E-Commerce segment, which was deconsolidated in the first quarter of 2025,$2.8 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide, $0.3 million from the Communications segment, and $0.1 million in All Other consisting of sales of goods from bebe.
Operating Expenses
Direct cost of services
Direct cost of services decreased $18.4 million to $31.3 million during the three months ended September 30, 2025 from $49.7 million during the three months ended September 30, 2024. The decrease in direct cost of services was primarily attributable to a decrease of $8.3 million from the Communications segment, $2.0 million of which was attributable to divestiture of the Lingo wholesale carrier business in third quarter of fiscal year 2024, $7.1 million from All Other, consisting of $6.7 million from the regional environmental services business that was sold in the first quarter of 2025, and $0.4 million from bebe, and $3.0 million from the E-Commerce segment, consisting of Nogin which was deconsolidated in the first quarter of 2025.
Cost of goods sold
Cost of goods sold for the three months ended September 30, 2025 decreased $5.3 million to $35.0 million from $40.3 million during the three months ended September 30, 2024. The decrease in cost of goods sold was primarily attributable to decreases of $2.8 million in the Consumer Products segment, due to lower sales volume, $2.1 million from the E-Commerce segment, consisting of Nogin which was deconsolidated in the first quarter of 2025, $0.3 million from the Communications segment due to decreased sales, and $0.1 million from All Other consisting of cost of goods from bebe.
Selling, general and administrative expenses
Selling, general and administrative expenses during the three months ended September 30, 2025 and 2024 were comprised of the following:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024			Change
	Amount	%		Amount	%		Amount	%
Capital Markets segment	$53,427	37.1%	%	$31,270	19.4%	%	$22,157	70.9%	%
Wealth Management segment	35,213	24.5%	%	49,279	30.6%	%	(14,066)	(28.5)%	%
Communications segment	19,386	13.5%	%	21,533	13.4%	%	(2,147)	(10.0)%	%
Consumer Products segment	14,506	10.1%	%	16,893	10.5%	%	(2,387)	(14.1)%	%
E-Commerce segment	—	— %	%	9,089	5.6%	%	(9,089)	(100.0)%	%
Corporate and All Other	21,360	14.8%	%	33,011	20.5%	%	(11,651)	(35.3)%	%
Total selling, general & administrative expenses	$143,892	100.0%	%	$161,075	100.0%	%	$(17,183)	(10.7)%	%
Total selling, general and administrative expenses decreased by $17.2 million to $143.9 million during the three months ended September 30, 2025 from $161.1 million during the three months ended September 30, 2024. The decrease was primarily due to decreases of $14.1 million in the Wealth Management segment, $11.7 million in Corporate and All Other, $9.1 million in the E-Commerce segment, $2.4 million in the Consumer Products segment, and $2.1 million in the Communications segment, partially offset by an increase of $22.2 million in the Capital Markets segment.

Capital Markets

Selling, general and administrative expenses in the Capital Markets segment increased by $22.2 million to $53.4 million during the three months ended September 30, 2025 from $31.3 million during the three months ended September 30, 2024. The increase was primarily due to increases of $21.2 million in employee compensation and benefit related expenses, which primarily related to increases in commissions paid, largely related to increased revenue, and $2.1 million in investment banking deal expenses, partially offset by decreases of $0.6 million in other expenses, and $0.5 million in occupancy-related costs.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $14.1 million to $35.2 million during the three months ended September 30, 2025 from $49.3 million during the three months ended September 30, 2024, primarily due to decreases of $9.6 million in employee compensation and benefit related expenses, which primarily related to decreases in commissions paid, bonuses and other payroll expenses due to a decrease in headcount, which aligns with the decrease in revenue, $3.8 million change in the fair value of contingent consideration, $0.6 million in depreciation and amortization expense, and $0.6 million in other expenses, partially offset by an increase of $0.5 million in occupancy-related costs, due to multiple office closures and lease impairments as a result of the Stifel transaction.
Communications
Selling, general and administrative expenses in the Communications segment decreased $2.1 million to $19.4 million for the three months ended September 30, 2025 from $21.5 million for the three months ended September 30, 2024. The decrease was primarily due to decreases of $0.9 million in employee compensation and benefit related expenses due to lower headcount, lower commissions and sale of the Lingo carrier business in the third quarter of 2024, $0.6 million in professional services, $0.5 million in occupancy-related costs, and $0.1 million in depreciation and amortization expenses due to items being fully amortized in 2024.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased $2.4 million to $14.5 million for the three months ended September 30, 2025 from $16.9 million during the three months ended September 30, 2024. The decrease was primarily due to decreases of $1.6 million in professional services and $0.8 million in employee compensation and benefit related expenses due to reduced headcount.
E-Commerce
There were no selling, general and administrative expenses in the E-Commerce segment during the three months ended September 30, 2025. This segment consisted of Nogin which we deconsolidated in the first quarter of 2025. Refer to Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other decreased $11.7 million to $21.4 million during the three months ended September 30, 2025 from $33.0 million during the three months ended September 30, 2024. The decrease was primarily due to $5.6 million in employee compensation and benefit related expenses primarily driven by a decrease in corporate compensation, $2.6 million in other expenses, $2.4 million in foreign currency translation, and $1.1 million in depreciation and amortization.
Interest Expense - Securities Lending and Loan Participations Sold. Interest Expense - Securities Lending and Loan Participations Sold decreased $4.3 million to $2.1 million during the three months ended September 30, 2025 from $6.4 million for the three months ended September 30, 2024. The decrease was due to a reduced strategic focus and deployment of capital in securities lending, which led to lower securities lending balances.
Other Income (Expense). Other income included interest income of $1.5 million and $1.4 million during the three months ended September 30, 2025 and 2024, respectively. Dividend income was $0.6 million during the three months ended September 30, 2025 compared to $0.7 million during the three months ended September 30, 2024. Realized and unrealized (losses) gains on investments was a gain of $32.8 million during the three months ended September 30, 2025 compared to a loss of $22.2 million during the three months ended September 30, 2024, which is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Three Months Ended September 30,
	2025	2024
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$23,009	$7,005
Babcock & Wilcox Enterprises, Inc. - preferred stock	840	2,495
Double Down Interactive Co., Ltd - common stock	(751)	13,113
Synchronoss Technologies, Inc. - common stock	—	6,445
Applied Digital Corporation - common stock	13,189	—
Other public equities	(3,559)	209
Subtotal	32,728	29,267

Private Equity Securities:
Freedom VCM Holdings, LLC	—	(49,033)
Kanaci Technologies, LLC	—	32,364
BJES Holdings, LLC	—	(35,891)
Other private equities	328	1,309
Subtotal	328	(51,251)

Corporate bonds	(300)	(246)
Partnership interest and other	—	33
Total	$32,756	$(22,197)
The favorable variance of $55.0 million was primarily due to unfavorable fair value adjustments recorded in the prior year quarter of $49.0 million for Freedom VCM and $35.9 million for BJES Holdings, LLC, and a $16.0 million increase in the fair value of our common stock investment in Babcock & Wilcox Enterprises, Inc, partially offset by favorable fair value adjustments recorded in the prior year quarter of $32.4 million for Kanaci Technologies, LLC and $13.1 million for Double Down Interactive Co., Ltd.
Other income (expense) also includes change in fair value of financial instruments and other was a loss of $3.3 million during the three months ended September 30, 2025. Gain on senior note exchange was $12.2 million during the three months ended September 30, 2025. Income from equity investments was $9.2 million during the three months ended September 30, 2025. Loss on extinguishment of debt during the three months ended September 30, 2025 was $1.0 million compared to a loss of $5.9 million during the three months ended September 30, 2024.
Interest expense was $18.8 million during the three months ended September 30, 2025 compared to $33.0 million during the three months ended September 30, 2024. The decrease in interest expense was due to lower debt balances during the three months ended September 30, 2025. The decreases in interest expense primarily consisted of $7.4 million from the issuance of senior notes, $5.9 million from the Nomura term loan, $1.4 million from the Lingo term loan, $0.4 million from the Nomura revolving credit facility, $0.4 million from the Targus term loan, $0.4 million from the Nogin secured convertible promissory note, and partially offset by increases in interest expense of $1.3 million from the Oaktree term loan, $0.6 million from the BRPAC term loan, and $0.1 million from the Targus FGI loan.
Provision for Income Taxes. Provision for income taxes was $1.2 million during the three months ended September 30, 2025 compared to $10.0 million during the three months ended September 30, 2024. The effective income tax rate was 1.2% for the three months ended September 30, 2025 as compared to 7.1% for the three months ended September 30, 2024.

Loss From Discontinued Operations, Net Of Income Taxes. On October 25, 2024, we and our subsidiary bebe completed a transaction for our brand assets yielding approximately $236.0 million in cash proceeds. The results have been presented as discontinued operations for the three months ended September 30, 2024. Loss from discontinued operations, net of tax, for Brands Transaction, as described in Note 4 to the accompanying unaudited condensed consolidated financial statements, was $(141.3) million during the three months ended September 30, 2024.
On November 15, 2024, we completed the sale of our Appraisal and Valuation Services, Real Estate, and Retail, Wholesale & Industrial Solutions businesses (collectively, the “Great American Group”), and its results have been presented as discontinued operations for the three months ended September 30, 2024. Loss from discontinued operations, net of income taxes was $(1.9) million during the three months ended September 30, 2024.
On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner Advisory & Capital Group, LLC (“GlassRatner”) and B. Riley Farber Advisory Inc. (“Farber”), and their results have been presented as discontinued operations for the three months ended September 30, 2024. Loss from discontinued operations, net of tax for GlassRatner and Farber was $(1.9) million for the three months ended September 30, 2025, compared to income from discontinued operations of $6.2 million during the three months ended September 30, 2024. Refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for additional information.
Preferred Stock Dividends. Preferred stock dividends were $2.0 million for the three months ended September 30, 2025 and 2024. Dividends on the Series A preferred paid during the three months ended September 30, 2024 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the three months ended September 30, 2024 were $0.4609375 per depository share. On January 21, 2025, the Company announced that we had temporarily suspended dividends on our Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.
Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Revenues:
Services and fees	$475,279	$591,563	$(116,284)	(19.7)%	%
Trading gains (losses), net	64,521	(50,226)	114,747	n/m
Fair value adjustments on loans	(5,997)	(259,260)	253,263	(97.7)%	%
Interest income - loans	9,143	51,894	(42,751)	(82.4)%	%
Interest income - securities lending	5,487	69,614	(64,127)	(92.1)%	%
Sale of goods	140,803	164,254	(23,451)	(14.3)%	%
Total revenues	689,236	567,839	121,397	21.4%	%
Operating expenses:
Direct cost of services	107,207	168,008	(60,801)	(36.2)%	%
Cost of goods sold	106,847	118,897	(12,050)	(10.1)%	%
Selling, general and administrative expenses	453,649	518,029	(64,380)	(12.4)%	%
Restructuring charge	505	925	(420)	(45.4)%	%
Impairment of goodwill and tradenames	1,500	27,681	(26,181)	(94.6)%	%
Interest expense - Securities lending and loan participations sold	4,781	65,055	(60,274)	(92.7)%	%
Total operating expenses	674,489	898,595	(224,106)	(24.9)%	%
Operating income (loss)	14,747	(330,756)	345,503	(104.5)%	%
Other income (expense):
Interest income	3,469	2,892	577	20.0%	%
Dividend income	821	4,139	(3,318)	(80.2)%	%
Realized and unrealized gains (losses) on investments	28,472	(212,362)	240,834	(113.4)%	%
Change in fair value of financial instruments and other	9,492	—	9,492	n/m
Gain on sale and deconsolidation of businesses	86,213	790	85,423	n/m
Gain on senior note exchange	67,208	—	67,208	n/m
Income from equity investments	34,244	12	34,232	n/m
Loss on extinguishment of debt	(21,643)	(5,780)	(15,863)	n/m
Interest expense	(72,685)	(102,195)	29,510	(28.9)%	%
Income (loss) from continuing operations before income taxes	150,338	(643,260)	793,598	(123.4)%	%
Provision for income taxes	(1,194)	(17,803)	16,609	(93.3)%	%
Income (loss) from continuing operations	149,144	(661,063)	810,207	(122.6)%	%
Income (loss) from discontinued operations, net of income taxes	70,841	(108,270)	179,111	(165.4)%	%
Net income (loss)	219,985	(769,333)	989,318	(128.6)%	%
Net loss attributable to noncontrolling interests	(594)	(2,167)	1,573	(72.6)%	%
Net income (loss) attributable to Registrant	220,579	(767,166)	987,745	(128.8)%	%
Preferred stock dividends	6,045	6,045	—	— %	%
Net income (loss) available to common shareholders	$214,534	$(773,211)	$987,745	(127.7)%	%

n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Services and fees:
Capital Markets segment	$129,652	$141,026	$(11,374)	(8.1)%	%
Wealth Management segment	114,429	150,153	(35,724)	(23.8)%	%
Communications segment	183,268	225,055	(41,787)	(18.6)%	%
E-Commerce segment	3,469	7,964	(4,495)	(56.4)%	%
All Other	44,461	67,365	(22,904)	(34.0)%	%
Subtotal	475,279	591,563	(116,284)	(19.7)%	%

Trading gains (losses), net:
Capital Markets segment	50,648	(52,787)	103,435	(195.9)%	%
Wealth Management segment	13,873	2,561	11,312	n/m
Subtotal	64,521	(50,226)	114,747	n/m

Fair value adjustments on loans:
Capital Markets segment	(5,997)	(259,260)	253,263	(97.7)%	%

Interest income - loans:
Capital Markets segment	9,143	51,894	(42,751)	(82.4)%	%

Interest income - securities lending:
Capital Markets segment	5,487	69,614	(64,127)	(92.1)%	%

Sale of goods:
Communications segment	3,775	4,079	(304)	(7.5)%	%
Consumer Products segment	132,354	152,739	(20,385)	(13.3)%	%
E-Commerce segment	3,528	6,014	(2,486)	(41.3)%	%
All Other	1,146	1,422	(276)	(19.4)%	%
Subtotal	140,803	164,254	(23,451)	(14.3)%	%

Total revenues	$689,236	$567,839	$121,397	21.4%	%
_____________________________________________
n/m - Not applicable or not meaningful.
Total revenues increased $121.4 million to $689.2 million during the nine months ended September 30, 2025 from $567.8 million during the nine months ended September 30, 2024. The increase in revenues during the nine months ended September 30, 2025 was primarily due to increases in revenue from fair value adjustments on loans of $253.3 million, and in the fair value of the portfolio of securities and other investments owned of $114.7 million, partially offset by decreases in revenues from services and fees of $116.3 million, interest income from securities lending of $64.1 million, interest income from loans of $42.8 million, and sale of goods of $23.5 million. Of the $253.3 million increase in fair value adjustments related to loans, $222.0 million related to VCM, $23.0 million related to the loan to Conn’s, $14.6 million related to the loan to Freedom VCM, and $6.2 million related to Badcock, partially offset by a decrease of $8.5 million related to Core Scientific, Inc. (“Core Scientific”). The decrease in revenue of $116.3 million from services and fees in the nine months ended September 30, 2025 consisted of decreases in revenue of $41.8 million in the Communications segment, $35.7 million in the Wealth Management segment, $22.9 million in All Other, $11.4 million in the Capital Markets segment, and $4.5 million in the E-Commerce segment.
Revenues from services and fees in the Capital Markets segment decreased $11.4 million to $129.7 million during the nine months ended September 30, 2025 from $141.0 million during the nine months ended September 30, 2024. The decrease in revenues was primarily due to decreases of $7.6 million of corporate finance, consulting, and investment banking fees, $4.7 million in commission fees, $3.3 million in interest income and $1.1 million in dividends, $1.0 million in other income, partially offset by an increase of $4.1 million in advisory fees related to the Innovation X and GACP II funds and $1.6 million in asset management fees. The decrease in investment banking revenues is related to the episodic nature of this business and the decline in business due to the late SEC filings of the parent company, partially offset by an increase in the number of transactions when compared to the prior period driven in part by the public announcement of the BRSH carve out. The decreases in investment banking revenues were $13.5 million in at the market fees, $9.2 million in mergers and acquisitions advisory fees, partially offset by increases of $8.6 million in private placement fees, and $6.5 million in investment banking underwriting fees.

Revenues from the Wealth Management segment are comprised of the following:

	Nine Months Ended September 30,
	2025	2024
Revenues - Services and fees
Brokerage revenues	$52,297	$69,613
Advisory revenues	39,396	59,501
Other	22,736	21,039
Total services and fees revenue	114,429	150,153
Trading gains (losses), net	13,873	2,561
Total revenues	$128,302	$152,714

Revenues from brokerage and advisory decreased $37.4 million to $91.7 million during the nine months ended September 30, 2025 from $129.1 million during the nine months ended September 30, 2024. The decrease in revenues was primarily due to decreases in revenue from wealth and asset management fees due to a reduction in AUM which was driven by a loss of headcount of wealth management advisors and the Stifel transaction in April 2025. Refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for additional information. Total assets under management were approximately $13.3 billion and $25.7 billion at September 30, 2025 and September 30, 2024, respectively. Of these amounts, advisory assets under management totaled approximately $4.2 billion at September 30, 2025 and $8.1 billion at September 30, 2024. Advisory revenues were 0.26% and 0.25% of average advisory assets under management during the nine months ended September 30, 2025 and 2024, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Brokerage revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. Other revenues is primarily comprised of tax service fees and management fees earned from comprehensive client focused services performed.
Revenues from services and fees in the Communications segment decreased $41.8 million to $183.3 million during the nine months ended September 30, 2025 from $225.1 million during the nine months ended September 30, 2024. The decrease in revenues was primarily due to decreases in subscription revenue of $41.1 million, $24.8 million of which related to divestiture of the Lingo wholesale carrier business in third quarter of fiscal year 2024. Of the remaining $16.3 million decrease in subscription revenue, $8.0 million was from Lingo, $4.3 million was from Marconi Wireless, $3.0 million was from magicJack, and $1.0 million was from UOL. We expect Lingo, UOL, magicJack, and Marconi Wireless subscription revenue to continue to decline year-over-year as landline and VoIP technologies are older and cellular services are offered in a highly competitive marketplace.

Revenues from services and fees in the E-Commerce segment were $3.5 million during the nine months ended September 30, 2025. This segment consisted of Nogin which we deconsolidated in the first quarter of 2025. Refer to Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information.
Revenues from services and fees in All Other decreased $22.9 million to $44.5 million during the nine months ended September 30, 2025 from $67.4 million during the nine months ended September 30, 2024. These revenues include merchandise rental fees and sales from bebe, and the operations of a regional environmental services business, which was sold in the first quarter of 2025. Revenues from services and fees in All Other decreased by $21.3 million due to the operations of a regional environmental services business, and $3.8 million related to merchandise rental fees from bebe, partially offset by an increase of $2.2 million in other revenue.
Trading gains (losses), net increased $114.7 million to income of $64.5 million during the nine months ended September 30, 2025 compared to a loss of $50.2 million during the nine months ended September 30, 2024. The income of $64.5 million during the nine months ended September 30, 2025 was primarily due to realized and unrealized income on investments made in our proprietary trading accounts, primarily gains of $42.2 million for Applied Digital and $19.6 million for B&W.

In our Capital Markets segment we have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

				Fair Value Adjustments on Loans
		Loans Receivable, at Fair Value		Nine Months Ended September 30,
	Industry or Type of Loan	September 30, 2025	December 31, 2024
				2025	2024
Related Party Loans:
Vintage Capital Management, LLC	Retail / consumer	$1,303	$2,057	$(754)	$(222,718)
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	—	3,913	1,393	(13,187)
Conn’s, Inc.	Retail / consumer	—	38,826	(4,065)	(27,084)
W.S. Badcock Corporation	Consumer receivable portfolio	—	2,169	250	(5,993)
Great American Holdings, LLC	Professional Services	25,000	—	—	—
Other related party loans	Professional Services, Industrials	1,542	4,937	(9)	3,470
Total related party		27,845	51,902	(3,185)	(265,512)

Exela Technologies, Inc.	Technology	25,173	32,136	693	47
Core Scientific, Inc.	Technology	—	—	—	8,473
Norlin EV Limited	Real Estate	—	6,065	(460)	61
Other loans	Various	2,000	—	(3,045)	(2,329)
Total		$55,018	$90,103	$(5,997)	$(259,260)

During the nine months ended September 30, 2025 and 2024, fair value adjustments for loans receivable from related parties totaled $(3.2) million and $(265.5) million, respectively. During the nine months ended September 30, 2025 and 2024, fair value adjustments for other loans receivable totaled $(2.8) million and $6.3 million, respectively.
The $253.3 million favorable variance in fair value adjustment related to our loans receivable during the nine months ended September 30, 2025 was primarily driven by losses from fair value adjustments recorded in the prior year period of $222.7 million related to VCM loan, $27.1 million related to the loan to Conn’s, $13.2 million related to the loan to

Freedom VCM, and $6.0 million related to Badcock loan with no fair value adjustments of comparable magnitude recorded in the current year period, partially offset by a favorable variance of $8.5 million from a realized loss recorded in the prior year period related to the equity conversion of the Core Scientific loan.
Interest income - loans decreased $42.8 million to $9.1 million during the nine months ended September 30, 2025 from $51.9 million during the nine months ended September 30, 2024. The decrease was primarily due to non-accrual of interest on the following adjusted loans: $15.6 million for VCM, $7.4 million for Conn’s, $5.9 million for Freedom VCM, which was sold in February 2025, and $3.5 million for Nogin, as well as a reduction in loan receivable balances from $151.7 million as of September 30, 2024 to $55.0 million as of September 30, 2025.
Interest income – securities lending decreased $64.1 million to $5.5 million during the nine months ended September 30, 2025 from $69.6 million during the nine months ended September 30, 2024. The decrease was due to counterparties constraining their business activity and a reduced strategic focus and deployment of capital in securities lending, which led to lower average securities lending balances.
Revenues from the sale of goods decreased $23.5 million to $140.8 million during the nine months ended September 30, 2025 from $164.3 million during the nine months ended September 30, 2024. The decrease in revenues from sale of goods was attributable to decreases of $20.4 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide, $2.5 million from Nogin in the E-Commerce segment, $0.3 million from the Communications segment, and $0.3 million from All Other consisting of sale of goods from bebe.
Operating Expenses
Direct Cost of Services
Direct cost of services decreased $60.8 million to $107.2 million during the nine months ended September 30, 2025 from $168.0 million during the nine months ended September 30, 2024. The decrease in direct cost of services was primarily attributable to decreases of $41.2 million from the Communications segment, $26.9 million of which was attributable to divestiture of the Lingo wholesale carrier business in third quarter of fiscal year 2024, and $16.6 million from All Other consisting of $14.8 million from the regional environmental services business, which was sold in the first quarter of 2025, and $1.8 million from bebe.
Cost of goods sold
Cost of goods sold for the nine months ended September 30, 2025 decreased $12.1 million to $106.8 million from $118.9 million during the nine months ended September 30, 2024. The decrease in cost of goods sold was primarily attributable to decreases of $11.0 million in the Consumer Products segment, due to lower sales volume, and $0.6 million from the E-Commerce segment, consisting of Nogin which we acquired in the second quarter of 2024 and deconsolidated in the first quarter of 2025, $0.4 million from All Other consisting of bebe, and $0.1 million in the Communications segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses during the nine months ended September 30, 2025 and 2024 were comprised of the following:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024			Change
	Amount	%		Amount	%		Amount	%
Capital Markets segment	$139,890	30.8%	%	$135,816	26.2%	%	$4,074	3.0%	%
Wealth Management segment	120,707	26.6%	%	148,587	28.7%	%	(27,880)	(18.8)%	%
Communications segment	59,972	13.2%	%	70,886	13.7%	%	(10,914)	(15.4)%	%
Consumer Products segment	44,742	9.9%	%	51,464	9.9%	%	(6,722)	(13.1)%	%
E-Commerce segment	8,428	1.9%	%	15,126	2.9%	%	(6,698)	(44.3)%	%
Corporate and All Other	79,910	17.6%	%	96,150	18.6%	%	(16,240)	(16.9)%	%
Total selling, general & administrative expenses	$453,649	100.0%	%	$518,029	100.0%	%	$(64,380)	(12.4)%	%
Total selling, general and administrative expenses decreased by $64.4 million to $453.6 million during the nine months ended September 30, 2025 from $518.0 million during the nine months ended September 30, 2024. The decrease was primarily due to decreases of $27.9 million in the Wealth Management segment, $16.2 million in Corporate and All Other, $10.9 million in the Communications segment, $6.7 million in the E-Commerce segment, and $6.7 million in the Consumer Products segment, partially offset by an increase of $4.1 million in the Capital Markets segment.
Capital Markets
Selling, general and administrative expenses in the Capital Markets segment increased by $4.1 million to $139.9 million during the nine months ended September 30, 2025 from $135.8 million during the nine months ended September 30, 2024. The increase was primarily due to increases of $1.8 million in professional services, an increase of $3.5 million in other expenses, partially offset by decreases of $0.7 million in occupancy-related costs, and $0.5 million in employee compensation and benefit related expenses, which primarily related to decreases in commissions paid, share based compensation and other payroll expenses related to reduced revenue and loss of headcount.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $27.9 million to $120.7 million during the nine months ended September 30, 2025 from $148.6 million during the nine months ended September 30, 2024. The decrease was primarily due to a decrease of $26.1 million in employee compensation and benefit related expenses, which primarily related to decreases in commissions paid, bonuses and other payroll expenses due to a decrease in headcount, which aligns with the decrease in revenue, $3.8 million in change in fair value of contingent consideration, and $1.3 million in depreciation and amortization, partially offset by increases of $2.4 million in occupancy-related costs, due to multiple office closures and lease impairments as a result of the Stifel transaction, and $0.9 million in other expenses.
Communications
Selling, general and administrative expenses in the Communications segment decreased $10.9 million to $60.0 million for the nine months ended September 30, 2025 from $70.9 million for the nine months ended September 30, 2024. The decrease was primarily due to decreases of $4.7 million in employee compensation and benefit related expenses due to lower headcount, lower commissions and sale of the Lingo carrier business in the third quarter of 2024, $2.4 million in depreciation and amortization expenses due to items being fully amortized in 2024, $1.8 million in occupancy-related costs, $1.7 million in professional services, and $0.3 million in other expenses.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased $6.7 million to $44.7 million for the nine months ended September 30, 2025 from $51.5 million during the nine months ended September 30, 2024. The decrease was primarily due to decreases of $3.7 million in professional services, $2.1 million in employee compensation and benefit related expenses due to reduced headcount, and $0.9 million in other expenses.

E-Commerce
Selling, general and administrative expenses in the E-Commerce segment decreased $6.7 million to $8.4 million during the nine months ended September 30, 2025 from $15.1 million for the nine months ended September 30, 2024. The E-Commerce segment was composed of Nogin which was acquired in the second quarter of 2024 and deconsolidated in the first quarter of 2025. Refer to Note 3 to the accompanying unaudited condensed consolidated financial statements for additional information.
Corporate and All Other
Selling, general and administrative expenses for Corporate and All Other decreased $16.2 million to $79.9 million during the nine months ended September 30, 2025 from $96.2 million for the nine months ended September 30, 2024. The decrease was primarily due to decreases of $12.1 million in employee compensation and benefit related expenses primarily driven by decreases in corporate compensation and from the regional environmental services business which was sold in the first quarter of 2025, $3.9 million in other expenses, $3.2 million in occupancy-related costs, $1.6 million in depreciation and amortization expense and $1.2 million in insurance expense, partially offset by increases of $4.4 million in transaction costs from the regional environmental services business which was sold in the first quarter of 2025, and $1.4 million in professional services.
Impairment of Goodwill and Tradenames. We recognized non-cash impairment charges of $1.5 million during the nine months ended September 30, 2025 related to tradenames in the Consumer Products segment. We recognized non-cash impairment charges of $27.7 million during the nine months ended September 30, 2024 consisting of $26.7 million of goodwill and $1.0 million of tradenames in the Consumer Products segment.
Interest Expense - Securities Lending and Loan Participations Sold. Interest Expense - Securities Lending and Loan Participations Sold decreased $60.3 million to $4.8 million during the nine months ended September 30, 2025 from $65.1 million for the nine months ended September 30, 2024. The decrease was due to a reduced strategic focus and deployment of capital in securities lending, which led to lower average securities lending balances.
Other Income (Expense). Other income included interest income of $3.5 million and $2.9 million during the nine months ended September 30, 2025 and 2024, respectively. Dividend income was $0.8 million during the nine months ended September 30, 2025 compared to $4.1 million during the nine months ended September 30, 2024. Realized and unrealized losses on investments was a gain of $28.5 million during the nine months ended September 30, 2025 compared to a loss of $212.4 million during the nine months ended September 30, 2024, which is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Nine Months Ended September 30,
	2025	2024
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$14,960	$5,930
Babcock & Wilcox Enterprises, Inc. - preferred stock	667	2,342
Alta Equipment Group, Inc. - common stock	—	(3,537)
Double Down Interactive Co., Ltd - common stock	(4,675)	34,952
Synchronoss Technologies, Inc. - common stock	—	9,940
Applied Digital Corporation - common stock	18,572	—
Other public equities	(4,571)	(2,035)
Subtotal	24,953	47,592

Private Equity Securities:
Freedom VCM Holdings, LLC	—	(221,042)
Kanaci Technologies, LLC	—	(12,001)
BJES Holdings, LLC	—	(35,892)
Other private equities	(877)	9,204
Subtotal	(877)	(259,731)

Corporate bonds	4,396	779
Partnership interest and other	—	(1,002)
Total	$28,472	$(212,362)
The favorable variance of $240.8 million was primarily due to unfavorable fair value adjustments recorded in the prior year period of $221.0 million for Freedom VCM, $35.9 million for BJES Holdings, LLC, and $12.0 million for Kanaci Technologies, LLC, and $18.6 million in the addition of our investment in Applied Digital Corporation in the current year. These increases were partially offset by a favorable fair value adjustment recorded in the prior year period of $35.0 million for Double Down Interactive Co., Ltd.
Other income (expense) also includes change in fair value of financial instruments and other was a gain of $9.5 million during the nine months ended September 30, 2025. Gain on senior note exchange was $67.2 million during the nine months ended September 30, 2025. Income from equity investments was $34.2 million during the nine months ended September 30, 2025. Loss on extinguishment of debt was $21.6 million during the nine months ended September 30, 2025 compared to a loss of $5.8 million during the nine months ended September 30, 2024. Interest expense was $72.7 million during the nine months ended September 30, 2025 compared to $102.2 million during the nine months ended September 30, 2024. The decrease in interest expense was due to lower debt balances during the nine months ended September 30, 2025. The decreases in interest expense primarily consisted of $16.1 million from the Nomura term loan, $16.0 million from the issuance of senior notes, $4.2 million from the Lingo term loan, $1.4 million from the Nomura revolving credit facility, $1.5 million and $0.6 million from the Targus term loan and revolver, respectively, and $0.2 million from the Nogin secured convertible promissory note, partially offset by increases in interest expense of $9.1 million from the Oaktree term loan, $1.8 million from the BRPAC term loan and $0.1 million from the Targus FGI loan.
Provision for Income Taxes. Provision for income taxes was $1.2 million during the nine months ended September 30, 2025 compared to $17.8 million during the nine months ended September 30, 2024. The effective income tax rate was 0.8% for the nine months ended September 30, 2025 as compared to 2.8% for the nine months ended September 30, 2024.

Income (Loss) From Discontinued Operations, Net Of Income Taxes. On October 25, 2024, we and our subsidiary bebe have completed a transaction for our brand assets yielding approximately $236.0 million in cash proceeds. The results have been presented as discontinued operations for the six months ended June 30, 2024. Loss from discontinued operations, net of tax for Brands Transaction was $(112.6) million during the nine months ended September 30, 2024.
On November 15, 2024, we completed the sale of our Great American Group, and its results have been presented as discontinued operations for the nine months ended September 30, 2024. Loss from discontinued operations, net of tax for Great American Group was $(11.2) million during the nine months ended September 30, 2024.
On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber, and their results have been presented as discontinued operations for the nine months ended September 30, 2025 and 2024. Income from discontinued operations, net of tax for GlassRatner and Farber was $70.8 million for the nine months ended September 30, 2025, compared to income from discontinued operations of $15.6 million during the nine months ended September 30, 2024. Refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for additional information.
Preferred Stock Dividends. Preferred stock dividends were $6.0 million for the nine months ended September 30, 2025 and 2024. Dividends on the Series A preferred paid during the nine months ended September 30, 2024 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the nine months ended September 30, 2024 were $0.4609375 per depository share. On January 21, 2025, the Company announced that we had temporarily suspended dividends on our Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.
Liquidity and Capital Resources
Our operations are funded through a combination of existing cash on hand, cash generated from operations, investment portfolio liquidity, borrowings under our senior notes payable, term loans and credit facilities, other financing arrangements, and obligations under operating leases. During the nine months ended September 30, 2025 and 2024, we generated net income (loss) attributable to the Company of $220.6 million and $(767.2) million, respectively. The Company operates several businesses in its segments that provide cash flows and operating income throughout the year.
As of September 30, 2025, we had $184.2 million of unrestricted cash and cash equivalents, $1.3 million of restricted cash, $315.5 million of securities and other investments owned, $55.0 million of loans receivable, at fair value, $1.4 billion of borrowings outstanding, and approximately $48.8 million of obligations under operating leases. The Company expects to collect approximately $58.7 million of loans at fair value in the next twelve months and has approximately $149.8 million of level 1 securities and other investments owned that are available for sale during the next twelve months.
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
We completed the sale of (a) the Company’s majority owned subsidiary, Atlantic Coast Recycling, LLC on March 3, 2025 for proceeds of approximately $68.6 million (the “Atlantic Coast Transaction”); (b) the sale of part of the Wealth Management business for $26.0 million (the “Wealth Management Transaction”) as more fully described in Note 4 to the accompanying unaudited condensed consolidated financial statements; and (c) the sale of the Company’s financial consulting business on June 27, 2025 for $117.8 million. In addition to the sale of these businesses, approximately $61.2 million of investments were sold during the nine months ended September 30, 2025 and approximately $4.7 million of investments and loans were sold from October 1, 2025 through December 31, 2025. Approximately $50.4 million in repayments of loans receivable, fair value were received during the nine months ended September 30, 2025 and approximately $31.4 million in repayments of loans receivable, fair value were received from October 1, 2025 through December 31, 2025. The sale of additional investments in the next twelve months will vary based upon the realization of the investments providing the best economic value or as liquidity needs arise for the Company.

As discussed in more detail in Note 12 - Senior Notes Payable, on July 11, 2025, the Company completed private exchange transactions with institutional investors pursuant to which aggregate principal amounts of approximately $2.1 million of the 6.50% Senior Notes Payable due September 2026, $19.7 million of the 5.00% Senior Notes due December 2026, $4.7 million of the 6.00% Senior Notes due January 2028, and $16.4 million of the 5.25% Senior Notes due August 2028 (collectively, the “Exchanged Notes”) owned by the investors were exchanged for approximately $24.6 million aggregate principal amount of newly-issued 8.00% Senior Secured Second Lien Notes due 2028 (the “New Notes”), whereupon the Exchanged Notes were cancelled.
The borrowings outstanding of $1.4 billion as of September 30, 2025 included $1.3 billion from the issuance of series of senior notes that are due at various dates ranging from March 31, 2026 to August 31, 2028 with interest rates ranging from 5.00% to 8.00%, $121.9 million in term loans borrowed pursuant to the Oaktree Capital Management, L.P. (“Oaktree”) and BRPI Acquisition Co LLC (“BRPAC”) credit agreements, and $10.2 million of revolving credit facility under the Targus credit facility. Of the senior notes outstanding, after the completion of the Exchanged Notes described above, there is $280.1 million due in the next twelve months and $1.0 billion thereafter. The $131.6 million of term loans outstanding includes $16.0 million that is expected to be repaid in the next twelve months and $115.6 million thereafter. Of the approximately $48.8 million of obligations due under operating leases, approximately $16.9 million is due in the next twelve months and approximately $32.0 million is due thereafter. For additional information regarding our debt offerings and related agreements, refer to Note 10 - Notes Payable, Note 11 - Term Loans and Revolving Credit Facility, and Note 12 - Senior Notes Payable to the unaudited condensed consolidated financial statements.

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

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the three months ended September 30, 2025, we did not pay any cash dividends on our common stock. During the year ended December 31, 2024, we paid cash dividends on our common stock of $33.7 million. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of common stock dividend activity for the nine months ended September 30, 2025 and the year ended December 31, 2024 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Amount
May 15, 2024	June 11, 2024	May 27, 2024	$0.50
February 29, 2024	March 22, 2024	March 11, 2024	0.50

Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of September 30, 2025, dividends in arrears in respect of the Series A Preferred Stock and underlying Depositary Shares were $4.5 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.

Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears, on or about the last day of January, April, July, and October. As of September 30, 2025, dividends in arrears in respect of the Series B Preferred Stock and underlying Depositary Shares were $2.9 million. On January 21, 2025, the

Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
A summary of preferred stock dividend activity for the nine months ended September 30, 2025 and the year ended December 31, 2024 was as follows:

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
Cash Flow Summary

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(85,932)	$266,294
Investing activities	275,927	25,529
Financing activities	(260,989)	(354,722)
Effect of foreign currency on cash	(183)	(1,092)
Net decrease in cash, cash equivalents and restricted cash	$(71,177)	$(63,991)
Cash used in operating activities was $85.9 million during the nine months ended September 30, 2025 compared to cash provided by operating activities of $266.3 million during the nine months ended September 30, 2024. The reduction of $352.2 million in net cash provided by operating activities in 2025 was primarily due to $673.3 million less cash generated from securities and other investments owned, as fewer securities positions were sold to provide liquidity to fund operations and redemption of the 6.375% Senior Notes due February 28, 2025, partially offset by an increase of $422.0 million in net income, net of non-cash items. Cash used in operating activities for the nine months ended September 30, 2025 consisted of the impact of net income of $220.0 million, non-cash items of $172.4 million, and changes in operating assets and liabilities of $133.5 million. The negative cash flow impact from non-cash items of $172.4 million included gain on sale and deconsolidation of businesses of $86.2 million, gain on senior note exchange of $67.2 million, gain on disposal of discontinued operations of $66.8 million, income from equity investments of $34.2 million, fair value and remeasurement adjustments of $8.6 million, gain on sale or disposal of fixed assets and other of $1.3 million, and net foreign currency gains of $0.5 million, partially offset by depreciation and amortization of $27.2 million, loss on extinguishment of debt of $21.6 million, share-based compensation of $11.0 million, depreciation of rental merchandise of $9.9 million, deferred income taxes of $9.2 million, non-cash interest and other of $9.2 million, provision for losses on accounts receivable of $2.6 million, impairment of goodwill and tradenames of $1.5 million, and dividends from equity investment of $0.2 million. Cash provided by operating activities for the nine months ended September 30, 2024 consisted of the impact of net loss of $769.3 million, non-cash items of $394.9 million, and changes in operating assets and liabilities of $640.7 million. The positive cash flow impact from non-cash items of $394.9 million included fair value adjustments of $261.4 million, loss on disposal of discontinued operations of $39.5 million, depreciation and amortization of $34.1 million, impairment of goodwill and tradenames of $27.7 million, deferred income taxes of $20.5 million, share-based compensation of $17.6 million, depreciation of rental merchandise of $11.7 million, provision for losses on accounts receivable of $2.5 million, income allocated for mandatorily redeemable noncontrolling interests of $1.4 million, net foreign currency gains of $0.3 million, partially offset by non-cash interest and other of $26.3 million, and gain on sale of business of $0.8 million.

Cash provided by investing activities was $275.9 million during the nine months ended September 30, 2025 compared to cash provided by investing activities of $25.5 million for the nine months ended September 30, 2024. The increase of $250.4 million in net cash provided by investing activities in 2025 was primarily due to $114.0 million in proceeds received from the sale of the GlassRatner and Farber business, $68.9 million in proceeds received from the sale of the Atlantic Coast Recycling business, $37.5 million in distributions received from equity investment Joann Retail, a new investment in 2025, $26.0 million in proceeds from the sale of the Wealth Management business, and a decrease of $19.1 million in cash paid for acquisitions, as Nogin was acquired in 2024 and there were no acquisitions in 2025. During the nine months ended September 30, 2025, cash provided by investing activities consisted of cash provided by proceeds from loans receivable repayment of $137.7 million, sale of discontinued operation of $114.0 million, proceeds from sale of business, net of cash sold and other of $94.9 million, distributions from equity investments of $37.5 million, proceeds from sale of loans receivable of $10.4 million, proceeds from sale of property, equipment, intangible assets and other of $7.6 million, proceeds from sale of loan participations of $4.5 million, and proceeds from consolidation of VIE, partially offset by cash used in purchases of loans receivable of $114.3 million, purchases of property, equipment and intangible assets of $10.3 million, and purchases of equity and other investments of $6.6 million. During the nine months ended September 30, 2024, cash provided by investing activities consisted of cash received from loans receivable repayment of $105.3 million, proceeds from sale of loans receivable of $22.8 million, and proceeds from sale of loan participations of $4.0 million, partially offset by cash used for purchases of loans receivable of $79.9 million, acquisition of businesses and minority interest of $19.1 million, purchases of property and equipment of $6.7 million, purchases of equity and other investments of $1.1 million, and proceeds from sale of business, net of cash sold and other of $0.3 million.
Cash used in financing activities was $261.0 million during the nine months ended September 30, 2025 compared to cash used in financing activities of $354.7 million during the nine months ended September 30, 2024. The decrease of $93.7 million in net cash used in financing activities in 2025 was primarily due to a net increase in debt-related proceeds of $47.9 million and the suspension of dividends, compared to $39.7 million paid in common stock and preferred dividends in 2024. During the nine months ended September 30, 2025, cash used in financing activities primarily consisted of $314.3 million used in the repayment of term loan, $145.3 million used to redeem senior notes, $92.2 million used in payment of revolving line of credit, $13.4 million used to repay our notes payable and other, $13.2 million used to pay debt issuance and offering costs, $3.6 million in distributions to noncontrolling interests, and $1.4 million used to pay contingent consideration, partially offset by cash provided by $235.6 million in proceeds from term loan, $86.1 million in proceeds from revolving line of credit, and $0.9 million in proceeds from notes payable. During the nine months ended September 30, 2024, cash used in financing activities primarily consisted of $140.5 million used to redeem senior notes, $94.2 million used in repayment of revolving line of credit, $138.6 million used in the repayment of term loan, $33.6 million used to pay dividends on our common shares, $6.2 million used to repay our notes payable and other, $6.0 million used to pay dividends on our preferred shares, $7.4 million used in the payment of contingent consideration, $4.6 million in distributions to noncontrolling interests, $3.5 million used in the payment of debt issuance and offering costs, $3.1 million used in payment of ESPP and employment taxes on vesting of restricted stock, partially offset by cash provided by $64.1 million in proceeds from revolving line of credit, $15.0 million in proceeds from notes payable, $3.2 million in contributions from noncontrolling interests, and $0.7 million in proceeds from exercise of warrants.
Recent Accounting Standards
See Note 2(s) - Recent Accounting Standards to the accompanying unaudited condensed consolidated financial statements for recent accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information called for by this Item.
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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of September 30, 2025 our disclosure controls and procedures were not effective at the reasonable assurance level.

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
On January 2, 2026, a stockholder derivative complaint was filed by Joel Friedman in the U.S. Federal District Court, Central District of California on behalf of the Company and against the members of the Company’s Board of Directors and certain of the Company’s executive officers. The complaint alleges that certain of the Company’s officers and the board of directors substantially damaged the Company by filing false and misleading statements that omitted material adverse facts regarding Brian Kahn's involvement in the Prophecy fraud and the regulatory scrutiny that the Company would face because of its entanglements with Kahn and Franchise Group. Claims include breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.
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

On January 24, 2024, a putative securities class action complaint was filed by Mike Coan in U.S. Federal District Court, Central District of California, against the Company, Mr. Riley, Tom Kelleher and Phillip Ahn. The purported class includes persons and entities that purchased shares of the Company’s common stock between May 10, 2023 and November 9, 2023. A second putative class action lawsuit was filed on March 15, 2024 by the KL Kamholz Joint Revocable Trust (“Kamholz”). On August 8, 2024, this matter was consolidated with the Kamholz matter and an amended complaint was then filed on April 21, 2025. The amended complaint alleges that the Company failed to disclose to investors material financial details concerning a going private transaction involving FRG, and that the Company made false or misleading statements concerning the Company’s lending practices, its high concentration of risk in transactions involving Mr. Kahn and his affiliates, the condition and composition of the Company’s loan portfolio, the Company’s due diligence and risk management procedures, and the Company’s level of concern and internal scrutiny concerning Mr. Kahn after it learned he was potentially implicated in a fraud involving an unrelated third party. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On December 12, 2025, the District Court granted in part and denied in part the Company’s motion to dismiss the consolidated amended complaint. The matter will now move into discovery and class certification proceedings. The Company cannot estimate the amount of potential liability, if any, that could arise from these matters and believes these claims are meritless and intends to defend these actions.

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
Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Reports for the quarters ended March 31, 2025 and June 30, 2025 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.

Except as set forth below, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2024, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
If we are unable to satisfy the applicable continued listing requirements of Nasdaq, our securities could be delisted.

Our shares of common stock and preferred stock, and our senior notes (collectively, our “Securities”) are listed on the Nasdaq Global Market. Generally, among other requirements, we must timely file all required periodic financial reports with the SEC.

On November 21, 2025, the Company received a Staff Determination Letter (the “November Determination Letter”) from the Nasdaq Listing Qualifications Staff (the “Staff”) based on the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”), as previously notified by the Staff on April 3, 2025, May 21, 2025, August 20, 2025 and October 1, 2025 (together, the “Prior Determination Letters”). The basis for the Prior Determination Letters was that the Company had not yet filed its Form 10-K for the fiscal year ended December 31, 2024 and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 (the “Q1 Report”) and June 30, 2025 (the “Q2 Report”) with the SEC. The basis for the November Determination Letter was that the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Q3 Report”). The Company filed its Form 10-K for the fiscal year ended December 31, 2024 on September 19, 2025, its Q1 Report on November 18, 2025, its Q2 Report on December 15, 2025 and its Q3 report on the filing date hereof.

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

The Company filed with the SEC the Q1 Report on November 18, 2025, the Q2 Report on December 15, 2025 and the Q3 Report on the filing date hereof. The Hearings Panel also made it a requirement during the exception period that the Company provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements.

There can be no assurance that the Company will be able to file future reports timely or meet other Nasdaq continued listing requirements in the future.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2025, except as set forth below:

On July 11, 2025, the Company issued exchange warrants (the “Exchange Warrants”) to purchase 98,444 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at an exercise price of $10.00 per share, in connection with a private exchange transaction in which certain of the Company’s senior notes held by an investor were exchanged for New Notes.

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
Exhibit Index

Incorporated by Reference
Exhibit No.		Description	Form	Exhibit	Filing Date

10.1§*		Amendment No. 2 to Credit Agreement among Registrant, BR Financial Holdings, LLC and Oaktree Fund Administration, LLC, dated as of July 8, 2025.

10.2§†*		Form of Warrant, for warrants issued to Whitebox Multi-Strategy Partners, LP and Whitebox GT Fund, LP, dated as of July 11, 2025.

10.3§*	R	Registration Rights Agreement by and between Registrant, Whitebox Multi-Strategy Partners, LP and Whitebox GT Fund, LP, dated as of July 11, 2025.

10.4§*
Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of July 25, 2025.

10.5*
Amendment No. 7 Amendment No. 7 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of August 15, 2025.

10.6*		Amendment No. 3 to Keepwell Agreement by and among Registrant, B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated July 25, 2025.

10.7*		Supplemental Indenture No. 2 by and among Registrant and GLAS Trust Company LLC, dated as of August 4, 2025.

10.8§		Revolving Credit, Receivables Purchase, Security and Guaranty Agreement by and among Targus International LLC, Targus US LLC, Hyper Products Inc., Targus (Canada) Ltd., Tiger US Holdings Inc., Targus US Newco Inc., Targus International Holdco (UK) Limited, Targus Group (UK) Limited, Targus Europe Limited, Targus Asia Pacific Limited, and FGI Worldwide LLC as lender and agent, dated as of August 20, 2025.	8K	10.1	8/26/2025

31.1*		Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
§	In accordance with Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have not been filed. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRC Group Holdings, Inc. (f/k/a B. Riley Financial, Inc.)

Date: January 14, 2026	By:	/s/ SCOTT YESSNER
	Name:	Scott Yessner
	Title:	Chief Financial Officer
(Principal Financial Officer)