Form 10-K
period 2025-12-31
BRC Group Holdings, Inc.
filed 2026-03-31
CIK 1464790

i found

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $63.3 million.
As of March 27, 2026, there were 35,150,932 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Auditor Name:	BDO USA, P.C.	Auditor Location:	Los Angeles, CA, USA	Auditor Firm ID:	243

BRC GROUP HOLDINGS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
i

PART I
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “will,” “should,” “could,” “future,” “likely,” “predict,” “project,” “potential,” “continue,” “estimate” and similar expressions are generally intended to identify forward-looking statements but are not exclusive means of identifying forward-looking statements in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission (the “SEC”). Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I-Item 1A. Risk Factors” contained in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Except as otherwise required by the context, references in this Annual Report to “the Company,” “BRCGH,” “BRC,” “BRC Group Holdings,” “we,” “us” or “our” refer to the combined business of BRC Group Holdings and all of its subsidiaries.
Item 1. BUSINESS
Overview

BRC Group Holdings, Inc. (Nasdaq: RILY) (the “Company” or “BRCGH”), which changed its name from B. Riley Financial, Inc. effective January 1, 2026, is a diversified holding company offering a platform of businesses, including financial services (with complementary banking and wealth management businesses), telecom, retail, and investments in equity, debt and venture capital. We refer to BRCGH as having a “platform” because of the unique composition of our financial services businesses and diversification of its operations. Our core financial services platform provides small cap and middle market companies customized end-to-end solutions at every stage of the enterprise life cycle. Our complementary banking business offers comprehensive services in capital markets, sales, trading, research, merchant banking, M&A, and restructuring. Our complementary wealth management business offers wealth management and financial planning services including brokerage, investment management, insurance, and tax preparation. Our telecom businesses provide consumer and business services including traditional, mobile and cloud phone, internet and data, security, and email. Our consumer products and retail companies provide mobile computing accessories and home furnishings. BRCGH, through its investment business, deploys its capital inside and outside its core financial services business to generate shareholder value through opportunistic investments.
The Company opportunistically invests in and acquires companies or assets with attractive risk-adjusted return, with a focus on making operational improvements within these companies in an effort to maximize free cash flow.

In addition to efforts to grow BRC’s businesses, starting in 2024 and continuing through 2025, we have been focused on reducing indebtedness, including through operating cash flow, normal course realization of investments, the net proceeds from a number of strategic asset dispositions or other monetization transactions as described below under “Disposition and Monetization Transactions.” The Company has reduced its total outstanding indebtedness from $1.8 billion at December 31, 2024 to $1.4 billion at December 31, 2025. The Company anticipates that reduction of indebtedness, including potentially through additional asset disposition or monetization transactions, will remain a key priority for the foreseeable future.

BRC was founded in 1997 by our Co-Chief Executive Officers Bryant Riley and Tom Kelleher, incorporated in Delaware in 2009, and became publicly listed through its strategic combination with Great American Group, Inc. in 2014. The Company has more than 1,552 affiliated professionals, including employees and independent contractors. We are headquartered in Los Angeles, California and maintain offices throughout the U.S., including in New York, New Jersey, Chicago, Metro District of Columbia, Boston, Dallas, Memphis, Miami, San Francisco, Boca Raton, and Palm Beach Gardens, as well as an office located in India.

Disposition and Monetization Transactions

Since the fourth quarter of 2024, we have completed the following disposition and monetization transactions:

•Brands Transaction: In October 2024, the Company entered into a transfer and contribution agreement pursuant to which, among other things, B. Riley Brand Management transferred and contributed to a subsidiary and securitization financing vehicle (“Brand Financing Vehicle”) the limited liability company interests (“Brand LLC Interests”) held by B. Riley Brand Management in the entities that held certain assets related to six consumer brands and equity method investments for Hurley, Justice and Scotch & Soda. In connection with this transaction, the Brand Financing Vehicle issued notes and preferred stock secured by those Brand LLC Interests to a third party purchaser, the proceeds of which were used to fund an upfront payment to the Company of approximately $189.3 million.

In addition, in October 2024, bebe stores, inc., a majority owned subsidiary of the Company (“bebe”), sold its limited liability company interests in entities that held certain brand assets to a third party purchaser for approximately $46.6 million in net cash proceeds. Upon closing of the bebe Brands sale, proceeds of $22.2 million was used to pay off the outstanding balance of the bebe Credit Agreement in full and $0.2 million of loan-related pay off expenses. The remaining amount of the proceeds were paid as a dividend to the Company.

•Great American Group: In November 2024, the Company completed a transaction in which (1) it and certain of its subsidiaries contributed all of the interests in the Company’s Appraisal and Valuation Services, Retail, Wholesale & Industrial Solutions and Real Estate businesses to Great American Holdings, LLC (“GA Holdings”) and (2) third party investors received all of the outstanding class A preferred limited liability units of GA Holdings and 52.6% of the class A common limited liability units of GA Holdings for a purchase price of approximately $203.0 million. After amounts paid to minority stockholders and certain transaction expenses, approximately $167.1 million was distributed to the Company. For a more detailed description of this transaction, see Note 5 - Discontinued Operations and Assets Held for Sale in the accompanying consolidated financial statements.

•Atlantic Coast Recycling Transaction: In March 2025, the Company sold all of the issued and outstanding membership interests in subsidiaries engaged in a recycling business to a third party purchaser for a purchase price of approximately $102.5 million, subject to certain adjustments resulting in cash proceeds of $68.6 million to the Company after adjustments for amounts allocated to noncontrolling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction.

•Wealth Management: In April 2025, the Company sold a portion of the Company’s (W-2) Wealth Management business to Stifel Financial Corp. (“Stifel”) for net cash consideration of $26.0 million.

•GlassRatner and Farber: In June 2025, the Company sold all of the membership interests of GlassRatner Advisory & Capital Group, LLC and B. Riley Farber Advisory Inc., for cash consideration of approximately $117.8 million.

•Others: The Company also engaged in the sale of certain investments, open market purchases of its existing publicly-traded senior debt, bond exchanges with certain institutional investors (including exchanging publicly-traded senior debt for private notes and exchanging publicly-traded senior debt for common stock) and collection of proceeds from loans receivable to create additional liquidity and facilitate the repayment and reduction of debt.

Our Business Segments

We report our activities in seven reportable business segments: Capital Markets, Wealth Management, Lingo, magicJack, Marconi Wireless, UOL, and Consumer Products. The descriptions below illustrate the businesses that comprise our segments.

Capital Markets Segment

We provide investment banking and institutional brokerage services to publicly traded and privately held companies, institutional investors, and financial sponsors, and direct lending services to middle market companies.

In addition, we trade equity securities as a principal for our account, including investments in funds managed by our subsidiaries. We maintain an investment portfolio comprised of public and private equities and debt securities. We also opportunistically provide loans to our clients and other borrowers. Our investment approach is value-oriented and represents a core competency of our capital markets strategy. We act as an advisor to our clients, which at times involves complex transactions consistent with our value-oriented investment philosophy. We often provide consulting, capital raising, or investment banking services for companies in which BRC may have significant influence through equity ownership, representation on the board of directors (or similar governing body), or both.

Investment Banking

We provide a full suite of capital markets and financial advisory services for small- and mid-cap companies and issuers and middle market financial sponsors, as well as larger companies in industries where we have particular expertise.

Our equity capital markets team provides an array of financing and sector-specific corporate finance solutions focused on the execution of public and private equity offerings. We source, structure, price and allocate underwritten public offerings and private placements spanning initial public offerings (“IPOs”), secondary and follow-on offerings, at-the-market offerings (“ATMs”), Rule 144A offerings, Pre-public private placements, block trades, and corporate equity repurchase programs.

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

Institutional Sales and Trading

Our institutional equity sales and trading team distributes our proprietary equity research products and communicates our investment recommendations to our client base of institutional investors, executes equity trades on behalf of clients, sells the securities of companies for which we act as an underwriter, and makes a market in approximately 700 securities. We maintain active trading relationships with approximately 800 institutional money managers.

Securities Lending

We engage in securities-based lending which involves the borrowing and lending of equity and fixed income securities.

Proprietary Trading

We also engage in proprietary trading for strategic investment purposes and to facilitate the execution of client transactions by utilizing the firm’s capital.

Direct Lending

Certain of our affiliates originate and underwrite senior secured loans, second lien secured loan facilities, and unsecured loans to asset-rich middle market public and private U.S. companies. We periodically participate in loans and financing arrangements for entities in which the Company has an equity ownership and representation on the board of directors (or similar governing body). BRC may also provide consulting services or investment banking services to raise capital for these companies.

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
We regularly monitor the loans, which may include conducting quarterly financial and collateral reviews, discussions with management, and compliance with covenants. We also analyze the borrower’s liquidity projections to evaluate their ability to repay. Loan terms may be adjusted to reflect changes in borrower’s creditworthiness, which may be the result of these factors, industry dynamics or macroeconomic conditions.
Investing

Part of our overall strategy includes identifying attractive investment opportunities where we may seek to control or influence the operations of the companies in which we invest in order to deliver financial and operational improvements designed to maximize free cash flow and, therefore, returns to our shareholders. Our team concentrates on opportunities presented by distressed companies or divisions that exhibit challenging market dynamics. Representative transactions include recapitalizations, direct equity investments, debt investments, active minority investments, and buyouts.

Wealth Management Segment

We provide retail brokerage, investment management, insurance, accounting and tax preparation services to individuals and families, small businesses, non-profits, trusts, foundations, endowments, and qualified retirement plans through a boutique private wealth and investment management firm to meet the individual financial needs and goals of our customers.

Our experienced financial advisors provide investment management, retirement planning, education planning, wealth transfer and trust coordination, and lending and liquidity solutions. Our investment strategists provide strategies and real-time market views and commentary to help our clients make important and informed financial and investment decisions. Assets under management (“AUM”) in our wealth management segment totaled approximately $13.0 billion as of December 31, 2025. On April 4, 2025, we completed the sale of a portion of our (W-2) wealth management business representing 36 financial advisors, whose managed accounts represented approximately $4.0 billion in AUM as of the close of the transaction.

Lingo Segment

Lingo Management, LLC and its subsidiary Bullseye Telecom (together, “Lingo”) is a global cloud/unified communications (“UC”) and managed service provider to Enterprise and Small to Medium Businesses in the United States. Lingo primarily re-sells Plain Old Telephone Services (POTS), Broadband data services and Managed Security services in addition to the Cloud Voice, POTS Alternative and business collaboration communication services.

magicJack Segment

magicJack VoIP Services, LLC and related subsidiaries (“magicJack”) is a non-interconnected Voice-over-IP (VoIP) cloud-based communications service provider that offers related devices and subscription services within the United States and Canada. The magicJack services allow its subscribers to stay connected at low costs.

Marconi Wireless Segment

Marconi Wireless Holdings, LLC (“Marconi Wireless”) is a mobile virtual network operator that provides mobile phone voice, text, and data services and devices using the Credo Mobile brand.

UOL Segment

United Online, Inc. (“UOL”) is an Internet access provider that offers dial-up and digital subscriber line (“DSL”) services under the NetZero and Juno brands across the United States. UOL also provides paid and free e-mail subscription services that also generate advertising revenues.

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
Our Customers
We serve retail, corporate, capital providers and individual customers across our business lines. We are primarily engaged for our financial services by corporate customers, including publicly held and privately owned companies, financial institutions, institutional investors, lenders and other capital providers, and legal and other professional services firms.
We maintain client relationships with companies and service providers to the consumer goods, industrials, energy, financial services, healthcare, real estate, and technology industries. We provide fund and asset management services and products to institutional, high-net-worth and individual investors.

Our communication-related businesses (Lingo, magicJack, Marconi Wireless and UOL) and consumer products businesses primarily provide services and related consumer products to individual customers, as well as businesses.
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
As it relates to certain of our communication-related businesses (Lingo, magicJack, Marconi Wireless and UOL), the U.S. market for Internet and broadband services is highly competitive. We compete with numerous providers of broadband services, as well as other dial-up Internet access providers, wireless and satellite service providers, cable service providers, and broadband resellers. We face competition from other manufacturers of smart phones, tablets and other handheld wireless devices. Also, we compete against established alternative voice communication providers, and may face competition from other large, well-capitalized Internet companies.

Our Targus business competes with OEMs and companies that own their own consumer brand, other brands and trademarks. These companies compete with Targus with similar sales and licensing arrangements with domestic and international retailers and wholesalers.
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

Our broker-dealer subsidiaries are also subject to the SEC’s Uniform Net Capital Rule, Rule 15c3-1, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. In addition, our broker-dealer subsidiaries are subject to certain notification requirements related to withdrawals of excess net capital. The conduct of research analysts is also the subject of rulemaking by the SEC, FINRA and the federal government through the Sarbanes-Oxley Act. These regulations require certain disclosures by, and restrict the activities of, research analysts and broker-dealers, among others. Failure to comply with these requirements may result in monetary and regulatory penalties.

Our asset management subsidiaries are SEC-registered investment advisers, and accordingly subject to regulation by the SEC. Requirements under the Investment Advisors Act of 1940 include record-keeping, advertising and operating requirements, and prohibitions on fraudulent activities.

We are also subject to the Anti-Money Laundering Act of 2020 (“AMLA”), which imposes obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and customer verification, record-keeping requirements, compliance policies and procedures and beneficial ownership reporting pursuant to the Corporate Transparency Act, which is part of the AMLA.
We are subject to federal and state consumer protection laws, including regulations prohibiting unfair and deceptive trade practices.
Our communication-related businesses (Lingo, magicJack, Marconi Wireless and UOL) are subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or “spam” advertising, robocalling, Caller ID spoofing, user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. In addition, proposed laws and regulations relating to some or all of the foregoing, as well as to other areas affecting our businesses, are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be adopted in the future.
Our communication-related businesses (Lingo, magicJack, Marconi Wireless and UOL) provide numerous communication services, including broadband telephone services, mobile phone and data services, global cloud technology/unified communications, mobile broadband and digital subscriber lines, and local POTs lines. In the United States, the

Federal Communications Commission (“FCC” or the “Commission”) has asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of providers of such services. The scope of the FCC regulations applicable to services provided by Lingo, magicJack, Marconi Wireless and UOL may change. In addition, some of these operations, such as local POTs services, are primarily regulated by the state PUCs because of the local aspect, which involves emergency services. The state PUCs have continued to provide increased disaster recovery and continuity regulations, which may require significant changes and costs in our networks and systems.

Our Targus business conducts operations in a number of countries and is subject to a variety of laws and regulations which vary from country to country. Such laws and regulations include, in addition to environmental regulations described below, tax, import/export and anti-corruption laws, varying accounting, auditing and financial reporting standards, import or export restrictions or licensing requirements, trade protection measures, custom duties, tariffs, import or export duties, and other trade barriers, restrictions and regulations. In addition to our existing compliance programs, our products and packaging are subject to evolving EU regulations, including RoHS (hazardous substances in EEE), REACH (SVHC notifications, authorizations and restrictions), WEEE (producer responsibility for e‑waste), and the new Packaging and Packaging Waste Regulation (PPWR), which introduces harmonized recyclability, recycled‑content, and extended producer responsibility requirements across the EU beginning in 2026. Ongoing EU and US proposals to restrict per‑ and polyfluoroalkyl substances (PFAS) under REACH and PFAS thresholds under PPWR may necessitate material substitutions, re‑engineering, enhanced testing, labeling changes, and increased compliance costs.

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

We have established systems that facilitate our products’ compliance with applicable laws and regulations relating to testing, sourcing, traceability, and reporting obligations on a product basis. We require all contract manufacturers to attest to the compliance of the products they manufacture for such laws and regulations, and that the materials they utilize are as specified and tested. By signing a Supplier Hazardous Substance Free Declaration of Conformity to Targus, or other relevant Declaration of Conformity by product type, contract manufacturers confirm that they, and all components utilized in the products they manufacture for us, are in compliance with applicable regulations. Evolving environmental, social and governance considerations, as well as human rights diligence regimes may require enhanced supplier auditors, remediation plans and disclosures.
For additional information, see “Risk Factors,” which appears in Item 1A of this Annual Report on Form 10-K.
Human Capital
As of December 31, 2025, our workforce comprised 1,380 active employees, complemented by more than 172 affiliated professionals contributing across our diverse business and industry verticals.

Our colleagues represent the foundation of BRC’s success. Recognizing that exceptional talent drives exceptional results, we invest in creating an environment where professionals can flourish. Our culture blends entrepreneurial spirit with collaborative excellence, fostering a dynamic workplace where innovation thrives and mentorship shapes careers. We seek professionals who bring both deep expertise and fresh thinking-individuals who can navigate complexity, drive creative solutions for clients, and adapt quickly in an evolving marketplace. Direct access to senior leadership distinguishes our approach, enabling knowledge transfer and professional development across all practice areas and sectors.

Our compensation and benefits framework reflects our commitment to both individual success and collective growth. We maintain a performance-driven approach that rewards meaningful contributions while aligning personal achievement with the firm's strategic objectives. Our comprehensive benefits encompass health and wellness resources, retirement planning, generous time-off policies, and adaptable leave options. Every employee can access support services for physical and mental wellbeing, and we champion flexible work arrangements-including remote options-that honor work-life integration without compromising service excellence or client relationships.

The health and safety of our people, guests, and stakeholders remains paramount to our operations. We maintain rigorous safety protocols across all activities and continuously strengthen our business continuity capabilities. These measures ensure we can navigate disruptions effectively while maintaining the uninterrupted, high-quality service our clients and shareholders expect.
Available Information
We maintain a website at www.brcgh.com. The information on our website is not a part of, or incorporated in, this Annual Report. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, among other reports and filings, with the SEC, and make available, free of charge, on or through our website, such reports and filings and amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may obtain copies of these reports and filings and any amendments thereto at www.sec.gov.

Our Board of Directors (“Board” or “Board of Directors”) has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review on our website at https://ir.brcgh.com/governance. Each of our directors, employees and officers, including our Chief Executive Officers, Chief Financial Officer, Chief Accounting Officer, and all of our other principal executive officers, are required to comply with the Code of Business Conduct and Ethics. Any changes or amendments to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or Directors will be made available on our investor relations website.
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

•Recent events and developments related to our prior investment in Freedom VCM and our prior business relationship with Brian Kahn and related to the SEC subpoenas we received have had and may continue to have adverse effects on our business, results of operations, reputation, and stock price.

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

•The rating for the 5.00% 2026 Notes, 5.25% 2028 Notes, 6.50% 2026 Notes, or 6.00% 2028 Notes provided at the time of the original issuance could, at any time, be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

•Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs, retaliatory measures and the resulting consequences, may have adverse impacts on our business, results of operations, and financial condition.
Risks Related to our Business & Competition

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

Conditions in the financial markets and general economic conditions have impacted, and may continue to impact, our ability to generate business and revenues, which may cause significant fluctuations in our stock price.

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

•We have experienced, and may experience in the future, losses in securities trading activities, or as a result of write-downs in the value of securities that we own, as a result of deteriorations in the businesses or creditworthiness of the issuers of such securities.

•We have experienced, and may experience in the future, losses or write downs in the realizable value of our proprietary investments due to the inability of companies we invest in to repay their borrowings.

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
Risks Related to Legal Liability, Risk Management, Liquidity, Finance and Accounting

Our level of indebtedness, and restrictions under such indebtedness, could adversely affect our operations and liquidity.

Together with our subsidiaries, we have a significant amount of indebtedness and substantial debt service requirements. As of December 31, 2025, we had approximately $1.4 billion of outstanding indebtedness. On March 30, 2026, the Company completed the full redemption equal to approximately $96.0 million aggregate principal amount of its 5.50% Senior Notes due 2026. In the next 12 months, in addition to funding the Company’s operations, several debt obligations will be due including approximately $355.6 million in Senior Note maturities (RILYN in September 2026 and RILYG in December 2026) and a total of $16.0 million in term loan amortization payments. The terms of the instruments governing such indebtedness contain various restrictions and covenants regarding the operation of our business, including, but not limited to, restrictions on our ability to merge or consolidate with or into any other entity. We may also secure additional debt financing in the future in addition to our current debt. Our level of indebtedness generally could adversely affect our operations and liquidity, by, among other things: (i) making it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because we may not have sufficient cash flows to make our scheduled debt payments; (ii) causing us to use a larger portion of our cash flows to fund interest and principal payments, thereby reducing the availability of cash to fund working capital, capital expenditures and other business activities; (iii) making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities or other strategic transactions, and to react to changes in market or industry conditions; and (iv) limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures, acquisitions and other general corporate purposes as and when needed, which could force us to suspend, delay or curtail business prospects, strategies or operations.

We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay, redeem or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt or redeem such debt when it becomes due, we may have to delay or curtail our operations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness. During 2024 and 2025, we engaged in a number of assets sales the proceeds of which were largely used to repay and/or service our indebtedness. If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which could allow our creditors at that time to declare certain outstanding indebtedness to be due and payable or exercise other available remedies, which may in turn trigger cross acceleration or cross default rights in other agreements. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

Our exposure to legal liability is significant, and could lead to substantial damages.

We face significant legal risks in our businesses. These risks include potential liability under securities laws and regulations in connection with our capital markets, asset management and other businesses. The volume and amount of damages claimed in litigation, arbitrations, regulatory enforcement actions and other adversarial proceedings against financial services firms have increased in recent years. We also are subject to claims from disputes with our employees and our former employees under various circumstances. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of legal reserves related to these legal liabilities difficult to determine and subject to future revision. Legal or regulatory matters involving our directors, officers or employees in their individual capacities also may create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters to the extent permitted under applicable law. In addition, we may face the possibility of employee fraud or misconduct. The precautions we take to prevent and detect this activity may not be effective in all cases and there can be no assurance that we will be able to deter or prevent fraud or misconduct.

Exposures from and expenses incurred related to any of the foregoing actions or proceedings could have a negative impact on our results of operations and financial condition. In addition, future results of operations could be adversely affected if reserves relating to these legal liabilities are required to be increased or legal proceedings are resolved in excess of established reserves. See “Risk Factors - Recent events and developments related to our investment in Freedom VCM and our prior business relationship with Brian Kahn and related to the SEC subpoenas we received have had, and may continue to have, adverse effects on our business, results of operations, reputation, and stock price” and “Legal Proceedings.”

Recent events and developments related to our prior investment in Freedom VCM and our prior business relationship with Brian Kahn and related to the SEC subpoenas we received have had, and may continue to have, adverse effects on our business, results of operations, reputation, and stock price.

On August 21, 2023, we completed the FRG take-private transaction. In November 2023, we learned from news reports that Mr. Kahn was identified as an unindicted co-conspirator in criminal and civil charges of securities fraud against the executive of an unrelated hedge fund.

While we had no involvement with, or knowledge of, any of the alleged misconduct concerning that hedge fund, Mr. Kahn or any of his affiliates (and each of the separate review and investigations undertaken by the Audit Committee of our Board of Directors confirmed this), as a result of these matters we have experienced, and may likely continue to experience, adverse impacts on our business, results of operations, reputation, and/or stock price. These adverse impacts have arisen, and may likely continue to arise, out of current and future legal proceedings initiated since the November 2023 news reports, the many continuing unfounded allegations by short sellers and others, the substantial short pressure on our stock price (for further information, see “Risk Factors - The price of our securities may be adversely affected by third parties who raise allegations about our Company”), and the resulting damage to certain business relationships and employee morale and increased employee attrition, among others. On July 3, 2024 and November 22, 2024, each of the Company and Bryant Riley received subpoenas from the SEC requesting the production of certain documents and other information primarily related to (i) the Company’s business dealings with Mr. Kahn, (ii) certain transactions in an unrelated public company’s securities, (iii) the communications and related compliance and other policies and procedures of certain of its regulated subsidiaries (iv) certain additional documents and information relating to the Franchise Group, Inc. The receipt of subpoenas is not an indication that the SEC or its staff has determined that any violations of law have occurred and both the Company and Mr. Riley are responding to the subpoenas and are fully cooperating with the SEC. On November 10, 2025, news reports and a court filing by the U.S. Attorney’s Office for the District of New Jersey indicated that the U.S. Attorney’s Office has charged Kahn with securities fraud in connection with his activities as a Prophecy sub-adviser. An initial appearance, bond hearing, and plea agreement hearing was held on December 10, 2025 before the New Jersey District Court at which Mr. Kahn plead guilty to one count of conspiracy to commit securities fraud. As a result of these events, we have incurred, and will continue to incur, expenses in connection with these matters and any future legal proceedings arising out of these matters, which expenses may be material and, in some cases, are not or will not be covered by insurance.

In addition, on November 3, 2024, FRG, its operating businesses, and certain other affiliates, including Freedom VCM, filed the FRG Chapter 11 Cases under Chapter 11 of the Bankruptcy Code. As a result, on November 4, 2024, we concluded that we were required to record an additional impairment with respect to the investment in Freedom VCM (the “Freedom VCM Investment”) and the receivable due from Vintage Capital Management, LLC (“Vintage Loan Receivable”). As a result of such additional impairment, we have ascribed no value to the Freedom VCM Investment as of December 31, 2024, and a value of $1.8 million to the Vintage Loan Receivable as of December 31, 2025. For the year ended December 31, 2024, non-cash impairments of the Freedom VCM Investment and the Vintage Loan Receivables were $221.0 million and $222.9 million respectively.

Prior to the filing of the FRG Chapter 11 Cases in November 2024, Conn’s and certain of its subsidiaries filed voluntary petitions for relief (the “Conn's Chapter 11 Cases”) under chapter 11 of the Bankruptcy Code. FRG, pursuant to a transaction consummated in January 2024, acquired a substantial equity investment in Conn’s, and in December 2023, the Company loaned $108.0 million to Conn’s subsequently reduced to $93.0 million due to principal repayments. The fair value of this loan receivable was $19.1 million at December 31, 2024 given that in July 2024, Conn’s and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. During the years ended December 31, 2025 and 2024, the Company recorded unrealized gains (losses) of $0.8 million and $(71.7) million, respectively, and additional cash payments of $19.9 million during the year ended December 31, 2025 with respects to this loan receivable. The fair value of this loan receivable was zero at December 31, 2025.

We expect that the Company may be subject to additional lawsuits and other claims related to the FRG Chapter 11 Cases and the Conn’s Chapter 11 Cases. These events and developments have exacerbated, and they and additional similar events and developments including additional litigation and claims will continue to exacerbate, the risk that we will continue to: (i) incur expenses in connection with these matters, which expenses may be material and, in some cases, are not or will not be covered by insurance; (ii) harm our reputation and negatively impact employee morale, retention and hiring; and (iii) lose customers or negatively impact on our ability to attract new customers and increased competition for new clients and business.

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

In addition, we are investing our own capital in our funds and funds of funds, as well as principal investing activities, and limitations on our ability to withdraw some or all of our investments in these funds or liquidate our investment, positions, whether for legal, reputational, illiquidity or other reasons, may make it more difficult for us to control the risk exposures relating to these investments. See “Risk Factors - We have identified material weaknesses in our internal control over financial reporting, and these material weaknesses, or our failure or inability to remediate them, or our failure to otherwise design and maintain effective internal control over financial reporting, exposes us to additional risks and uncertainties and could result in loss of investor confidence, shareholder litigation or governmental proceedings or investigations, any of which could cause the market value of our securities to decline or impact our ability to access the capital markets.”

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

We are exposed to the risk that third parties who owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, and breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As an introducing broker, we could be held responsible for the defaults or misconduct of our customers. These may present credit concerns, and default risks may arise from events or circumstances that are difficult to detect, foresee or reasonably guard against. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

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

Firms in the financial services industry have historically been operating in a difficult regulatory environment. The industry has historically experienced increased scrutiny from a variety of regulators, including the SEC, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. For example, a failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or FINRA or other self-regulatory organizations that supervise the financial markets. Substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

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

Asset management businesses have experienced a number of highly publicized regulatory inquiries which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. Our subsidiary, B. Riley Capital Management, LLC, is registered as an investment advisor with the SEC and regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. In recent years, the Company has experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the equity and fixed income markets, regulatory requirements and the increased use of electronic trading and alternative trading systems has resulted in greater price transparency, leading to increased price competition and decreased trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce our participation in the trading markets and our ability to access market information, and lead to the creation of new and stronger competitors. In the equity markets, we utilize certain market centers to execute orders on our behalf in exchange for payment for our order flow. Market centers are selected based on their ability to provide liquidity, price improvement, and timely execution for client orders. Increased regulatory scrutiny of payment for order flow may result in a decrease in this type of revenue. We believe that price competition and pricing pressures will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

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

The Company may be limited to the amount of net operating loss carryforwards that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2025, the Company has recorded a valuation allowance for what it believes that its net operating loss carryforwards that are available to be utilized in future tax periods since it is more likely than not that future taxable earnings will be sufficient to utilize the net operating loss carryforwards before they expire.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. As reported in Item 9A. Controls and Procedures of this Annual Report, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

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

Our ability to attract and retain customers and employees may be diminished to the extent our reputation is damaged. If we fail, or are perceived to fail, to address various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with market dynamics, potential conflicts of interest, legal and regulatory requirements, ethical issues, customer privacy, record-keeping, sales and trading practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products and services. Failure to appropriately address these issues could give rise to loss of existing or future business, financial loss, and legal or regulatory liability, including complaints, claims and enforcement proceedings against us, which could, in turn, subject us to fines, judgments and other penalties. In addition, our Capital Markets operations depend to a large extent on our relationships with our clients and reputation for integrity and high-caliber professional services to attract and retain clients. As noted above, under “Risk Factors - Recent events and developments related to our investment in Freedom VCM and our prior business relationship with Brian Kahn and related to the SEC subpoenas we received have had and may continue to have adverse effects on our business, results of operations, reputation, and stock price,” damage to our reputation from the matters described in that risk factor have led to negative impacts on our business relationships particularly in B. Riley Securities, Inc.’s (“BRS”) Capital Markets segment and could continue to have a negative impact on our business relationships. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses.

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
Risks Related to Global and Economic Conditions and International Operations

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

We depend on overseas third-party suppliers for the manufacture of Targus and magicJack products, and our reputation and results of operations would be harmed if these manufacturers or suppliers fail to meet our requirements. For Targus, our sourcing and distribution footprint directly expose us to multiple tariff regimes and the impact of global trade wars. As most of our sourcing activity is focused in Asia, emergency cross-border tensions have added additional risk to our Company and increased the need for supply chain resilience and flexibility.

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

Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs, export controls, sanctions, customs enforcement, retaliatory measures and the resulting consequences, may have adverse impacts on our business, results of operations, and financial condition.

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

The current administration has imposed, and has indicated it plans to continue to impose, tariffs on various U.S. trading partners, and those trading partners have retaliated or threatened to retaliate with tariffs on U.S. goods. New or increased tariffs, retaliatory tariffs, export controls, sanctions, customs enforcement and resulting trade wars could adversely affect many of our products. We cannot predict future trade policy and regulations in the United States and other countries, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. An escalated trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost, or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements, or tariffs, our capital and operating costs may increase.

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

Risks Related to BRS’ Capital Markets Activities

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

Our data and transaction processing, custody, financial, accounting and other technology and operating systems are essential to our capital markets operations. A system malfunction (due to hardware failure, capacity overload, security incident, data corruption, etc.) or mistake made relating to the processing of transactions could result in financial loss, liability to clients, regulatory intervention, reputational damage and constraints on our ability to grow. We outsource a substantial portion of our critical data processing activities, including trade processing and back office data processing. We also contract with third parties for market data and other services. In the event that any of these service providers fails to adequately perform such services, or the relationship between that service provider and us is terminated, we may experience a significant disruption in our operations, including our ability to timely and accurately process transactions or maintain complete and accurate records of those transactions.

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

Our underwriting and market making activities may increase our liability.

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
Furthermore, our broker-dealer subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to BRC Group Holdings, Inc. As a holding company, BRC Group Holdings, Inc. depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, if any, and to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that BRC Group Holdings, Inc. needs to make payments on obligations, including debt obligations, or dividend payments. In addition, because BRC Group Holdings, Inc. holds equity interests in the firm’s subsidiaries, its rights as an equity holder to the assets of these subsidiaries may not materialize, if at all, until the claims of the creditors of these subsidiaries are first satisfied.

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

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that general market conditions will not cause the market value of our investments to decline. For example, a further increase in inflation, interest rates, a general decline in the stock markets, such as the recent declines in the stock markets due to the anticipated rising interest rate environment, or other market and industry conditions adverse to companies of the type in which we invest and intend to invest could result in a decline in the value of our investments or a total loss of our investment. Also, we may have to hold these investments for a longer period of time than originally planned at the time of investment. This may result in further declines in value or a total loss of our investment.

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

We are generally exposed to the risk that third parties owe us money, securities or other assets will fail to meet their obligations to us due to numerous causes, including bankruptcy, lack of liquidity, or operational failure, among others. Additionally, when we guarantee or backstop the obligations of third parties, we are exposed to the risk that our guarantee or backstop may be called by the holder following a default by the primary obligor, which could cause us to incur significant losses, and, when our obligations are secured, expose us to the risk that the holder may seek to foreclose on collateral pledged by us.

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

For example, in December 2023, the Company loaned $108.0 million to Conn’s which loan amount was subsequently reduced to $93.0 million due to principal repayments. The fair value of this loan receivable was $19.1 million at December 31, 2024 given that in July 2024, Conn’s and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. During the years ended December 31, 2025 and 2024, the Company recorded unrealized gains (losses) of $0.8 million and $(71.7) million, respectively, and additional cash payments of $19.9 million during the year ended December 31, 2025 with respects to this loan receivable. The fair value of this loan receivable was zero at December 31, 2025.
In addition, on November 3, 2024, FRG, its operating businesses, and certain other affiliates, including Freedom VCM, filed the FRG Chapter 11 Cases under chapter 11 of the Bankruptcy Code. As a result, on November 4, 2024, we concluded that we were required to record an additional impairment with respect to the Freedom VCM Investment and the Vintage Loan Receivable. As a result of such additional impairment, we have ascribed no value to the Freedom VCM Investment as of December 31, 2024 and a value of $1.8 million to the Vintage Loan Receivable as of December 31, 2025. For the year ended December 31, 2024, non-cash impairments of the Freedom VCM Investment and the Vintage Loan Receivable were $221.0 million and $222.9 million, respectively.

We have had and may experience write downs of our investments and other losses related to the valuation of our investments and volatile and illiquid market conditions.

In our proprietary investment activities, our concentrated holdings, illiquidity and market volatility may make it difficult to value certain of our investment securities and/or to exit such investments. We have experienced, and may continue to experience in light of factors then prevailing, such as rising interest rates, general economic and market conditions, stock market volatility or changes in the financial condition of the applicable issuer, significant downward adjustments in subsequent valuations of securities on our balance sheet. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take write downs in the value of our investment and securities portfolio, which may have an adverse effect on our results of operations in future periods.

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

•limitations on the servicer’s ability to recover on charged-off receivables regardless of any act or omission on their or our part;

•some credit products and services could be banned in certain states or at the federal level;

•federal or state bankruptcy or debtor relief laws could offer additional protections to consumers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed; and

•a reduction in our ability or willingness to invest in receivables arising under loans to certain consumers, such as military personnel.

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

Risks Related to our Communication Related Businesses (Lingo, magicJack, Marconi Wireless and/or UOL)

Our marketing and customer retention efforts for our Lingo, magicJack and Marconi Wireless businesses may not be successful, or may become more expensive, either of which could increase our costs and adversely impact our business, financial condition, results of operations, and cash flows.

We rely on relationships with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, Internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, direct marketers and channel partners, to source new customers and to promote or distribute our services and products for our Lingo, magicJack and Marconi Wireless businesses. In addition, in connection with the launch of new services or products for these communication businesses, we may spend a significant amount of resources on marketing or upfront commissions to channel partners. With any of our brands, services, and products, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified, or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our services and products by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our services and products being prominently ranked in Internet search listings, or our partner commissions continue to increase, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

Government regulations could adversely affect our communication-related businesses (Lingo, magicJack, Marconi Wireless and UOL) or force us to change our business practices.

The services we provide are subject to varying degrees of international, federal, state and local laws and regulation, including, without limitation, those relating to taxation, bulk email or “spam,” advertising (including, without limitation, targeted or behavioral advertising), user privacy, robocalling, Caller ID spoofing, and data protection, consumer protection, antitrust, export, and unclaimed property. Compliance with such laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states, the federal government, or international authorities related to automatic-renewal practices, spam, robocalling, spoofing, user privacy, targeted or behavioral advertising, and taxation/surcharges, could impact our revenues or certain of our business practices or those of our advertisers. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes could have a material adverse effect on our business, financial condition, and operating results.

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

Regulatory and governmental agencies may determine that we should be subject to rules applicable to certain broadband telephone service providers or seek to impose new or increased fees, taxes, and administrative burdens on broadband telephone service providers. We also may change our product and service offerings in a manner that subjects us to greater regulation and taxation. We are faced, and may continue to face, difficulty collecting such charges from our customers and/or carriers, and collecting such charges may cause us to incur legal fees. We may be unsuccessful in collecting all of the regulatory fees and/or surcharges owed to us. The imposition of any such additional regulatory fees, surcharges, taxes and regulations on VoIP and cloud communications services could materially increase our costs and may limit or eliminate our competitive pricing advantages.

In the case of our magicJack business, we offer our magicJack products and services in other countries, and therefore could also be subject to regulatory risks in each such foreign jurisdiction, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively, or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing broadband telephone service is illegal, the governments of those countries may attempt to assert jurisdiction over us. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions, expose us to significant liability and regulation and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

In the case of UOL, Broadband Internet access is currently classified by the FCC as an “information service.” While this classification means that broadband Internet access services are not subject to Universal Service Fund (“USF”) contributions, Congress or the FCC may expand the USF contribution obligations to include broadband Internet access services. If broadband Internet access providers become subject to USF contribution obligations, it would likely raise the effective cost of our services to customers, which could adversely affect customer satisfaction and have an adverse impact on the revenues and profitability of our UOL business.

We are faced, and may continue to face, difficulty collecting regulatory fees and surcharges from our customers and/or carriers and collecting such charges may cause us to incur legal fees. We may be unsuccessful in collecting all the regulatory fees or surcharges owed to us. The imposition of any such additional regulatory fees, surcharges, taxes and regulations on our services could materially increase our costs and may limit or eliminate our competitive pricing advantages.

Failure to remit regulatory fees, surcharges and taxes mandated by federal and state regulations; failure to maintain proper state tariffs and certifications; failure to comply with federal, state or local laws and regulations; failure to obtain and maintain required licenses, franchises and permits; imposition of burdensome license, franchise or permit requirements for us to operate in public rights-of-way; and imposition of new burdensome or adverse regulatory requirements could limit the types of services we provide or the terms on which we provide these services.

We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon our communication-related businesses specifically. Any changes in the laws and regulations applicable to our communication-related businesses, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity by regulators of, such laws and regulations, could significantly impact our services and products, our costs, or the manner in which we or our advertisers or partners conduct business, all of which could adversely impact our business, financial condition, results of operations, and cash flows and cause our business to suffer.

The FCC and some state PUCs require us to obtain prior approval of certain major merger and acquisition transactions, such as the acquisition of control of another telecommunications carrier. Delays in obtaining such approvals could affect our ability to close proposed transactions in a timely manner and could increase our costs and increase the risk of non-consummation of some transactions.

Increases in credit card processing fees and high chargeback costs would increase our operating expenses and adversely affect our results of operations, and an adverse change in, or the termination of, our relationship with any major credit card company would have a severe, negative impact on our communication-related businesses (Lingo, magicJack, Marconi Wireless and UOL).

A significant number of our customers purchase our products and services through our websites and pay for our communications products and services using credit or debit cards. The major credit card companies, or the issuing banks, may increase the fees that they charge for transactions using their cards. An increase in those fees would require us to either increase the prices we charge for our products, or suffer a negative impact on our profitability, either of which could adversely affect our business, financial condition and results of operations.

We have potential liability for chargebacks associated with the transactions we process, or that are processed on our behalf by merchants selling our services and/or products. If a customer returns his or her products at any time, or claims that our product was purchased fraudulently, the returned product is “charged back” in the case of magicJack, to magicJack or its bank, as applicable. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid.

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

In addition, as a result of high chargeback rates or other reasons beyond our control, the credit card companies or issuing bank may terminate their relationship with us, and there are no assurances that it will be able to enter into a new credit card processing agreement on similar terms, if at all. Upon a termination, if our credit card processor does not assist it in transitioning its business to another credit card processor, or if we were not able to obtain a new credit card processor, the negative impact on the liquidity of our communication-related businesses likely would be significant. The credit card processor may also prohibit us from billing discounts annually or for any other reason. Any increases in the credit card fees paid by our communication-related businesses could adversely affect our results of operations, particularly if we elect not to raise our service rates to offset the increase. The termination of our ability to process payments on any major credit or debit card, due to high chargebacks or otherwise, would significantly impair our ability to operate our business.

For our Lingo, magicJack and UOL businesses, flaws in our technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth.

Services of our Lingo, magicJack and UOL businesses could be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities and overloading of our servers. Our customers in these businesses could experience interruptions in the future as a result of these types of problems. Interruptions could in the future cause us to lose customers, which could adversely affect our revenue and profitability in these businesses. In addition, because many of our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services, as well as our underlying providers’ systems and network. If service interruptions adversely affect the perceived reliability of our service, it may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

Our Lingo, Marconi Wireless and UOL businesses are dependent on the availability of telecommunications services and compatibility with third-party systems and products.

Our Lingo, Marconi Wireless and UOL businesses substantially depend on the availability, capacity, affordability, reliability, and security of telecommunications networks operated by third parties. Only a limited number of telecommunications providers offer the network and data services we currently require for our services, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, such as POTs, which would reduce the number of providers from which we may purchase services, and may entirely eliminate our ability to purchase services for certain areas.

Lingo’s POTs services rely primarily on four major ILECs nationwide for these legacy services and, as copper lines and other infrastructure issues arise, the ILECs move forward with their intention to decommission the networks, subject in most cases to long lead times prior to any decommission. Upon decommission, Lingo works to convert its POTs customers to POTs alternative products and this conversion is typically successful. There is no guarantee these legacy networks will continue to be available nationwide, and we cannot predict with certainty our ability to convert all POTs customer to POTs alternative products. Any substantial impact on our ability to convert these customers to new products could negatively impact our revenue.

Currently, consistent with mobile practice, the mobile network service of our Marconi Wireless business is purposely entirely dependent upon services acquired from one service provider. If such provider did not provide adequate notice in the event of a termination, we may experience a delay in obtaining a new agreement with a different telecommunications provider on acceptable terms, or if the provider abruptly discontinues its services, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

Risks Related to Lingo Business

Plain Old Telephone (“POTs”) services have been decommissioned in several rural areas, and this legacy technology may no longer be available in most major urban areas in the next five years, impacting our ability to service our residential and business customers.

In addition to providing cloud/unified communications, the Lingo carriers are national Competitive Local Exchange Carriers (“CLECs”), and a significant portion of revenues consists of reselling POTs copper lines to its customers. Over the last several years, the Incumbent Local Exchange Carriers (“ILECs”), whose POTs services Lingo resells, have been decommissioning POTs lines in rural areas, and have increasingly provided notice that it will no longer take POTs orders in several other wire centers, which impacts Lingo’s ability to service its large enterprise POTs lines customers. Additionally, the ILECs have indicated they could potentially discontinue offering POTs services in the next five years and have recently filed applications with the FCC and state Public Utilities Commissions (“PUCs”) to discontinue its requirements to offer legacy POTs services. The pricing for POTs services has also seen dramatic increases year over year, and this may impact Lingo’s ability to bring on new POTs customers. This has also led to a higher-than-expected level of churn, and with the added difficulty in adding new POTs customers, could adversely affect Lingo’s business, financial condition, results of operations, and cash flows.

Lingo has pushed existing POTs customers to POTs alternative solutions; however, these products may have a lower average revenue per customer (“ARPU”), which may affect Lingo’s top line revenues. The conversion of POTs lines to POTs alternative solutions may also cause Lingo to incur a higher CAPEX.

Lingo’s profitability mat be lower due to the decommissioning of POTs services and will rely on converting its POTs customer to POTs alternative products, as well as controlling the costs of these conversions.

Risks Related to magicJack Business

We rely on independent retailers to sell the magicJack devices, and disruption to these channels would harm our business.

Because we sell magicJack devices, other devices and certain services to independent retailers, we are subject to many risks, including risks related to their inventory levels and support for magicJack’s products. In particular, magicJack’s retailers may maintain significant levels of our products in their inventories. If retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

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

Our customers must have broadband access to the Internet in order to use some of our services. Providers of broadband access, some of whom are also competing providers of broadband voice services, may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets they transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services.

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

Risks Related to UOL Business

Dial-up and DSL pay accounts may decline faster than expected and adversely impact our business.

A significant portion of UOL’s revenues and profits come from dial-up Internet and DSL access services and related services and advertising revenues. UOL’s dial-up and DSL Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up and DSL Internet access, competitive pressures in the industry and limited sales efforts. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. In addition, the popularity of accessing the Internet through tablets and mobile devices has been growing and may accelerate the migration of consumers away from dial-up Internet access. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for UOL’s services, as well as the impact of subscribers canceling their accounts, which we refer to as “churn.” Churn has increased from time to time and may increase in the future. If we experience a higher-than-expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could adversely affect our business, financial condition, results of operations, and cash flows.

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

Targus product categories are characterized by short product life cycles, intense competition, frequent new product introductions, rapidly changing technology, dynamic consumer demand, seasonality and evolving industry standards. As a result, we must continually innovate in our new and existing product categories, introduce new products and technologies, and enhance existing products in order to remain competitive.

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

If we do not execute on these factors successfully, products that we introduce or technologies or standards that we adopt may not gain widespread commercial acceptance, and our business and operating results could suffer. In addition, if we do not continue to differentiate our products through distinctive, technologically advanced features, designs, and services that are appealing to our customers and consumers, as well as continue to build and strengthen our brand recognition and our access to distribution channels, our business could be adversely affected. Our products are also impacted by seasonality with demand concentrated around back-to-school and holiday periods. Inflationary pressures, employment trends and enterprise IT budget timing can amplify volatility, impacting forecasting accuracy, production planning and inventory management.

The development of new products and services can be very difficult and requires high levels of innovation, as well as intellectual property protection and enforcement. The development process also can be lengthy and costly. There are significant initial expenditures for research and development, tooling, manufacturing processes, inventory, and marketing, and we may not be able to recover those investments. If we fail to accurately anticipate technological trends or our users’ needs or preferences, are unable to complete the development of products and services in a cost-effective and timely fashion, or are unable to appropriately increase production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may not be competitive with products developed by others, they may not achieve acceptance in the market at anticipated levels or at all, they may not be profitable or, even if they are profitable, they may not achieve margins as high as our expectations or as high as the margins we have achieved historically.

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

We rely on third parties to manufacture, sell and distribute our products, and we rely on their information to manage our business.

Targus primarily sells products to a network of distributors, retailers and e-tailers (together with our direct sales channel partners). We are dependent on those direct sales channel partners to distribute and sell our products to indirect sales channel partners and ultimately to consumers. The sales and business practices of all such sales channel partners, their compliance with laws and regulations, and their reputations (of which we may or may not be aware) may affect our business and our reputation. Also, adverse changes in these partners’ purchasing policies, returns and promotional practices, marketplace rules or financial condition could materially affect our sell-through, inventory turns and gross margins.

Our sales channel partners also sell products offered by our competitors, and in the case of retailer house brands and original equipment manufacturers, may also be our competitors. If product competitors offer our sales channel partners more favorable terms, have more products available to meet their needs, or utilize the leverage of broader product lines sold through the channel, or if our sales channel partners show preference for their own house brands, our sales channel partners may de-emphasize or decline to carry our products. In addition, certain of our sales channel partners could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide them with higher returns. If we are unable to maintain successful relationships with these sales channel partners or to maintain our distribution channels, our business will suffer.

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

We also rely on third-party manufacturing and logistics providers. Capacity constraints, quality escapes, labor shortages, geopolitical disruptions or increases in freight and material costs can adversely affect supply continuity, product quality and profitability. Rapid changes to USB‑C power delivery specifications, operating system updates, and the introduction of new high‑speed interfaces (such as Thunderbolt™ 5) require certification and controller availability. Delays or shortages in required silicon, firmware incompatibilities, and host OEM variability may increase returns, warranty costs, and time‑to‑market risk.

Targus’ business is heavily reliant on the general demand for IT and personal computer-related devices.

Targus’ business of selling products that relate primarily to the computer accessory markets makes our business performance sensitive to the general demand for IT and personal computer-related devices. As such, declines in the overall demand for personal computers and tablet devices can directly impact the demand for our accessory products as often our products are sold as an attachment to the original equipment manufacturer device that is being sold. The Company performs interim and year end impairment assessments of goodwill and intangible assets utilizing qualitative and quantitative analyses surrounding Targus’ financial performance, market conditions in which it operates in, and other financial and non-financial factors. As a result of these assessments, the Company has recognized aggregate impairments to goodwill and intangible assets of $1.5 million and $31.7 million for the years ended December 31, 2025 and 2024, respectively.

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

The businesses in our four communication-related segments compete with numerous communications providers, many of whom are large and have significantly more financial and marketing resources. The principal competitors for UOL’s mobile broadband and DSL services include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers.

magicJack and Lingo (including Lingo’s subsidiary, BullsEye) compete with the traditional telephone service providers, which provide telephone service using the public switched telephone network. Certain of these traditional providers have also added, or are planning to add, broadband telephone services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, which offer broadband telephone services to their existing cable television and broadband offerings. Further, wireless providers offer services that some customers may prefer over wireline-based service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for broadband or wireline-based phone service. We face competition on magicJack device sales from manufacturers of smart phones, tablets and other handheld wireless devices. Also, we compete against established alternative voice communication providers, and may face competition from other large, well-capitalized Internet companies. In addition, we compete with independent broadband telephone service providers.

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

In addition, our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including artificial intelligence (“AI”). These competitive advantages may enable our competition to innovate better and more quickly, to compete more effectively on quality and price, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may lower barriers to entry in our industry and we may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services on offer may affect our customers’ expectations, requirements, or tastes in ways we cannot adequately anticipate or adapt to, causing our business to lose sales, market share, or the ability to operate profitably and sustainably.

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

Risks Related to Data Security and Intellectual Property

Significant disruptions of information technology systems, breaches of data security, cyberattacks, or unauthorized disclosures of sensitive data or personally identifiable information could adversely affect our business, and could subject us to liability or reputational damage.

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

As previously disclosed, in April 2024, we experienced a cybersecurity incident that resulted in temporary interruption of certain Targus operations. Although we do not believe the incident material affected our financial condition at the time, future events could be more severe. Our risk is heightened by reliance on global networks and third-party providers, integration of manufacturing systems and logistics partners, and evolving regulatory disclosure requirements. Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 that took effect in 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification requirements and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million, or 4%, of the annual global revenues of the infringer, whichever is greater. In addition, the California Consumer Privacy Act (“CCPA”) effective since January 1, 2020 applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA established new requirements regarding handling of personal data to entities serving or employing California residents, and gave consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. Such rights were expanded under the California Privacy Rights Act (“CPRA”) which went into effect on January 1, 2023. In addition, similar laws have and may be adopted by other states where the Company does business. The impact of the CCPA and other state privacy laws on the Company’s business is yet to be determined.

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

Our executive officers, directors and their affiliates own or control, in the aggregate, approximately 25.4% of our outstanding common stock as of March 27, 2026. In particular, our Chairman and Co-Chief Executive Officer, Bryant R. Riley, owns or controls, in the aggregate, 6,914,063 shares of our common stock, or 19.7%, of our outstanding common stock as of March 27, 2026. These stockholders are able to exercise influence over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions, including transactions involving an actual or potential change of control of the company or other transactions that noncontrolling stockholders may not deem to be in their best interests. This concentration of ownership may harm the market price of our common stock by, among other things:

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

There has been recent dilution and there may continue to be additional future dilution of our Common Stock, including as a result of the Company’s recent Section 3(a)(9) exchanges and potential future exchanges, which could adversely affect the market price of shares of our Common Stock.

In February and March 2026, the Company executed several Section 3(a)(9) exchanges whereby they exchanged outstanding units of various series of senior notes for shares of the Company’s Common Stock in an effort to decrease the Company’s outstanding indebtedness. As a result of these Section 3(a)(9) exchanges, the outstanding shares of our Common Stock increased by 4,553,866 shares. We may issue additional shares of Common Stock in similar Section 3(a)(9) exchanges or other capital raising transactions to further pay down the Company’s outstanding indebtedness. Additional issuances will dilute the ownership interest of our common stockholders. Investors who purchase our shares will likely pay different prices, and so may experience different outcomes in their investment results. Investors may experience declines in the value of their shares as a result of share sales made at prices lower than the prices they paid. In addition, future issuances of Common Stock could depress the market price of our common stock and impair our ability to raise capital. We cannot predict the effect that future issuances of our common stock would have on the market price of our common stock.

The trading price of our common stock, Depositary Shares and publicly traded senior notes are subject to volatility.

Trading of our common stock, Depositary Shares and publicly traded senior notes has in the past been highly volatile and the market price of shares of our common stock could continue to fluctuate substantially. Additionally, if we are not able to maintain our listing on Nasdaq, then our common stock will be quoted for trading on an over-the-counter quotation system and may be subject to more significant fluctuations in stock price and trading volume and large bid and ask price spreads. Our Depositary Shares and publicly traded senior notes may be delisted which would trigger certain rights of holders under the agreements governing our Depositary Shares and publicly traded senior notes. See “Risk Factors - The conversion feature may not adequately compensate the holders, and the conversion and redemption features of the Existing Preferred Stock and the Depositary Shares may make it more difficult for a party to take over the Company and may discourage a party from taking over the Company.”

We may not pay dividends regularly or at all in the future.

During 2024 we suspended paying dividends on our common stock, and in early 2025, we also suspended paying dividends on our Existing Preferred Stock. We may not pay dividends in the near future on our common or preferred stock. Even if we were to reinitiate dividends, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. The determination regarding the payment of dividends is subject to the discretion of our Board of Directors and compliance with applicable laws, and there can be no assurances that we will generate sufficient cash to pay dividends, or that we will pay dividends in future periods. Voting rights for holders of Depositary Shares exist primarily with respect to the ability to elect (together with the holders of other outstanding series of the Company’s preferred stock, or Depositary Shares representing interests in the Company’s preferred stock, or additional series of preferred stock the Company may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to the Company’s Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Existing Preferred Stock are in arrears. See “Risk Factors - Risks Related to our Securities and Ownership - Holders of Depositary Shares have extremely limited voting rights.”

Our publicly traded senior notes are not secured by any of our assets or any of the assets of our subsidiaries making such notes effectively subordinated to any secured indebtedness.

Our publicly traded senior notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our senior notes are effectively subordinated to any secured indebtedness that we or our subsidiaries have currently outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. The indenture governing our senior notes does not prohibit us or our subsidiaries from incurring additional secured (or unsecured) indebtedness in the future. None of our subsidiaries is a guarantor of our senior notes, and our senior notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Therefore, any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness and may consequently receive payment from these assets before they may be used to pay other creditors, including the holders of our senior notes. Further, all claims of creditors (including trade creditors) of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our senior notes) with respect to the assets of such subsidiaries. In addition, future debt and security agreements entered into by our subsidiaries may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral.

During the year ended December 31, 2025, the Company completed five private exchange transactions with institutional investors pursuant to which the investors exchanged senior notes for New Notes, whereupon the exchanged notes were cancelled. See Footnote 19 - Senior Notes Payable in our accompanying consolidated financial statements for amounts exchanged. The New Notes were issued pursuant to the Indenture between the Company, certain subsidiaries of the Company, as guarantors, and the Trustee, GLAS Trust Company LLC, a New Hampshire limited liability company, and the New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly-owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries (collectively, the “Guarantors”). The New Notes are secured on a second lien basis, junior to the obligations under the Company’s credit agreement, by substantially all of the assets of the Company and the Guarantors. The New Notes are subordinated in right of payment to the payment in full of the obligations under the Company’s credit agreement, dated as of February 26, 2025, with Oaktree Fund Administration, LLC, as administrative agent and as collateral agent, as amended.

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

The indenture under which our publicly traded senior notes were issued offers limited protection to holders of such senior notes. The terms of the indenture and our senior notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on the holders of our senior notes. In particular, the terms of the indenture and our senior notes do not place any restrictions on our or our subsidiaries’ ability to:

•issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our senior notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our senior notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to our senior notes, and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to our senior notes with respect to the assets of our subsidiaries;

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

An active trading market for our senior notes may be limited, which could limit the market price of our senior notes or the ability of our senior note holders to sell them.

The 5.00% 2026 Notes are quoted on Nasdaq under the symbol “RILYG,” the 5.25% 2028 Notes are quoted on Nasdaq under the symbol “RILYZ,” the 6.50% 2026 Notes are quoted on Nasdaq under the symbol “RILYN” and the 6.00% 2028 Notes are quoted on Nasdaq under the symbol “RILYT.” We cannot provide any assurances that our senior note holders will be able to sell their senior notes. Since issuance, our senior notes have traded at times at a discount from their initial offering price due to prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure our senior note holders that a liquid trading market will develop for our senior notes, that our senior note holders will be able to sell our senior notes at a particular time or that the price our senior note holders receive when they sell will be favorable. Accordingly, our senior note holders may be required to bear the financial risk of an investment in our senior notes for an indefinite period of time.

We have and may continue to issue additional notes.

Under the terms of the indentures governing our senior notes, we may from time to time without notice to, or the consent of, the holders of our senior notes, create and issue additional notes, including notes that are senior to our publicly-traded senior notes and including the issuance of notes with a security interest. Additional notes of the same series will not be issued unless such issuance would constitute a “qualified reopening” for U.S. federal income tax purposes.
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
The rating for the 5.00% 2026 Notes, 5.25% 2028 Notes, 6.50% 2026 Notes, or 6.00% 2028 Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

We have obtained a rating for the 5.00% 2026 Notes, 5.25% 2028 Notes, 6.50% 2026 Notes, and 6.00% 2028 Notes (collectively, the “Rated Notes”). Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold any of the Rated Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the Rated Notes may not reflect all risks related to us and our business, or the structure or market value of the Rated Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Rated Notes.

An active trading market for the Depositary Shares may be limited and the market value of the Depositary Shares could be substantially affected by various factors.

The Depositary Shares are trading on the Nasdaq Global Market but an active trading market or the Depositary Shares may be limited and the trading price of the Depositary Shares could be adversely affected. The Depositary Shares may trade at prices higher or lower than their initial offering price. The trading price of the Depositary Shares also depends on many factors, including, but not limited to:

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

In the event of a bankruptcy, liquidation, dissolution or winding-up of the affairs of the Company, the Company’s assets will be available to pay obligations on the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Existing Preferred Stock”), which ranks in parity with the Series A Preferred Stock, only after all of the Company’s indebtedness and other liabilities have been paid. The rights of holders of the Existing Preferred Stock to participate in the distribution of the Company’s assets will rank junior to the prior claims of the Company’s current and future creditors and any future series or class of preferred stock the Company may issue that ranks senior to the Existing Preferred Stock. In addition, the Existing Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others) the Company’s existing subsidiaries and any future subsidiaries. The Company’s existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to the Company in respect of dividends due on the Existing Preferred Stock. If the Company is forced to liquidate its assets to pay its creditors, the Company may not have sufficient assets to pay amounts due on any or all of the Existing Preferred Stock then outstanding. The Company and its subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Existing Preferred Stock. The Company may incur additional indebtedness and become more highly leveraged in the future, which could harm the Company’s financial position and potentially limit cash available to pay dividends. As a result, the Company may not have sufficient funds remaining to satisfy its dividend obligations relating to the Existing Preferred Stock if the Company incurs additional indebtedness. In January 2025, the Company suspended payment of cash dividends on its Series A Preferred Stock and Series B Preferred Stock.

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

The voting rights of holders of Depositary Shares are limited. The Company’s common stock is the only class of the Company’s securities that carries full voting rights. Voting rights for holders of Depositary Shares exist primarily with respect to the ability to elect (together with the holders of other outstanding series of the Company’s preferred stock, or Depositary Shares representing interests in the Company’s preferred stock, or additional series of preferred stock the Company may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to the Company’s Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Existing Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s certificate of incorporation or certificate of designation (in some cases voting together with the holders of other outstanding series of the Company’s preferred stock as a single class) that materially and adversely affect the rights of the holders of Depositary Shares (and other series of preferred stock, as applicable) or create additional classes or series of the Company’s stock that are senior to the Existing Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than the limited circumstances described herein, holders of Depositary Shares will not have any voting rights. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Existing Preferred Stock. In the event the Company is not able to resume payment of dividends on the Existing Preferred Stock on or before the end of April 2026, the voting rights applicable to the Depositary Shares as outlined herein will become effective in accordance with the certificates of designation applicable to the Existing Preferred Stock.

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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY

We have implemented processes across our organization for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems.

These processes include internal and external vulnerability management systems, scanning systems, firewalls and breach alert systems, among others. Such systems and processes are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data includes confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. As part of our risk management process, we conduct monthly vulnerability scans, annual penetration testing, phishing tests, annual risk assessments, and ad-hoc application security assessments. We also maintain a variety of playbooks for our incident response plan that are utilized when incidents are detected. We require employees with access to information systems to undertake data protection and cybersecurity training at least annually. In addition, employees subject to regulatory requirements undertake compliance training at least annually.

In addition, we engage certain third-party security providers to assist with assessing, identifying, and managing cybersecurity risks. Such services include, but are not limited to, managed security providers, assessors, consultants, auditors, and penetration testers. We also use a third-party vendor management software to assess the security posture of other material third party vendors to reduce the impact of a security incident from such vendors. As discussed below, we rely on notifications from third parties and other external alert systems to identify material risks that may exist with such parties.

Business Unit Cybersecurity Leadership Structure

BRC Group Holdings, Inc. operates through multiple business units, each with tailored cybersecurity leadership appropriate to its size, complexity, and risk profile. Our corporate cybersecurity function is led by our Chief Information Security Officer (CISO), who has extensive cybersecurity knowledge and skills gained from over 20 years of experience at the Company as Chief Information Security Officer and Chief Information Officer, where he has been responsible for implementing and maintaining cybersecurity and data protection practices, implementing complex technology solutions, and managing large groups of technology professionals. He holds multiple cybersecurity industry focused certifications and reports directly to the Co-Chief Executive Officer.

Each business unit maintains appropriate cybersecurity leadership based on its operational needs. Certain business units, including our Telecom group, maintain a dedicated Chief Information Security Officer who oversees cybersecurity programs tailored to their specific business requirements and regulatory obligations. The Consumer Product group, receive virtual Chief Information Security Officer (vCISO) services from our corporate cybersecurity team, ensuring consistent oversight and expertise while allowing operational flexibility. This structure enables us to provide comprehensive cybersecurity leadership across our diverse portfolio while maintaining efficiency and leveraging centralized expertise where appropriate.

The corporate CISO provides regular updates to the Cybersecurity Committee (discussed further below) of which he is also a member. Cybersecurity leaders across all business units coordinate with the corporate CISO to ensure consistent application of cybersecurity standards, sharing of threat intelligence, and alignment on enterprise-wide cybersecurity initiatives.

Incident Management and Oversight

Cybersecurity incidents come to the attention of the Company from the cybersecurity teams which may be notified of such incidents from internal vulnerability monitoring systems, business unit security teams, third-party vendors, government or industry alerts, media broadcasts, or employee self-reporting. Risk assessment and mitigation efforts related to cybersecurity incidents are subject to oversight by the Cybersecurity Committee, which monitors the prevention, detection, and remediation of such incidents.

The Cybersecurity Committee, which is comprised of directors from different divisions within the Company, as well as members of the Corporate Cybersecurity Team and the corporate Chief information Security Officer, oversees Company policies and procedures for protecting cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. The Cybersecurity Committee meets at least quarterly or whenever a material cybersecurity incident is identified at the Company or any of its business units. Material cybersecurity incidents, as well as mitigation efforts related to such incidents, are promptly reported to senior management.

Board Oversight

Our cybersecurity risks and associated mitigation efforts are continuously monitored and evaluated by senior management as part of the Company's overall risk management process. In addition, a report prepared by the Chief Information Security Officer outlining any material cyber risks as well as any mitigation efforts is presented by the Chief Information Security Officer to the Audit Committee of our Board of Directors on a quarterly basis as part of the Company's enterprise risk program.

The Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Additional information about cybersecurity risks we face is discussed in “Item 1A. Risk Factors,” under the heading “Risks Related to Data Security and Intellectual Property,” which should be read in conjunction with the information above.
Item 2. PROPERTIES
Our headquarters are located in Los Angeles, California, in a leased facility. We believe that this facility, and our other existing facilities, are suitable and adequate for the business conducted therein, appropriately used, and have sufficient capacity for their intended purpose.
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

In addition to the matters disclosed in “Note 30 – Commitments and Contingencies – (a) Legal Matters” in the accompanying consolidated financial statements, the following new legal proceedings were commenced by, or against, the Company and are disclosed pursuant to Item 103 of Regulation S-K:

On February 2, 2026, a stockholder derivative complaint was filed by Adrian Rubio in the U.S. Federal District Court, Central District of California on behalf of the Company and against the members of the Company’s Board of Directors and certain of the Company’s executive officers. The complaint alleges that certain of the Company’s officers and the board of directors substantially damaged the Company by filing false and misleading statements that omitted material adverse facts regarding Brian Kahn's involvement in the Prophecy fraud and the regulatory scrutiny that the Company would face because of its entanglements with Kahn and Franchise Group. Claims include breach of fiduciary duties and unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.

On January 20, 2026, the Company, along with co-Plaintiffs B. Riley Principal Investments, LLC, B. Riley Private Shares 2023-2 QC, LLC, B. Riley Private Shares 2023-2 QP, LLC, BRF Finance Co., LLC and B. Riley Commercial Capital, LLC (together with the Company, the “Plaintiffs”) filed a complaint (the “Complaint”) against Willkie Farr & Gallagher LLP (“Willkie”), Brian Kahn (“Kahn”) and Lauren Kahn (together with Kahn, the “Kahns”) in the Supreme Court of the State of New York, New York County. The Complaint asserts causes of action against (i) Willkie for aiding and abetting fraud, civil conspiracy to defraud and breach of fiduciary duty, (ii) Kahn for common law fraud, fraudulent inducement, and civil conspiracy to defraud and (iii) the Kahns for breach of contract, in connection with their activities related to the take-private transaction of Franchise Group, Inc. in August 2023 (the “Transaction”). The Complaint seeks over $735 million in compensatory damages, punitive damages and disgorgement of all fees Willkie received in connection with the Transaction.

On January 16, 2026, the Company received a pre-suit litigation letter from purported stockholders requesting that the Company’s Board of Directors investigate and pursue potential claims against certain current and former officers and directors relating to matters previously disclosed by the Company, including the Company’s prior business relationship with Brian Kahn and transactions involving Franchise Group, Inc. The demand seeks monetary recovery and corporate governance reforms and does not quantify any alleged damages. Previously, on July 19, 2024, the Company received a books and records demand from the same parties pursuant to Section 220 of the Delaware General Corporation Law relating to certain transactions involving Franchise Group, Inc. and the related take-private transaction in 2023. The Company is evaluating the letter in accordance with Delaware law. At this time, the Company is unable to predict the outcome of this matter or reasonably estimate a range of possible loss, if any.

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
As of March 27, 2026, there were approximately 131 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominees or in “street” name.
On April 3, 2025, May 21, 2025, August 20, 2025, October 1, 2025 and November 21, 2025, the Company received Staff Determination Letters (the “Prior Determination Letters”) from the Nasdaq Listing Qualifications Staff (the “Staff”) based on the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”). The basis for the Prior Determination Letters was the Company’s inability to timely file its Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10K”) and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 (the “Q1 Report”), June 30, 2025 (the “Q2 Report”) and September 30, 2025 (the “Q3 Report”) with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed its 2024 10K on September 19, 2025.

The Prior Determination Letter received on October 1, 2025 noted that, after the Staff’s review of the materials submitted by the Company on September 4, 2025 and September 19, 2025 (the “Updated Plan of Compliance”), it lacked the discretion within Nasdaq’s rules to grant the Company a further exception beyond the September 29, 2025 deadline that was previously granted to regain compliance with the Filing Rule. The Prior Determination Letters did not result in the suspension of trading or delisting of the Company’s securities.

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

The Company filed with the SEC the Q1 Report on November 18, 2025, the Q2 Report on December 15, 2025 and the Q3 Report on January 14, 2026, thereby satisfying all deadlines requested by the Hearings Panel as outlined in the Decision Letter. On January 27, 2026, the Company received a letter from Nasdaq confirming that it has regained compliance with Nasdaq’s Periodic Filing Rule 5250(c)(1). Consistent with the applicable Nasdaq Listing Rules in such circumstances, the notice also indicated that Nasdaq imposed a “Mandatory Panel Monitor” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B) for a period of one year. In the event the Company fails to timely satisfy the Periodic Filing Rule during such one-year period, the Company will not be afforded the opportunity to provide a compliance plan for the Nasdaq Listing Qualifications Staff’s review. The Company would instead receive a Delist Determination Letter in response to which the Company could request a hearing and stay of the delist determination pending a hearing before a Hearings Panel.

Recent Sales of Unregistered Securities

On February 6, 2026, the Company completed a Section 3(a)(9) exchange with an investor whereby the Company exchanged 224,226 units of 5.50% Senior Notes due 2026 (RILYK) for 621,604 shares of the Company’s Common Stock.

On February 27, 2026, the Company completed a Section 3(a)(9) exchange with an investor whereby the Company exchanged 250,000 units of 6.50% Senior Notes due 2026 (RILYN), 11,952 units of the 5.00% Senior Notes due 2026 (RILYG) and 10,000 units of the 6.00% Senior Notes due 2028 (RILYT) for 903,309 shares of the Company’s Common Stock.

On March 10, 2026, the Company completed a Section 3(a)(9) exchange with an investor whereby the Company exchanged 95,354 units of the 5.00% Senior Notes due 2026 (RILYG), 204,159 units of the 6.50% Senior Notes due 2026 (RILYN), 217,000 units of the 5.25% Senior Notes due 2028 (RILYZ) and 215,000 units of the 6.00% Senior Notes due 2028 (RILYT) for 2,240,000 shares of the Company’s Common Stock.

On March 13, 2026, the Company completed a Section 3(a)(9) exchange with an investor whereby the Company exchanged 115,860 units of the 5.50% Senior Notes due 2026 (RILYK) for 436,387 shares of the Company’s Common Stock.

On March 26, 2026, the Company completed a Section 3(a)(9) exchange with an investor whereby the Company exchanged 100,000 units of the 5.50% Senior Notes due 2026 (RILYK) for 352,566 shares of the Company’s Common Stock.

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
Recent Repurchases of Equity Securities
None.
Share Performance Graph
The following graph and table compares the cumulative total shareholder return on our common share with the cumulative total return on the Russell 2000 Financial Index and S&P 500 index for the period from December 31, 2021 to December 31, 2025. The graph and table below assume that $100 was invested on the starting date and dividends, if any, were reinvested on the date of payment without payment of any commissions. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

BRC Group Holdings, Inc.
Common Stock Price
Five Year Comparison

BRC Group Holdings, Inc.
Russell 2000
Russell 2000 Financial
S&P 500
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
2020
2021
2022
2023
2024
2025

As of December 31,	2020	2021	2022	2023	2024	2025
BRC Group Holdings, Inc.	$100	$844	$351	$243	$55	$16
Russell 2000	$100	$166	$131	$150	$165	$126
Russell 2000 Financial	$100	$144	$118	$128	$145	$133
S&P 500	$100	$190	$153	$190	$235	$182

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

Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: volatility in our revenues and results of operations; changing conditions in the financial markets; and developments that may arise related to our prior investment in Freedom VCM Holdings, LLC (“Freedom VCM”) and prior business relationship with Brian Kahn (the former CEO of Freedom VCM); the receipt by the Company and Bryant Riley of subpoenas from the SEC; material weaknesses in internal control over financial reporting; our ability to generate sufficient revenues to achieve and maintain profitability; failure to comply with the terms of our credit agreements or senior notes; the level of our indebtedness; our ability to meet future capital requirements; our exposure to credit risk; the short term nature of our engagements; failure to successfully compete in any of our businesses; the illiquidity of, and additional potential losses from, our proprietary investments; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; loss of key personnel; our ability to borrow under our credit facilities; our dependence on communications, information and other systems and third parties; the potential loss of financial institution clients; the diversion of management time on divestiture-related issues; the impact of legal proceedings, including in respect of matters related to Freedom VCM and Brian Kahn; the activities of short sellers and their impact on our business and reputation; changing economic and market conditions, including inflation and any actions by the Federal Reserve to address inflation, and the possibility of recession or an economic downturn; the effects of tariffs and other governmental initiatives, and related impacts including supply chain disruptions, labor shortages and increased labor costs; and the effect of geopolitical instability, including wars, conflicts and terrorist attacks, including the impacts of Russia’s invasion of Ukraine and conflicts in the Middle East. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Except as otherwise required by the context, references in this Annual Report to the “Company,” “BRCGH,” “BRC,” “BRC Group Holdings,” “we,” “us” or “our” refer to the combined business of BRC Group Holdings, Inc. and all of its subsidiaries.

Overview
Description of the Company

BRC Group Holdings, Inc. (Nasdaq: RILY) (the “Company” or “BRCGH”), which changed its name from B. Riley Financial, Inc. effective January 1, 2026, is a diversified holding company offering a platform of businesses, including financial services (with complementary banking and wealth management businesses), telecom, retail, and investments in equity, debt and venture capital. We refer to BRCGH as having a “platform” because of the unique composition of our financial services businesses and diversification of its operations. Our core financial services platform provides small cap and middle market companies customized end-to-end solutions at every stage of the enterprise life cycle. Our complementary banking business offers comprehensive services in capital markets, sales, trading, research, merchant banking, M&A, and restructuring. Our complementary wealth management business offers wealth management and financial planning services including brokerage, investment management, insurance, and tax preparation. Our telecom businesses provide consumer and business services including traditional, mobile and cloud phone, internet and data, security, and email. Our consumer products and retail companies provide mobile computing accessories and home furnishings. BRCGH, through its investment business, deploys its capital inside and outside its core financial services business to generate shareholder value through opportunistic investments.
The Company opportunistically invests in and acquires companies or assets with attractive risk-adjusted return, with a focus on making operational improvements within these companies in an effort to maximize free cash flow.
In addition to efforts to grow the BRC platform, starting in 2024 and continuing through 2025, we have been focused on reducing indebtedness, including through the net proceeds from a number of strategic asset dispositions or other monetizations as described in additional detail under “Disposition and Monetization Transactions.” The Company has reduced its total outstanding indebtedness from $1.8 billion at December 31, 2024 to $1.4 billion at December 31, 2025. The Company anticipates that reduction of indebtedness, including potentially through additional asset disposition or monetization transactions, will remain a key priority for the foreseeable future.

Our Business Segments

We maintain a diverse composition of businesses that operate in seven reportable business segments: Capital Markets, Wealth Management, Lingo, magicJack, Marconi Wireless, UOL, and Consumer Products. The descriptions below illustrate the businesses that comprise our segments.

Management evaluates many different financial and non-financial metrics to assess the individual performance of each of these various businesses. However, across most businesses, management primarily assesses each business’s financial performance based upon each business’s revenues and operating profits generated excluding non-cash charges and the impact of gains and losses related to securities and other investments held. Management believes that gains and losses on individual investments are generally impacted by individual characteristics specific to each investment and although this has an impact on our overall financial performance the impact of these gains and losses may not be indicative of the overall strength or weakness in each of our business operations. Additionally, in evaluating the financial performance of each of our businesses, management monitors the increase or decrease in operating results from period to period while factoring in the relative volatility inherent in each industry in which these businesses operate. Management recognizes that some of the Company’s businesses exhibit more volatile results.

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

Our investment approach is value-oriented and represents a core competency of our capital markets strategy. We act as an advisor to our clients, which at times involves complex transactions consistent with our value-oriented investment philosophy. We often provide consulting, capital raising, or investment banking services for companies in which BRC may have significant influence through equity ownership, representation on the board of directors (or similar governing body), or both.

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

Lingo Segment - Lingo Management, LLC and its subsidiary Bullseye Telecom (together, “Lingo”) is a global cloud/unified communications (“UC”) and managed service provider to Enterprise and Small to Medium Businesses in the United States. Lingo primarily re-sells Plain Old Telephone Services (POTS), Broadband data services and Managed Security services in addition to the Cloud Voice, POTS Alternative and business collaboration communication services.

magicJack Segment – magicJack VoIP Services, LLC and related subsidiaries (“magicJack”) is a non-interconnected Voice-over-IP (VoIP) cloud-based communications service provider that offers related devices and subscription services within the United States and Canada. The magicJack services allow its subscribers to stay connected at low costs.

Marconi Wireless Segment - Marconi Wireless Holdings, LLC (“Marconi Wireless”) is a mobile virtual network operator that provides mobile phone voice, text, and data services and devices using the Credo Mobile brand.

UOL Segment - United Online, Inc. (“UOL”) is an Internet access provider that offers dial-up and digital subscriber line (“DSL”) services under the NetZero and Juno brands across the United States. UOL also provides paid and free e-mail subscription services that also generate advertising revenues.

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

Our operating results are primarily comprised of the operations of these businesses within our seven reportable operating segments. However, we also generate revenues from investment and lending entities and other businesses that we may acquire with the goal to expand their operations, drive growth, and create operational efficiencies to improve cash flows to reinvest across other business operations in our platform. These businesses are typically in fragmented markets and include the operations of a regional environmental services business, and bebe stores inc. (“bebe”) which operates rent-to-own stores.

In prior years, we also generated operating revenues from an entity that was then a majority owned subsidiary of ours which licensed the trademarks and intellectual properties from ownership of six brands: Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore, and we generated other income from dividends we received from our equity ownership of investments that ranged from 10% to 50% in companies that license the trademark and intellectual property of the Hurley, Justice, and Scotch & Soda brands and bebe and Brookstone brands (equity ownership of bebe, our majority owned subsidiary). We also reported fair value adjustments from these equity investments since we elected to account for these equity investments using the fair value method of accounting. In October 2024, BRC entered into transactions that sold these businesses, and BRC no longer controlled these operations and they are included in discontinued operations in the consolidated financial statements for the year ended December 31, 2024.

Securities and Other Investments Owned Portfolio – We have a portfolio of securities and other investments owned that consists of public equity securities, private securities, partnership interests and other investments, corporate bonds and other fixed income securities as follows at December 31, 2025 and 2024:

	December 31,
	2025	2024
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$174,011	$45,012
Babcock & Wilcox Enterprises, Inc. - preferred stock	—	1,528
Double Down Interactive Co., Ltd - common stock	30,010	43,706
Synchronoss Technologies, Inc. - common stock	3,503	7,200
Other public equities	25,675	27,446
Total public equity securities	233,199	124,892

Private Equity Securities:
Other private equities	135,605	107,616
Total private equity securities	135,605	107,616

Total equity securities	368,804	232,508

Corporate bonds	31,751	29,027
Other fixed income securities	4,373	4,923
Partnership interests and other	41,915	15,867
Total securities and other investments owned	$446,843	$282,325

The carrying values of Babcock & Wilcox Enterprises, Inc. common stock held as of December 31, 2025 and December 31, 2024 were $174.0 million (38.9% of total securities and other investments owned) and $45.0 million (15.9% of total securities and other investments owned), respectively. The change in the carrying value for the year ended December 31, 2025 was due to an increase in the public share price during the period.

The carrying values of our Double Down Interactive Co., Ltd common stock held as of December 31, 2025 and December 31, 2024 were $30.0 million and $43.7 million, respectively. The change in the carrying value for the year ended December 31, 2025 was primarily driven by sales of the securities and a decrease in the public share price during the period.
The carrying values of our investments in other public equities held as of December 31, 2025 and December 31, 2024 were $25.7 million and $27.4 million, respectively. The change in the aggregate carrying value for the year ended December 31, 2025 was driven by net sales of certain other public equity securities during the period.
The carrying values of our investments in other private equities held as of December 31, 2025 and December 31, 2024 were $135.6 million and $107.6 million, respectively. The change in the aggregate carrying value for the year ended December 31, 2025 was driven by purchases of certain private securities, partially offset by decreases in fair values during the period.
The carrying value of our investments in partnership interests and other securities held as of December 31, 2025 and December 31, 2024 were $41.9 million and $15.9 million, respectively. The change in the aggregate carrying value for the year ended December 31, 2025 was primarily driven by net increase in market value of certain securities during the period.
Nasdaq Compliance

On April 3, 2025, May 21, 2025, August 20, 2025, October 1, 2025 and November 21, 2025, the Company received Staff Determination Letters (the “Prior Determination Letters”) from the Nasdaq Listing Qualifications Staff (the “Staff”) based on the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”). The basis for the Prior Determination Letters was the Company’s inability to timely file its Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10K”) and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 (the “Q1 Report”), June 30, 2025 (the “Q2 Report”) and September 30, 2025 (the “Q3 Report”) with the U.S. Securities and Exchange Commission (the “SEC”). The Company filed its 2024 10K on September 19, 2025.

The Prior Determination Letter received on October 1, 2025 noted that, after the Staff’s review of the materials submitted by the Company on September 4, 2025 and September 19, 2025 (the “Updated Plan of Compliance”), it lacked the discretion within Nasdaq’s rules to grant the Company a further exception beyond the September 29, 2025 deadline that was previously granted to regain compliance with the Filing Rule. The Prior Determination Letters did not result in the suspension of trading or delisting of the Company’s securities.

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

The Company filed with the SEC the Q1 Report on November 18, 2025, the Q2 Report on December 15, 2025 and the Q3 Report on January 14, 2026, thereby satisfying all deadlines requested by the Hearings Panel as outlined in the Decision Letter. On January 27, 2026, the Company received a letter from Nasdaq confirming that it has regained compliance with Nasdaq’s Periodic Filing Rule 5250(c)(1). Consistent with the applicable Nasdaq Listing Rules in such circumstances, the notice also indicated that Nasdaq imposed a “Mandatory Panel Monitor” as that term is defined in Nasdaq Listing Rule 5815(d)(4)(B) for a period of one year. In the event the Company fails to timely satisfy the Periodic Filing Rule during such one-year period, the Company will not be afforded the opportunity to provide a compliance plan for the Nasdaq Listing Qualifications Staff’s review. The Company would instead receive a Delist Determination Letter in response to which the Company could request a hearing and stay of the delist determination pending a hearing before a Hearings Panel.

There can be no assurance that the Company will be able to file future reports timely or meet other Nasdaq continued listing requirements in the future.
Results of Operations
The following period to period comparisons of our financial results are not necessarily indicative of future results.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Consolidated Statements of Operations
(Dollars in thousands)

	Year Ended December 31, 2025		Year Ended December 31, 2024		Change
	Amount	%	Amount	%	Amount	%
Revenues:
Services and fees	$633,836	65.4%	$783,304	104.8%	$(149,468)	(19.1)%
Trading gains (losses), net	125,530	13.0%	(57,007)	(7.6)%	182,537	(320.2)%
Fair value adjustments on loans	(448)	—%	(325,498)	(43.6)%	325,050	(99.9)%
Interest income - loans	10,574	1.1%	54,141	7.3%	(43,567)	(80.5)%
Interest income - securities lending	6,993	0.7%	70,862	9.5%	(63,869)	(90.1)%
Sale of goods	191,114	19.8%	220,619	29.6%	(29,505)	(13.4)%
Total revenues	967,599	100.0%	746,421	100.0%	221,178	29.6%

Operating expenses:
Direct cost of services	139,417	14.4%	213,901	28.7%	(74,484)	(34.8)%
Cost of goods sold	145,364	15.0%	167,634	22.4%	(22,270)	(13.3)%
Selling, general and administrative expenses	599,748	62.0%	689,410	92.4%	(89,662)	(13.0)%
Restructuring charge	195	—%	1,522	0.2%	(1,327)	(87.2)%
Impairment of goodwill and tradenames	1,500	0.2%	105,373	14.1%	(103,873)	(98.6)%
Interest expense - Securities lending and loan participations sold	5,794	0.6%	66,128	8.9%	(60,334)	(91.2)%
Total operating expenses	892,018	92.2%	1,243,968	166.7%	(351,950)	(28.3)%
Operating income (loss)	75,581	7.8%	(497,547)	(66.7)%	573,128	(115.2)%
Other income (expense):
Interest income	3,710	0.4%	3,600	0.5%	110	3.1%
Dividend income	1,818	0.2%	4,462	0.6%	(2,644)	(59.3)%
Realized and unrealized gains (losses) on investments	62,718	6.5%	(263,686)	(35.3)%	326,404	(123.8)%
Change in fair value of financial instruments and other	11,349	1.2%	4,471	0.6%	6,878	153.8%
Gain on sale and deconsolidation of businesses	86,213	8.9%	306	—%	85,907	n/m
Gain on senior note exchange	67,208	6.9%	—	—%	67,208	n/m
Income from equity investments	34,996	3.6%	31	—%	34,965	n/m
Loss on extinguishment of debt	(21,298)	(2.2)%	(18,725)	(2.5)%	(2,573)	13.7%
Interest expense	(92,736)	(9.6)%	(133,308)	(17.9)%	40,572	(30.4)%
Income (loss) from continuing operations before income taxes	229,559	23.7%	(900,396)	(120.7)%	1,129,955	(125.5)%
Benefit from (provision for) income taxes	9,885	1.0%	(22,013)	(2.9)%	31,898	(144.9)%
Income (loss) from continuing operations	239,444	24.7%	(922,409)	(123.6)%	1,161,853	(126.0)%
Income from discontinued operations, net of income taxes	70,841	7.3%	147,470	19.8%	(76,629)	(52.0)%
Net income (loss)	310,285	32.1%	(774,939)	(103.8)%	1,085,224	(140.0)%
Net income (loss) attributable to noncontrolling interests	2,870	0.3%	(10,665)	(1.4)%	13,535	(126.9)%
Net income (loss) attributable to BRC Group Holdings, Inc.	307,415	31.8%	(764,274)	(102.4)%	1,071,689	(140.2)%
Preferred stock dividends	8,060	0.8%	8,060	1.1%	—	—%
Net income (loss) available to common shareholders	$299,355	30.9%	$(772,334)	(103.5)%	$1,071,689	(138.8)%

n/m - Not applicable or not meaningful.
Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Year Ended December 31, 2025		Year Ended December 31, 2024		Change
	Amount	%	Amount	%	Amount	%
Services and fees:
Capital Markets segment	$154,421	16.0%	$186,750	25.0%	$(32,329)	(17.3)%
Wealth Management segment	158,065	16.3%	197,468	26.5%	(39,403)	(20.0)%
Lingo segment	164,148	17.0%	195,886	26.2%	(31,738)	(16.2)%
magicJack segment	36,698	3.8%	41,247	5.5%	(4,549)	(11.0)%
Marconi Wireless segment	31,394	3.2%	37,216	5.0%	(5,822)	(15.6)%
UOL segment	13,145	1.4%	15,133	2.0%	(1,988)	(13.1)%
Corporate and All Other	75,965	8.1%	109,604	14.8%	(33,639)	(30.7)%
Subtotal	633,836	65.8%	783,304	105.0%	(149,468)	(19.1)%

Trading gains (losses), net:
Capital Markets segment	106,364	11.0%	(41,710)	(5.6)%	148,074	(355.0)%
Wealth Management segment	17,507	1.8%	3,278	0.4%	14,229	434.1%
Corporate and All Other	1,659	0.2%	(18,575)	(2.5)%	20,234	(108.9)%
Subtotal	125,530	13.0%	(57,007)	(7.7)%	182,537	(320.2)%

Fair value adjustments on loans:
Capital Markets segment	(3,131)	(0.3)%	(63)	—%	(3,068)	n/m
Corporate and All Other	2,683	0.3%	(325,435)	(43.6)%	328,118	(100.8)%
Subtotal	(448)	—%	(325,498)	(43.6)%	325,050	(99.9)%

Interest income - loans:
Capital Markets segment	65	—%	1,829	0.2%	(1,764)	(96.4)%
Corporate and All Other	10,509	1.1%	52,312	7.0%	(41,803)	(79.9)%
Subtotal	10,574	1.1%	54,141	7.2%	(43,567)	(80.5)%

Interest income - securities lending:
Capital Markets segment	6,993	0.7%	70,862	9.5%	(63,869)	(90.1)%

Sale of goods:
magicJack segment	1,236	0.1%	1,598	0.2%	(362)	(22.7)%
Marconi Wireless segment	3,390	0.4%	3,991	0.5%	(601)	(15.1)%
Consumer Products segment	181,540	18.8%	202,597	27.1%	(21,057)	(10.4)%
Corporate and All Other	4,948	0.5%	12,433	1.8%	(7,485)	(60.2)%
Subtotal	191,114	19.8%	220,619	29.6%	(29,505)	(13.4)%

Total revenues	$967,599	100.4%	$746,421	100.0%	$221,178	29.6%

n/m - Not applicable or not meaningful.
Total revenues increased approximately $221.2 million to $967.6 million during the year ended December 31, 2025 from $746.4 million during the year ended December 31, 2024. The increase in revenues during the year ended December 31, 2025 was primarily due to increases in revenue from fair value adjustments on loans of $325.1 million and trading gains of $182.5 million, partially offset by decreases in revenues from services and fees of $149.5 million, interest income from securities lending of $63.9 million, interest income from loans of $43.6 million, and sale of goods of $29.5 million.
The decrease in revenue of $149.5 million from services and fees in the year ended December 31, 2025 consisted of decreases in revenue of $39.4 million in the Wealth Management segment, $33.6 million in the Corporate and All Other category, $32.3 million in the Capital Markets segment, $31.7 million in the Lingo segment, $5.8 million in the Marconi Wireless segment, $4.5 million in the magicJack segment and $2.0 million in the UOL segment.

Revenues from services and fees in the Capital Markets segment decreased approximately $32.3 million, to $154.4 million during the year ended December 31, 2025 from $186.8 million during the year ended December 31, 2024. Lower revenue was comprised of a decline of $22.9 million in corporate finance, consulting, and investment banking fees, $3.7 million in interest income, $3.6 million in commission fees, $1.8 million in dividends, and $0.3 million in other income. The investment banking and advisory revenue decline is attributable to several factors including late SEC filings leading to a decrease in the number of advisors and a decline in counterparties and the general uneven nature of investment banking revenues. The decreases in investment banking revenues were $20.3 million in at-the-market fees, $15.0 million in mergers and acquisitions advisory fees, and $0.6 million in investment banking underwriting fees, partially offset by an increase of $13.1 million in private placement fees.
Revenues from the Wealth Management segment are comprised of the following:

	Year Ended December 31,		Change
	2025	2024	Amount	%
Revenues - Services and fees
Brokerage revenues	$69,290	$91,488	$(22,198)	(24.3)%
Advisory revenues	50,518	77,307	(26,789)	(34.7)%
Other	38,257	28,673	9,584	33.4%
Total services and fees revenue	158,065	197,468	(39,403)	(20.0)%
Trading gains, net	17,507	3,278	14,229	434.1%
Total revenues	$175,572	$200,746	$(25,174)	(12.5)%
Revenues from brokerage and advisory decreased $49.0 million to $119.8 million during the year ended December 31, 2025 from $168.8 million during the year ended December 31, 2024. Brokerage revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. The decrease in revenues was primarily due to decreases in revenue from wealth and asset management fees due to a reduction in assets under management driven by the sale of a portion of the Company’s (W-2) Wealth Management business to Stifel Financial Corp. (“Stifel”) in April 2025. Refer to Note 5 - Discontinued Operations and Assets Held For Sale in the accompanying consolidated financial statements for additional information. Total assets under management were approximately $13.0 billion and $20.7 billion at December 31, 2025 and December 31, 2024, respectively. Of these amounts, advisory assets under management totaled approximately $4.3 billion and $6.9 billion at December 31, 2025 and December 31, 2024, respectively. Advisory revenues were 0.26% and 0.25% of average advisory assets under management during the years ended December 31, 2025 and 2024, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Other revenues is primarily comprised of carried interest earned from certain funds, which include investment in private company equity securities for which one of the funds includes an investment in SpaceX, tax service fees and management fees earned from comprehensive client focused services performed.
Revenues from services and fees in the Lingo segment decreased $31.7 million to $164.1 million during the year ended December 31, 2025 from $195.9 million during the year ended December 31, 2024. The decrease in revenues was primarily due to a decrease in subscription revenue of $24.8 million, which was largely driven by the divestiture of Lingo’s wholesale carrier business in the third quarter of fiscal year 2024, and there were no revenues from this business in 2025.

The remaining decrease of $6.9 million was primarily due to a decrease in Plain Old Telephone services and Broadband customers choosing to renew their existing internet speeds with lower priced circuits.
Revenues from services and fees in the magicJack segment decreased $4.5 million to $36.7 million during the year ended December 31, 2025 from $41.2 million during the year ended December 31, 2024. The decrease in revenues was primarily driven by decreases in the number of active subscription customers and active APP users and, to a lesser extent, decreases in sales of devices and other ancillary products and services.
Revenues from services and fees in the Marconi Wireless segment decreased $5.8 million to $31.4 million during the year ended December 31, 2025 from $37.2 million during the year ended December 31, 2024. The decrease in revenues was primarily due to a decrease in subscription revenue due to a decline in active customers.
Revenues from services and fees in the UOL segment decreased $2.0 million to $13.1 million during the year ended December 31, 2025 from $15.1 million during the year ended December 31, 2024. The decrease in revenues was primarily due to a decrease in subscription revenue from Internet Service Providers (“ISPs”) and digital subscriber line services and, to a lesser extent, advertising revenues.
Revenues from services and fees in the Corporate and All Other category decreased by $33.6 million to $76.0 million during the year ended December 31, 2025 from $109.6 million during the year ended December 31, 2024. These revenues include merchandise rental fees from bebe, carried interest on certain investments, managed service fees from the Company’s e-commerce platform (Nogin, Inc., or “Nogin”), and the operations of Atlantic Coast Recycling, which was sold in March 2025. Revenues from services and fees in the Corporate and All Other category decreased $31.2 million due to the sale of Atlantic Coast Recycling and there was a full year of revenues in 2024 and in March 2025, $10.4 million due to Nogin, which we acquired in the second quarter of 2024 and deconsolidated in the first quarter of 2025, and $4.9 million related to merchandise rental fees from bebe due to the closure of multiple stores, partially offset by an increase of $9.3 million in carried interest of certain investments, $2.3 million in asset management fees, and $1.2 million in other revenue.
Trading gains (losses), net increased $182.5 million to a gain of $125.5 million during the year ended December 31, 2025 compared to a loss of $57.0 million during the year ended December 31, 2024. This was primarily due to increases of $148.1 million in the Capital Markets segment, $20.2 million in the Corporate and All Other category, and $14.2 million in the Wealth Management segment. The income of $125.5 million during the year ended December 31, 2025 was primarily due to realized and unrealized gains on investments made in our proprietary trading accounts reflecting gains of $73.2 million from our investment in Babcock & Wilcox Enterprises, Inc. common stock, $37.4 million from trading activities related to equity offerings for clients, and $9.9 million for U.S. Treasuries. The loss of $57.0 million during the year ended December 31, 2024 was primarily due to realized and unrealized losses on investments made in our proprietary trading accounts reflecting losses of $64.8 million for Freedom VCM and $13.0 million for Core Scientific, partially offset by gains of $16.2 million for U.S. Treasuries.
In our Capital Markets segment, we have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

		At Fair Value		Fair Value Adjustments on Loans Receivables
		December 31,		Year Ended December 31,
	Industry or Type of Loan	2025	2024	2025	2024
Related Party Loans Receivable:
Vintage Capital Management, LLC	Retail / consumer	$1,835	$2,057	$(223)	$(222,911)
W.S. Badcock Corporation	Consumer receivable portfolio	—	2,169	250	(5,339)
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	—	3,913	1,393	(13,874)
Conn’s, Inc.	Retail / consumer	—	38,826	805	(71,724)
Torticity, LLC	Application software	—	—	—	(16,433)
Great American Holdings, LLC	Professional services	—	1,698	—	—
Other related party loans	Services, oil & gas and industrial	1,000	3,239	(164)	1,610
Total related party loans receivable		2,835	51,902	2,061	(328,671)

Exela Technologies, Inc.	Technology	21,415	32,136	945	(701)
Norlin EV Limited	Real estate	10	6,065	(375)	(737)
Other loans receivable	Various	2,043	—	(3,079)	4,611
Total loans receivable		$26,303	$90,103	$(448)	$(325,498)
During the years ended December 31, 2025 and 2024, favorable (unfavorable) fair value adjustments for loans receivable from related parties totaled $2.1 million and $(328.7) million, respectively. During the years ended December 31, 2025 and 2024, fair value adjustments for non-related party loans receivable totaled $(2.5) million and $3.2 million, respectively.
The $325.1 million favorable variance in fair value adjustments related to our loans receivable during the year ended December 31, 2025 was primarily driven by losses from fair value adjustments recorded in the prior year period of $(222.9) million related to the loan to VCM, $(71.7) million related to the loan to Conn’s, $(16.4) million related to the loan to Torticity, and $(13.9) million related to the loan to Freedom VCM with no fair value adjustments of comparable magnitude recorded in the current year period.
Interest income related to loans receivable decreased $43.6 million to $10.6 million during the year ended December 31, 2025 from $54.1 million during the year ended December 31, 2024. The decrease was primarily due to non-accrual of interest on the following adjusted loans: $15.6 million for VCM, $7.6 million for Conn’s, $6.0 million for Freedom VCM, which was sold in February 2025, $5.9 million for Exela Technologies Inc. and $3.5 million for Nogin, as well as a reduction in loan receivable balances from $90.1 million as of December 31, 2024 to $26.3 million as of December 31, 2025.

Interest income related to securities lending decreased $63.9 million to $7.0 million during the year ended December 31, 2025 from $70.9 million during the year ended December 31, 2024. The decrease was primarily due to a strategic shift to decrease securities lending activities and allocating more capital to investment banking and advisory services. With counterparty trading limits reduced due to late SEC Company filings, the Company terminated its Options Clearinghouse Corporation’s Stock Loan/Hedging program and reduced the securities lending team resources. Average securities lending balances declined to $82.9 million in 2025 from $1.1 billion in 2024. Interest rate spreads, which is the difference between interest income and interest expense, in 2025 were slightly higher on average when compared to 2024.
Revenues from the sale of goods decreased $29.5 million, to $191.1 million, during the year ended December 31, 2025, from $220.6 million during the year ended December 31, 2024. The decrease in revenues from sale of goods was attributable to decreases of $21.1 million from the Consumer Products segment due to a decrease in computer and peripheral sales worldwide, $7.5 million from the Corporate and All Other category consisting of sales of goods from bebe and Nogin, which we acquired in the second quarter of 2024 and deconsolidated in the first quarter of 2025, $0.6 million from the Marconi Wireless segment, and $0.4 million from the magicJack segment.
Operating Expenses
Direct cost of services
Direct cost of services decreased $74.5 million, to $139.4 million, during the year ended December 31, 2025, from $213.9 million during the year ended December 31, 2024. The decrease in direct cost of services was primarily attributable to decreases of $37.1 million in the Lingo segment, $26.9 million of which was attributable to divestiture of the Lingo wholesale carrier business in the third quarter of fiscal year 2024, with the remainder mostly driven by lower subscription sales, $5.2 million in the Marconi Wireless segment due to fewer active lines and migrating our customer base to a lower cost third party network, $4.1 million in the magicJack segment due to resulting in decreases in costs attributable to fewer active customers across the business and reducing our internal network costs by migrating to third party service providers, and a decrease of $28.1 million from the Corporate and All Other category reflecting a $21.2 million decrease from the sale of Atlantic Coast Recycling in March 2025, a $4.9 million decrease from the deconsolidation of Nogin in March 2025, and a $2.0 million decrease from bebe.
Cost of goods sold
Cost of goods sold during the year ended December 31, 2025 decreased by $22.3 million to $145.4 million, from $167.6 million during the year ended December 31, 2024. The decrease of $22.3 million in cost of goods sold was primarily attributable to decreases of $17.0 million in the Consumer Products segment, due to lower sales across all products, $4.3 million from the Corporate and All Other category, which includes bebe and Nogin, which we acquired in the second quarter of 2024 and deconsolidated in the first quarter of 2025, $0.7 million from the Marconi Wireless segment, and $0.3 million from the magicJack segment.
Selling, general and administrative expenses
Selling, general and administrative expenses during the years ended December 31, 2025 and 2024 were comprised of the following:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$170,066	28.4%	$170,512	24.7%	$(446)	(0.3)%
Wealth Management segment	160,326	26.7%	194,316	28.2%	(33,990)	(17.5)%
Lingo segment	56,428	9.4%	63,455	9.2%	(7,027)	(11.1)%
magicJack segment	10,682	1.8%	11,348	1.6%	(666)	(5.9)%
Marconi Wireless segment	8,898	1.5%	8,961	1.3%	(63)	(0.7)%
UOL segment	2,537	0.4%	5,172	0.8%	(2,635)	(50.9)%
Consumer Products segment	60,863	10.1%	69,515	10.1%	(8,652)	(12.4)%
Corporate and All Other	129,948	21.7%	166,131	24.1%	(36,183)	(21.8)%
Total selling, general & administrative expenses	$599,748	100.0%	$689,410	100.0%	$(89,662)	(13.0)%
Total selling, general and administrative expenses decreased $89.7 million to $599.7 million during the year ended December 31, 2025 from $689.4 million during the year ended December 31, 2024. The decrease of $89.7 million in selling, general and administrative expenses was primarily due to decreases of $36.2 million in the Corporate and All Other category, $34.0 million in the Wealth Management segment, $8.7 million in the Consumer Products segment, $7.0 million in the Lingo segment, $2.6 million in the UOL segment, $0.7 million in the magicJack segment, $0.4 million in the Capital Markets segment, and $0.1 million in the Marconi Wireless segment.

Capital Markets
Selling, general and administrative expenses in the Capital Markets segment decreased by $0.4 million to $170.1 million during the year ended December 31, 2025 from $170.5 million during the year ended December 31, 2024. The decrease was primarily due to decreases of $3.2 million in employee compensation and benefit related expenses, which primarily related to decreases in salaries, benefits and commissions paid, and other payroll expenses related to reductions in headcount from loss of personnel which management believes was impacted by delays in SEC filings during 2025, $0.8 million in occupancy-related costs, and $0.6 million in depreciation and amortization expense, partially offset by increases of $2.2 million in professional services for increased legal fees due to litigation and $2.0 million in other expenses including write-offs and contingent consideration.
Wealth Management
Selling, general and administrative expenses in the Wealth Management segment decreased by $34.0 million to $160.3 million during the year ended December 31, 2025 from $194.3 million during the year ended December 31, 2024. The decrease was primarily due to a reduction in headcount from the sale of a portion of the Company’s (W-2) Wealth Management business to Stifel in April 2025 which resulted in decreases of $30.4 million in employee compensation and benefit related expenses, $4.0 million in other expenses primarily due to legal settlement of contingent consideration, $2.0 million in depreciation and amortization due to the sale of assets, and $0.2 million in professional services, partially offset by an increase of $2.6 million in occupancy-related costs driven by multiple office closures and lease impairments.
Lingo
Selling, general and administrative expenses in the Lingo segment decreased $7.0 million to $56.4 million during the year ended December 31, 2025 from $63.5 million during the year ended December 31, 2024. The decrease was primarily related to the divestiture of the Lingo wholesale carrier business in the third quarter of fiscal year 2024 including decreases of $2.5 million in employee compensation and benefit related expenses, $1.9 million in occupancy-related costs, $1.7 million in professional services, $0.5 million in other expenses, and $0.3 million in depreciation and amortization expense.
magicJack
Selling, general and administrative expenses in the magicJack segment decreased $0.7 million to $10.7 million during the year ended December 31, 2025 from $11.3 million during the year ended December 31, 2024. The decrease was primarily due to decreases of $0.4 million in occupancy-related costs primarily related to software maintenance and license expenses and $0.3 million in other expenses.
Marconi Wireless
Selling, general and administrative expenses in the Marconi Wireless segment decreased $0.1 million to $8.9 million during the year ended December 31, 2025 from $9.0 million during the year ended December 31, 2024. The decrease was primarily due to a decrease of $0.3 million in employee compensation and benefit related expenses, primarily related to headcount reductions and severances paid in 2025 due to terminations, offset by an increase of $0.3 million in other expenses, primarily related to higher bad debt expense.
UOL
Selling, general and administrative expenses in the UOL segment decreased $2.6 million to $2.5 million during the year ended December 31, 2025 from $5.2 million during the year ended December 31, 2024. The decrease was primarily due to decreases of $2.3 million in depreciation and amortization due to non-recurring items from the acquisition being fully amortized in the prior year, and $0.4 million in employee compensation and benefit related expenses.
Consumer Products
Selling, general and administrative expenses in the Consumer Products segment decreased by $8.7 million to $60.9 million during the year ended December 31, 2025 from $69.5 million during the year ended December 31, 2024. The decrease was primarily due to decreases of $3.5 million in professional services, primarily due to higher legal fees incurred in 2024 for intellectual property and patents as compared to 2025, $2.5 million in employee compensation and benefits due to management’s ongoing efforts to streamline operations and optimize resources across all regions, $1.5 million in other expenses, $0.6 million in occupancy-related expenses and $0.5 million in depreciation and amortization.
Corporate and All Other
Selling, general and administrative expenses for the Corporate and All Other category decreased $36.2 million to $129.9 million during the year ended December 31, 2025 from $166.1 million during the year ended December 31, 2024.
The decrease was due to a decrease in selling, general and administrative expenses of $16.9 million due to the deconsolidation of Nogin at the end of the first quarter of 2025 and a decrease of $11.6 million due to the sale of Atlantic Coast Recycling in March 2025.
The decrease in selling, general and administrative expenses from the deconsolidation of Nogin includes decreases of $7.6 million in employee compensation and benefits, $1.8 million in occupancy-related costs, $1.5 million in professional services, $1.4 million in depreciation and amortization, and $4.6 million of other selling, general and administrative expenses.
The decrease in selling, general and administrative expenses resulting from the sale of Atlantic Coast Recycling includes decreases of $4.3 million in employee compensation and benefits, $2.4 million in occupancy-related costs, $3.2 million in depreciation and amortization, $0.5 million in professional services, and $5.6 million of other selling, general and administrative expenses.
In addition, for all other operating segments including corporate functions, bebe, and individual investment and lending entities, salaries and share-based compensation decreased $5.6 million and $4.8 million, respectively, partially offset by increases of $4.0 million in professional services expenses and $3.3 million in variable employee bonuses.
Impairment of Goodwill and Tradenames. We recognized a non-cash impairment charge of $1.5 million during the year ended December 31, 2025, related to the Targus tradename in the Consumer Products segment, a decrease from $105.4 million during the year ended December 31, 2024. We performed an interim impairment test as of June 30, 2024 and annual impairment tests as of December 31 2024, as further discussed in Note 14 - Goodwill and Other Intangible Assets in the accompanying consolidated financial statements. Based on the results of the impairment tests, in 2024 the non-cash impairment charges included $26.7 million related to goodwill and $5.0 million related to tradenames in the Consumer Products segment and $57.7 million related to goodwill and $16.0 million related to other intangible assets in the Corporate and All Other category.

Interest Expense - Securities Lending and Loan Participations Sold. Interest expense related to securities lending and loan participation sold decreased $60.3 million to $5.8 million during the year ended December 31, 2025 from $66.1 million during the year ended December 31, 2024. Interest expense drivers are directly linked to interest income related to securities lending as discussed further above.
Other Income (Expense). Total other income (expense) experienced a favorable variance of $556.8 million from a net other expense of $(402.8) million during the year ended December 31, 2024 to net other income of $154.0 million during the year ended December 31, 2025. The favorable variance was primarily driven by favorable variances of $326.4 million in realized and unrealized gains and losses on investments, $85.9 million gain on sale and deconsolidation of businesses, $67.2 million in gains on senior notes exchanges, $35.0 million in income from equity investments, and $40.6 million in interest expense.

Realized and unrealized gains (losses) on investments were $62.7 million during the year ended December 31, 2025, compared to $(263.7) million during the year ended December 31, 2024, and is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Year Ended December 31,
	2025	2024
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$55,804	$1,181
Babcock & Wilcox Enterprises, Inc. - preferred stock	1,157	1,830
Alta Equipment Group, Inc. - common stock	—	(3,537)
Double Down Interactive Co., Ltd - common stock	(7,087)	11,977
Synchronoss Technologies, Inc. - common stock	—	6,368
Applied Digital Corporation - common stock	21,343	—
Other public equities	(10,132)	(2,163)
Subtotal	61,085	15,656

Private Equity Securities:
Freedom VCM Holdings, LLC	—	(221,042)
Kanaci Technologies, LLC	—	(14,466)
BJES Holdings, LLC	—	(37,440)
Other private equities	(2,943)	(6,997)
Subtotal	(2,943)	(279,945)

Corporate bonds	4,548	898
Partnership interests and other	28	(295)
Total	$62,718	$(263,686)
The favorable variance of $326.4 million was primarily due to unfavorable fair value adjustments recorded in the prior year period of $(221.0) million for Freedom VCM, $(37.4) million for BJES Holdings, LLC, and $(14.5) million for Kanaci Technologies, LLC with no respective fair value adjustments recorded in the current year, as well as $21.3 million in the addition of our investment in Applied Digital Corporation in the current year. These increases were partially offset by a favorable fair value adjustment recorded in the prior year period of $12.0 million coupled with aggregate unfavorable fair value adjustments recorded in the current year of $(7.1) million, which were driven in large part by an overall decrease in the public share price during the period, for Double Down Interactive Co., Ltd.
The $85.9 million favorable variance on gain on sale and deconsolidation of businesses was due to gains of $52.4 million and $5.4 million related to the sales of a portion of the Company’s Wealth Management and Atlantic Coast Recycling businesses, respectively, as more fully discussed in Note 5 - Discontinued Operations and Assets Held For Sale, and $28.4 million related to the deconsolidation of Nogin, as more fully discussed in Note 3 - Variable Interest Entities, recorded during the current year with no transactions of comparable magnitude recorded in the prior year period.
The $67.2 million favorable variance related to the gains on senior notes exchanges were due to five private transactions with institutional investors whereby senior notes were exchanged for new notes bearing interest at 8.00% due in 2028 during the year ended December 31, 2025, as more fully discussed in Note 19 - Senior Notes Payable, with no similar transactions in the prior year period.
The $35.0 million favorable variance on income from equity investments was primarily driven by cash disbursements received and equity in net earnings from the Company’s investment in GA Joann Retail Partnership, LLC equity investment accounted for under the equity method during year ended December 31, 2025, as more fully discussed in Note 11 - Equity Method Investments, with no comparable amounts of similar magnitude in the prior year period.
Interest expense was $92.7 million during the year ended December 31, 2025, compared to $133.3 million during the year ended December 31, 2024. The decrease in interest expense was due to lower debt balances during the year ended December 31, 2025. The decreases in interest expense primarily consisted of $31.5 million from the Corporate and All Other category, $6.0 million from the Lingo segment, $2.5 million from the Consumer Products segment, and $0.5 million from the Capital Markets segment. The decrease in interest expense primarily consisted of $23.4 million from the issuance of senior notes, $21.1 million from the Nomura term loan, $5.7 million from the Lingo term loan, $2.9 million from the Targus term loan and revolver, $1.4 million from the Nomura revolving credit facility, $1.2 million from our notes payable, partially offset by increases in interest expense of $12.3 million from the Oaktree term loan, $2.4 million from the BRPAC term loan, and $0.4 million from the Targus/FGI revolving credit facility.

Provision for Income Taxes. Benefit from income taxes was $9.9 million during the year ended December 31, 2025 compared to provision for income taxes of $22.0 million during the year ended December 31, 2024. The effective income tax benefit rate was (4.3%) during the year ended December 31, 2025 as compared to an effective income tax rate of 2.4% during the year ended December 31, 2024. The effective income tax benefit rate is less than the federal statutory rate of 21.0%, primarily due to the full valuation allowance for deferred income taxes and the benefit recorded during the year ended December 31, 2025 for the release of uncertain tax positions.
Income from Discontinued Operations, Net of Income Taxes. On October 25, 2024, we and our subsidiary bebe completed a transaction for our brand assets yielding approximately $236.0 million in cash proceeds. The results have been presented as discontinued operations for the year ended December 31, 2024. Loss from discontinued operations, net of tax for Brands Transaction was $109.6 million during the year ended December 31, 2024.
On November 15, 2024, we completed the sale of our Great American Group and its results have been presented as discontinued operations for the year ended December 31, 2024. Income from discontinued operations, net of tax, for Great American Group was $235.6 million during the year ended December 31, 2024.
On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber, and their results have been presented as discontinued operations for the years ended December 31, 2025 and 2024. Income from discontinued operations, net of tax for GlassRatner and Farber was $70.8 million for the year ended December 31, 2025, compared to income from discontinued operations of $21.6 million during the year ended December 31, 2024. Refer to Note 5 - Discontinued Operations and Assets Held For Sale in the accompanying consolidated financial statements for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests. Net income (loss) attributable to noncontrolling interests represents the proportionate share of net income generated by membership interests of partnerships that we do not own. The net income attributable to noncontrolling interests was $2.9 million during the year ended December 31, 2025, compared to a loss of $10.7 million during the year ended December 31, 2024.
Preferred Stock Dividends. Preferred stock dividends were $8.1 million during the years ended December 31, 2025 and 2024. Dividends on the Series A preferred paid during the years ended December 31, 2025 and 2024 were $0.4296875 per depository share. Dividends on the Series B preferred paid during the years ended December 31, 2025 and 2024 were $0.4609375 per depository share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.
Liquidity and Capital Resources

Our operations and debt obligations are funded through a combination of existing cash on hand, cash generated from operations, monetization of investments and asset sales, borrowings under our senior notes payable, term loans and credit facilities, other financing arrangements, and obligations under operating leases. The Company operates multiple business segments that provide sources of cash flow and operating income, which include a mix of businesses with recurring revenue models and transactional businesses with uneven cashflows. With our primary business in capital markets and investment banking, we have expertise in accessing public and private capital markets and in transacting investments and operating companies. We use our expertise to buy and sell assets and investments on our balance sheet and to access private and public capital, which are described in the 2025 and 2024 activity summarized below.

During the year ended December 31, 2025, the Company’s sources and uses of cash from investing, financing and operations included the following. The Company completed the sale of (a) a majority owned subsidiary, Atlantic Coast Recycling, LLC, on March 3, 2025 for proceeds of approximately $68.6 million; (b) the partial sale of the Wealth Management business for $26.0 million; and (c) the sale of the Company’s financial consulting business (together, “GlassRatner”) on June 27, 2025 for $117.8 million, as more fully described in Note 5 - Discontinued Operations and Assets Held For Sale in the accompanying consolidated financial statements. Additionally, from our securities and investments owned we had net proceeds of approximately $27.6 million, which excludes certain trading activity related to broker dealer operations and approximately $57.4 million in net proceeds from loans receivable. Net cash used in operating activities was $59.7 million inclusive of a balance sheet increase in Securities and other investments owned of $165.4 million in operating assets. The Company executed a new term loan facility on February 26, 2025 with Oaktree affiliated companies, with a maturity date of February 26, 2028 and the proceeds were primarily used to repay all amounts outstanding under the Nomura Credit Agreement. The Company has made additional repayments of $97.5 million on its Oaktree loan. On February 28, 2025, the Company fully redeemed the $145.2 million of outstanding 6.375% Senior Notes on their maturity date. The Company completed five private exchange transactions with institutional lenders pursuant to which the lenders exchanged $355.0 million in senior notes for $228.4 million in New Notes, whereupon the exchanged notes were cancelled. Refer to Note 18 - Term Loans and Revolving Credit Facility and Note 19 – Senior Notes Payable for additional information.

During the year ended December 31, 2024, the Company’s sources and uses of cash from investing financing and operations included completion of the Brands Transaction sale for $189.3 million in net proceeds in October 2024 and the Great American Group Transaction for a sale price of approximately $203.0 million in November 2024. Additionally, from our securities and investments owned we had net proceeds of approximately $249.9 million, which excludes certain trading activity related to broker dealer operations and approximately $26.8 million in net proceeds from loans receivable. Net cash provided by operating activities was $263.6 million inclusive of a balance sheet reduction in Securities and other investments owned of $699.6 million in operating assets. The Company made principal payments of $375.6 million on the term loans with Nomura, and repaid the $140.5 million of outstanding 6.750% Senior notes due May 31, 2024.

In the next 12 months, in addition to funding the Company’s operations, several debt obligations will be due including approximately $457.2 million in Senior Note maturities (RILYK in March 2026, RILYN in September 2026, and RILYG in December 2026) and a total of $16.0 million in term loan amortization payments. The Company also has approximately $15.4 million of obligations due under operating leases, along with operational expenditures and investment opportunities in the ordinary course of business. For additional information regarding our debt obligations and related agreements, refer to Note 17 - Notes Payable, Note 18 - Term Loans and Revolving Credit Facility, and Note 19 - Senior Notes Payable in the accompanying consolidated financial statements. The Company expects capital expenditures to be less than $7.0 million for the next twelve months.

To fund the short-term obligations due in the next 12 months, management plans to use a combination of existing cash on hand, cash generated from continuing operations, proceeds from investment and assets sales, and public and private capital market options. As of December 31, 2025, the Company had $226.6 million of unrestricted cash and cash equivalents, $446.8 million of securities and other investments owned, and $26.3 million of loans receivable, at fair value. Additionally, the Company will evaluate external sources of liquidity including public and private debt refinancing, bond swaps, buybacks or exchanges, and equity capital raises. Among many factors, the Company considers the timing of debt obligation payoffs, the cost of capital, and future value of assets when determining the sources used to fund debt obligations. We believe these liquidity sources provide sufficient cash resources to meet our debt obligation and operating cash flow requirements in the next 12 months.

Our long-term debt obligations beyond 12 months include approximately $844.6 million on Senior Notes and Senior Secured Second Lien Notes due 2028 and $62.5 million in Oaktree term loans maturing February 2028. Additionally, the Company’s term loan through Banc of California has $16.0 million annually in amortization payments due through maturity in January 2030 with approximately $30.6 million of obligations due under operating leases. The Company has $6.6 million outstanding through the revolving credit facility through FGI as of December 31, 2025, with final maturity date of August 20, 2028. The Company expects capital expenditures to be less than $7.0 million annually.

The Company will fund long-term obligations beyond 12 months using the same tactics described in the short-term liquidity. Additionally, the Company will evaluate operating company sales as a source of long-term liquidity. As with short term obligations, the Company considers many factors including timing of debt obligation payoffs, the cost of capital, and future value when determining the source used to fund debt obligations. As long-term capital planning is a continual process, the Company may also choose to address certain long term capital and obligations over the next twelve months.

The Company’s debt structure as of December 31, 2025 included borrowings of $1.4 billion primarily comprised of $1.3 billion of Senior Notes and Senior Secured Second Lien Notes with varying maturity dates from March 31, 2026 through August 31, 2028, with fixed interest rates ranging from 5.00% to 8.00%. Additionally, we have $128.1 million in outstanding term loans borrowed pursuant to the Oaktree Capital Management, L.P. and BRPI Acquisition Co LLC (“BRPAC”) credit agreements, and $6.6 million of revolving credit facility under the Targus credit facility, which are all subject to variable rates. The Company is compliant with its debt obligation requirements and maintains processes to monitor ongoing compliance. For additional information regarding our debt obligations, covenant compliance, and related agreements, refer to Note 17 - Notes Payable, Note 18 - Term Loans and Revolving Credit Facility, and Note 19 - Senior Notes Payable in the accompanying consolidated financial statements.

The Company completed the sale of GlassRatner in 2025 and the Great American Group and the Brands Transaction in 2024 as described in this liquidity section generating cash proceeds of $117.8 million in 2025 and $392.3 million in 2024. These dispositions were treated as discontinued operations in our financial reporting. While these discontinued operations had cash flow from operating activities of $20.2 million in 2025 and $42.9 million in 2024, the sale proceeds were used to enhance the Company’s liquidity through paydown of debt. Please see Note 5 - Discontinued Operations and Assets Held For Sale for additional details.

The Company believes it has sufficient excess liquidity to meet our short-term obligations within the next twelve months and will pursue capital market options to reduce long-term debt, extend maturities, or remix our capital structure when advantageous. There is no assurance on favorable refinancing terms, which will be subject to market conditions and our credit profile.
Cash Flow Summary
Following is a summary of our cash flows provided by (used in) operating activities, investing activities and financing activities during the years ended December 31, 2025 and 2024.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(59,711)	$263,551
Investing activities	311,482	440,534
Financing activities	(279,372)	(671,947)
Effect of foreign currency on cash	202	(9,301)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,399)	$22,837
Cash used in operating activities was $59.7 million during the year ended December 31, 2025, compared to cash provided by operating activities of $263.6 million, during the year ended December 31, 2024. The reduction of $323.3 million in net cash provided by operating activities in 2025 was primarily due to $865.0 million less cash generated from securities and other investments owned, as fewer securities positions were sold to provide liquidity to fund operations, partially offset by an increase of $600.7 million in net income, net of non-cash items.
Cash provided by investing activities was $311.5 million during the year ended December 31, 2025, compared to cash provided by investing activities of $440.5 million, during the year ended December 31, 2024. The decrease of $129.1 million in net cash provided by investing activities in 2025 was primarily due to a reduction of $192.1 million in proceeds received from sales of businesses ($114.0 million in proceeds received from the sale of the GlassRatner and Farber business, $68.9 million in proceeds received from the sale of the Atlantic Coast Recycling business and $26.0 million in proceeds from the sale of the Wealth Management business in 2025, compared to $234.1 million in proceeds received from the sale of Brands Interests and $167.1 million in proceeds received from the sale of the Great American Group business in 2024), partially offset by $39.8 million in distributions received from equity investment Joann Retail, a new investment in 2025, and a decrease of $19.1 million in cash paid for acquisitions, as Nogin was acquired in 2024 and there were no acquisitions in 2025.

Cash used in financing activities was $279.4 million during the year ended December 31, 2025, compared to cash used in financing activities of $671.9 million, during the year ended December 31, 2024. The decrease of $392.6 million in net cash used in financing activities in 2025 was primarily due to a net increase in debt-related proceeds of $334.2 million and the suspension of dividends, compared to $41.8 million paid in common stock and preferred dividends in 2024.
Dividends
From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2025, and 2024, we paid cash dividends on our common stock of zero and $33.7 million, respectively. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of our common stock dividend activity during the years ended December 31, 2025 and 2024 was as follows:

Date Declared	Date Paid	Stockholder Record Date	Amount
May 15, 2024	June 11, 2024	May 27, 2024	$0.500
February 29, 2024	March 22, 2024	March 11, 2024	0.500
Holders of Series A Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. As of December 31, 2025 and 2024, dividends in arrears in respect of the Depositary Shares were $5.7 million and $0.8 million, respectively. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
Holders of Series B Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference $25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. As of December 31, 2025 and 2024, dividends in arrears in respect of the Depositary Shares were $3.7 million and $0.5 million, respectively. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
A summary of our preferred stock dividend activity during the years ended December 31, 2025 and 2024 was as follows:

			Preferred Dividend per Depositary Share
Date Declared	Date Paid	Stockholder Record Date	Series A	Series B
October 16, 2024	October 31, 2024	October 28, 2024	$0.4296875	$0.4609375
July 9, 2024	July 31, 2024	July 22, 2024	0.4296875	0.4609375
April 9, 2024	April 30, 2024	April 22, 2024	0.4296875	0.4609375
January 9, 2024	January 31, 2024	January 22, 2024	0.4296875	0.4609375
Critical Accounting Estimates

The Company’s accounting estimates are essential to understanding and interpreting the financial results in the consolidated financial statements. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are summarized in Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements. Certain of those policies require management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We believe the following accounting estimates to be critical to our business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Fair Value Measurements

The fair value of loan receivables, investments which are included in securities and other investments owned, and securities sold, not yet purchased, are accounted for with gains or losses recognized in our consolidated statements of operations. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the hierarchy under accounting principles generally accepted in the United States of America (“GAAP”) gives (i) the highest priority to unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities (Level 1 inputs), (ii) the next priority to inputs other than Level 1 inputs that are observable, either directly or indirectly (Level 2 inputs), and (iii) the lowest priority to inputs that cannot be observed in market activity (Level 3 inputs).
A significant amount of our assets consist of loan receivables and equity securities for which market quotes are not readily available and a significant degree of judgment is applied to reflect those judgments that a market participant would use in valuing the asset or liability. Absent evidence to the contrary, financial instruments classified in Level 3 of the fair value hierarchy are initially valued at transaction price, which is considered the best initial estimate of fair value. Subsequent to the transaction date, these financial instruments that are classified in Level 3 of the fair value hierarchy are valued using valuation techniques that incorporate one or more significant unobservable inputs, and therefore involve the greatest degree of management judgments. These judgments include (a) determining model inputs based on an assessment of relevant empirical market data, including prices evidenced in market transactions, interest rates, credit spreads, volatilities, and correlations and (b) determining the appropriate valuation adjustments to reflect counterparty credit quality, liquidity considerations, and other observations as it pertains to the individual financial instrument.

See Note 2(f) - Fair Value Measurements in the accompanying consolidated financial statements for further discussion regarding fair value of financial instruments.
Goodwill and Other Intangible Assets
Goodwill and other intangibles with indefinite lives are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.
Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests. Management performs a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit’s fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. We operate eight reporting units, which are the same as our reportable segments described in Note 29 - Business Segments: Capital Markets, Wealth Management, Lingo, magicJack, Marconi Wireless, UOL, and Consumer Products, plus Corporate and All Other which is not a reportable segment. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

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
In performing the annual review of goodwill and other intangible assets at December 31, 2025, we elected to bypass the qualitative assessment and proceed directly to performing the quantitative assessment. Based on these analyses performed, we concluded there was no goodwill impairment during the year December 31, 2025.
At June 30, 2025, qualitative factors indicated it could be more likely than not that the carrying value of the Targus tradename in the Consumer Products segment could be impaired. In order to estimate the fair value of the Targus tradename management must make certain estimates and assumptions which, among other things, included an assessment of market conditions, projected cash flows, discount rates, and revenue growth rates. The inputs for the fair value calculations included a 3.5% growth rate to calculate the terminal value, a discount rate of 22.2%, and a royalty rate of 1.5%. This resulted in an impairment charge for the Targus tradename in the amount of $1.5 million at June 30, 2025. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge for the tradename. Any changes from our current estimates and assumptions that result in materially different estimates and assumptions in the future in response to changing economic conditions, changes in our business or for other reasons could result in the recognition of additional impairment charges in future periods. There were no impairments of goodwill or indefinite-lived intangibles of other reporting units identified in an interim basis during the year ended December 31, 2025.
In performing the annual review of goodwill and other intangible assets at December 31, 2024, qualitative factors indicated it could be more likely than not that the carrying value of goodwill and other intangible assets for the Corporate and All Other reporting unit related to Nogin could be impaired and the Targus tradename for the Consumer Products reporting unit could be impaired. For the Consumer Products reporting unit, there were also qualitative factors in performing the interim and annual analysis at June 30, 2024 that indicated it could be more likely than not that the carrying value of the Targus goodwill and tradename for the Consumer Products reporting unit could be impaired. As more fully described in Note 14 - Goodwill and Other Intangible Assets, based on the results of these analyses, we recorded non-cash impairment charges of $105.4 million during the year ended December 31, 2024 which included impairment charges related to (a) indefinite lived assets of $84.3 million related to goodwill and $5.0 million related to tradenames and (b) $16.0 million related to finite-lived intangible assets for customer relationships, internally developed software and other intangible assets, and trademarks.
See Note 2(o) and Note 14 - Goodwill and Other Intangible Assets in the accompanying consolidated financial statements for further discussion regarding goodwill impairment.
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

The Company’s interpretations of tax laws in the U.S. and non-U.S. jurisdictions are subject to review and examination by the various taxing authorities in the jurisdictions where the Company operates, and disputes may occur regarding its view on a tax position. Generally, disputes over interpretations with the various taxing authorities may be settled by audit or administrative appeals in the tax jurisdictions in which the Company operates. The Company regularly reviews whether it may be assessed additional income taxes as a result of the resolution of these matters, and the Company records additional unrecognized tax benefits, as appropriate. In addition, the Company may revise its estimate of income taxes due to changes in income tax laws, legal interpretations, and business strategies. It is possible that revisions in the Company’s estimate of income taxes may materially affect the Company’s results of operations in any reporting period. The Pillar Two directive, which was established by the Organization for Economic Co-operation and Development, and which generally provides for a 15% minimum effective tax rate for multinational enterprises, in every jurisdiction in which they operate. While the Company does not anticipate that this will have a material impact on its tax provision or effective tax rate, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.

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

The Company has also recognized deferred tax assets in connection with certain tax attributes, including net operating loss (“NOL”), interest expense limitations and capital loss carryforwards. The Company performs regular reviews to ascertain whether its deferred tax assets are realizable. These reviews include management’s estimates and assumptions regarding future taxable income and may incorporate various tax planning strategies, including strategies that may be available to utilize tax attributes before they expire. In connection with these reviews, if it is determined that a deferred tax asset is not realizable, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that, based on revised estimates of future taxable income or changes in tax planning strategies, it is more likely than not that all or part of the deferred tax asset will become realizable. As of December 31, 2025, management has recorded a valuation allowance for deferred tax assets that the Company has determined it is more likely than not that the deferred tax assets will not be realized.

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

See Note 23 - Income Taxes in the accompanying consolidated financial statements for further discussion regarding income taxes.
Recent Accounting Standards
See Note 2(ad) - Recent Accounting Standards in the accompanying consolidated financial statements for recent accounting standards we have not yet adopted and recently adopted.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, the Company is not required to provide the information called for by this Item.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is submitted as a separate section beginning on page 87 of this Annual Report on Form 10-K (the “Financial Statements”).
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

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of December 31, 2025 our disclosure controls and procedures were not effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management believes and has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We have identified the following unremediated material weaknesses in internal control over financial reporting as of December 31, 2025:

(i)Information technology general controls (ITGCs) in the areas of user access, program change management, and computer operations, related to certain systems, were not appropriately designed or implemented at certain of our subsidiaries. As a result, business process automated and manual controls that were dependent on the affected ITGCs were adversely impacted.

(ii)We did not design and implement controls over data provided by third-party service organizations for which a System and Organization Controls (SOC) 1 Type 2 report is not available at certain subsidiaries.

(iii)Controls over the completeness and accuracy of information we produce, impacting multiple financial statement areas were not properly designed, implemented or documented.

(iv)Management did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas.

(v)Management review controls were not appropriately designed and implemented over certain complex accounting areas and disclosures, including: (a) fair value measurement of investments using significant unobservable inputs and related disclosures; (b) identification and disclosure of material related party transactions in accordance with ASC 850; (c) calculation of the income tax provision and related disclosures; (d) goodwill valuation; and (e) segment reporting under ASC 280, specifically the review of information provided to the chief operating decision maker (“CODM”) and the aggregation of operating segments.

The above material weaknesses could have increased the risk of unauthorized access to certain information technology systems that support our financial reporting processes, manipulation of data that we use to produce our financial statements, and/or lack of complete and accurate information, which could lead to financial misstatements and affect our ability to report our information on a timely basis.

Although these material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures.

Remediation Efforts and Status

Management has made significant progress toward remediating certain of our material weaknesses. Management continues to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses noted above are remediated, such that the controls are designed, implemented, and operating effectively. The remediation actions for the material weaknesses noted above include:

•Continuing to invest and strengthen our accounting organization, including the appointment of a new Chief Financial Officer (“CFO”) in June 2025. Our CFO brings extensive public company experience and has meaningfully contributed to the oversight of our financial reporting and disclosure processes and controls.

•Engaging external consultants to provide support and to assist us in our evaluation of more complex applications of U.S. GAAP, and to assist us with documenting and assessing our accounting policies and procedures.

•Continuing to significantly enhance ITGCs, including the implementation of enhanced policies, procedures, and ITGCs designed to strengthen the overall IT control environment. These actions resulted in notable improvements and enhancements to the Company’s ITGC framework.

•Designing alternative processes and controls to mitigate the risk of the third-party services providers not producing the SOC 1 Type 2 reports.

•Ensuring that management review controls are appropriately designed, implemented, and operating effectively as it relates to the material weaknesses identified in investments measured at fair value using significant unobservable inputs, related parties, income taxes, goodwill, and segment reporting.

•Ensuring that control owners document the performance of management review controls so that they not only operate effectively, and at the appropriate level of precision, but so that there is sufficient audit evidence that may be reviewed, to verify the effective operation of the controls.

•Providing training for control owners that will present expectations as it relates to the control design, execution and monitoring of such controls, including enhancements to the documentation and retention of such evidence.

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic, and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weaknesses or modify the remediation actions described above.

While we continue to devote significant time and attention to these remediation efforts, the material weaknesses will not be considered remediated until management completes the design and implementation of the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Additionally, Management conducted a comprehensive remediation effort throughout 2025, and has concluded that certain of its previous material weaknesses were remediated as of December 31, 2025, including the following:

(i)controls over journal entries; and

(ii)controls over approval of significant decisions involving goodwill

A summary of the key remedial actions were as follows:

•Enhanced certain controls to enforce segregation of duties and appropriate review and approval of journal entries.

•Established policies and procedures, as well as communicated expectations of the documentation requirements of control owners, to improve execution of controls by Company personnel.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes to our internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
BRC Group Holdings, Inc.
Los Angeles, California

Opinion on Internal Control over Financial Reporting

We have audited BRC Group Holding, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2025, the related statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 31, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified and described in management’s assessment in the following areas:

i.Information technology general controls (ITGCs) in the areas of user access, program change management, and computer operations, related to certain systems, were not appropriately designed or implemented at certain of our subsidiaries. As a result, business process automated and manual controls that were dependent on the affected ITGCs were adversely impacted.

ii.The Company did not design and implement controls over data provided by third-party service organizations for which a System and Organization Controls (SOC) 1 Type 2 report is not available at certain subsidiaries.

iii.Controls over the completeness and accuracy of information the Company produces, impacting multiple financial statement areas were not properly designed, implemented or documented.

iv.Management did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas.

v.Management review controls were not appropriately designed and implemented over certain complex accounting areas and disclosures, including: (a) fair value measurement of investments using significant unobservable inputs and related disclosures; (b) identification and disclosure of material related party transactions in accordance with ASC 850; (c) calculation of the income tax provision and related disclosures; (d) goodwill valuation; and (e) segment reporting under ASC 280, specifically the review of information provided to the chief operating decision maker (“CODM”) and the aggregation of operating segments.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 31, 2026 on those consolidated financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(Signed BDO USA, P.C.)
Los Angeles, California
March 31, 2026

Item 9B. OTHER INFORMATION
Certain of our officers have made elections to participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from time to time make, elections to have shares withheld upon the vesting of restricted stock units (“RSUs”) to cover withholding taxes, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 11. EXECUTIVE COMPENSATION
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements. The Company’s consolidated financial statements required to be filed in the Annual Report on the Form 10-K and the notes thereto, together with the report of the independent auditors on those consolidated financial statements and the effectiveness of internal control over financial reporting of the Company, are hereby filed as part of this report, beginning on page 87.
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
(c)Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons.
(c) Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1§	Equity Purchase Agreement, by and among B. Riley Advisory Holdings, LLC, B. Riley Advisory US, Inc., B. Riley Financial, Inc., Gallop U.S. Acquireco Inc., and 1001243443 Ontario Inc., dated as of June 27, 2025	8-K	2.1	7/3/2025

2.2§	Membership Interest Purchase Agreement by and among Atlantic Coast Recycling Holdings, Inc., Atlantic Coast Recycling, LLC, a Atlantic Coast Recycling of Ocean County, LLC, and ReVal Group, LLC, B. Riley Financial, Inc., BR Financial Holdings, LLC, B. Riley Environmental Holdings, LLC, BRF Investments, LLC, Mario Gigante, InfraNext Partners Holdings, LLC, Alan Milton, Bruce Papp, Provident Trust Group - Robert Deutschman Roth IRA, Robert Deutschman, Roger Shapiro and Christian Morgan dated as of March 1, 2025	8-K	2.1	3/7/2025

2.3§	Transfer and Contribution Agreement, dated as of October 25, 2024, between B. Riley Brand Management, LLC and BR Funding Holdings 2024-1, LLC	8-K	2.1	10/31/2024

2.4	Membership Interest Purchase Agreement, dated October 25, 2024, by and among bebe stores, inc., HBN 120, LLC, BB Brand Holdings, LLC and BKST Brand Management, LLC	8-K	2.2	10/31/2024

2.5§	Equity Purchase Agreement, dated as of October 13, 2024, relating to Great American Holdings, LLC	8-K	2.1	11/21/2024

3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015	10-Q	3.1	8/3/2018

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.2	Amended and Restated Certificate of Incorporation, as amended, dated as of January 1, 2026	8-K	3.1	1/2/2026

3.3	Amended and Restated Bylaws, dated as of November 6, 2014	10-Q	3.6	11/6/2014

3.4	Amendment to Amended and Restated Bylaws of Registrant, dated as of April 3, 2019	8-K	3.1	4/9/2019

3.5	Amendment to Amended and Restated Bylaws, dated as of January 1, 2026	8-K	3.2	1/2/2026

3.6	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of Registrant	8-K	3.1	10/7/2019

3.7	Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock of Registrant	8-K	3.1	9/4/2020

3.8	State of Delaware, Registrant, Series A Certificate of Correction to Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock	10-Q	3.1	2/21/2025

3.9	State of Delaware, Registrant, Series B Certificate of Correction to Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock	10-Q	3.2	2/21/2025

4.0	Description of Registered Securities	10-K	4.29	5/16/2023

4.1	Form of common stock certificate	10-K	4.1	3/30/2015

4.2	Base Indenture, dated as of May 7, 2019, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	5/7/2019

4.3	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (NASDAQ: RILYN)	8-K	4.3	9/23/2019

4.4	Form of 6.50% Senior Note due 2026 (NASDAQ: RILYN) (included in Exhibit 4.3)	8-K	4.3	9/23/2019

4.5	Fourth Supplemental Indenture, dated as of January 25, 2021, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYT)	8-K	4.5	1/25/2021

4.6	Form of 6.00% Senior Note due 2028 (NASDAQ: RILYT) (included in Exhibit 4.5)	8-K	4.5	1/25/2021

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.7	Fifth Supplemental Indenture, dated as of March 29, 2021, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYK)	8-K	4.6	3/29/2021

4.8	Form of 5.50% Senior Note due 2026 (NASDAQ: RILYK) (included in Exhibit 4.6)	8-K	4.6	3/29/2021

4.9	Sixth Supplemental Indenture, dated as of August 6, 2021, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYZ)	8-K	4.7	8/6/2021

4.10	Form of 5.25% Senior Note due 2028 (NASDAQ: RILYZ) (included in Exhibit 4.7)	8-K	4.7	8/6/2021

4.11	Seventh Supplemental Indenture, dated as of December 3, 2021, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYG)	8-K	4.8	12/3/2021

4.12	Form of 5.00% Senior Note due 2026 (NASDAQ: RILYG) (included in Exhibit 4.8)	8-K	4.8	12/3/2021

4.13	Eighth Supplemental Indenture, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 1, 2026	8-K	3.3	1/2/2026

4.14§	Indenture, by and among Registrant and GLAS Trust Company LLC, as trustee and collateral agent, governing the issuance by Registrant. of 8.00% Senior Secured Second Lien Notes due January 2028, dated as of March 26, 2025	8-K	10.1	4/1/2025

4.15§	Form of 8.00% Senior Secured Second Lien Note due 2028	8-K	10.2	4/1/2025

4.16	Supplemental Indenture No. 2 by and among the Registrant and GLAS Trust Company LLC, dated as of August 4, 2025	10-Q	10.7	1/14/2026

4.17	Deposit Agreement, dated October 7, 2019, among the Registrant, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to Registrant’s 6.875% Series A Cumulative Perpetual Preferred Stock (NASDAQ: RILYP)	8-K	4.1	10/7/2019

4.18	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (NASDAQ: RILYP)	8-K	4.2	10/7/2019

4.19	Deposit Agreement, dated September 4, 2020, among the Registrant, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to Registrant’s 7.375% Series B Cumulative Perpetual Preferred Stock (NASDAQ: RILYL)	8-K	4.1	9/4/2020

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.20	Form of Depositary Receipt (NASDAQ: RILYP) (included as Exhibit A to Exhibit 4.1)	8-K	4.1	10/7/2019

4.21	Form of Specimen certificate representing the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc. (NASDAQ: RILYL)	8-K	4.2	9/4/2020

4.22	Form of Depositary Receipt (NASDAQ: RILYL) (included as Exhibit A to Exhibit 4.1)	8-K	4.1	9/4/2020

10.1#	Amended and Restated 2009 Stock Incentive Plan	10-Q	10.1	8/11/2015

10.2#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement	10-Q	10.2	8/11/2015

10.3#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement	10-Q	10.3	8/11/2015

10.4#	Amendment to Amended and Restated 2009 Stock Incentive Plan	10-Q	10.4	11/1/2019

10.5#	Management Bonus Plan	8-K	10.1	8/18/2015

10.6#	2018 Employee Stock Purchase Plan	8-K	10.1	7/31/2018

10.7#	2021 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement, dated April 20, 2021 filed with the Securities and Exchange Commission	8-K	10.01	6/3/2021

10.8#	Form of Restricted Stock Unit Award Agreement (Time-Vesting) under the 2021 Stock Incentive Plan	10-K	10.34	4/24/2024

10.9#	PRSU Grant Agreement	10-K	10.46	2/28/2022

10.10#	B. Riley Securities Holdings, Inc. Stock Incentive Plan	S-1	10.10	2/10/2026

10.11#	B. Riley Securities Holdings, Inc. Stock Incentive Plan Form for Restricted Stock Award Agreement for Senior Executives	S-1	10.11	2/10/2026

10.12	BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of December 19, 2018	8-K	10.1	12/27/2018

10.13	First Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement and Joinder, dated as of February 1, 2019	8-K	10.1	2/7/2019

10.14	Second Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated December 31, 2020	8-K	10.1	1/6/2021

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.15	Third Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of December 16, 2021	10-K	10.44	2/25/2022

10.16	Fourth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of June 21, 2022	10-Q	10.1	7/29/2022

10.17	Fifth Amendment to BRPI Acquisition Co LLC Banc of California Credit Agreement, dated as of March 15, 2024	10-Q	10.4	5/15/2024

10.18	Sixth Amendment to BRPI Acquisition Co LLC Banc of California Credit Agreement, dated as of April 9, 2024	10-Q	10.5	5/15/2024

10.19	Seventh Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of August 22, 2024	10-Q	10.11	2/21/2025

10.20	Eighth Amendment to BRPI Acquisition Co LLC. and Banc of California Credit Agreement, dated as of September 6, 2024	10-Q	10.12	2/21/2025

10.21	Ninth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of September 13, 2024	10-Q	10.13	2/21/2025

10.22	Tenth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of September 20, 2024	10-Q	10.14	2/21/2025

10.23	Eleventh Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of September 30, 2024	10-Q	10.15	2/21/2025

10.24	Twelfth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of November 18, 2024	10-K	10.19	9/19/2025

10.25	Thirteenth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of December 18, 2024	10-K	10.20	9/19/2025

10.26	Security and Pledge Agreement, dated as of December 19, 2018	8-K	10.2	12/27/2018

10.27	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated as of December 19, 2018	8-K	10.3	12/27/2018

10.28	Form of Director and Officer Indemnification Agreement	8-K	10.3	12/22/2021

10.29#	Amended and Restated Employment Agreement, by and among the Registrant, solely for the purposes of Section 3.2 B. Riley Securities, and Bryant R. Riley dated as of November 8, 2025	8-K	10.1	11/14/2025

10.30#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the Registrant and Thomas J. Kelleher	8-K	10.2	4/14/2023

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.31#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the Registrant and Phillip J. Ahn	8-K	10.3	4/14/2023

10.32#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the Registrant and Alan N. Forman	8-K	10.4	4/14/2023

10.33#	Amendment No. 1, dated as of January 15, 2026, to Amended and Restated Employment Agreement, by and between the Registrant and Alan N. Forman	8-K	10.2	1/20/2026

10.34#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the Registrant and Andrew Moore	8-K	10.5	4/14/2023

10.35	Kenny Young Consulting Services Agreement, dated as of September 20, 2024	10-Q	10.20	2/21/2025

10.36#	Employment Agreement between the Registrant and Scott Yessner, dated as of May 19, 2025	8-K	10.1	5/22/2025

10.37#	Nonstatutory Stock Option Agreement between the Registrant and Scott Yessner, dated as of May 19, 2025	8-K	10.2	5/22/2025

10.38	Guaranty, dated as of January 18, 2024, among B. Riley Financial, Inc., Babcock & Wilcox Enterprises, Inc. and Axos Bank	8-K	10.1	1/22/2024

10.39	Amendment to Credit Agreement by and among Babcock & Wilcox Enterprises, Inc., the other entities listed in Schedule I thereto, B. Riley Financial, Inc., the Lenders party thereto, and Axos Bank, dated as of June 18, 2025	10-Q	10.8	12/15/2025

10.40§	Tenth Amendment to Credit Agreement and Amendment to Security Agreement by and among Babcock & Wilcox Enterprises, Inc., the other entities listed in Schedule I thereto, the Registrant, the Lenders party thereto, and Axos Bank, dated as of February 25, 2026	8-K	10.1	3/3/2026

10.41§	Great American Holdings LLC Second Amended and Restated Agreement, dated as of November 15, 2024	10-K	10.39	9/19/2025

10.42§	Credit Agreement among Lingo Management, LLC and Banc of California Credit Agreement, dated as of August 16, 2022	10-K	10.40	9/19/2025

10.43§	First Amendment to Lingo Management, LLC and Banc of California Credit Agreement and Joinder, dated as of September 9, 2022	10-K	10.41	9/19/2025

10.44§	Second Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of November 10, 2022	10-K	10.42	9/19/2025

10.45	Third Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of March 2, 2023	10-K	10.43	9/19/2025

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.46	Fourth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of November 6, 2023	10-K	10.44	9/19/2025

10.47	Fifth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of February 14, 2024	10-K	10.45	9/19/2025

10.48	Sixth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of March 15, 2024	10-K	10.46	9/19/2025

10.49	Seventh Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of April 9, 2024	10-Q	10.2	1/14/2025

10.50	Eighth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of August 22, 2024	10-Q	10.16	2/21/2025

10.51	Ninth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of September 6, 2024	10-Q	10.17	2/21/2025

10.52	Tenth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of September 20, 2024	10-Q	10.18	2/21/2025

10.53	Eleventh Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of September 30, 2024	10-Q	10.19	2/21/2025

10.54	Twelfth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of November 18, 2024	10-K	10.52	9/19/2025

10.55	Thirteenth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of December 18, 2024	10-K	10.53	9/19/2025

10.56§	Credit Agreement, among B. Riley Financial, Inc., BR Financial Holdings, LLC, and Oaktree Fund Administration, LLC, dated as of February 26, 2025	8-K	10.1	3/4/2025

10.57§	Amendment No. 1 to Credit Agreement, among B. Riley Financial, Inc., BR Financial Holdings, LLC, and Oaktree Fund Administration, LLC, dated as of March 24, 2025	10-Q	10.3	11/18/2025

10.58§	Amendment No. 2 to Credit Agreement among B. Riley Financial, Inc., BR Financial Holdings, LLC and Oaktree Fund Administration, LLC, dated as of July 8, 2025	10-Q	10.1	1/14/2026

10.59	Amendment No. 3 to Credit Agreement among B. Riley Financial, Inc., BR Financial Holdings, LLC and Oaktree Fund Administration, LLC, dated as of October 8, 2025	8-K	10.1	10/14/2025

10.60	Amendment No. 4 to Credit Agreement among Registrant, BR Financial Holdings, LLC and Oaktree Fund Administration, LLC, dated as of January 14, 2026	8-K	10.1	1/20/2026

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.61	Form of Warrant, for warrants issued to RPVOF Broker CTB, LLC, OPIF Broker Holdings, L.P., Oaktree Copley Investments, LLC, OPPS XII Broker E Holdings, L.P. and OCM SSF III Broker Debt Holdings, L.P in connection with the Credit Agreement, dated February 26, 2025	8-K	10.2	3/4/2025

10.62§	Registration Rights Agreement among B. Riley Financial, Inc., and RPVOF Broker CTB, LLC, OPIF Broker Holdings, L.P., Oaktree-Copley Investments, LLC, OPPS XII Broker E Holdings, L.P., and OCM SSF III Broker Debt Holdings, L.P, dated as of February 26, 2025	8-K	10.3	3/4/2025

10.63*
Amendment No. 1 to Registration Rights Agreement among B. Riley Financial, Inc., and RPVOF Broker CTB, LLC, OPIF Broker Holdings, L.P., Oaktree-Copley Investments, LLC, OPPS XII Broker E Holdings, L.P., and OCM SSF II

10.64§	Form of Warrant, for warrants issued to Holbrook Income Fund, dated March 26, 2025	8-K	10.3	4/1/2025

10.65§	Registration Rights Agreement, by and between B. Riley Financial, Inc. and Holbrook Income Fund, dated as of March 26, 2025	8-K	10.4	4/1/2025

10.66*	Amendment No. 1 to Registration Rights Agreement, by and between B. Riley Financial, Inc. and Holbrook Income Fund, dated as of August 25, 2025

10.67§†	Form of Warrant, for warrants issued to Annuity Investors Life Insurance Company, C.M. Life Insurance Company, Massachusetts Mutual Life Insurance Company, and MassMutual Ascend Life Insurance Company, dated May 21, 2025	8-K	10.1	5/28/2025

10.68§	Registration Rights Agreement by and between B. Riley Financial, Inc., and Annuity Investors Life Insurance Company, C.M. Life Insurance Company, Massachusetts Mutual Life Insurance Company, and MassMutual Ascend Life Insurance Company, dated as of May 21, 2025	8-K	10.2	5/28/2025

10.69§	Form of Warrant, for warrants issued to VR Global Partners, L.P., dated as of June 30, 2025	10-Q	10.18	12/15/2025

10.70§	Registration Rights Agreement by and between B. Riley Financial, Inc., and VR Global Partners, L.P. dated as of June 30, 2025	10-Q	10.19	12/15/2025

10.71*	Amendment No. 1 to Registration Rights Agreement by and between B. Riley Financial, Inc., and VR Global Partners, L.P. dated as of September 9, 2025

10.72§‡	Form of Warrant, for warrants issued to Great American Insurance Company, Great American Contemporary Insurance Company, and National Interstate Insurance Company (collectively “AFG”), dated as of April 7, 2025	10-Q	10.20	12/15/2025

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.73§	Registration Rights Agreement by and between B. Riley Financial, Inc., and Great American Insurance Company, Great American Contemporary Insurance Company, and National Interstate Insurance Company (collectively “AFG”), dated as of April 7, 2025	10-Q	10.21	12/15/2025

10.74§†	Form of Warrant, for warrants issued to Whitebox Multi-Strategy Partners, LP and Whitebox GT Fund, LP, dated as of July 11, 2025	10-Q	10.2	1/14/2026

10.75§	Registration Rights Agreement by and between B. Riley Financial, Inc. , Whitebox Multi-Strategy Partners, LP and Whitebox GT Fund, LP, dated as of July 11, 2025	10-Q	10.3	1/14/2026

10.76§	Amended and Restated Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California dated as of January 6, 2025	10-Q	10.1	11/18/2025

10.77	First Amendment to Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California, dated as of May 12, 2025	10-Q	10.6	12/15/2025

10.78§	Second Amendment to Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California, dated as of June 10, 2025	10-Q	10.7	12/15/2025

10.79§	Revolving Credit, Term Loan and Security Agreement among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of October 18, 2022	10-Q	10.9	12/15/2025

10.80§	Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of October 31, 2023	10-Q	10.10	12/15/2025

10.81§	Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of February 20, 2024	10-Q	10.11	12/15/2025

10.82§	Amendment No. 3 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of June 27, 2024	10-Q	10.12	12/15/2025

10.83§	Amendment No. 4 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of November 7, 2024	10-Q	10.13	12/15/2025

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.84§	Amendment No. 5 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of May 9, 2025	10-Q	10.14	12/15/2025

10.85§	Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of July 25, 2025	10-Q	10.4	1/14/2026

10.86§	Amendment No. 7 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of August 15, 2025	10-Q	10.5	1/14/2026

10.87	Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated February 20, 2024	10-Q	10.15	12/15/2025

10.88	Amendment No. 1 to Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated November 7, 2024	10-Q	10.16	12/15/2025

10.89	Amendment No. 2 to Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated May 9, 2025	10-Q	10.17	12/15/2025

10.90	Amendment No. 3 to Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated July 25, 2025	10-Q	10.6	1/14/2026

10.91§	Revolving Credit, Receivables Purchase, Security and Guaranty Agreement by and among Targus International LLC, Targus US LLC, Hyper Products Inc., Targus (Canada) Ltd., Tiger US Holdings Inc., Targus US Newco Inc., Targus International Holdco (UK) Limited, Targus Group (UK) Limited, Targus Europe Limited, Targus Asia Pacific Limited, and FGI Worldwide LLC as lender and agent, dated as of August 20, 2025	8-K	10.1	8/26/2025

14.1	Code of Business Conduct and Ethics	8-K	14.1	5/30/2023

19.1*	Insider Trading Policy

21.1*	Subsidiary List

23.1*	Consent of BDO USA, P.C.

23.2*	Consent of Marcum LLP

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#	Clawback Policy	10-K	97.1	4/24/2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________________________

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
§	In accordance with Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have not been filed. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

BRC Group Holdings, Inc.

Date: March 31, 2026	/s/ SCOTT YESSNER
(Scott Yessner, Executive Vice President and Chief Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ BRYANT R. RILEY	Co-Chief Executive Officer Chairman of the Board	March 31, 2026
(Bryant R. Riley)	(Principal Executive Officer)

/s/ THOMAS J. KELLEHER	Co-Chief Executive Officer Director	March 31, 2026
(Thomas J. Kelleher)

/s/ SCOTT YESSNER	Executive Vice President Chief Financial Officer	March 31, 2026
(Scott Yessner)	(Principal Financial Officer)

/s/ HOWARD E. WEITZMAN	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2026
(Howard E. Weitzman)

/s/ ROBERT L. ANTIN	Director	March 31, 2026
(Robert L. Antin)

/s/ ROBERT D’AGOSTINO	Director	March 31, 2026
(Robert D’Agostino)

/s/ TAMMY BRANDT	Director	March 31, 2026
(Tammy Brandt)

/s/ RENÉE E. LABRAN	Director	March 31, 2026
(Renée E. LaBran)

/s/ RANDALL E. PAULSON	Director	March 31, 2026
(Randall E. Paulson)

/s/ MIMI K. WALTERS	Director	March 31, 2026
(Mimi K. Walters)

BRC GROUP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
BRC Group Holdings, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BRC Group Holdings, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for New Senior Notes and Related Warrants

As indicated in Note 19 to the consolidated financial statements, during the year ended December 31, 2025, the Company completed five private exchange transactions with institutional investors pursuant to which aggregate principal amounts of $355 million of certain existing senior notes (collectively, the “Exchanged Notes”) owned by the investors were exchanged for $228.4 million aggregate principal amount of new senior notes (the “New Notes), whereupon the Exchanged Notes were cancelled. Further, as indicated in Note 26 to the consolidated financial statements, in conjunction with these debt exchanges, the Company issued seven-year warrants to the investors to purchase up to 913,692 shares of common stock at an exercise price of $10.00 as of December 31, 2025. The Company determined the warrants met the criteria for equity classification and recorded them within equity.

We identified the accounting for the New Notes and related warrants as a critical audit matter because of the complexity involved in the identification and evaluation of each instrument and embedded feature requiring separate accounting recognition and determination of whether warrants should be classified as a liability or in equity. Auditing these elements involved especially challenging auditor judgement and an increased extent of audit effort required to address these matters, including the use of personnel with expertise in relevant technical accounting guidance.

The primary procedures we performed to address this critical audit matter included:

•Reading and analyzing the terms of the executed New Notes and warrant agreements and the Company’s related technical accounting analyses, including the identification and evaluation of each instrument and embedded feature requiring separate accounting recognition and determination of whether warrants should be classified as a liability or in equity.

•Utilizing personnel with expertise in relevant technical accounting guidance to assist in evaluating the appropriateness of the Company’s application of the relevant accounting guidance for the New Notes and related warrants.

Accounting for Oaktree Term Loans and Related Warrants

As indicated in Note 18 to the consolidated financial statements, on February 26, 2025, the Company entered into a credit agreement with a group of funds affiliated with Oaktree Capital Management, L.P., consisting of a $125 million secured term loan credit facility and a $35 million secured delayed draw term loan credit facility (collectively, the “Oaktree Term Loans”). At inception, the Company recorded a derivative liability related to a mandatory repayment feature in the Oaktree Term Loans. The Company also issued warrants to the lenders to purchase approximately 1,832,290 shares of the Company’s common stock at an exercise price of $5.14 per share. The Company determined the warrants met the criteria for liability classification and recorded a warrant liability.

We identified the accounting for the Oaktree Term Loans and related warrants as a critical audit matter because of the complexity involved in the identification and evaluation of each instrument and embedded feature requiring separate accounting recognition and determination of whether warrants should be classified as a liability or in equity. Auditing these elements involved especially challenging auditor judgement and an increased extent of audit effort required to address these matters, including the use of personnel with expertise in relevant technical accounting guidance.

The primary procedures we performed to address this critical audit matter included:

•Reading and analyzing the terms of the executed credit and warrant agreements and the Company’s related technical accounting analyses, including the identification and evaluation of each instrument and embedded feature requiring separate accounting recognition and determination of whether warrants should be classified as a liability or in equity.

•Utilizing personnel with expertise in relevant technical accounting guidance to assist in evaluating the appropriateness of the Company’s application of relevant accounting guidance for the Oaktree Term Loans and related warrants.

Accounting for Targus/FGI Credit Agreement

As indicated in Note 18 to the consolidated financial statements, on August 20, 2025, the Company entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the “Targus/FGI Credit Agreement”) with FGI Worldwide LLC (“FGI”), as agent and for a three-year $30 million revolving loan facility, to refinance and repay all outstanding obligations under the existing Targus Credit Agreement with PNC Bank, National Association.

We identified the accounting for the Targus/FGI Credit Agreement as a critical audit matter because of the complexity involved in the identification and evaluation of each instrument and embedded feature requiring separate accounting recognition. Auditing these elements involved especially challenging auditor judgement and an increased extent of audit effort required to address these matters, including the use of personnel with expertise in relevant technical accounting guidance.

The primary procedures we performed to address this critical audit matter included:

•Reading and analyzing the terms of the executed Targus/FGI Credit Agreement and the Company’s related technical accounting analyses, including the identification and evaluation of each instrument and embedded feature requiring separate accounting recognition.

•Utilizing personnel with expertise in relevant technical accounting guidance to assist in evaluating the appropriateness of the Company’s application of relevant accounting guidance for the Targus/FGI Credit Agreement.

Valuation of Certain Level 3 Equity Securities

As indicated in Note 6 to the consolidated financial statements, as of December 31, 2025, the Company held $71.2 million of Level 3 equity securities measured at fair value, of which $25.6 million were measured using the market approach valuation technique and $43.1 million were measured using the Monte Carlo simulation valuation technique. Determining the fair value of certain of these Level 3 equity securities required management to make significant judgments and assumptions, including the selection of the appropriate valuation techniques and significant unobservable inputs.

We identified the valuation of certain Level 3 equity securities measured at fair value as a critical audit matter due to significant management judgment involved in the selection of (i) the appropriate valuation techniques and (ii) significant unobservable inputs which included market multiples for the market approach valuation technique and volatility for the Monte Carlo simulation valuation technique. Auditing these assumptions involved especially subjective and challenging auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters, including the use of personnel with specialized knowledge and skills.

The primary procedures we performed to address this critical audit matter included:

•Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the appropriateness of the valuation techniques used by management to estimate fair value of certain Level 3 equity securities.

•Utilizing personnel with specialized knowledge and skills in valuation to assist in testing the unobservable inputs, including (i) market multiples for certain Level 3 equity securities valued using the market approach, and (ii) volatility for certain Level 3 equity securities valued using Monte Carlo simulation.

(Signed BDO USA, P.C.)

We have served as the Company’s auditor since 2025.

Los Angeles, California

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
BRC Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BRC Group Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor from 2009 to 2025.

Melville, NY
September 19, 2025
(January 29, 2026, as to the effects of discontinued operations)

PART IV. FINANCIAL INFORMATION
Item 15. Financial Statements.
BRC GROUP HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share and par value)

	December 31, 2025	December 31, 2024
Assets
Assets:
Cash and cash equivalents(1)	$226,601	$146,852
Restricted cash	2,676	100,475
Due from clearing brokers	51,000	30,713
Securities and other investments owned ($382,461 and $215,225 at fair value(1))	446,843	282,325
Securities borrowed	114,937	43,022
Accounts receivable, net of allowance for credit losses of $6,108 and $6,100	55,473	68,653
Due from related parties	—	189
Loans receivable, at fair value ($2,835 and $51,902 from related parties)	26,303	90,103
Equity investments	90,433	85,487
Prepaid expenses and other assets ($— and $3,449 from related parties(1))	128,650	157,429
Operating lease right-of-use assets	32,109	51,509
Property and equipment, net	17,606	18,679
Goodwill	392,687	392,687
Other intangible assets, net	118,290	146,446
Deferred income taxes	763	13,598
Assets held for sale (Note 5)	—	84,723
Assets of discontinued operations (Note 5)	2,221	70,373
Total assets	$1,706,592	$1,783,263

Liabilities and Equity (Deficit)
Liabilities:
Accounts payable	$41,463	$51,238
Accrued expenses and other liabilities(1) ($6,400 and $— at fair value)	154,780	185,745
Deferred revenue	49,907	58,148
Deferred income taxes	4,109	5,462
Due to related parties and partners	—	3,404
Securities sold not yet purchased, at fair value	9,809	5,675
Securities loaned	97,321	27,942
Operating lease liabilities	40,902	58,499
Notes payable	—	28,021
Loan participations sold	—	6,000
Revolving credit facility	6,638	16,329
Term loans, net	119,297	199,429
Senior notes payable, net	1,301,798	1,530,561

	December 31, 2025	December 31, 2024
Liabilities held for sale (Note 5)	—	41,505
Liabilities of discontinued operations (Note 5)	830	21,321
Total liabilities	1,826,854	2,239,279

Commitments and contingencies (Note 30)

BRC Group Holdings, Inc. stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding and liquidation preference of $122,142 and $114,082	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 30,597,066 and 30,499,931 shares issued and outstanding	3	3
Additional paid-in capital	598,022	589,387
Accumulated deficit	(763,286)	(1,070,996)
Accumulated other comprehensive loss	(6,272)	(6,569)
Total BRC Group Holdings, Inc. stockholders’ deficit	(171,533)	(488,175)
Noncontrolling interests(1)	51,271	32,159
Total deficit	(120,262)	(456,016)
Total liabilities and deficit	$1,706,592	$1,783,263
(1) At December 31, 2025, the balance sheet includes cash of $446, securities and other investments owned, at fair value, of $682, prepaid and other expenses of $3,737, accrued expenses and other liabilities of $28 and noncontrolling interest of $4,192 of consolidated variable interest entities (see Note 3 - Variable Interest Entities).

The accompanying notes are an integral part of these consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues:
Services and fees ($12,543 and $18,575 from related parties)	$633,836	$783,304
Trading gains (losses), net	125,530	(57,007)
Fair value adjustments on loans ($2,061 and $(328,671) from related parties)	(448)	(325,498)
Interest income - loans ($1,910 and $33,186 from related parties)	10,574	54,141
Interest income - securities lending	6,993	70,862
Sale of goods	191,114	220,619
Total revenues	967,599	746,421

Operating expenses:
Direct cost of services	139,417	213,901
Cost of goods sold	145,364	167,634
Selling, general and administrative expenses	599,748	689,410
Restructuring charge (Note 22)	195	1,522
Impairment of goodwill and tradenames	1,500	105,373
Interest expense - Securities lending and loan participations sold	5,794	66,128
Total operating expenses	892,018	1,243,968
Operating income (loss)	75,581	(497,547)

Other income (expense):
Interest income	3,710	3,600
Dividend income	1,818	4,462
Realized and unrealized gains (losses) on investments	62,718	(263,686)
Change in fair value of financial instruments and other	11,349	4,471
Gain on sale and deconsolidation of businesses	86,213	306
Gain on senior note exchange	67,208	—
Income from equity investments	34,996	31
Loss on extinguishment of debt	(21,298)	(18,725)
Interest expense	(92,736)	(133,308)
Income (loss) from continuing operations before income taxes	229,559	(900,396)
Benefit from (provision for) income taxes	9,885	(22,013)
Income (loss) from continuing operations	239,444	(922,409)
Income from discontinued operations, net of income taxes	70,841	147,470
Net income (loss)	310,285	(774,939)
Net income (loss) attributable to noncontrolling interests	2,870	(10,665)
Net income (loss) attributable to BRC Group Holdings, Inc.	307,415	(764,274)
Preferred stock dividends	8,060	8,060
Net income (loss) available to common shareholders	$299,355	$(772,334)

	Year Ended December 31,
	2025	2024
Basic net income (loss) per common share:
Continuing operations	$7.48	$(30.38)
Discontinued operations	$2.32	$4.92
Basic income (loss) per common share	$9.80	$(25.46)
Diluted net income (loss) per common share:
Continuing operations	$7.48	$(30.38)
Discontinued operations	$2.32	$4.92
Diluted income (loss) per common share	$9.80	$(25.46)

Weighted average basic common shares outstanding	30,555,258	30,336,274
Weighted average diluted common shares outstanding	30,555,258	30,336,274
The accompanying notes are an integral part of these consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Year Ended December 31,
	2025	2024
Net income (loss)	$310,285	$(774,939)
Other comprehensive income (loss):
Reclassifications out of accumulated other comprehensive loss into (loss) income from discontinued operations	157	(2,244)
Change in cumulative translation adjustment	140	(4,554)
Other comprehensive income (loss), net of tax	297	(6,798)
Total comprehensive income (loss)	310,582	(781,737)
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	2,870	(10,665)
Comprehensive income (loss) attributable to BRC Group Holdings, Inc.	$307,712	$(771,072)
The accompanying notes are an integral part of these consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Consolidated Statements of Equity (Deficit)
(Dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	4,563	$—	29,937,067	$3	$572,170	$(281,285)	$229	$68,449	$359,566
ESPP shares issued and vesting of restricted stock, net of shares withheld for employer taxes	—	—	325,961	—	(3,218)	—	—	—	(3,218)
Common stock issued upon exercise of warrants	—	—	200,000	—	653	—	—	—	653
Common stock issued in extinguishment of senior notes	—	—	36,903	—	1,011	—	—	—	1,011
Share based payments	—	—	—	—	18,774	—	—	—	18,774
Share based payments in equity of subsidiary	—	—	—	—	140	—	—	—	140
Vesting of shares in equity of subsidiary	—	—	—	—	(143)	—	—	143	—
Dividends on common stock ($1.00 per share), net of forfeitures	—	—	—	—	—	(17,377)	—	—	(17,377)
Dividends on Series A preferred stock ($0.4296875 per depository share)	—	—	—	—	—	(4,872)	—	—	(4,872)
Dividends on Series B preferred stock ($0.4609375 per depository share)	—	—	—	—	—	(3,188)	—	—	(3,188)
Net loss	—	—	—	—	—	(764,274)	—	(10,665)	(774,939)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,119)	(9,119)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,947	3,947
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	4,650	4,650
Disposition of noncontrolling interests	—	—	—	—	—	—	—	(25,246)	(25,246)
Other comprehensive loss	—	—	—	—	—	—	(6,798)	—	(6,798)
Balance, December 31, 2024	4,563	$—	30,499,931	$3	$589,387	$(1,070,996)	$(6,569)	$32,159	$(456,016)
Common stock issued in connection with employment agreement	—	—	100,000	—	295	—	—	—	295
RSU equity awards reclassified to liability	—	—	—	—	(2,138)	—	—	—	(2,138)
Common stock forfeited	—	—	(2,865)	—	—	—	—	—	—
Warrants issued	—	—	—	—	1,848	—	—	—	1,848
Share based payments	—	—	—	—	8,678	—	—	—	8,678
Share based payments in equity of subsidiary	—	—	—	—	23	—	—	3,538	3,561
Vesting of shares in equity of subsidiary	—	—	—	—	(71)	—	—	—	(71)
Dividend forfeitures on unvested equity awards	—	—	—	—	—	295	—	—	295
Net income	—	—	—	—	—	307,415	—	2,870	310,285
Distributions to noncontrolling interests and other	—	—	—	—	—	—	—	(4,283)	(4,283)
Common stock issuance in equity of subsidiary	—	—	—	—	—	—	—	1,575	1,575
Disposition from sale and deconsolidation of businesses	—	—	—	—	—	—	—	2,918	2,918
Initial consolidation of VIE	—	—	—	—	—	—	—	12,494	12,494
Other comprehensive income	—	—	—	—	—	—	297	—	297
Balance, December 31, 2025	4,563	$—	30,597,066	$3	$598,022	$(763,286)	$(6,272)	$51,271	$(120,262)
The accompanying notes are an integral part of these consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities(1):
Net income (loss)	$310,285	$(774,939)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	35,174	45,405
Provision for losses on accounts receivable	4,021	5,993
Share-based compensation	13,974	19,054
Fair value and remeasurement adjustments ($(2,061) and $328,671 from related parties)	(15,956)	327,630
Non-cash interest and other ($(268) and $(32,256) from related parties)	10,951	(23,259)
Depreciation of rental merchandise	13,068	15,092
Net foreign currency gains	(473)	(247)
Income from equity investments	(34,996)	(31)
Dividends from equity investments	397	159
Deferred income taxes	11,482	25,888
Impairment of goodwill and tradenames	1,500	105,373
Gain on disposal of discontinued operations	(66,795)	(217,504)
(Gain) loss on sale or disposal of fixed assets and other	(1,021)	143
Gain on sale and deconsolidation of businesses	(86,213)	(306)
Loss on extinguishment of debt	21,298	19,158
Gain on senior note exchange	(67,208)	—
Income allocated and fair value adjustment for mandatorily redeemable noncontrolling interests	—	1,170
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	(20,288)	20,622
Securities and other investments owned	(165,366)	699,616
Securities borrowed	(71,915)	2,827,917
Accounts receivable	6,789	2,230
Prepaid expenses and other assets ($(3,449) and $8,353 from related parties)	4,439	26,040
Accounts payable, accrued expenses and other liabilities	(24,622)	(14,120)
Amounts due to/from related parties and partners	(3,303)	(1,250)
Securities sold not yet purchased	4,134	(2,926)
Deferred revenue	(8,202)	(11,993)
Securities loaned	69,135	(2,831,364)
Net cash (used in) provided by operating activities	(59,711)	263,551

	Year Ended December 31,
	2025	2024
Cash flows from investing activities(1):
Purchases of loans receivable ($78,458 and $57,615 from related parties)	(125,755)	(118,721)
Repayments of loans receivable ($123,419 and $74,770 by related parties)	183,527	149,047
Proceeds from sale of loans receivable ($6,611 and $— from related parties)	10,415	31,012
Proceeds from loan participations sold	4,475	5,980
Acquisition of businesses and minority interest, net of $— and $604 cash acquired	—	(19,142)
Proceeds from sale of business, net of cash sold and other	94,938	261
Purchases of property, equipment and intangible assets	(11,317)	(7,952)
Proceeds from sale of property, equipment, intangible assets, and other	7,588	—
Distributions from equity investments	39,841	—
Consolidation of VIE	359	—
Proceeds from sale of discontinued operations, net of $(3,344) cash sold	114,032	—
Sale of Great American Group	—	167,064
Sale of Brands Interests, net of $(585) cash sold	—	234,050
Purchases of equity and other investments	(6,621)	(1,065)
Net cash provided by investing activities	311,482	440,534
Cash flows from financing activities(1):
Proceeds from revolving line of credit	132,440	89,274
Repayment of revolving line of credit	(142,131)	(116,746)
Proceeds from note payable	850	15,000
Repayment of notes payable and other	(13,740)	(6,653)
Proceeds from term loan	235,550	—
Repayment of term loan	(318,253)	(444,770)
Redemption of senior notes	(145,302)	(140,491)
Repurchases and payments on senior notes	(9,783)	—
Payment of debt issuance and offering costs	(13,296)	(3,484)
Payment of contingent consideration	(1,424)	(12,921)
ESPP and payment of employment taxes on vesting of restricted stock	—	(3,218)
Common dividends paid	—	(33,731)
Preferred dividends paid	—	(8,060)
Distributions to noncontrolling interests	(4,283)	(10,747)
Contributions from noncontrolling interests	—	3,947
Proceeds from exercise of warrants	—	653
Net cash used in financing activities	(279,372)	(671,947)
(Decrease) increase in cash, cash equivalents and restricted cash(1)	(27,601)	32,138
Effect of foreign currency on cash, cash equivalents and restricted cash(1)	202	(9,301)
Net (decrease) increase in cash, cash equivalents and restricted cash(1)	(27,399)	22,837
Cash, cash equivalents and restricted cash from continuing operations, beginning of year	248,651	218,546
Cash, cash equivalents and restricted cash from discontinued operations, beginning of year	8,025	15,293
Cash, cash equivalents and restricted cash, beginning of year	256,676	233,839
Cash, cash equivalents and restricted cash from continuing operations, end of year(2)	229,277	248,651
Cash, cash equivalents and restricted cash from discontinued operations, end of year	—	8,025
Cash, cash equivalents and restricted cash, end of year(1)(2)	$229,277	$256,676

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$97,040	$240,298
Taxes paid	5,227	6,924

Supplemental disclosure of non-cash investing and financing activities:
Transfer of loans to held for sale from loans receivable at fair value	$8,876	$30,927
Issuance of common stock in equity of subsidiary	1,575	—
Issuance of warrants for term loan	7,860	—
Recognition of derivative liability for term loan exit fee	11,244	—
Disposition of noncontrolling interests through sale and deconsolidation of businesses	2,918	—
Capital from noncontrolling interest upon initial consolidation of VIE	12,494	—
Reclassification of restricted stock units from equity to liability	2,138	—
Operating lease right-of-use assets obtained in exchange for lease liabilities	465	3,720
Exchange of senior notes:
Redemption of 5.50% senior notes due March 2026	115,844	—
Redemption of 6.50% senior notes due September 2026	2,061	—
Redemption of 5.00% senior notes due December 2026	146,448	—
Redemption of 6.00% senior notes due January 2028	51,134	—
Redemption of 5.25% senior notes due August 2028	39,486	—
Issuance of 8.00% new notes due January 2028	277,007	—
Redemption of 6.375% senior notes due February 2025	—	1,130
Issuance of common stock	—	1,011
Receipt of note receivable upon sale of certain assets	—	2,000
Conversion of loan receivable at fair value into equity securities	—	53,530
Conversion of DIP loan to purchase consideration equity for purchase of Nogin	—	37,700
Receipt of loans receivable related to sale of Great American Group	—	16,698
Receipt of noncontrolling equity interest related to sale of Great American Group	—	82,462
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 5 – Discontinued Operations and Assets Held for Sale for additional information regarding cash flow associated with the results of discontinued operations.
(2) Includes cash from assets held for sale of $1,324 in 2024.

The accompanying notes are an integral part of these consolidated financial statements.

BRC GROUP HOLDINGS, INC.
(Dollars in thousands, except share and per share data)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS
BRC Group Holdings, Inc. and its subsidiaries (collectively, the “Company”) provide investment banking, brokerage, wealth management, asset management, direct lending, and business advisory services to a broad client base spanning public and private companies, financial sponsors, investors, financial institutions, legal and professional services firms, and individuals. The Company’s telecom businesses provide consumer and business services including traditional, mobile and cloud phone, internet and data, security, and email, and its retail companies provide mobile computing accessories and home furnishings.
The Company operates in seven reportable operating segments: (i) Capital Markets, through which the Company provides an array of investment banking, equity research, institutional sales and trading, securities lending, proprietary trading, and investing services to publicly traded and privately held companies, institutional investors, and financial sponsors, and direct lending services to middle market companies; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate and high-net-worth clients; (iii) Lingo Management, LLC and its subsidiary Bullseye Telecom (together, “Lingo”), a global cloud/unified communications (“UC”) and managed service provider to Enterprise and Small to Medium Businesses in the United States; (iv) magicJack VoIP Services, LLC and related subsidiaries (“magicJack”), a non-interconnected Voice-over-IP (VoIP) cloud-based communications service provider that offers related devices and subscription services within the United States and Canada; (v) Marconi Wireless Holdings, LLC (“Marconi Wireless”), a mobile virtual network operator that provides mobile phone voice, text, and data services and devices using the Credo Mobile brand; (vi) United Online, Inc. (“UOL”), an Internet access provider that offers dial-up and digital subscriber line (“DSL”) services under the NetZero and Juno brands across the United States; and (vii) Consumer Products, which generates revenue through sales of laptop and computer accessories.
As discussed below, the Company’s previously reported Financial Consulting segment met the requirements to be classified as discontinued operations. The financial results of this business whose disposal represents a strategic shift that has, or will have, a major effect on our operations are reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations. Additionally, the assets and liabilities of a portion of the Company’s Wealth business and its Atlantic Coast Recycling business met the criteria to be classified as held for sale and were reflected as amounts held for sale in the accompanying consolidated balance sheets. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations. The Company’s reporting segments have also been changed for the effects of the discontinued operations. For more information, see Note 5 - Discontinued Operations and Assets Held for Sale.
Liquidity
For the year ended December 31, 2025, the Company generated net income of $307,415. During the year ended December 31, 2025, the Company completed the sale of the Company’s majority owned subsidiary Atlantic Coast Recycling, LLC on March 3, 2025 for proceeds of approximately $68,638. The Company also completed (a) the partial sale of the Wealth Management business for $26,037 on April 4, 2025, as more fully described in Note 5 - Discontinued Operations and Assets Held for Sale, and (b) the sale of the Company’s financial consulting business on June 27, 2025 for $117,800.
As discussed in more detail in Note 19 - Senior Notes Payable, during the year ended December 31, 2025, the Company completed five private exchange transactions with institutional investors pursuant to which aggregate principal amounts of approximately $115,844 of the 5.50% Senior Notes due March 2026, $2,061 of the 6.50% Senior Notes Payable due September 2026, $146,448 of the 5.00% Senior Notes due December 2026, $51,135 of the 6.00% Senior Notes due January 2028, and $39,485 of the 5.25% Senior Notes due August 2028 (collectively, the “Exchanged Notes”) owned by the investors were exchanged for approximately $228,423 aggregate principal amount of 8.00% Senior Secured Second Lien Notes due 2028 (the “New Notes”), whereupon the Exchanged Notes were cancelled.

After the completion of the Exchanged Notes described above, the Company has approximately $101,596 of 5.50% Senior Notes due March 31, 2026, $178,271 of 6.50% Senior Notes due September 30, 2026, and $177,333 of 5.00% Senior Notes due December 31, 2026, as more fully described in Note 19 - Senior Notes Payable. The Company believes that the current cash and cash equivalents, securities and other investments owned, and funds available under our credit facilities will be sufficient to meet our working capital, capital expenditure requirements, and debt service obligations due the next 12 months from issuance date of the accompanying financial statements.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of BRC Group Holdings, Inc. and its wholly owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated upon consolidation. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of held for sale and discontinued operations, see Note 5 - Discontinued Operations and Assets Held For Sale.
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 2(e) - Variable Interest Entities for further discussion.
(b) Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, allowance for credit losses, the fair value of loans receivables, intangible assets and goodwill, share based arrangements, contingent consideration, embedded derivatives, warrant and warrant liabilities, accounting for income tax valuation allowances, and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may significantly differ.
(c) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted cash was $2,676 and $100,475 as of December 31, 2025 and 2024, respectively. As of December 31, 2025, restricted cash primarily consisted of cash held in escrow and cash collateral for leases and loans, which included amounts subject to Deposit Account Control Agreements (“DACA”) with lenders in which the Company assigned the rights to the collateral accounts to the lenders. As of December 31, 2024, restricted cash primarily consisted of cash collateral for leases and cash used for the full redemption of the 6.375% Senior Notes due on February 28, 2025.
(d) Due from/to Brokers, Dealers, and Clearing Organizations
The Company clears all of its proprietary and customer transactions through other broker-dealers on a fully disclosed basis. The amount receivable from or payable to the clearing brokers represents the net of proceeds from unsettled securities sold, the Company’s clearing deposits and amounts receivable for commissions less amounts payable for unsettled securities purchased by the Company and amounts payable for clearing costs and other settlement charges. This amount also includes the cash collateral received for securities loaned less cash collateral for securities borrowed. Any amounts payable would be fully collateralized by all of the securities owned by the Company and held on deposit at the clearing broker.
(e) Variable Interest Entities
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
The party with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (a) which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (b) which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; (c) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (d) the terms between the VIE and its variable interest holders and other parties involved with the VIE; and (e) related-party relationships with other parties that may also have a variable interest in the VIE. See Note 3 - Variable Interest Entities and Note 20 - Noncontrolling Interests for a variable interest entity consolidated during the period.
(f) Fair Value Measurements
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table in Note 6 - Fair Value Measurements.
The investments in nonpublic entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in realized and unrealized gains (losses) on investments in the accompanying consolidated statements of operations. These investments are evaluated on a nonrecurring basis based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of these investments in nonpublic entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments. Investments in nonpublic entities that do not report NAV are subject to a qualitative assessment for indicators of impairment. If indicators of impairment are present, the Company is required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.
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
The Company has elected to measure certain loans and equity investments at fair value to provide management with a more relevant representation for evaluating risk, performance reporting, market conditions, and economic events in earnings on a more timely basis and to provide reporting of the current value of those assets in the consolidated balance sheets.
(g) Securities and Other Investments Owned and Securities Sold Not Yet Purchased
Securities and other investments owned consist of equity securities including common and preferred stocks, warrants, and options, corporate bonds, and other fixed income securities including government and agency bonds, loans receivable valued at fair value, and investments in partnerships that are accounted for at fair value (see Note 2(f) - Fair Value Measurements). Equity securities also include investments in public and private companies that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. Investments become subject to the equity method of accounting when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. Refer to Note 2(k) - Equity Method Investments for more information regarding equity method investments. Dividend income received from equity investments accounted for under the fair value option are recorded to other income in the consolidated statements of operations.

Securities sold, but not yet purchased are securities the Company has sold that it does not own (i.e., securities sold short) and, therefore, the Company is obligated to purchase such securities at a future date. The Company has recorded this obligation on its consolidated balance sheets at the fair value of the securities borrowed. There is an element of off-balance sheet risk in that, if the securities sold short increase in value, it will be necessary to purchase the securities sold short at a cost in excess of the obligation reflected on the consolidated balance sheets. Changes in the fair value of securities sold short are recognized in the results of operations in the period in which they occur.
Securities and other investments owned also includes equity investments in nonpublic entities that do not have a readily determinable fair value. For these investments the Company has elected to apply the measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, the Company evaluates whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold. Refer to Note 7 - Securities And Other Investments Owned And Securities Sold Not Yet Purchased.
(h) Securities Borrowed and Securities Loaned
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
The Company accounts for securities lending transactions as secured borrowings. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the consolidated balance sheets. Refer to Note 8 - Securities Lending.

(i) Accounts Receivable
Accounts receivable represents amounts due from the Company’s Capital Markets, Wealth Management, Lingo, magicJack, Marconi Wireless, UOL and Consumer Products customers. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes the expected loss model, which includes the pooling of receivables using the aging method, historical losses, current market conditions, and reasonable supportable forecasts of expected losses. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for credit losses are included in Note 9 - Accounts Receivable.

(j) Loans Receivable

The Company elected the fair value option for all outstanding loans receivable. Management evaluates the performance of the loan portfolio on a fair value basis. Under the fair value option, loans receivable are measured at each reporting period based upon their exit value in an orderly transaction, and unrealized gains or losses are included in the “Fair value adjustments on loans” line item in the accompanying consolidated statements of operations. At the time of origination, the Company’s loans receivable are collateralized by the assets of borrowers and other pledged collateral and may have guarantees to provide for protection of the payments due on loans receivable.

Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance and is included in the “Interest income - loans” line item in the accompanying consolidated statements of operations.

(k) Equity Method Investments

Equity investments are accounted for under the equity method if the Company is able to exercise significant influence, but not control, over an investee. The ability to exercise significant influence is presumed when the Company possesses more than 20% of the voting interests of the investee. However, the Company may have the ability to exercise significant influence over the investee when the Company owns less than 20% of the voting interests of the investee depending on the facts and circumstances that demonstrate that the ability to exercise influence is present, such as when the Company has representation on the board of directors of such investee. Equity investments that are accounted for under the equity method of accounting are included in the “Equity investments” line item in the accompanying consolidated balance sheets. The Company’s share of earnings or losses from equity method investees are included in the “Income from equity investments” line item in the accompanying consolidated statements of operations. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value is determined to be other than temporary, an impairment charge is recorded in “Change in fair value of financial instruments and other” line item in the accompanying consolidated statements of operations.

(l) Inventories

Inventories are substantially all finished goods from the Consumer Products and magicJack, Marconi Wireless and UOL segments and are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value. The Company maintains an allowance for excess and obsolete inventories to reflect its estimate of realizable value of the inventory based on historical sales and recoveries. Inventories are included in prepaid and other assets in the consolidated balance sheets. Refer to Note 12 - Prepaid Expenses and Other Assets.
(m) Rental Merchandise
Rental merchandise is only related to bebe from the Corporate and All Other category and is carried at cost, net of accumulated depreciation. When initially purchased, merchandise is not depreciated until it is leased to its rent-to-own customers. Leased merchandise is depreciated over the lease term of the rental agreement and recorded as cost of sales. Rental merchandise that is returned is depreciated from the net book value on the day of the return on a straight-line basis for 24 months until the item is leased again or reaches a zero-dollar salvage value. Damaged or lost merchandise is written off monthly. Rental merchandise is included in prepaid and other assets in the consolidated balance sheets. Refer to Note 12 - Prepaid Expenses and Other Assets.

(n) Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under finance leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Refer to Note 13 - Property and Equipment.
(o) Goodwill and Other Intangible Assets
Goodwill includes the excess of the purchase price over the fair value of net assets acquired in business combinations and the acquisition of noncontrolling interests.
Goodwill and other intangibles with indefinite lives are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company performs impairment tests for goodwill and other intangible assets with indefinite lives as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units or asset group below their carrying values.
Management may perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit’s fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates eight reporting units, which are the same as its reportable segments as described in Note 29 - Business Segments: Capital Markets, Wealth Management, Lingo, magicJack, Marconi Wireless, UOL, and Consumer Products, plus Corporate and All Other, which is not a reportable segment. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.
The Company reviews the carrying value of its finite-lived amortizable intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair value.
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
Operating and finance lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, which is the rate for a fully collateralized fully amortizing loan with a maturity similar to the lease, in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value. The Company’s lease terms include rent escalations and options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components which are accounted for as a single lease component. Our finance leases are immaterial. Refer to Note 16 - Leasing Arrangements.

(q) Revenue Recognition
Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.
Revenues from contracts with customers in the Capital Markets segment, Wealth Management segment, Lingo segment, magicJack segment, Marconi Wireless segment, UOL segment, Consumer Products segment and the Corporate and All Other category are primarily comprised of the following:
Capital Markets segment
Fees earned from corporate finance and investment banking services are derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent. Fees from underwriting activities are recognized as revenues on the trade date (the date on which the Company purchases the securities from the issuer) for the portion the Company is contracted to buy. Fees are also earned from financial advisory and consulting services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. Revenue for advisory arrangements is generally recognized at the point in time that performance under the arrangement is completed (the closing date of the transaction) or the contract is cancelled. However, for certain contracts, revenue is recognized over time for advisory arrangements in which the performance obligations are simultaneously provided by the Company and consumed by the customer. In some circumstances, significant judgment is needed to determine the timing and measure of progress appropriate for revenue recognition under a specific contract. Retainers and other fees received from customers prior to recognizing revenue are reflected as contract liabilities. Fees earned from corporate finance and investment banking services are generally received within 90 days.
Revenues from sales and trading are recognized when the performance obligation is satisfied and include commissions resulting from equity securities transactions executed as agent or principal and are recorded on a trade date basis and fees paid for equity research. Fees from sales and trading are generally received on a weekly basis.
Revenues from other sources in the Capital Markets segment is primarily comprised of (i) interest income from loans receivable and securities lending activities, (ii) related trading gains (losses), net from market making activities, the commitment of capital to facilitate customer orders and fair value adjustments on loans, (iii) trading activities from investments in securities for the Company’s account, and (iv) other income.
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
Wealth Management segment
Fees from wealth management asset advisory services consist primarily of investment advisory fees that are recognized over the period the performance obligation for the services is provided. Investment advisory and asset management fees are primarily comprised of fees for investment services and are generally based on the dollar amount of the assets being managed. Investment advisory fee revenues as a principal registered investment advisor (“RIA”) are recognized on a gross basis. Asset management fee revenues as an agent are recognized on a net basis. Fees from investment advisory and asset advisory services are generally received monthly with quarterly adjustments.
Revenues from sales and trading are recognized when the performance obligation is satisfied and include commissions resulting from equity securities transactions executed as agent and are recorded on a trade date basis. Fees from sales and trading are generally received on a weekly basis.

Lingo segment

Revenues in the Lingo segment are primarily comprised of resale of landline voice services, internet services, mobile voice services, managed services and other ancillary services, as well as the sale of cloud/UC services to enterprises to small-medium size business and residential customers.

Telecommunication service revenues are mostly billed in advance and recognized over the service period in which the transaction price has been determinable and the related performance obligations for services are provided to the customer. Fees charged to customers in advance are initially recorded in the consolidated balance sheets as deferred revenue and then recognized over the service period as the performance obligations are provided. For services billed in arrears, such as usage, revenue is recognized in the period it occurred. Payments on services billed are generally received within thirty days.

For services offered by the Company in the Lingo segment that include third-party providers, the Company evaluates whether it is acting as the principal or as the agent with respect to the goods or services provided to the customer. This principal-versus-agent assessment involves judgment and focuses on whether the facts and circumstances of the arrangement indicate that the goods or services were controlled by the Company prior to transferring them to the customer. To evaluate if the Company has control, it considers various factors including whether it is primarily responsible for fulfillment, bears risk of loss in billing the customer and has discretion over pricing.
magicJack segment

Revenues in the magicJack segment are primarily comprised of subscription services revenues which consist of revenues from the sale of the magicJack access rights; revenues from access rights renewals and mobile apps; revenues from custom, vanity and Canadian phone numbers; and revenues from usage of prepaid international minutes; revenues from access and wholesale charges; and magicJack for Business phones service revenues. Products revenues consist of revenues from the sale of magicJack devices and magicJack for Business phones, including the related shipping and handling fees, if applicable.

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

For services offered by the Company in the magicJack segment that include third-party providers, the Company evaluates whether it is acting as the principal or as the agent with respect to the goods or services provided to the customer. This principal-versus-agent assessment involves judgment and focuses on whether the facts and circumstances of the arrangement indicate that the goods or services were controlled by the Company prior to transferring them to the customer. To evaluate if the Company has control, it considers various factors including whether it is primarily responsible for fulfillment, bears risk of loss in billing the customer, and has discretion over pricing.

Product revenues for hardware and shipping are recognized at the time of delivery. Revenues from sales of devices and services represent revenues recognized from sales of the magicJack devices to retailers or direct to customers, net of returns, and rights to access the Company’s servers over the period associated with the access right period. The transaction price for devices is allocated between equipment and service based on stand-alone selling prices. Revenues allocated to devices are recognized upon delivery (when control transfers to the customer), and service revenue is recognized ratably over the service term. The Company estimates the return of magicJack device direct sales as part of the transaction price using a six-month rolling average of historical returns.
Marconi Wireless segment

Revenues in the Marconi Wireless segment are primarily comprised of revenues from mobile phone voice, text, and data services and other ancillary charges. Products revenues consist of revenues from the sale of mobile phones.

For services offered by the Marconi Wireless segment that include third-party providers, the Company evaluates whether it is acting as the principal or as the agent with respect to the goods or services provided to the customer. This principal-versus-agent assessment involves judgment and focuses on whether the facts and circumstances of the arrangement indicate that the goods or services were controlled by the Company prior to transferring them to the customer.

To evaluate if the Company has control, it considers various factors including whether it is primarily responsible for fulfillment, bears risk of loss in billing the customer, and has discretion over pricing.

Revenues from mobile phone voice, text, and data services are recognized over the service period and are typically billed monthly with payments received within less than thirty days. Product revenues for mobile phones are recognized at the time of delivery with payments received upfront prior to shipping. The Company estimates the return of mobile phones as part of the transaction price using a twelve-month rolling average of historical returns.
UOL segment
Revenues in the UOL segment are primarily comprised of consumer subscription services revenues which consist of revenues from dial-up internet access, email services, and other value-added features. Advertising revenues are primarily derived from search placements and display advertisements associated with our Internet access and email services.

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

Advertising revenues are recognized in the period in which the advertisement is displayed and the period in which the search is placed. Customers are typically billed, and payments generally received, on a monthly basis.

For services offered by the Company in the UOL segment that include third-party providers, the Company evaluates whether it is acting as the principal or as the agent with respect to the goods or services provided to the customer. This principal-versus-agent assessment involves judgment and focuses on whether the facts and circumstances of the arrangement indicate that the goods or services were controlled by the Company prior to transferring them to the customer. To evaluate if the Company has control, it considers various factors including whether it is primarily responsible for fulfillment, bears risk of loss in billing the customer, and has discretion over pricing.
Consumer Products segment
Revenues in the Consumer Products segment primarily consist of the global sales of notebook computer carrying cases and computer accessories. Global sales of consumer goods to customers are subject to contracts that contain a single performance obligation and revenue is recognized at a point in time when control of the product transfers to the customer which is generally upon product shipment. Customers consist primarily of equipment manufacturers, distributors (servicing resellers and corporate end-customers), and retailers. Consignment customers represent retailers that are in possession of the Company’s inventory but that inventory is owned by the Company until sold. As such, consignment revenue is recognized when the retail sale is reported by the customer. Generally, the terms of the contracts for the sale of global goods do not allow for a right of return except for matters related to products with defects or damages. Revenues may be reduced by allowances for advertising and promotion, which generally represent contractual selling incentives offered to customers that will be charged to the Company at a later date. During the years ended December 31, 2025 and 2024, allowances for selling incentives were $16,306 and $17,143, respectively. These allowances are included in accrued expenses and other liabilities in the consolidated balance sheets and consist of rebates that reduce revenue at time of sale. Shipping and handling expenses, which consist primarily of transportation charges incurred to move finished goods to customers, is included in cost of goods sold.

Corporate and All Other
Revenue in the Corporate and All Other category, which is not a reportable segment, includes rental fees through rent-to-own agreements and merchandise sales from the operation of rent-to-own franchise stores, fees from asset management services, interest income on loans receivable, unrealized carried interest on certain investments, revenues from Nogin, an e-commerce, technology platform provider, and revenues from a regional environmental services business in the New York metropolitan area, which was sold in March 2025.
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
Fees from asset management services are recognized over the period the performance obligation for the services are provided. Asset management fees are primarily comprised of fees for asset management services and are generally based on the dollar amount of the assets being managed. Fees from asset management services are generally received upfront.
Revenues for Nogin primarily consist of managed service fees derived from contractually committed gross revenue processed by customers on the Company's e-commerce platform. The Company is acting as an agent in these arrangements and customers do not have the contractual right to take possession of the Company's software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances.
Commerce-as-a-Service (“CaaS”) revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers' inventory or any credit risks relating to the products sold. The Company has concluded the sale of goods and related shipping and handling on behalf of our customers are accounted for as a single performance obligation, while the expenses incurred for actual shipping charges are included in cost of sales. Variable consideration is included in revenue for potential product returns. The Company uses an estimate to constrain revenue for the expected variable consideration at each period end. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of returns. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. The estimated reserve for returns is included on the balance sheets in accrued expenses with changes to the reserve in revenue on the accompanying statements of operations.
The environmental services business engaged in the recycling of scrap and waste materials and dealt primarily in paper products. The business provided processing services that consisted of the receipt of materials from municipalities and commercial entities that are then sorted and then disposed of or sold, using third-party processors as needed. The business’s customer arrangements contained a single obligation to transfer processed, sorted and baled recycled raw materials and revenues prior to the sale were recognized at a point in time as sales when the performance obligation was satisfied. The pricing for recyclable materials fluctuated based upon market conditions and the business had certain arrangements with customers to reduce the risk exposure to commodity pricing volatility through revenue sharing (or processing fee) contracts with municipal customers.
(r) Direct Cost of Services
Direct cost of services relates to service and fee revenues. Direct costs of services include participation in profits under collaborative arrangements in which the Company is a majority participant.
Direct cost of services in the Lingo segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks, servers and data centers, depreciation of network computers and equipment, amortization expense related to licenses, costs related to customer billing and payment processing.
Direct cost of services in the magicJack segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks, servers and data centers, sales fees and commissions associated with phone APP, Amazon and retail sales, depreciation of network computers and equipment, license fees, costs related to customer billing and processing of customer credit cards payment processing.

Direct cost of services in the Marconi Wireless segment include cost of telecommunications, personnel and overhead-related costs associated with operating the Company’s networks, depreciation of network computers and equipment, license fees, costs related to customer billing and processing of customer payments and associated bank fees.
Direct cost of services in the UOL segment include cost of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s networks, servers and data centers, depreciation of network computers and equipment, amortization expense, costs to publish advertising on its websites, third party advertising sales commissions, license fees, costs related to customer billing and processing of customer credit cards and associated bank fees.
Direct cost of services for bebe include cost of rentals and fees for the Company’s rent-to-own stores. Direct cost of services does not include an allocation of the Company’s overhead costs.
Direct cost of services for Nogin include costs directly related to providing services under the master service agreements with customers, which primarily includes service provider costs directly related to processing revenue transactions, marketing expenses and shipping and handling expenses which correspond to marketing and shipping revenues, as well as credit card merchant fees.
(s) Concentration of Risk
Revenues in the Capital Markets, Wealth Management, Lingo, magicJack, Marconi Wireless, and UOL segments are primarily generated in the United States. Revenues in the Consumer Products segment are primarily generated in the United States, Canada, and Europe.
A significant portion of Lingo’s revenues consists of reselling legacy Plain Old Telephone (“POT”) services copper lines from four major nationwide Incumbent Local Exchange Carriers (“ILECs”) to its customers. As ILECs have been decommissioning POT lines and halting new POT services, there is a concentration of risk related to Lingo’s ability to attract new POT service customers which adversely affects Lingo’s financial condition, results of operations, and cash flows. To mitigate this, Lingo has made concerted efforts to transition POT services customers to alternative solutions offered by Lingo.
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
(t) Advertising Expenses
The Company expenses advertising costs, which consist primarily of costs for printed materials, as incurred. Advertising costs totaled $6,909 and $7,206 during the years ended December 31, 2025 and 2024, respectively. Advertising expense is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.
(u) Share-Based Compensation
The Company’s share-based payment awards principally consist of grants of restricted stock, restricted stock units (“RSUs”) and costs associated with the Company’s employee stock purchase plan. Share-based payment awards are classified as either equity or liabilities.
For equity-classified awards, the Company measures compensation cost for the grant of membership interests at fair value on the date of grant and recognizes compensation expense in the consolidated statements of operations over the requisite service or performance period the award is expected to vest. The Company accounts for forfeitures when they occur rather than estimate a forfeiture rate.
The Company grants certain share-based payment awards that are settled in cash and therefore are classified as liabilities. Liability-classified awards are measured at fair value at each reporting date until settlement. Compensation expense is recognized over the requisite service period based on the fair value of the awards. The liability associated with these awards represents the fair value of vested awards for which the requisite service has been rendered but remain unsettled as of the balance sheet date. The fair value of the liability is determined based on the Company’s stock price.
In June 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“Purchase Plan”) which allows eligible employees to purchase common stock through payroll deductions at a price that is 85% of the market value of the common stock on the last day of the offering period. The Company recognizes compensation expense relating to shares offered under the Purchase Plan.
The Company issues newly issued shares of its common stock in connection with awards granted under the Company’s share-based payment arrangements and Purchase Plan.
(v) Income Taxes
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
(w) Foreign Currency Translation

The Company transacts business in various foreign currencies. In countries where the functional currency of the underlying operations has been determined to be the local country’s currency, revenues and expenses of operations outside the United States are translated into United States dollars using average exchange rates while assets and liabilities of operations outside the United States are translated into United States dollars using period-end exchange rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains were $294, and $2,843, during the years ended December 31, 2025 and 2024, respectively. These amounts are included in the “Selling, general and administrative expenses” line item in the Company’s consolidated statements of operations.

(x) Noncontrolling Interests
Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to the Company. The Company’s non-redeemable noncontrolling interest relates to the equity ownership interest of consolidated subsidiaries that it does not own.

The initial fair value of the noncontrolling interest is determined by a weighing of the discounted cash flow method and market approach. The discounted cash flow method utilized five-year discrete projections of the operating results, working capital and depreciation and capital expenditures, along with a residual value subsequent to the discrete period. The five-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated required return on equity for market participants at the time of the analysis. The market approach included significant estimates using guideline public company data to identify an appropriate market multiple of earnings before income taxes in estimating the fair value of the noncontrolling interest. Refer to Note - 20 - Noncontrolling Interests.

(y) Derivatives
Certain contracts may contain explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract. When these embedded features in a contract act in a manner similar to a derivative financial instrument and are not clearly and closely related to the economic characteristics of the host contract, the Company bifurcates the embedded feature and accounts for it as an embedded derivative asset or liability. Embedded derivatives are measured at fair value with changes in fair value reported in the “Other income (expense)” section in our consolidated statements of operations. Refer to Note 18 - Term Loans and Revolving Credit Facility.
(z) Warrant Liabilities
Warrants that do not meet the criteria for equity classification are recorded as liabilities. Warrant liabilities are measured at fair value and included in the “Accrued expenses and other liabilities” line item in the accompanying consolidated balance sheets. Changes in fair value of the warrant liabilities are reported in the “Other income (expense)” section in our consolidated statements of operations. Refer to Note 18 - Term Loans and Revolving Credit Facility and Note 26(b) - Common Stock Warrants.
(aa) Contingent Consideration
Contingent consideration is comprised of contractual earnouts or milestones in connection with the Company’s purchase of businesses and is initially recorded as purchase consideration in the purchase price allocation with a corresponding liability at the acquisition date measured at fair value with valuation methodologies as described in Note 6 - Fair Value Measurements. Subsequent changes in the fair value of contingent consideration during the reporting period are recognized in selling, general and administrative expenses in the Company’s accompanying consolidated statements of operations.
(ab) Transfer of Financial Assets
As discussed in more detail in Note 5 - Discontinued Operations and Assets Held for Sale, the Company’s controlling and noncontrolling equity interest in assets and certain intellectual properties related to the Brands Transaction were contributed and transferred to a securitization financing vehicle in exchange for consideration upon sale. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that preclude it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets. Transfers of assets accounted for as sales are derecognized from the consolidated balance sheets at the time of transfer, and assets and liabilities incurred in connection with transfers reported as sales are initially recognized in the consolidated balance sheets at fair value. Gains and losses stemming from transfers reported as sales are included in the “Income from discontinued operations, net of income taxes” line item in the accompanying consolidated statements of operations.
(ac) Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. In the prior year period, gain on sale of businesses of $306 for the year ended December 31, 2024 was previously included in “Change in fair value of financial instruments and other” and is now included in “Gain on sale and deconsolidation of businesses” line items in the consolidated statements of operations to conform to the current period presentation. In addition, in the prior year period, equity investments of $85,487 as of December 31, 2024 was previously included in “Prepaid expenses and other assets” and is now included in “Equity investments” line item in the consolidated balance sheets to conform to the current period presentation. Certain prior-year amounts have also been reclassified to conform to the current-year’s presentation as a result of discontinued operations and held for sale; see Note 5 - Discontinued Operations and Assets Held for Sale. These reclassifications had no effect on previously reported net income (loss), total assets, total liabilities, or stockholders’ equity (deficit).

(ad) Recent Accounting Standards
Not yet adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other Internal Use Software. This ASU was issued to modernize the accounting for software costs by removing references to prescriptive and sequential software development stages and providing an updated framework for capitalizing internal software costs. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company has not yet adopted this update and is currently evaluating the effect this new standard will have on its financial position and results of operations.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that simplifies the estimation of credit losses on accounts receivable and contract assets arising from transactions accounted for under ASC 606 - Revenue from Contracts with Customers by assuming that current conditions as of the balance sheet date do not change for the remaining life of these assets when estimating expected credit losses. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The adoption of this ASU is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.
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
Recently adopted
On January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures on a prospective basis. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and requires companies to provide more information about the reconciling items in some categories if a quantitative threshold is met. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.
NOTE 3 — VARIABLE INTEREST ENTITIES
On August 21, 2023, in connection with the FRG take-private transaction, one of the Company’s subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Kahn Borrower”) entered into an amended and restated a promissory note as discussed further in Note 7 - Securities and Other Investments Owned and Securities Sold Not Yet Purchased and Note 10 - Loans Receivable, At Fair Value. The Company was not involved in the design of the Kahn Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Kahn Borrower that significantly impact the economics of the Kahn Borrower. Since the Company does not have the power to direct the activities of the Kahn Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Kahn Borrower. The promissory note is included in “Loans receivable, at fair value” in the Company’s accompanying consolidated financial statements and is a variable interest in accordance with the accounting guidance. As of

December 31, 2025 and 2024, the maximum amount of loss exposure to the VIE on a fair value basis was $1,835 and $2,057, respectively.
The Company has entered into agreements to provide investment banking and advisory services to numerous investment funds (the “Funds”) that are considered variable interest entities under the accounting guidance.
The Company earns fees from the Funds in the form of placement agent fees and carried interest. For placement agent fees, the Company receives a cash fee of generally 7% to 10% of the amount of raised capital for the Funds and the fee is recognized at the time the placement services occurred. The Company receives carried interest as a percentage allocation (8% to 15%) of the profits of the Funds as compensation for asset management services provided to the Funds and it is recognized under the ownership model of ASC 323 - Investments - Equity Method and Joint Ventures as an equity method investment with changes in allocation recorded currently in the results of operations. As the fee arrangements under such agreements are arm’s length and contain customary terms and conditions and represent compensation that is considered fair value for the services provided, the fee arrangements are not considered variable interests and accordingly, the Company does not consolidate such VIEs.
Placement agent fees attributable to such arrangements during the years ended December 31, 2025 and 2024 were zero and $866, respectively, and are included in the “Services and fees” line item in the accompanying consolidated statements of operations.
The carrying amounts included in the Company’s consolidated financial statements related to variable interests in VIEs that were not consolidated are shown below.

	December 31, 2025	December 31, 2024
Loans receivable, at fair value	$17,294	$28,193
Other assets	3,500	3,359
Maximum exposure to loss	$20,794	$31,552
Bicoastal Alliance, LLC (“Bicoastal”)
On May 3, 2024, as part of the acquisition of Nogin, the Company acquired a 50% equity interest in Bicoastal through a wholly owned subsidiary of Nogin. Bicoastal is a holding company designed to manage the investments, including strategy and operations, for two brand apparel operating companies. The Company determined Bicoastal is a variable interest entity as it does not have sufficient resources to carry out its management activities without additional financial support. The Company determined that it has the power to direct the activities that most significantly impact Bicoastal’s economic performance, has more equity capital at risk, and is expected to continue to fund operations. Therefore, the Company determined that it is the primary beneficiary of Bicoastal and has reported its investment in the assets and liabilities in the accompanying consolidated balance sheets and consolidated its results into the Company’s consolidated statements of operations.
On August 14, 2024, Bicoastal entered into an agreement to acquire the remaining 50% equity interest upon paydown of a $700 note payable to the noncontrolling interest noteholder with a final repayment date and equity ownership interest transfer date of June 30, 2025.
On March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors (“ABC”), (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provides the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company will no longer control or own the assets of Nogin or have any remaining or future obligations to Nogin’s creditors. The results of operations were deconsolidated on March 31, 2025 and are no longer reported in the Company’s financial statements after March 31, 2025. Management does not expect any recovery of the Company’s investment in Nogin. Subsequent to March 31, 2025, certain of Nogin’s creditors filed an involuntary petition for relief under chapter 7 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New York and an order for relief was entered to move the ABC to a liquidation. A gain of $28,411 was recognized during the year ended December 31, 2025 from deconsolidation of Nogin, which is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying consolidated statements of operations.

BRC Partners Opportunity Trust (“BRC Trust”)
BRC Trust was formed on January 6, 2025, for the purpose of transferring the assets and liabilities of BRC Partners Opportunity Fund, L.P., a Delaware limited partnership (“BRCPOF”), and liquidating the transferred net assets. BRCPOF transferred its assets and liabilities upon formation of the BRC Trust. The Company determined that the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights and substantially all of the activities are conducted on behalf of the Company and its related parties which own 13.4% and 58.2% (see Note 28 - Related Party Transactions), respectively, of the equity interest in the BRC Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidates the BRC Trust upon formation on January 6, 2025. Additionally, the BRC Trust does not meet the definition of a business and the initial consolidation of the BRC Trust did not result in a gain or loss upon initial consolidation.
The carrying amounts and classification of the assets, liabilities and noncontrolling interest of the BRC Trust as of December 31, 2025 and formation on January 6, 2025, are as follows:

	December 31, 2025	January 6, 2025
Assets
Cash and cash equivalents	$446	$359
Securities and other investments owned, at fair value	682	577
Loans receivable, at fair value	—	10,276
Prepaid expenses and other assets	3,737	3,497
Total assets	$4,865	$14,709

Liabilities
Accrued expenses and other liabilities	$28	$290
Total liabilities	$28	$290

Noncontrolling interest	$4,192	$12,494

B. Riley Securities Holdings, Inc.

On March 10, 2025, a merger subsidiary of the Company's wholly-owned subsidiary B. Riley Securities Holdings, Inc. (“BRSH”) merged with a shell corporation traded on the OTC exchange. The shell corporation survived the transaction as a wholly-owned subsidiary of B. Riley Securities Holdings as more fully described in Note 20 – Noncontrolling interests.

The shell corporation did not meet the definition of a business, since it did not have any assets, liabilities, or operations. The Company concluded that it has a variable interest in the shell corporation on the basis the Company owns substantially all the outstanding common stock in the shell corporation. The shell corporation is a variable interest entity since its equity at risk is considered insufficient to finance its activities without additional support. As a result, the Company was determined to be the primary beneficiary and consolidates the shell corporation. The shell remains dormant, and the Company does not have any obligations to the shell corporation to provide financial support. The consideration paid in connection with the merger consisted of $1,575 of common stock of BRSH, which represented the fair value of the 0.6% of outstanding common stock of BRSH. The Company recognized a loss of $1,575 on the initial recognition of a variable interest entity, which represented the fair value of the noncontrolling interest in BRSH that was issued to the investors in the shell corporation on March 10, 2025.
NOTE 4 — ACQUISITIONS
On May 3, 2024, one of the Company’s wholly owned subsidiaries completed the acquisition of Nogin for a total purchase consideration of approximately $56,370, which consisted of $37,700 in DIP financing and an additional $18,670 in cash consideration. To fund the $18,670 in cash consideration, contemporaneous with the closing, the acquired company issued $15,000 of convertible debt. In accordance with ASC 805, the Company used the acquisition method of accounting for this acquisition. Goodwill of $56,028 and other intangible assets of $17,350, were recorded as a result of the acquisition. The acquisition complements the Company’s principal investments strategy and offers potential growth to the Company’s portfolio of principal investments.
The assets and liabilities of Nogin, both tangible and intangible, were recorded at their estimated fair values as of the May 3, 2024 acquisition date. Acquisition related costs, such as legal, accounting, valuation and other professional fees related to the acquisition of Nogin, were charged against earnings in the amount of $2,425 and included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024. Goodwill recognized from the acquisition of Nogin is tax deductible.
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
NOTE 5 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Assets Held For Sale
Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel Financial Corp. (“Stifel”) for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26,037, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 23.6%, of total assets under management (“AUM”) as of the close of the transaction. A gain of $5,372 was recognized on April 4, 2025 in connection with the completion of the sale and is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying consolidated statements of operations for the year ended December 31, 2025.
Atlantic Coast Recycling
On March 3, 2025, the Company and BR Financial Holdings, LLC (“BRFH”), B. Riley Environmental Holdings, LLC, and other indirect subsidiaries of the Company which included the Atlantic Companies, entered into the MIPA, whereby the interests owned by BRFH and the minority holders were sold to a third party in accordance with the terms of the MIPA on March 3, 2025. The interests were sold to the third party on March 3, 2025 for a purchase price of $102,478, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68,638 to the Company after adjustments for amounts allocated to noncontrolling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68,638 of cash proceeds received by the Company, approximately $22,610 was used to pay interest, fees, and principal on the Credit Facility entered into with Oaktree Capital Management, L.P. (“Oaktree”) on February 26, 2025. A gain of $52,430 was recognized during the year ended December 31, 2025 from this sale which is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying consolidated statements of operations.

The Company determined that the assets and liabilities associated with the Wealth Management and Atlantic Coast Recycling transactions met the criteria under ASC 360, Impairment and Disposal of Long-Lived Assets to be classified as held for sale as of December 31, 2024. The assets and liabilities for both transactions are presented in the consolidated balance sheets as assets held for sale and liabilities held for sale. Operating results from the disposal groups comprising the

Wealth Management business and Atlantic Coast Recycling contributed to the operating incomes of the Wealth Management segment and Corporate and All Other category, respectively, for the year ended December 31, 2025.

Assets and liabilities held for sale consist of the following:

	As of December 31, 2024
	Wealth Management	Atlantic Coast Recycling	Total

Assets Held for Sale
Cash and cash equivalents	$—	$1,324	$1,324
Accounts receivable, net of allowance of $18	—	3,698	3,698
Prepaid expenses and other assets	3,704	2,427	6,131
Operating lease right-of-use assets	512	21,127	21,639
Property and equipment, net	71	22,799	22,870
Goodwill	13,861	3,280	17,141
Other intangible assets, net	2,678	9,242	11,920
Total assets held for sale	$20,826	$63,897	$84,723

Liabilities Held for Sale
Accounts payable	$—	$1,410	$1,410
Accrued expenses and other liabilities	—	13,290	13,290
Operating lease liabilities	525	24,371	24,896
Notes payable	—	1,909	1,909
Total liabilities held for sale	$525	$40,980	$41,505
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
Brands Transaction
On October 25, 2024, the Company completed a transaction whereby the Company contributed and transferred its controlling equity interest in the assets and intellectual properties related to the licenses of Catherine Malandrino, English Laundry, Joan Vass, Kensie Girl, Limited Too and Nanette Lepore (“Six Brands”), which were previously consolidated in the Company’s financial statements, and the noncontrolling equity interests the Company owned in the assets and intellectual properties of Hurley, Justice, and Scotch & Soda (collectively with Six Brands the “Brands Interests”), which the Company had elected to account for the equity investments under the fair value option, into a securitization financing vehicle in exchange for $189,300 in net proceeds. The Company accounted for this transfer of financial assets as a sale. During the year ended December 31, 2024, upon deconsolidation of the Six Brands, the Company recognized a loss on disposal of discontinued operations of $(40,782) and the Company recognized a write-down in the fair value of the equity investments in Hurley, Justice, and Scotch & Soda of $(87,810) that was reported in realized and unrealized (losses) gains on investments in discontinued operations. In addition, the Company’s ownership interest in the Brand Interests will be reported as a noncontrolling equity investment that is estimated to have a nominal value as a result of the liquidation preferences and notes that were issued as part of the secured financing.
Additionally, in connection with the Brands Interests contribution and transfer noted above, the Company entered into a membership interest purchase agreement dated October 25, 2024, whereby the Company’s subsidiary bebe sold its limited liability company equity interests in BB Brand Holdings and BKST Brand Management (the “bebe Brands”), which the Company had elected to account for the equity investments in the bebe Brands under the fair value option for $46,624 in net cash proceeds. During the year ended December 31, 2024 the Company recognized a write-down in fair value of equity investment in the bebe Brands of $(21,386) that is reported in realized and unrealized (losses) gains on investments in discontinued operations below. Upon closing of the bebe Brands sale, proceeds of $22,188 were used to pay off the then outstanding balance of the bebe Credit Agreement in full (see Note 18 - Term Loans and Revolving Credit Facility) and $224 of loan-related pay off expenses. Collectively, the bebe Brands sale and the contribution and transfer of Brands Interest comprise the Brands Transaction.
The Brands Interests and bebe Brands were historically reported within Corporate and All Other category - generating operating revenues from the Company’s majority owned subsidiary that licenses the trademarks and intellectual properties from Six Brands. The bebe Brands equity investments also generated other income from dividends the Company received from the equity ownership of investments that range from 10% to 50% in companies that license the trademark and intellectual property of bebe and Brookstone brands (equity ownership of bebe stores, inc., our majority owned subsidiary).
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
Great American Group
On October 13, 2024, the Company entered into an equity purchase agreement, (the “Equity Purchase Agreement”), to sell 52.6% ownership stake in the Appraisal and Valuation Services, Real Estate, and Retail, Wholesale & Industrial Solutions businesses (collectively, the “Great American Group”) to Oaktree. Subject to the terms and conditions set forth in, the Equity Purchase Agreement, the Company conducted an internal reorganization and contributed all of the interests in the “Great American Group” to Great American Holdings, LLC, a newly formed holding company (“GA Holdings”). At the closing on November 15, 2024, (i) Oaktree received (a) all of the outstanding class A preferred limited liability units of GA Holdings (which will have a 7.5% cash coupon and a 7.5% payment-in-kind coupon) (the “Class A Preferred Units”) and (b) common limited liability units of GA Holdings (the “Common Units”) representing 52.6% of the issued and outstanding common limited liability units in GA Holdings for a purchase price of approximately $203,000 (with an initial liquidation preference of approximately $203,000). The Company retains (a) 93.2% of the issued and outstanding class B preferred limited liability company units of GA Holdings (which will have a 2.3% payment-in-kind coupon and an initial aggregate liquidation preference of approximately $183,000) (the “Class B Preferred Units”) and (b) 44.2% of the issued and outstanding Common Units. The remaining 6.8% of issued and outstanding Class B Preferred Units and 3.2% of issued and outstanding Common Units will be held by certain minority investors. The Company will account for its noncontrolling equity interest in GA Holdings using the equity method of accounting (refer to Note 11 - Equity Method Investments) with its carrying value included in the “Equity investments” line item in the accompanying consolidated balance sheets.
The Great American Group, which was historically reported within the Auction and Liquidation segment (providing auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property, and real property) and within the Financial Consulting segment (offering bankruptcy, financial advisory, forensic accounting, real estate consulting, and valuation and appraisal services) were divested. The Company recorded a net gain of $258,286 to the “Income from discontinued operations, net of income taxes” line item in the accompanying consolidated statements of operations during the fourth quarter of fiscal year 2024. The net after-tax proceeds from this transaction were used to repay certain debt obligations and focus on the core operating subsidiaries.
The Company analyzed the quantitative and qualitative factors relevant to the sale of the Great American Group, including the significance of the operating income generated from the appraisal, real estate consulting and auction and liquidation operations to the overall net income (loss), net (loss) income per share, and net assets, and determined that those conditions for discontinued operations presentation had been met. As such, the results of operations and cash flows of that business are reported as discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 2024.

Continuing Involvement

In addition to retaining an equity interest accounted for under the equity method of accounting, at the closing of the transaction, the Company entered into a Transition Services Agreement, pursuant to which the Company will provide certain transition services to GA Holdings relating to the Great American Group for a period of up to one year from the closing. Additionally, the Company entered into a credit agreement, pursuant to which an affiliate of the Company, as lender, will provide to GA Holdings, as borrower, a first lien secured revolving credit facility of up to $25,000 for general corporate purposes, subject to the terms and conditions set forth therein, which had an outstanding balance of $1,698 at closing. The Company also entered into promissory notes which totaled $15,332 related to capital requirements for certain retail liquidation engagements that were ongoing as of closing (see Note 28 - Related Party Transactions, GA Holdings).
GlassRatner and Farber
On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber from the Company’s Financial Consulting segment. The aggregate cash consideration paid by the buyers for the interests of GlassRatner and shares of Farber was $117,800, which is based on a target closing working capital amount that is subject to adjustment within 180 days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.
The major classes of assets and liabilities included in discontinued operations were as follows:

	GlassRatner & Farber
	December 31,
	2025	2024
Assets:
Cash and cash equivalents	$—	$8,025
Accounts receivable, net	—	19,704
Prepaid expenses and other assets	2,221	9,222
Operating lease right-of-use assets	—	2,258
Property and equipment, net	—	275
Goodwill	—	30,450
Other intangible assets, net	—	439
Total assets	$2,221	$70,373
Liabilities:
Accounts payable	$—	$1,326
Accrued expenses and other liabilities	830	14,359
Deferred revenue	—	5
Contingent consideration	—	3,092
Operating lease liabilities	—	2,539
Total liabilities	$830	$21,321

Revenues, expenses, and income from discontinued operations for the year ended December 31, 2025 were as follows (in thousands):

GlassRatner & Farber
Year Ended December 31,
2025
Revenues:
Services and fees	$40,575
Operating expenses:
Selling, general and administrative expenses	34,205
Operating income	6,370
Other income (expense):
Interest income	7
Gain on disposal of discontinued operations	66,795
Interest expense	(1,866)
Income from discontinued operations before income taxes	71,306
Provision for income taxes	(465)
Income from discontinued operations, net of income taxes	$70,841

Revenues and income (loss) from discontinued operations were as follows (in thousands):

	Year Ended December 31, 2024
	Brands Transaction	Great American Group	GlassRatner & Farber	Total
Revenues:
Services and fees	$14,755	$80,612	$92,176	$187,543
Sale of goods	—	21,574	—	21,574
Total revenues	14,755	102,186	92,176	209,117
Operating expenses:
Direct cost of services	—	24,363	—	24,363
Cost of goods sold	—	17,992	—	17,992
Selling, general and administrative expenses	3,071	52,425	70,367	125,863
Total operating expenses	3,071	94,780	70,367	168,218
Operating income	11,684	7,406	21,809	40,899
Other income (expense):
Interest income	—	6	21	27
Dividend income	32,568	—	—	32,568
Realized and unrealized (losses) gains on investments	(109,196)	—	—	(109,196)
Losses on extinguishment of loans and other	(434)	—	(163)	(597)
(Loss) gain on disposal of discontinued operations	(40,782)	258,286	—	217,504
Interest expense	(2,274)	(30,089)	—	(32,363)
(Loss) income from discontinued operations before income taxes	(108,434)	235,609	21,667	148,842
Provision for income taxes	(1,212)	(48)	(112)	(1,372)
(Loss) income from discontinued operations, net of income taxes	$(109,646)	$235,561	$21,555	$147,470
Interest expense for discontinued operations is based upon the amount of debt that was required to be repaid as a result of the Brands Transaction and Great American Group transaction described above and amounted to $32,363 for the year ended December 31, 2024.
Cash flows from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash from discontinued operations provided by (used in):
Operating activities	$20,156	$42,907
Investing activities	114,032	400,038
Financing activities	(142,715)	(447,562)
Effect of foreign currency on cash	502	(2,636)
Net decrease in cash, cash equivalents and restricted cash	$(8,025)	$(7,253)

Supplemental disclosures from cash flows were as follows (in thousands):

	Year Ended December 31,
Supplemental disclosures from cash flows:	2025	2024
Interest paid - Continuing Operations	$95,174	$210,349
Interest paid - Discontinued Operations	1,866	29,949
Interest paid - Total	$97,040	$240,298
Taxes paid - Continuing Operations	$5,227	$4,751
Taxes paid - Discontinued Operations	—	2,173
Taxes paid - Total	$5,227	$6,924
NOTE 6 — FAIR VALUE MEASUREMENTS
The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2025 and 2024.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2025 Using
	Fair value at December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$304,422	$233,199	$—	$71,223
Partnership interests and other investments	40,082	—	—	40,082
Corporate bonds	31,751	—	31,751	—
Other fixed income securities	4,373	2,957	1,416	—
Total securities and other investments owned	380,628	236,156	33,167	111,305
Loans receivable, at fair value	26,303	—	—	26,303
Total assets measured at fair value	$406,931	$236,156	$33,167	$137,608

Liabilities:
Securities sold not yet purchased:
Equity securities	$9,342	$9,342	$—	$—
Corporate bonds	467	—	467	—
Total securities sold not yet purchased	9,809	9,342	467	—
Liability-classified warrants	6,400	—	—	6,400
Total liabilities measured at fair value	$16,209	$9,342	$467	$6,400

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2024 Using
	Fair value at December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$165,408	$124,892	$—	$40,516
Corporate bonds	29,027	25,461	3,566	—
Other fixed income securities	4,923	—	4,923	—
Total securities and other investments owned	199,358	150,353	8,489	40,516
Loans receivable, at fair value	90,103	—	—	90,103
Total assets measured at fair value	$289,461	$150,353	$8,489	$130,619

Liabilities:
Securities sold not yet purchased:
Corporate bonds	$1,891	$—	$1,891	$—
Other fixed income securities	3,784	—	3,784	—
Total securities sold not yet purchased	5,675	—	5,675	—
Contingent consideration	4,538	—	—	4,538
Total liabilities measured at fair value	$10,213	$—	$5,675	$4,538
As of December 31, 2025 and 2024, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $137,608 and $130,619, respectively, or 8.1% and 7.3%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The fair value for individual Level 3 financial assets and liabilities have various financial inputs which include multiple of sales, the market price of related securities, annualized volatility, discount rates, recovery rates and expected term inputs that may change at each reporting period and result in an increase or decrease in the valuation of Level 3 financial assets and liabilities.

The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2025 and 2024:

	Fair value at December 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$25,572	Market approach	Multiple of Sales	0.7x - 6.0x	2.3x
			Market price of related security	$2.14 - $12.01	$10.97
	43,101	Monte Carlo simulation	Annualized volatility	120.0% - 148.0%	121.0%
	2,550	Option pricing model	Annualized volatility	46.0% - 115.0%	57.0%
Partnership interests and other investments	40,082	Market approach	Discount rate	—% - 3.5%	0.5%
			Market price of related security	$421.00	$421.00
Loans receivable at fair value	24,468	Discounted cash flow	Discount rate	6.8% - 56.5%	21.0%
	1,835	Market approach	Market price of related security	$8.56	$8.56
Total Level 3 assets measured at fair value	$137,608

Liabilities:
Liability-classified warrants	$6,400	Monte Carlo simulation and Black-Scholes option pricing model	Annualized volatility	85.0%	85.0%
			Discount for lack of marketability	14.7%	14.7%
Total Level 3 liabilities measured at fair value	$6,400
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.

The following table summarizes the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of December 31, 2024:

	Fair value at December 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$34,654	Market approach	Multiple of EBITDA(2)	6.3x	6.3x
			Multiple of Sales	2.1x - 8.0x	3.1x
			Market price of related security	$9.97 - $11.10	$10.76
	5,862	Option pricing model	Annualized volatility	47.0% - 171.0%	87.0%
Loans receivable at fair value	86,150	Discounted cash flow	Discount rate	7.3% - 69.1%	19.7%
	3,953	Market approach	Market price of related security	$9.60 - $16.48	$12.90
Total Level 3 assets measured at fair value	$130,619

Liabilities:
Contingent consideration	$4,538	Discounted cash flow	Discount rate	5.0% - 7.5%	5.0%
Total Level 3 liabilities measured at fair value	$4,538
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.
(2) Multiple of earnings before interest, taxes, depreciation, and amortization (“EBITDA”).

The changes in Level 3 fair value hierarchy during the year ended December 31, 2025 and 2024 are as follows:

	Equity Securities	Partnership Interests And Other Investments	Loans Receivable at Fair Value	Contingent Consideration	Liability-Classified Warrants	Embedded Derivatives
Year Ended December 31, 2025
Level 3 Balance at Beginning of Year	$40,516	$—	$90,103	$4,538	$—	$—
Fair Value Adjustments(1)	(362)	—	(448)	(4,394)	(1,460)	(8,119)
Relating to Undistributed Earnings	—	—	16	—	—	—
Purchases/Originations	372,104	—	117,714	—	7,860	11,244
Sales	(10,586)	—	(10,415)	—	—	—
Settlements / Repayments	(330,449)	—	(170,667)	(144)	—	(3,125)
Transfers in and /or out of Level 3(2)	—	40,082	—	—	—	—
Level 3 Balance at End of Period	$71,223	$40,082	$26,303	$—	$6,400	$—

Change in unrealized gains (losses)(3)	$(339)	$—	$(1,985)	$—	$1,460	$—

Year Ended December 31, 2024
Level 3 Balance at Beginning of Year	$452,581	$—	$532,419	$25,194	$—	$—
Fair Value Adjustments(4)	(349,918)	—	(325,499)	850	—	—
Relating to Undistributed Earnings	20	—	5,420	—	—	—
Purchases/Originations	3,862	—	107,025	—	—	—
Sales	(78,197)	—	(30,936)	—	—	—
Settlements / Repayments	13,245	—	(198,326)	(10,693)	—	—
Transfers in and /or out of Level 3(5)	(1,077)	—	—	(10,813)	—	—
Level 3 Balance at End of Period	$40,516	$—	$90,103	$4,538	$—	$—

Change in unrealized gains (losses)(3)	$(65,839)	$—	$(335,295)	$—	$—	$—

(1)
Fair value adjustments during the year ended December 31, 2025 includes the following: $(362) of realized and unrealized gains (losses) on equity securities is comprised of $(1,493) included in “Trading gains (losses), net” and $1,131 included in “Realized and unrealized gains (losses) on investments”, $(448) of fair value adjustments on loans included in “Fair value adjustments on loans”, $4,394 of realized and unrealized gains related to contingent consideration included in “Selling, general and administrative expenses”, $1,460 of realized and unrealized gains related to liability-classified warrants included in “Change in fair value of financial instruments and other”, and $8,119 of unrealized gains related to embedded derivatives included in “Change in fair value of financial instruments and other” line items in the accompanying consolidated statements of operations.

(2)
At December 31, 2025, investments in certain funds with a fair value of $40,082 was transferred from NAV to Level 3. The transfer occurred because NAV no longer represented fair value due to adjustments implemented by the fund managers. The investment is now valued using a market approach based on recent observable transactions adjusted for specific risk factors.

(3)	For the years ended December 31, 2025 and 2024, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
(4)
Fair value adjustments during the year ended December 31, 2024 includes the following: $(349,918) of realized and unrealized gains (losses) on equity securities is comprised of $(70,437) included in “Trading gains (losses), net” and $(279,481) included in “Realized and unrealized gains (losses) on investments”, $(325,499) of fair value adjustments on loans included in “Fair value adjustments on loans”, and $(850) realized and unrealized losses related to contingent consideration included in “Selling, general and administrative expenses” line items in the accompanying consolidated statements of operations.

(5)
The $10,813 transfer out of Level 3 represents the reclassification of contingent consideration associated with Atlantic Coast Recycling to liabilities held for sale during the year ended December 31, 2024. Refer to Note 5 for more information.

Partnership and investment fund interests valued at NAV were $1,833 and $15,867 as of December 31, 2025 and 2024, respectively.
Beginning in April 2025, the Company entered into purchase agreements with public companies that allow the counterparties to put their convertible preferred stock to the Company from time to time at its discretion (the “Written Puts”) (see Note 30 – Commitments and Contingencies). The Written Puts are recognized at fair value on a recurring basis within the “Accrued expenses and other liabilities” line item on the consolidated balance sheet, with changes in fair value recognized in earnings.
At inception and as of December 31, 2025, the Company determined that the fair value of the Written Put liability is de minimis due to its discount to market prices being advantageous to the Company, and no liability or changes in earnings were recorded on the consolidated balance sheets or consolidated statements of operations, respectively. The Company holds the Written Puts as investments to advantageously monetize the underlying stock and provide capital raising activities for customers. The Company’s exposure is driven primarily by movements in the Issuer’s common stock price, the put writer’s credit, and by assumptions regarding the likelihood and timing of exercise.
Assets and Liabilities Not Measured at Fair Value
The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	Level 2	$—	$—	$28,021	$28,021
Revolving credit facility	Level 2	$6,638	$6,638	$16,329	$16,329
Term loans, net	Level 2	$119,297	$120,931	$199,429	$199,429
Senior notes payable	Level 2	$1,033,782	$681,890	$1,530,561	$769,476
New Notes payable	Level 3	$268,016	$166,796	$—	$—

The carrying values of the Company’s notes payable, revolving credit facility, and term loans approximate their respective estimated fair values because the effective yield of such instrument is consistent with current market rates of interest for instruments of comparable credit risk. The Company used a market approach for estimating the fair value of senior notes payable as they are listed and actively traded on the Nasdaq with sufficient frequency and volume to utilize quoted market prices.

Nonrecurring Fair Value Measurement
The following table presents the carrying amounts of equity securities valued under the measurement alternative that were still held as of the balance sheet date for which a nonrecurring fair value measurement was recorded during the period:

	Fair Value	Level 2	Level 3
As of December 31, 2025
Non-marketable equity securities measured using the measurement alternative	$13,867	$13,739	$128

As of December 31, 2024
Non-marketable equity securities measured using the measurement alternative	$7,294	$7,294	$—
NOTE 7 — SECURITIES AND OTHER INVESTMENTS OWNED AND SECURITIES SOLD NOT YET PURCHASED
The Company’s securities and other investments owned and securities sold not yet purchased consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Securities and other investments owned:
Securities and other investments owned at fair value
Equity securities	$304,422	$165,408
Partnership interests and other investments	40,082	—
Corporate bonds	31,751	29,027
Other fixed income securities	4,373	4,923
Total securities and other investments owned at fair value	380,628	199,358
Partnership interests and other investments at net asset value	1,833	15,867
Equity securities valued under the measurement alternative	64,382	67,100
Total securities and other investments owned	$446,843	$282,325

Securities sold not yet purchased, at fair value:
Equity securities	$9,342	$—
Corporate bonds	467	1,891
Other fixed income securities	—	3,784
Total securities sold not yet purchased, at fair value	$9,809	$5,675
Unrealized gains (losses) on equity securities held at December 31, 2025, includes unrealized gains (losses) of $36,107 and $(48,994) for the years ended December 31, 2025 and 2024, respectively, which is included in the “Realized and unrealized gains (losses) on investments” line item in the accompanying consolidated statements of operations.
The carrying values of equity securities measured under the measurement alternative are as follows:

	December 31, 2025	December 31, 2024
Measurement alternative:
Carrying value	$64,382	$67,100

The following table presents the related adjustments recorded during the twelve months ended December 31, 2025 and 2024 for equity securities measured under the measurement alternative and for those securities with observable price changes:

	Year Ended December 31,
	2025	2024
Upward carrying value changes	$2,515	$1,848
Downward carrying value changes/impairment	$(6,803)	$(2)

Certain equity securities investments in public and private companies are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. The Company accounts for these equity investments at fair value to provide management with a more relevant representation for evaluating risk, performance reporting, market conditions and economic events in earnings on a more timely basis and to provide reporting of the current value of those assets in the consolidated balance sheets. The related summarized financial information included below for purposes of disclosure are presented a quarter in arrears where balance sheet and income statement amounts as of and for the twelve months ended September 30, 2025 and 2024 correspond to amounts as of and for the twelve months ended December 31, 2025 and 2024 of the Company.
Freedom VCM Holdings, LLC Equity Interest and Take-Private Transaction
On August 21, 2023, the Company acquired an equity interest in Freedom VCM Holdings, LLC (“Freedom VCM”) for $216,500 in cash in connection with the FRG take-private transaction. In connection with the closing of the FRG take-private transaction, the Company terminated an investment advisory agreement (the “Advisory Agreement”) with Mr. Kahn. Pursuant to the Advisory Agreement, Mr. Kahn, as financial advisor, had the sole power to vote or dispose of $64,644 of shares of FRG common stock (based on the value of FRG shares as of the closing date of the FRG take-private transaction) held of record by B. Riley Securities, Inc. (“BRS”). Upon the termination of the Advisory Agreement, (i) Mr. Kahn’s right to vote or dispose of such FRG shares terminated, (ii) such FRG shares owned by BRS were rolled over into additional equity interests in Freedom VCM in connection with the FRG take-private transaction, and (iii) Mr. Kahn owed a total of $20,911 to the Company under the Advisory Agreement which amount was added to, and included in, the Amended and Restated Note.
Following these transactions, the Company owned an equity interest of $281,144 (based on the FRG take-private transaction price) or 31% of the outstanding equity interests in Freedom VCM. Also in connection with the FRG take-private transaction, on August 21, 2023 all of the equity interests of BRRII, a majority-owned subsidiary of the Company, were sold to a Freedom VCM affiliate, which resulted in a loss of $78. In connection with the sale, the Freedom VCM affiliate assumed the obligations with respect to the Pathlight Credit Agreement, and the Company entered into a non-recourse promissory note with another Freedom VCM affiliate in the amount of $58,872, with a stated interest rate of 19.74% and a maturity date of August 21, 2033 (the “Freedom Receivables Note”), with payments of principal and interest on the note limited solely to performance of certain receivables held by BRRII.
On December 18, 2023, a wholly owned subsidiary of Freedom VCM entered into a transaction that resulted in the sale of all of the operations of WS Badcock to Conn’s in exchange for the issuance by Conn’s of 1,000,000 shares of Conn’s preferred stock (the “Preferred Shares”). The Preferred Shares issued by Conn’s to Freedom VCM, subject to the terms set forth in the Certificate of Designation, are nonvoting and are convertible into an aggregate of approximately 24,540,295 shares of non-voting common stock of Conn’s, which represented 49.99% of the issued and outstanding shares of common stock of Conn’s which resulted in consideration received by Freedom VCM of approximately $69,900. As a result of the convertible preferred stock having a conversion feature into 49.99% of the common stock of Conn’s, Freedom VCM is considered to have significant influence over Conn’s in accordance with ASC 323, Investments - Equity Method and Joint Ventures. On July 23, 2024, Conn’s filed a Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court. The original $69,900 of consideration that Freedom VCM received from the sale of WS Badcock to Conn’s that was held by Freedom VCM was written off by Freedom VCM after Conn’s bankruptcy filing on July 23, 2024, and there is expected to be no recovery of any value by Freedom VCM.
On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of the bankruptcy filing, the Company no longer had significant influence over Freedom VCM, and the equity investment was written off with a zero balance as of December 31, 2024. On June 1, 2025, the United States Bankruptcy Court for the District of Delaware entered an Order Confirming the Ninth Amended Joint Chapter 11 Plan of Franchise

Group, Inc. and its affiliated debtors pursuant to the FRG Plan. Under the FRG Plan, all equity interests and claims related thereto were cancelled and such equity interest holders, including Freedom VCM as an equity holder of Franchise Group, Inc. will not receive any property or distributions under the FRG Plan. As a result of the FRG Plan, the Company does not expect to receive any proceeds or distributions from the equity investment in Freedom VCM. The bankruptcy filing resulted in the write-off of the equity investment. The change in the fair value of the equity investment resulted in losses of $287,043 for the year ended December 31, 2024, and recorded in the “Realized and unrealized gains (losses) on investments” line item in the accompanying consolidated statements of operations.
The following tables contain summarized financial information with respect to Freedom VCM:

September 30, 2024
Current assets	$871,102
Noncurrent assets	$2,889,334
Current liabilities	$569,281
Noncurrent liabilities	$2,680,178
Equity attributable to investee	$510,977

For the Twelve Months Ended September 30,
2024
Revenues	$3,131,138
Cost of revenues	$1,991,258
Net loss attributable to investees	$(391,385)

Babcock and Wilcox Enterprises, Inc. Equity Investment
The Company owned a 25% and a 29.1% voting interest in Babcock & Wilcox Enterprises, Inc. (“B&W”) as of December 31, 2025 and 2024, respectively, whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W:

	As of September 30,
	2025	2024
Current assets	$479,733	$530,223
Noncurrent assets	$178,151	$274,410
Current liabilities	$400,985	$297,928
Noncurrent liabilities	$489,106	$709,823
Equity attributable to investee	$(232,207)	$(203,694)
Noncontrolling interest	$—	$576

	For the Twelve Months Ended September 30,
	2025	2024
Revenues	$540,535	$878,224
Cost of revenues	$395,857	$721,112
Loss from continuing operations	$(87,475)	$(55,910)
Net loss	$(108,410)	$(59,482)
Net loss attributable to investees	$(108,472)	$(67,019)

As of December 31, 2025 and 2024, the fair value of the investment in B&W totaled $174,011 and $45,012, respectively, and are included in the “Securities and other investments owned, at fair value” line item in the accompanying consolidated balance sheets.
Synchronoss Technologies, Inc. Equity Investment
As of March 2024, the Company no longer had significant influence related to the investment in Synchronoss Technologies, Inc. (“Synchronoss”) since the Company’s voting interest declined below 10% and is no longer entitled to board representation on Synchronoss. The Company elected to account for the equity investment in Synchronoss under the fair value option.
The following tables contain summarized financial information for Synchronoss:

September 30, 2024
Current assets	$77,940
Noncurrent assets	$221,758
Current liabilities	$41,553
Noncurrent liabilities	$210,342
Equity attributable to investee	$47,803

Twelve Months Ended
September 30, 2024
Revenues	$170,789
Cost of revenues	$68,365
Net loss attributable to investees	$(38,283)
As of December 31, 2025 and 2024, the fair value of the equity investment in Synchronoss totaled $3,503 and $7,200, respectively, and are included in the “Securities and other investments owned, at fair value” line item in the accompanying consolidated balance sheets.
Other Equity Investments
As of December 31, 2025, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in three and five private companies at December 31, 2025 and 2024, respectively.

The following table contains summarized financial information for these companies:

	As of September 30,
	2025	2024
Current assets	$23,491	$215,927
Noncurrent assets	$140,981	$572,628
Current liabilities	$22,988	$86,672
Noncurrent liabilities	$66,509	$105,711
Equity attributable to investee	$74,975	$596,172

	For the Twelve Months Ended September 30,
	2025	2024
Revenues	$62,097	$428,564
Cost of revenue and expenses	$11,069	$320,364
Net income (loss) attributable to investees	$7,740	$(43,372)
As of December 31, 2025 and 2024, the fair value of these investments totaled $19,835 and $29,562, respectively, and are included in “Securities and other investments owned” line item in the consolidated balance sheets.
NOTE 8 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of December 31, 2025 and 2024:

	Gross amounts recognized	Gross amounts offset in the Consolidated Balance Sheets(1)	Net amounts included in the Consolidated Balance Sheets	Amounts not offset in the Consolidated Balance Sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of December 31, 2025
Securities borrowed	$114,937	$—	$114,937	$119,872	$—
Securities loaned	$97,321	$—	$97,321	$89,142	$8,179
As of December 31, 2024
Securities borrowed	$43,022	$—	$43,022	$48,429	$—
Securities loaned	$27,942	$—	$27,942	$22,518	$5,424
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Represents the fair value of collateral held/posted which is comprised of financial instruments.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Remaining contractual maturity		Remaining contractual maturity
	Overnight and continuous	Total	Overnight and continuous	Total
Securities lending transactions
Corporate securities - fixed income	$305	$305	$310	$310
Equity securities	114,632	114,632	42,712	42,712
Total borrowings	$114,937	$114,937	$43,022	$43,022
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
Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $5,794 and $66,128 during the years ended December 31, 2025 and 2024, respectively.
NOTE 9 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, from revenue from contracts with customers include the following:

	December 31, 2025	December 31, 2024
Accounts receivable	$52,631	$62,745
Investment banking fees, commissions and other receivables	8,950	12,008
Total accounts receivable	61,581	74,753
Allowance for credit losses	(6,108)	(6,100)
Accounts receivable, net (1)	$55,473	$68,653
(1) The beginning balances of accounts receivable, net, were $68,653 and $81,956 during the years end December 31, 2025 and 2024, respectively.
Additions and changes to the allowance for credit losses consist of the following:

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$6,100	$4,373
Changes to reserve	4,022	3,628
Other adjustments and write-offs	(3,997)	(1,976)
Recoveries	(17)	75
Balance, end of period	$6,108	$6,100

NOTE 10 — LOANS RECEIVABLE, AT FAIR VALUE
Loans receivable consist of the following:

		At Fair Value		Outstanding Principal Balance, Net of Discounts		Outstanding Principal Balance in Excess of Fair Value
	Maturity	December 31,		December 31,		December 31,
	Dates	2025	2024	2025	2024	2025	2024
Related Party Loans Receivable:
Vintage Capital Management, LLC	December 2027	$1,835	$2,057	$224,968	$224,968	$223,133	$222,911
W.S. Badcock Corporation	Loan Sold	—	2,169	—	28,038	—	25,869
Freedom VCM Receivables, Inc.	Loan Sold	—	3,913	—	17,788	—	13,875
Conn’s, Inc.	February 2027	—	38,826	70,425	110,056	70,425	71,230
Torticity, LLC	November 2026	—	—	16,333	16,333	16,333	16,333
Great American Holdings, LLC	Paid Off	—	1,698	—	1,698	—	—
Other related party loans	Various through August 2027	1,000	3,239	1,164	3,239	164	—
Total related party loans receivable		2,835	51,902	312,890	402,120	310,055	350,218

Exela Technologies, Inc.	March 2026	21,415	32,136	21,731	33,396	316	1,260
Norlin EV Limited	December 2025	10	6,065	1,233	6,913	1,223	848
Other loans receivable	Various	2,043	—	7,845	3,575	5,802	3,575
Total loans receivable		$26,303	$90,103	$343,699	$446,004	$317,396	$355,901

During the years ended December 31, 2025 and 2024, the Company recorded realized and unrealized losses of $(448) and $(325,498), respectively, on loans receivable, at fair value, which are reflected in the “Fair value adjustments on loans” line item in the accompanying consolidated statements of operations. The Company has elected to measure loans at fair value to provide management with a more relevant representation for evaluating risk, performance reporting, market conditions and economic events in earnings on a more timely basis and to provide reporting of the current value of those assets in the consolidated balance sheets.

Loans receivable, at fair value on non-accrual and 90 days or greater past due, was $1,835, which represented approximately 7.0% of total loans receivable, at fair value as of December 31, 2025. The principal balance of loans receivable on non-accrual and 90 days or greater past due was $320,285 as of December 31, 2025. Loans receivable, at fair value on non-accrual was $21,222, which represents approximately 23.4% of total loans receivable, at fair value as of December 31, 2024. The principal balance of loans receivable on non-accrual was $321,544 as of December 31, 2024. Interest income for loans on non-accrual and/or 90 days or greater past due is recognized separately from the “Fair value adjustments on loans” line item in the accompanying consolidated statements of operations. The amount of losses included in earnings attributable to changes in instrument-specific credit risk was $(471) and $(323,840) during the years ended December 31, 2025, and 2024, respectively. The gains or losses attributable to changes in instrument-specific risk was determined by management based on an estimate of the fair value change during the period specific to each loan receivable.

The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of December 31, 2025, the Company has outstanding limited guarantee arrangements with respect to B&W as further described in Note 30(b) - Babcock & Wilcox Commitments and Guarantees. In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of December 31, 2025, the Company has not recorded any provision for credit losses on the B&W guarantees, since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure. On June 18, 2025, an amendment was made to the Axos Guaranty (defined below) whereby the Company’s obligations as guarantor were suspended until January 1, 2027. On February 25, 2026, the Axos Guaranty was terminated and is of no further force and effect as further discussed in Note 30 - Commitments and Contingencies - (b) Babcock & Wilcox Commitments and Guarantees.

Vintage Capital Management, LLC Loan Receivable

On August 21, 2023, one of the Company’s subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Brian Kahn (“Mr. Kahn”), amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes the Company’s subsidiary the aggregate principal amount of $200,506, which bears interest at the rate of 12.00% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM, Inc. in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM, Inc.’s equity interests owned by Mr. Kahn, the chief executive officer (“CEO”) and a member of the board of directors of Freedom VCM, Inc. as of December 31, 2023, and his spouse, with a value, based on the transaction price of the take private transaction that included the acquisition of the Franchise Group, Inc. (“FRG”) by a buyer group that included members of senior management of FRG, led by Mr. Kahn, FRG’s then CEO (the “FRG take-private transaction”), of $227,296 as of August 21, 2023.
On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 (“Chapter 11 Cases”) of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code”), which impacted the collateral for this loan receivable. To the extent the loan balance and accrued interest exceed the underlying collateral value of the loan an unrealized loss will be recorded in the consolidated statements of operations. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral.
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
On September 29, 2025, the SEC filed a complaint in the U.S. District Court for the District of New Jersey against Prophecy Asset Management LP (“Prophecy”), Prophecy’s CEO, and Mr. Kahn alleging violations of certain of the antifraud provisions of federal securities laws. On November 10, 2025, news reports and a court filing by the U.S. Attorney’s Office for the District of New Jersey indicated that the U.S. Attorney’s Office has charged Kahn with securities fraud in connection with his activities as a Prophecy sub-adviser. On December 10, 2025, Mr. Kahn pleaded guilty to one count of conspiracy to commit securities fraud.
W.S. Badcock Corporation and Freedom VCM Receivables, Inc. Loans Receivable
On December 20, 2021, the Company entered into a Master Receivables Purchase Agreement (“Badcock Receivables I”) with W.S. Badcock Corporation, a Florida corporation (“WSBC”), which at the time was an indirect wholly owned subsidiary of FRG, which became a subsidiary of Freedom VCM as a result of the transaction on August 21, 2023. The Company paid $400,000 in cash to WSBC for the purchase of certain consumer credit receivables which are small consumer loans issued by WSBC to consumers for the purchase of merchandise sold at WSBC’s stores. On September 23, 2022, the Company’s then majority-owned subsidiary, B. Riley Receivables II, LLC (“BRRII”), a Delaware limited liability company, entered into a Master Receivables Purchase Agreement (“Badcock Receivables II”) with WSBC. This purchase of $168,363 consumer credit receivables of WSBC was partially financed by a $148,200 term loan. During the three months ended March 31, 2023, BRRII entered into Amendment No. 2 and No. 3 to Badcock Receivables II with WSBC for a total of $145,278 in additional consumer credit receivables. The accounting for these transactions resulted in the Company recording a loan receivable from WSBC with the recognition of interest income at an imputed rate based on the cash flows expected to be received from the collection of the consumer receivables that serve as collateral for the loan. The collateral for these loans receivable are the individual consumer credit receivables that were originally issued to WSBC consumers for merchandise sold in WSBC stores and the total amount of collections on these loans receivable is dependent upon their credit performance. These loans receivable are measured at fair value.
On August 21, 2023, all of the equity interests of BRRII were sold to Freedom VCM Receivables, Inc. (“Freedom VCM Receivables”), a subsidiary of Freedom VCM, which resulted in a loss of $78. In connection with the sale, Freedom

VCM Receivables entered into the Freedom Receivables Note in the amount of $58,872, with a stated interest rate of 19.74% per annum and a maturity date of August 21, 2033, with payments of principal and interest on the note limited solely to the performance of certain consumer receivables held by BRRII. This loan receivable is measured at fair value.
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
On February 7, 2025, the Company sold the two loans and recorded net realized losses of $38,100 which is included in the “Fair value adjustments on loans” line item in the accompanying consolidated statements of operations for the year ended December 31, 2025. As such, the Company no longer owned the two loans as of December 31, 2025.
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
On July 23, 2024, Conn’s and certain of its subsidiaries filed voluntary positions for relief under Chapter 11 Cases of Title 11 of the Bankruptcy Code in the Southern District of Texas. The commencement of the Chapter 11 Cases constitutes an event of default that accelerates the repayment obligations of the loan receivable issued to Conn’s. Any efforts to enforce repayment obligations under the Conn’s loan are automatically stayed as a result of the Chapter 11 Cases, and the Company’s rights of enforcement in respect of this loan are subject to the applicable provisions of the Bankruptcy Code. As a result of the Chapter 11 Cases, the Conn’s loan receivable was placed on non-accrual status.
On December 17, 2024, the Company entered into an agreement with the first-lien holder banks of the Conn’s loan receivable to assign the first-lien loan receivable to the Company for consideration of $27,738. The loan receivable was paid in full on January 24, 2025.
Torticity, LLC Loan Receivable
On November 2, 2023, B. Riley Principal Investments, LLC (“BRPI”), a wholly owned subsidiary of the Company, along with other lenders entered into a loan receivable with Torticity, LLC for an aggregate principal amount of $25,000, of which $15,000 was BRPI’s total principal commitment. On November 20, 2023, BRPI transferred the promissory note to B. Riley Commercial Capital, LLC (or “BRCC”), another wholly owned subsidiary of the Company. The loan receivable bore interest at 15.00% per annum paid quarterly at 7.50% per annum in cash and 7.50% per annum payment-in-kind to be capitalized and added to the outstanding principal balance. Subsequent to December 31, 2024, there were amendments to the loan. However, the entire loan remained impaired with no fair value at December 31, 2025, and there has been no interest income on the loan receivable during 2025.

Great American Holdings, LLC Loan Receivable
On November 15, 2024, BRCC entered into a senior secured revolving credit and guaranty agreement with GA Holdings. On February 26, 2025, the senior secured revolving credit and guaranty agreement was transferred to BRF Finance Co., LLC (or “BRF”), a wholly owned subsidiary of the Company. BRF’s initial revolving commitment was $25,000 with a maturity date of November 15, 2025. As subsequently amended, the revolving commitment was revised to $40,000 for the period March 10, 2025 to June 30, 2025 and reduced back to $25,000 from July 1, 2025 until the maturity date. The senior secured revolving credit bears interest at the Term SOFR rate, as defined in the agreement, plus an applicable rate of 4.75% per annum.
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
NOTE 11 — EQUITY METHOD INVESTMENTS
Equity investments consist of the following:

	December 31, 2025		December 31, 2024
	Percentage Ownership	Investment Balance	Percentage Ownership	Investment Balance
Investments accounted for under the equity method:
Great American Holdings, LLC	38.4%	$83,349	44.2%	$82,462
SW-B. Riley Retail Opportunity Fund	22.6%	7,084	10.7%	3,025
Total equity method investments		$90,433		$85,487
Equity investments that are accounted for under the equity method of accounting are included in the “Equity investments” line item in the accompanying consolidated balance sheets. The Company’s share of earnings or losses from equity method investees is included in the “Income from equity investments” line item in the accompanying consolidated statements of operations.
The summarized financial information with respects to the equity method investments noted below for purposes of disclosure are presented a quarter in arrears whereas balance sheet and income statement amounts as of and for the year ended September 30, 2025 corresponds to amounts as of and for the year ended December 31, 2025 (unless otherwise indicated for partial-year periods).
Great American Holdings, LLC
On November 15, 2024, the Company completed the sale of a majority interest in GA Holdings to Oaktree (the “Great American Transaction”). Upon completion of the sale, the Company retained a minority ownership interest in the Class A common units of GA Holdings. GA Holdings operations include appraisal and valuation services, real estate, and retail, wholesale & industrial auction and liquidation services to help clients dispose of assets that include multi-location retail inventory, wholesale inventory, trade fixtures, machinery and equipment, intellectual property and real property. GA Holdings has three classes of equity interests which include common interests, Class A preferred interests and Class B preferred interests. The Company accounts for its investment in GA Holdings under the equity method of accounting with a three-month lag.
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
Based on the terms of the limited liability agreement, we recorded equity in net income attributable to GA Holdings using the HLBV method of $887 for the twelve months ended December 31, 2025.

The following tables contain summarized financial information with respect to GA Holdings:

September 30, 2025
Current assets	$58,177
Noncurrent assets	$283,238
Current liabilities	$51,024
Noncurrent liabilities	$518
Mezzanine equity - preferred units	$279,097
Equity attributable to investee	$10,776

November 15, 2024 to
September 30, 2025

Revenue	$153,402
Cost of revenue and expenses	$140,498
Net income attributable to investee	$12,904
GA Joann Retail Partnership, LLC
On February 27, 2025, the Company contributed capital and certain financial support in the form of cash and subordinated debt in exchange for a 47.4% minority ownership interest in Joann Retail. Joann Retail’s operations include the acquisition and liquidation of Joann Inc’s (and its subsidiaries) retail assets. Joann Retail has two classes of equity interest which include voting Class A and nonvoting Class B interests.
The Company accounts for its investment in Joann Retail under the equity method of accounting under which the Company accounts for its investment on a three-month lag to determine the allocation of profits and losses. For the year ended December 31, 2025, the Company recorded equity method losses in the amount of $1,714 in its consolidated statements of operations, which corresponds to the equity method investment’s operating results for the twelve months ended September 30, 2025.
As of December 31, 2025, the Company’s investment in Joann Retail was zero as the Company had fully recovered its initial investment of $6,163 in Joann Retail. The Company’s investment in Joann Retail is adjusted for the Company’s proportionate share of equity method income or losses and of cash distributions received during the year ended December 31, 2025. The Company received $35,392 in excess of the Company’s investment balance during the year ended December 31, 2025, and the distributions received in excess of the investment balance are recognized as other income and included in the “Income from equity investments” line item in the accompanying consolidated statements of operations.
The following tables contain summarized financial information with respect to Joann Retail:

September 30, 2025
Current assets	$27,415
Noncurrent assets	$—
Current liabilities	$27,415
Equity attributable to investee	$—

February 27, 2025 to
September 30, 2025
Revenue	$92,196
Cost of revenue and expenses	$26,021
Net income attributable to investee	$66,175

SW-B. Riley Retail Opportunity Fund (“SW-B. Retail”)
At December 31, 2024, the Company’s ownership percentage in SW-B. Retail was approximately 10.7% and increased to 22.6% as of December 31, 2025 with the consolidation of BRC Trust as discussed in Note 3 - Variable Interest Entities and Note 20 - Noncontrolling Interests. For the years ended December 31, 2025 and 2024, the Company recorded equity method income of $431 and $31, respectively.
NOTE 12 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	December 31, 2025	December 31, 2024
Inventory, net	$48,020	$63,004
Rental merchandise, net	13,372	15,084
Prepaid expenses	23,148	22,979
Unbilled receivables	2,727	3,387
Income tax receivable	18,673	9,172
Other receivables, net	12,394	27,853
Other assets	10,316	15,950
Prepaid expenses and other assets	$128,650	$157,429
Unbilled receivables represent the amount of mobile handsets in the Marconi Wireless and Lingo segments. Other receivables primarily consist of interest receivables on loans and advances to financial advisors, net. Other assets primarily consist of deposits, contract costs and finance lease assets.
NOTE 13 — PROPERTY AND EQUIPMENT
Property and equipment, net, consists of the following:

	Estimated Useful Lives	December 31, 2025	December 31, 2024
Leasehold improvements	1 to 15 years	$13,635	$14,099
Machinery, equipment and computer software	1 to 15 years	30,829	28,719
Furniture and fixtures	3 to 5 years	3,832	4,937
Total		48,296	47,755
Less: Accumulated depreciation and amortization		(30,690)	(29,076)
		$17,606	$18,679
Depreciation expense was $6,974 and $10,017 during the years ended December 31, 2025 and 2024, respectively.

NOTE 14 — GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill at December 31, 2025 and December 31, 2024 was $392,687. Goodwill is comprised of $158,834 for the Capital Markets Segment, $37,334 for the Wealth Management Segment, $71,551 for the Lingo Segment, $106,461 for the magicJack Segment, $128 for the Marconi Wireless Segment, $15,727 for the UOL Segment, and $2,652 in the Corporate and All Other category. Goodwill is net of accumulated impairment losses of $137,445, of which $79,781 and $57,664 were recorded in the Consumer Products and Corporate and All Other category, respectively, prior to December 31, 2024.

	Capital Markets	Wealth Mgmt.	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corp. & All Other	Total(1)
Balance as of December 31, 2023	$159,366	$51,195	$71,551	$106,461	$128	$15,727	$26,681	$5,932	$437,041
Changes in goodwill during the year:
Acquisition of other businesses	—	—	—	—	—	—	—	56,028	56,028
Goodwill impairment	—	—	—	—	—	—	(26,681)	(57,664)	(84,345)
Reclassified as held for sale	—	(13,861)	—	—	—	—	—	(3,280)	(17,141)
Other	(532)	—	—	—	—	—	—	1,636	1,104
Balance as of December 31, 2024	$158,834	$37,334	$71,551	$106,461	$128	$15,727	$—	$2,652	$392,687
(1) There were no changes to goodwill by segment as of and during the year ended December 31, 2025.
During the year ended December 31, 2025, there were no changes in goodwill. During the year ended December 31, 2024, the changes in goodwill included $1,636 related to certain purchase price accounting adjustments as described in Note 4 - Acquisitions, and $(532) related to the sale of certain assets. The decrease in goodwill for the year ended December 31, 2024 was related to the Nogin goodwill impairment of $(57,664) in the Corporate and All Other category, and the Targus goodwill impairment of $(26,681) in the Consumer Products segment, and the reclassification of goodwill in the Wealth Management segment to Held for sale of $(13,861) related to the sale of the Company’s (W-2) Wealth Management business, and $(3,280) for Reval in the Corporate and All Other category as discussed in Note 5 - Discontinued Operations and Assets Held for Sale, partially offset by $56,028 from the Nogin acquisition in the Corporate and All Other category as discussed in Note 4 - Acquisitions.

Intangible assets consisted of the following:

		As of December 31, 2025			As of December 31, 2024
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Intangibles Net	Gross Carrying Value	Accumulated Amortization	Intangibles Net
Amortizable assets:
Customer relationships	1 to 16	$240,780	$(148,015)	$92,765	$240,780	$(126,182)	$114,598
Domain names	7	170	(170)	—	170	(170)	—
Advertising relationships	8	755	(247)	508	100	(100)	—
Internally developed software and other intangibles	0.5 to 10	28,597	(26,116)	2,481	29,042	(23,225)	5,817
Trademarks	3 to 10	19,950	(12,014)	7,936	19,950	(10,019)	9,931
Total		290,252	(186,562)	103,690	290,042	(159,696)	130,346

Non-amortizable assets:
Tradenames		14,600	—	14,600	16,100	—	16,100
Total intangible assets		$304,852	$(186,562)	$118,290	$306,142	$(159,696)	$146,446
Intangible assets related to tradenames is net of accumulated impairment losses of $22,000, of which $20,500 was recorded prior to December 31, 2024 and $1,500 was recorded during the year ended December 31, 2025 in the Consumer Products segment.
Amortization expense was $27,218 and $34,915 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, estimated future amortization expense was $24,554, $23,272, $20,096, $15,470, $11,167 during the years ended December 31, 2026, 2027, 2028, 2029 and 2030, respectively. The estimated future amortization expense after December 31, 2030 was $9,131.
The Company performs impairment tests for goodwill and intangible assets with an indefinite life as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units below their carrying values. As a result of the current financial performance of the Company’s Targus subsidiary, which comprises the reporting unit of all the operations within the Consumer Products segment as well as current market conditions in the personal computer market for computers and accessories, the Company updated its long-term forecasts for the reporting unit. In performing the annual review of goodwill and other intangible assets at December 31, 2025, the Company elected to bypass the qualitative assessment and proceed directly to performing the quantitative assessment. Based on the procedures performed, the Company concluded that there was no goodwill impairment during the year December 31, 2025. The Company performed an interim quantitative assessment of intangible assets with an indefinite live as of June 30, 2025, and based on the results of the analysis, the Company recorded a non-cash impairment charge related to the Targus tradename of $1,500, which was recorded in impairment of tradenames in the accompanying consolidated statements of operations during the year ended December 31, 2025.

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

In performing the annual review of goodwill and other intangible assets at December 31, 2024, qualitative factors indicated it could be more likely than not that the carrying value of goodwill and other intangible assets for the Corporate and All Other reporting unit related to Nogin could be impaired and the tradename for the Targus reporting unit could be impaired. For the Consumer Products reporting unit related to Targus, there were also qualitative factors in performing the interim analysis at June 30, 2024 that indicated it could be more likely than not that the carrying value of Targus goodwill and tradename for the Consumer Products reporting unit could be impaired. As more fully described below, based on the results of this analysis, the Company recorded non-cash impairment charges of $105,373 during the year ended December 31, 2024, which included impairment charges related to (a) indefinite lived assets of $84,345 related to goodwill and $5,000 related to tradenames and (b) $16,028 related to finite-lived intangible assets for customer relationships, internally developed software and other intangible assets, and trademarks.
Due to challenges in executing Nogin’s growth plans operating results in the fourth quarter of 2024 were impacted and Nogin’s long-term forecasts were updated. A goodwill impairment charge of $57,664 was recognized in the Corporate and All Other reporting unit related to Nogin at December 31, 2024. The Company’s Targus subsidiary, which is included in the Consumer Products segment, experienced lower than expected revenues in the fourth quarter of 2024 from market conditions in the personal computer market for computers and accessories and long-term forecasts for revenues were updated. An impairment charge for the tradename of $4,000 was recognized at December 31, 2024. At June 30, 2024, qualitative factors indicated that the carrying value of goodwill and tradename for the Company’s Targus subsidiary were impaired as operating results during the six months ended June 30, 2024 were impacted by market conditions in the personal computer market for computers and accessories, the Company revised its long-term forecasts. Based on the results of the analysis, the Company recorded a non-cash impairment charge for goodwill of $26,681 and a tradename impairment charge of $1,000 at June 30, 2024. The Company also recorded an impairment charge for finite-lived intangible assets of $16,028 for customer relationships, internally developed software and other intangible assets, and trademarks related to Nogin as of December 31, 2024. These impairment charges have been recorded in impairment of goodwill and other intangible assets in the accompanying consolidated statements of operations during the year ended December 31, 2024.

Goodwill and tradename were measured at fair value on a nonrecurring basis as part of the interim and annual impairment tests during 2024. The estimated fair value of Nogin and Targus were calculated using a weighted-average of values determined using an income approach and a market approach for each reporting unit. The income approach involves estimating the fair value of each of the reporting units by discounting its estimated future cash flows using discount rates that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities for each reporting unit. In order to estimate the fair value of goodwill and tradename, management must make certain estimates and assumptions that affect the total fair value of each of the reporting units including, among other things, an assessment of market conditions, projected cash flows, discount rates, and growth rates. The approximate inputs for the fair value calculations of the reporting units included (a) a growth rate of 3% to calculate the terminal value and a discount rate of 16% for the Nogin reporting unit and (b) a growth rate of 4% to calculate the terminal value and a discount rate of 16% for the Consumer Products reporting unit related to Targus. Management’s estimates of projected cash flows each of the reporting units include, but are not limited to, future earnings of each of the reporting units using revenue growth rates, gross margins, and other cost assumptions consistent with the reporting unit’s historical trends, and working capital requirements and future capital expenditures necessary to fund future operations. The assumptions in the fair value measurements of each of the reporting units reflect the current market environment, industry-specific factors and company-specific factors.

NOTE 15 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31, 2025	December 31, 2024
Accrued payroll and related expenses	$58,422	$50,957
Dividends payable	611	2,534
Income taxes payable	697	2,997
Other tax liabilities	14,439	16,184
Contingent consideration	—	4,538
Accrued expenses	45,154	51,695
Other liabilities	35,457	56,840
Accrued expenses and other liabilities	$154,780	$185,745
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, accrued legal fees and finance lease liabilities.
NOTE 16 — LEASING ARRANGEMENTS
Operating Leases
The Company’s operating lease assets primarily represent the lease of office space and facilities where the Company conducts its operations. Additional information related to operating leases is presented in the tables below:

	December 31, 2025	December 31, 2024
Weighted average lease term in years	3.7	4.2
Longest operating lease term in years	6.4	7.4
Weighted average discount rate	6.61%	6.67%

	Year Ended
	December 31, 2025	December 31, 2024
Operating lease expense (1)	$17,443	$22,330
Operating lease expense attributable to variable lease expense (1)	$1,995	$2,455
Sublease income (1)	$(2,662)	$(2,299)
Short-term lease expense (1)	$4,459	$333
Cash payments against operating lease liabilities (2)	$21,793	$24,171
Non-cash lease expense transactions (2)	$2,000	$6,057
(1) Operating lease expense is included in selling, general and administrative expenses in the consolidated statements of operations.
(2) Cash flows from operating leases are classified as net cash flows from operating activities in the accompanying consolidated statements of cash flows.

As of December 31, 2025, maturities of operating lease liabilities were as follows:

Operating Leases
Year ending December 31:
2026	$15,404
2027	11,221
2028	9,431
2029	5,522
2030	2,777
Thereafter	1,612
Total lease payments	45,967
Less: imputed interest	(5,065)
Total lease liability	$40,902
Finance Leases
The Company’s financing lease assets primarily represent the lease of vehicles for the Company’s subsidiary bebe. As of December 31, 2025 and 2024, finance lease assets of $4,254 and $3,538 are included in prepaid expenses and other assets with the related liabilities of $4,559 and $3,723 included in accrued expenses and other liabilities in the accompanying consolidated balance sheets, respectively.
As of December 31, 2025, the Company had additional executed office leases that had not commenced yet with minimum lease payments of $5,839. These leases are expected to commence in the first quarter of 2026 with lease terms of two to eight years. The table above excludes these payments as the Company does not recognize the right-of-use assets and lease liabilities until such assets become available to the Company upon lease commencement.
As of December 31, 2024, the Company did not have any significant leases executed but not yet commenced.
NOTE 17 — NOTES PAYABLE
Notes payable consist of the following:

December 31, 2024
Nogin convertible note	$15,242
Bicoastal note	400
FocalPoint deferred cash consideration	12,408
Subtotal	28,050
Less: Unamortized debt discount	(29)
Total notes payable, net	$28,021
On May 3, 2024, upon closing of the acquisition of Nogin, Nogin entered into a secured convertible promissory note agreement, pursuant to which Nogin is obligated to repay a $15,000 secured convertible promissory note and a $242 contingent interest note. The notes had an aggregate principal amount of $15,242 as of December 31, 2024, bear interest at an annual rate of 10.0%, and mature on May 3, 2027. On March 31, 2025, the Company signed a Deed of ABC, and the notes were no longer an obligation of the Company. Notes payable as of December 31, 2024 also included $12,408 related to deferred cash consideration owed to the sellers of FocalPoint, which was paid in full in January 2025. Interest expense was $426 and $1,640 during the years ended December 31, 2025 and 2024, respectively.

NOTE 18 — TERM LOANS AND REVOLVING CREDIT FACILITY
Term loans and revolving credit facilities are comprised of the following:

	December 31, 2025		December 31, 2024
	Interest Rate	Principal	Interest Rate	Principal

Term Loans:
Lingo Term Loan	—	$—	7.91%	$52,925
Nomura Term Loan	—	—	11.52%	122,538
BRPAC Term Loan	6.83%	64,000	7.42%	30,106
Oaktree Term Loan	11.82%	64,117	—	—
Subtotal		128,117		205,569
Less: Unamortized debt issuance costs and discount		(8,820)		(6,140)
Total Term Loans		$119,297		$199,429

	December 31, 2025		December 31, 2024
	Weighted Average		Weighted Average
	Interest Rate	Principal	Interest Rate	Principal
Revolver Loan:
Targus Revolver Loan	7.20%	$6,638	10.39%	$16,329
Oaktree Credit Agreement
On February 26, 2025, the Company and BRFH (“BRFH Borrower”) entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent. The new credit agreement provided for (i) a three-year $125,000 secured term loan credit facility (the “Oaktree Term Loan”) and (ii) a four-month $35,000 secured delayed draw term loan credit facility (the “Delayed Draw Facility” and, together with the Oaktree Term Loan, the “Credit Facility”). The Oaktree Term Loan matures on the earliest of (i) February 26, 2028, and (ii) a springing maturity date 91 days prior to the maturity of any series of bonds, notes or bank indebtedness of the Company or the BRFH Borrower (other than the Company’s 6.375% Senior Notes due February 28, 2025 and the Company’s 5.50% Senior Notes due March 31, 2026) outstanding on such date with an aggregate amount exceeding $10,000 (the “Initial Term Loan Maturity Date”). The proceeds from the Oaktree Term Loan were primarily used (a) to repay the existing indebtedness under the Nomura Credit agreement (b) for working capital and general corporate purposes and (c) to pay transaction fees and expenses. The proceeds of the Delayed Draw Facility were used (a) to fund obligations relating to the liquidation of substantially all of the assets of JOANN, Inc. and its subsidiaries and (b) for working capital and general corporate purposes.
The Credit Facility accrues interest at the adjusted term SOFR rate (as defined in the Credit Facility) with an applicable margin of 8.00% or interest at the base rate as defined in the Credit Facility plus an applicable margin of 7.00%. In addition to paying interest on outstanding borrowings under the Credit Facility, the Company was required to pay (i) a closing fee of 3.00% of the aggregate principal amount of the loans under the Oaktree Term Loan and 2.00% of the aggregate principal amount of the loans under the Delayed Draw Facility, and (ii) an exit fee upon the prepayment or repayment of the Credit Facility of 5.00% of the aggregate principal amount of such loans repaid, provided, that the Oaktree Term Loan exit fee shall not be payable if the share price for the Company’s common stock exceeds a certain threshold. The Company determined that the Credit Facility is an indexed debt obligation under ASC 470, Debt and is accreting the contingent Oaktree Term Loan exit fee to its expected payment amount. The Oaktree Term Loan also contains an additional prepayment premium, as defined in the Oaktree Term Loan, of a minimum of 5.00%.
At December 31, 2025, under the Oaktree Credit Agreement, certain assets with a total carrying value of $241,200 collateralize the $62,500 outstanding balance of the Oaktree Term Loan and these assets primarily consist of the common and preferred equity interest in GA Holdings and certain other designated loans receivable and equity investments held by the BRFH Borrower. The collateral for the Oaktree Credit Agreement also includes the equity interests in the BRFH Borrower’s subsidiaries, and the Oaktree Credit Agreement covenants, among other things, limit the Company’s, the

BRFH Borrower’s and the BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Company is in compliance with all financial covenants in the Oaktree Credit Agreement as of December 31, 2025.
Subject to certain eligibility requirements, certain assets of the BRFH Borrower are placed into a borrowing base (the “Borrowing Base”), which serves to limit the borrowings under the Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Credit Facility. The Company recorded a derivative liability of $11,244 related to a mandatory repayment feature in the Credit Facility at the inception of the Credit Facility. (See Note 6 - Fair Value Measurements.) The Company sold certain assets in the Borrowing Base that required the Company to repay $62,500 of principal on the Oaktree Term Loan and $35,000 on the Delayed Draw Facility during the year ended December 31, 2025. These principal repayments reduced the outstanding balance on the Oaktree Term Loan from $125,000 to $62,500 and paid the Delayed Draw Facility off in full. Upon the principal repayments on the Oaktree Term Loan and Delayed Draw Facility, the Company recorded losses on extinguishment of debt in the amount of $15,639, included in the “Loss on extinguishment of debt” line item in the accompanying consolidated statement of operations during the year ended December 31, 2025. Interest expense on the Credit Facility to Oaktree during the year ended December 31, 2025 was $12,287 (including $4,973 related to amortization of discount, deferred debt issuance costs, and exit fee).
The Company issued warrants to certain affiliates of Oaktree in connection with the Oaktree Term Loan to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the warrant holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of the Company’s common stock. The Company evaluated the warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and determined the warrants met the criteria for liability classification and recorded an initial warrant liability of $7,860.
The initial measurement of the embedded derivative and warrant liability creates a discount on the carrying amount of the long-term debt, which, together with the original issue discount, debt issuance costs, are amortized via the effective interest method under ASC 835-30, Interest - Imputation of Interest. Subsequent changes in fair value of the embedded derivative and warrant liability are reported in the “Other income (expense)” section in the accompanying consolidated statements of operations. Refer to Note 26(b) - Common Stock Warrants.

On March 24, 2025, the Company and the BRFH Borrower entered into Amendment No. 1 to the Credit Facility which, among other things, removed certain pledged stock from the collateral and adjusted mandatory prepayment provisions in connection with dispositions of borrowing base assets. On July 8, 2025, the Company and the BRFH Borrower entered into Amendment No. 2 to the Credit Facility which, among other things, amended the borrowing base to include certain first lien term loans extended to certain subsidiaries of the Company and made certain changes to the negative covenants. On October 8, 2025, the Company and the BRFH Borrower entered into Amendment No. 3 to the Credit Facility with Oaktree which provided that the springing maturity date of the Oaktree Term Loan shall in no event occur prior to March 31, 2027, thereby extending the earliest possible maturity date for the Oaktree Term Loan. On January 14, 2026, the Company and the BRFH Borrower entered into Amendment No. 4 to the Credit Facility which added an additional carve-out with respect to limitation on investments and allows the Company to repurchase unsecured notes on or prior to June 30, 2026 in an aggregate outstanding amount not to exceed $25,000.
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
The average borrowings under the revolver loan was $14,179 for the period from January 1, 2025 through August 19, 2025 (see Targus/FGI Credit Agreement” section below) and $21,418 during the year ended December 31, 2024. The amount available for borrowings under the Targus Credit Agreement was $5,361 at December 31, 2024.
Interest expense on these loans during the years ended December 31, 2025 and 2024 was $1,337 (including amortization of deferred debt issuance costs and unused commitment fees of $517) and $4,234 (including amortization of deferred debt issuance costs and unused commitment fees of $957), respectively. In connection with the principal payments made on the term loan during the year ended December 31, 2024, the Company recorded losses on the extinguishment of this debt in the amount of $769, which was included in the “Loss on extinguishment of debt” line item in the accompanying consolidated statement of operations during the year ended December 31, 2024. As of December 31, 2024, the interest rate on the Targus Revolver Loan ranged between 8.44% to 11.25% and the weighted average interest rate on the Targus Revolver Loan was 10.39%.
On August 20, 2025, the Company entered into a new Targus/FGI Credit Agreement to refinance and repay all outstanding obligations under the existing Targus Credit Agreement, as more fully described below, and recorded a loss on extinguishment of debt of $950, which is included in the “Loss on extinguishment of debt” line item in the accompanying consolidated statement of operations during the year ended December 31, 2025.
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
The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature, under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term SOFR for a period of one month plus 10 basis points, plus (c) 0.30% per month collateral management fee. The average borrowings under the revolving loan facility was $8,369 for the year ended December 31, 2025. The amount available for borrowings under the Targus/FGI Credit Agreement was $10,616 at December 31, 2025. Interest expense on these loans during the year ended December 31, 2025 was $405 (including amortization of deferred debt issuance costs of $128).

The Targus/FGI Credit Agreement includes certain embedded features, such as a receivable purchase arrangement, default interest of 3.00%, certain cost reimbursements, and optional and mandatory prepayments that could result in an acceleration of the Company’s obligations. The mandatory prepayments are triggered by asset disposition, event of loss, over advances and upon an event of default. Certain cost reimbursements and default interest upon a non-credit risk event of default were determined to be embedded derivatives. The Company determined their value was de minimis for the period.
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement is secured by substantially all Targus assets as collateral defined in the Targus/FGI Credit Agreement, which assets had an aggregate value of approximately $147,172, including $33,949 of accounts receivable and $44,843 of inventory as of December 31, 2025. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement. The Company is in compliance with all financial covenants in the Targus/FGI Credit Agreement as of December 31, 2025.

As required under the Targus/FGI Credit Agreement, BRCC entered into an amendment to an existing intercompany loan and security agreement to extend an additional subordinated loan to the Targus Borrower at the closing of the Targus/FGI Credit Agreement in the amount of $5,000, increasing the aggregate principal amount of such loan from $5,000 to $10,000. On March 13, 2026, BRCC entered into another amendment and agreed to make an additional loan of $2,000, thereby increasing the aggregate principal amount of such loan to $12,000.
Lingo Credit Agreement
On August 16, 2022, Lingo (“Lingo Borrower”) entered into a credit agreement (the “Lingo Credit Agreement”) by and among the Lingo Borrower, the Company as the secured guarantor, and Banc of California, N.A. in its capacity as the administrative agent and lender, for a five-year $45,000 term loan (the “Lingo Term Loan”), which was used to finance part of the purchase of BullsEye Telecom, Inc. by Lingo. Upon a series of amendments, the principal balance of the Lingo

Term Loan was increased to $73,000. Prior to repayment as discussed below, principal outstanding was due in quarterly installments.
On January 6, 2025, as discussed below, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, entered into an amended and restated credit agreement (the “BRPAC Amended Credit Agreement”) with the Banc of California, N.A. in its capacity as the administrative agent and lender and with other lenders party thereto from time to time. A portion of the proceeds from the BRPAC Amended Credit Agreement were used to pay all outstanding principal amounts and accrued interest under the Lingo Term Loan, and the Lingo Credit Agreement was effectively terminated upon repayment on January 6, 2025.
The term loan bore interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. Interest expense on the term loan during the years ended December 31, 2025 and 2024 was $62 (including amortization of deferred debt issuance costs of $4) and $5,759 (including amortization of deferred debt issuance costs of $542), respectively.
bebe Credit Agreement
As a result of the Company obtaining a majority ownership interest in bebe on October 6, 2023, bebe’s credit agreement with SLR Credit Solutions (the “bebe Credit Agreement”) for a $25,000 five-year term loan was included in the outstanding balance of term loans until it was repaid on October 25, 2024, upon the closing of the Brands Transaction as described in Note 5 - Discontinued Operations and Assets Held for Sale. Proceeds of $22,188 from closing the Brands Transaction was used to pay off the then outstanding balance of the term loan in full and $224 of loan payoff expenses on October 25, 2024.
The term loan bore interest on the outstanding principal amount equal to the Term SOFR rate plus a margin of 5.50% to 6.00% per annum, depending on the total fixed charge coverage ratio as defined in the bebe Credit Agreement. Interest expense on the term loan during the year ended December 31, 2024 was $2,715 (including amortization of deferred debt issuance costs of $638 and allocated to “Income from discontinued operations, net of income taxes” line item in the consolidated statement of operations).
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
The Credit Agreement was secured on a first priority basis by a security interest in the equity interests of the BRFH Borrower and each of the BRFH Borrower’s subsidiaries (subject to certain exclusions) and a security interest in substantially all of the assets of the BRFH Borrower and the Guarantors. The Credit Agreement contained certain affirmative and negative covenants customary for financings of this type that, among other things, limited the Company’s and its subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Credit Agreement contained customary events of default, including with respect to a failure to make payments under the credit facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events. On September 17, 2024, the Company entered into Amendment No. 4 to the Credit Agreement (the “Fourth Nomura Amendment”), and the Company made a payment of $85,857 which consisted of a principal payment of $85,146 and accrued interest of $711. Loan fees incurred in connection with the Fourth Nomura Amendment totaled $5,869, of which $3,523 was added to the principal balance of the term loan. After giving effect to these amounts, the outstanding principal balance on the term loan was reduced from $469,750 to $388,127. In connection with the Fourth Nomura Amendment, the revolving credit facility in the amount of $100,000, which had no balance outstanding at September 17, 2024, was terminated, and the Company was required to reduce the principal amount of the term loan to be no greater than $100,000 on or prior to September 30, 2025. The scheduled maturity date of the term loan was August 21, 2027.
Prior to the Fourth Nomura Amendment, SOFR rate loans under the New Credit Facilities accrued interest at the adjusted term SOFR rate plus an applicable margin of 6.00%. In addition to paying interest on outstanding borrowings under the New Revolving Credit Facility, the Company was required to pay a quarterly commitment fee based on the unused portion, which was determined by the average utilization of the facility for the immediately preceding fiscal quarter. In connection with the Fourth Nomura Amendment, interest on the term loan increased to SOFR loans accrued interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans accrued interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. Interest expense on the term loan during the years ended December 31, 2025 and 2024 was $2,457 (including amortization of deferred debt issuance costs of $335) and $23,529 (including amortization of deferred debt issuance costs of $5,799), respectively. Interest expense on the revolving facility, which was terminated in connection with the Fourth Nomura Amendment on September 17, 2024, was $1,420 (including unused commitment fees of $688 and amortization of deferred financing costs of $732) during the year ended December 31, 2024.
The Fourth Nomura Amendment contained certain provisions related to borrowing base, including specific treatment for certain assets in the calculation of borrowing base and also included mandatory prepayment provisions regarding asset sales. On December 9, 2024, the Company entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”), which extended the springing maturity date of the term loans if more than $25,000 aggregate principal amount of the 5.50% 2026 Notes was outstanding to February 3, 2026 and permitted under certain conditions an additional $10,000 of telecommunications financing. On January 3, 2025, the Company entered into Amendment No. 6 to the Credit Agreement (the “Sixth Amendment”) which agreed to permit under certain conditions the contribution by BRPI of 100% of the equity interests in Lingo to BRPAC in connection with the entry into the BRPAC Amended Credit Agreement. There was no fee charged in connection with the Sixth Amendment.
The borrowing base, as defined in the Credit Agreement, consisted of a collateral pool that includes certain of the Company’s loans receivables in the amount of $112,454 (which was included in the “Loans receivable, at fair value” line item of $90,103 reported in the accompanying consolidated balance sheet at December 31, 2024) and investments in the amount of $228,292 (which was included in the “Securities and other investments owned, at fair value” line item of $282,325 reported in the accompanying consolidated balance sheet at December 31, 2024).
As fully discussed in “Oaktree Credit Agreement” above, on February 26, 2025, the Company used proceeds from the Credit Facility to repay the outstanding principal balance under the Prior Credit Agreement. Upon repayment, the Company recorded a loss on extinguishment of debt in the amount of $4,666, which was included in the “Loss on extinguishment of debt” line item in the accompanying consolidated statement of operations during the year ended December 31, 2025.
In connection with the principal payments made on the term loan and revolving credit facility with Nomura during the year ended December 31, 2024, the Company recorded losses of the extinguishment of this debt in the amount of $17,956, which was included in the “Loss on extinguishment of debt” line item in the accompanying consolidated statement of operations during the year ended December 31, 2024.
BRPAC Credit Agreement
On December 19, 2018, BRPAC, UOL, and YMAX Corporation, Delaware corporations (collectively, the “BRPAC Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity as borrowers, entered into a credit agreement (the “BRPAC Credit Agreement”) with Banc of California, N.A. in the capacity as agent (the “Agent”) and lender and with the other lenders party thereto (the “Closing Date Lenders”). Certain of the BRPAC Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Credit Agreement and are parties to the BRPAC Credit

Agreement in such capacity (collectively, the “Secured Guarantors”; and together with the BRPAC Borrowers, the “Credit Parties”). In addition, the Company and B. Riley Principal Investments, LLC, the parent corporation of BRPAC and a subsidiary of the Company, are guarantors of the obligations under the BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the shares outstanding membership interests of BRPAC are pledged as collateral.
Through a series of amendments, including the most recent fourth amendment to the BRPAC Credit Agreement (the “Fourth BRPAC Amendment”) on June 21, 2022, the BRPAC Borrowers, the Secured Guarantors, the Agent and the Closing Date Lenders agreed to the following, among other things: (i) the Lenders agreed to make a new $75,000 term loan to the BRPAC Borrowers, the proceeds of which the BRPAC Borrowers used to repay the outstanding principal amount of the existing terms loans and optional loans and will use for other general corporate purposes, (ii) a new applicable margin level of 3.50% was established as set forth from the date of the Fourth BRPAC Amendment, (iii) Marconi Wireless was added to the BRPAC Borrowers, (iv) the maturity date of the term loan was set to June 30, 2027, and (v) the BRPAC Borrowers were permitted to make certain distributions to the parent company of the BRPAC Borrowers.
The borrowings under the amended BRPAC Credit Agreement bear interest equal to the 30-day Average SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the BRPAC Borrowers’ consolidated total funded debt ratio as defined in the BRPAC Credit Agreement.
On January 6, 2025 (the “Closing Date”), BRPAC entered into the BRPAC Amended Credit Agreement with certain subsidiaries of the Company, the Banc of California, in the capacity as agent and lender and with other lenders party thereto from time to time. The Company’s subsidiary Lingo was added as a BRPAC Borrower to the BRPAC Amended Credit Agreement. Pursuant to the BRPAC Amended Credit Agreement, the lenders made a new five-year $80,000 term loan to the BRPAC Borrowers, the proceeds of which were used to repay in full the obligations under the original BRPAC Credit Agreement dated December 19, 2018 and the Lingo Credit Agreement. Upon repayment of the obligations, the Company recorded a loss on extinguishment of debt in the amount of $389, which was included in the “Loss on extinguishment of debt” line item in the accompanying consolidated statement of operations during the year ended December 31, 2025.
In connection with the BRPAC Amended Credit Agreement, the BRPAC Borrowers also made certain distributions to the parent company of the BRPAC Borrowers from existing cash on hand. The BRPAC Amended Credit Agreement also builds in provisions for incremental term loans up to $40,000 allowing certain distributions to the parent company of the BRPAC Borrowers from the proceeds of such incremental term loans. The modification amended the reference rate from 30-day Average SOFR to Term SOFR. The BRPAC Borrowers’ U.S. subsidiaries are guarantors of all obligations under the BRPAC Amended Credit Agreement. The obligations under the BRPAC Amended Credit Agreement are secured by first-priority liens on, and first priority security interest in, substantially all of the assets of the BRPAC Borrowers totaling approximately $309,874 as of December 31, 2025 (which includes $15,069 of accounts receivable and $3,176 of inventory), including a pledge of (a) 100% of the equity interests of the BRPAC Borrowers; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements. The refinancing consolidated the prior Lingo Credit Agreement and the BRPAC Credit Agreements into a single debt facility, the BRPAC Amended Credit Agreement. For accounting purposes, the modification of terms was considered a troubled debt restructuring. As the future undiscounted cash payments under the terms of the modified debt exceeded the carrying amount of the old debt on the modification date, the Company accounted for the restructuring on a prospective basis using the revised effective interest rate established under the amended agreement. The carrying amount of the restructured debt includes variable interest rates from Term SOFR.
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
Interest expense on the term loan during the years ended December 31, 2025 and 2024 was $5,964 (including amortization of deferred debt issuance costs of $424) and $3,525 (including amortization of deferred debt issuance costs of $252), respectively.

The BRPAC Amended Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Amended Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Amended Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Amended Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Amended Credit Agreement as of December 31, 2025.
NOTE 19 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	Effective Interest Rate	December 31, 2025	December 31, 2024
Senior Notes Payable, Net of Debt Discount:
6.375% Senior notes due February 28, 2025	—	$—	$145,211
5.50% Senior notes due March 31, 2026	6.07%	101,523	216,662
6.50% Senior notes due September 30, 2026	6.82%	178,242	180,464
5.00% Senior notes due December 31, 2026	5.57%	176,772	322,667
8.00% New Notes due January 1, 2028	0.00%	268,016	—
6.00% Senior notes due January 31, 2028	6.50%	213,989	264,345
5.25% Senior notes due August 31, 2028	5.78%	363,256	401,307
Subtotal		1,301,798	1,530,656
Less: Unamortized debt issuance costs		—	(95)
Total Senior Notes Payable		$1,301,798	$1,530,561
As of December 31, 2025 and 2024, the senior notes had a weighted average interest rate of 5.60% and 5.62%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes during the years ended December 31, 2025 and 2024 totaled $69,233 and $92,650, respectively.
The senior notes are unsecured obligations and are not secured by any of the Company’s or its subsidiaries’ assets and therefore are effectively subordinated to any existing and future secured indebtedness to the extent of the collateral securing such indebtedness.
On March 30, 2026, the Company completed the full redemption equal to $95,991 aggregate principal amount of its 5.50% Senior Notes due 2026 (the “5.50% 2026 Notes”). The redemption price was equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the redemption date. In connection with the full redemption, the 5.50% 2026 Notes, which were listed on Nasdaq under the ticker symbol “RILYK,” were delisted from Nasdaq and ceased trading on the redemption date.
On February 28, 2025, the Company redeemed all of the $145,211 of issued and outstanding 6.375% Senior Notes due February 28, 2025 (the “6.375% 2025 Notes”). The redemption price was equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the redemption date. In connection with the full redemption, the 6.375% 2025 Notes, which were listed on Nasdaq under the ticker symbol “RILYM,” were delisted from Nasdaq and ceased trading on the redemption date.

During the year ended December 31, 2025, the Company repurchased $201 of 6.50% Senior Notes due September 30, 2026 and $932 of 5.00% Senior Notes due December 31, 2026 from the open market for $154 and $639, respectively. The repurchase was accounted for as an extinguishment and the Company recognized an aggregate gain of $346.

During the year ended December 31, 2025, the Company completed five private exchange transactions with institutional investors pursuant to which the investors exchanged senior notes for the New Notes, whereupon the exchanged notes were cancelled. The exchange dates, senior notes exchanged, New Notes issued and the issuance of warrants in conjunction with each of the five private exchange transactions (see Note 26 - Stockholders’ Equity for discussion of the warrants) during the year ended December 31, 2025 are summarized in the following table:

	Exchange Date					Total
	March 26, 2025	April 7, 2025	May 21, 2025	June 30, 2025	July 11, 2025
5.50% Senior Notes due 2026	$86,309	$—	$29,535	$—	$—	$115,844
6.50% Senior Notes due 2026	—	—	—	—	2,061	2,061
5.00% Senior Notes due 2026	36,745	7,000	75,000	8,021	19,682	146,448
6.00% Senior Notes due 2028	—	10,000	34,537	1,892	4,706	51,135
5.25% Senior Notes due 2028	—	5,000	—	18,096	16,389	39,485
Total exchanged Senior Notes principal	$123,054	$22,000	$139,072	$28,009	$42,838	$354,973

8.00% New Notes principal due in 2028	$87,753	$9,992	$93,067	$13,000	$24,611	$228,423

Warrants issued with the exchange (Note 26)	351,012	39,968	372,268	52,000	98,444	913,692

The total principal amount of New Notes issued for the five exchanges above totaled $228,423. The carrying amount of the New Notes in the amount of $268,016 at December 31, 2025 also includes the future undiscounted cash payments representing interest in the amount of $39,593. Each of the exchanges above represented a troubled debt restructuring. As the carrying amount of the debt for each exchange exceeded the future undiscounted cash payments under the terms of the New Notes on the date of each exchange, the Company recorded a gain on the debt restructuring of $67,208 during the year ended December 31, 2025. The per share amount of aggregate gain on the restructuring of payables is $2.20. The New Notes were recognized at a carrying value of $107,156 for the exchange dated March 26, 2025, $140,312 for the three exchanges dated April 7, 2025, May 21, 2025, and June 30, 2025, and $29,539 for the exchange dated July 11, 2025 that is equal to the future undiscounted cash payments of the New Notes, and no future interest expense is recognized since the effective interest rate was set to zero upon the restructuring.

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
The New Notes mature on January 1, 2028 and accrue interest at a rate of 8.00% per annum, payable semi-annually in arrears on April 30 and October 31, beginning on October 31, 2025. The Company is required to pay default interest of 8.00% on accrued interest if the Company fails to pay interest when due. The Company paid interest of $8,990 on the New Notes on October 31, 2025, which reduced the New Notes carrying value.
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

In connection with the issuance of the warrants (further described in Note 26), the Company entered into registration rights agreements with the investors, pursuant to which the Company granted such investors (i) certain shelf registration rights whereby the Company will register resales of the shares of Common Stock issued upon exercise of the warrants and (ii) certain piggyback registration rights, in each case subject to the terms and conditions set forth in the registration rights agreements.
As of December 31, 2025, the aggregate maturities of borrowings from term loans, credit facilities, and senior notes for the next five years are as follows:

	Term Loans	Revolving Credit Facility	Senior Notes Payable	Total
Principal payments:
2026	$16,000	$—	$457,200	$473,200
2027	16,000	—	—	16,000
2028	84,750	6,638	809,344	900,732
2029	12,000	—	—	12,000
2030	4,000	—	—	4,000
Total principal payments	132,750	6,638	1,266,544	1,405,932
Future undiscounted cash payments representing interest for New Notes	—	—	39,593	39,593
Less: unamortized debt issuance costs and discount	(13,453)	—	(4,339)	(17,792)
Total borrowings, net	$119,297	$6,638	$1,301,798	$1,427,733
NOTE 20 — NONCONTROLLING INTERESTS

BRSH

On March 10, 2025, a merger subsidiary of the Company’s wholly-owned subsidiary BRSH, which is primarily comprised of the broker dealer operations within the Capital Markets segment, merged with a shell corporation and issued 0.6% of the equity in BRSH to certain investors in the shell corporation. Upon completion of the transaction the investors in the shell corporation became minority stockholders of BRSH. The Company also issued restricted stock awards, as more fully described in Note 25(d) - BRSH Stock Incentive Plan, and, assuming the full issuance of the restricted stock awards are vested, the Company owned 89.4% majority-interest in BRSH as of the date of the merger.

The shell corporation that merged with BRSH on March 10, 2025 did not meet the definition of a business, since it did not have any assets, liabilities, or operations and was treated as the initial recognition of a variable interest entity, as more fully described in Note 3 - Variable Interest Entities.
BRC Trust
BRC Trust was formed on January 6, 2025, and is a variable interest entity as more fully described in Note 3 - Variable Interest Entities. The noncontrolling interest of BRC Trust that is not owned by the Company includes 86.6% of the equity interests in the BRC Trust. Of the 86.6% equity interests not owned by the Company, 58.2% is owned by related parties, as more fully described in Note 28 - Related Party Transactions.

NOTE 21 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers from the Company’s seven reportable operating segments and the Corporate and All Other category during the years ended December 31, 2025 and 2024 is reported below.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate & All Other	Total
Revenues for the year ended December 31, 2025:
Corporate finance, consulting and investment banking fees	$131,063	$—	$—	$—	$—	$—	$—	$(435)	$130,628
Wealth and asset management fees	—	126,966	—	—	—	—	—	7,111	134,077
Commissions, fees and reimbursed expenses	18,958	8,986	—	—	—	—	—	473	28,417
Subscription services	—	—	164,148	34,459	31,394	11,154	—	—	241,155
Sale of goods	—	—	—	1,236	3,390	—	181,540	4,948	191,114
Advertising and other(1)	—	—	—	2,239	—	1,991	—	59,366	63,596
Total revenues from contracts with customers	150,021	135,952	164,148	37,934	34,784	13,145	181,540	71,463	788,987

Trading gains, net	106,364	17,507	—	—	—	—	—	1,659	125,530
Fair value adjustments on loans	(3,131)	—	—	—	—	—	—	2,683	(448)
Interest income - loans	65	—	—	—	—	—	—	10,509	10,574
Interest income - securities lending	6,993	—	—	—	—	—	—	—	6,993
Other	4,400	22,113	—	—	—	—	—	9,450	35,963
Total revenues	$264,712	$175,572	$164,148	$37,934	$34,784	$13,145	$181,540	$95,764	$967,599
(1) Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees. These also include recycling processing fees for a regional environmental services business, which was sold in March 2025, and managed service fees for Nogin, an e-commerce, technology platform provider, through March 31, 2025.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate & All Other	Total
Revenues for the year ended December 31, 2024:
Corporate finance, consulting and investment banking fees	$153,931	$—	$—	$—	$—	$—	$—	$457	$154,388
Wealth and asset management fees	—	180,464	—	—	—	—	—	4,795	185,259
Commissions, fees and reimbursed expenses	22,545	9,472	—	—	—	—	—	360	32,377
Subscription services	—	—	195,838	38,408	37,216	12,853	—	—	284,315
Sale of goods	—	—	—	1,598	3,991	—	202,597	12,433	220,619
Advertising and other(1)	—	—	48	2,839	—	2,280	—	103,855	109,022
Total revenues from contracts with customers	176,476	189,936	195,886	42,845	41,207	15,133	202,597	121,900	985,980

Trading (losses) gains, net	(41,710)	3,278	—	—	—	—	—	(18,575)	(57,007)
Fair value adjustments on loans	(63)	—	—	—	—	—	—	(325,435)	(325,498)
Interest income - loans	1,829	—	—	—	—	—	—	52,312	54,141
Interest income - securities lending	70,862	—	—	—	—	—	—	—	70,862
Other	10,274	7,532	—	—	—	—	—	137	17,943
Total revenues	$217,668	$200,746	$195,886	$42,845	$41,207	$15,133	$202,597	$(169,661)	$746,421
(1) Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees. These also include recycling processing fees for a regional environmental services business, which was sold in March 2025, and managed service fees for Nogin, an e-commerce, technology platform provider, through March 31, 2025.

Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company’s progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. Payment terms vary by customer with due dates varying in advance of service or upon invoice of the service or for the sale of goods with credit terms. Revenues by geographic region by segment is included in Note 29 - Business Segments.
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
Subscription services. Subscription service revenues are primarily earned from the Lingo, magicJack, Marconi Wireless, and UOL segments’ service contracts and are recognized in the period in which the transaction price has been determinable and the related performance obligations for services are provided to the customer. UOL pay accounts generally pay in advance for their internet access services and revenues are then recognized ratably over the service period. Subscription service revenues from magicJack include (a) revenues for initial access rights, which are recognized ratably over the service term, (b) revenues from access rights renewal, which are recognized ratably over the extended access right period; (c) revenues from access and wholesale charges, which are recognized as calls are terminated to the network; (d) revenues from UCaaS services, which are recognized in the period the services are provided over the term of the customer agreements; and (e) prepaid international long distance minutes, which are recognized as the minutes are used or expired. Subscription service revenues from our mobile phone business include revenues from mobile voice, text, and data services and are recognized ratably over the service period. Voice, text, and data overage charges are recognized over time as the consumer simultaneously receives and consumes the benefits each period as the Company performs.
Sale of goods. Sale of goods primarily consists of the sale of magicJack and Marconi Wireless devices and amounts from the sale of goods from Targus in the Consumer Products segment and from Nogin in the Corporate and All Other category. Revenues from the sale of magicJack and Marconi Wireless devices are recognized upon delivery (when control transfers to the customer). Sale of product revenues also include the related shipping and handling and installment fees, if applicable. Revenue from the sale of Targus and Nogin goods is recognized when control of the product transfers to the customer, generally upon product shipment. Revenue is measured as the amount of consideration expected to be received in exchange for the transfer of product. There are no significant judgments or estimates made to determine the amount or timing of reported revenues. Sales terms do not allow for a right of return except for matters related to products with defects or damages.
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
Other income primarily consists of services revenues from the operations of an e-commerce, technology platform provider, a regional environmental services business, which was sold in March 2025, and bebe. The e-commerce, technology platform provider delivers CaaS solutions for apparel brands and other retailers. Revenues primarily consist of managed service fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform. CaaS revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold. The environmental services business was engaged in the recycling of scrap and waste materials and dealt primarily in paper products. Customer arrangements contained a single obligation to transfer processed recycled goods and revenues were recognized at a point in time as processing fees when the performance obligation was satisfied. bebe’s revenues are primarily from rental fees of merchandise, and revenue is recognized over the rental term.
Information on Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligation(s) with an original expected duration exceeding one year was not material as of December 31, 2025. Corporate finance and investment banking fees and retail liquidation engagement fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of December 31, 2025.
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

The following table presents changes in deferred revenue during the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred revenue at the beginning of period	$58,148	$70,514
Additions to deferred revenue during the period	150,425	175,222
Reductions to deferred revenue for revenue recognized during the period	(158,666)	(187,588)
Deferred revenue balance at the end of period	$49,907	$58,148
During the years ended December 31, 2025 and 2024, the Company recognized revenue of $35,991 and $41,671 that was recorded as deferred revenue at the beginning of the respective year.
The Company expects to recognize the deferred revenue of $49,907 as of December 31, 2025 as service and fee revenues when the performance obligation is met during the years as follows:

Contract liabilities expected to be recognized in	Amount
2026	$32,759
2027	8,183
2028	4,175
2029	1,620
2030	935
Thereafter	2,235
Total	$49,907
The following table contains a roll forward of unbilled receivables, which are included in prepaid expenses and other assets, for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Beginning balance	$3,387	$7,310
Additional unbilled revenue recognized	6,030	32,808
Less: Amounts billed to customers	(6,690)	(36,731)
Ending balance	$2,727	$3,387
Costs to Obtain or Fulfill a Contract
The Company capitalizes: (1) costs to fulfill contracts associated with corporate finance and investment banking engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable and; (2) commissions paid to obtain magicJack contracts which are recognized ratably over the contract term and third party support costs for magicJack and related equipment purchased by customers which are recognized ratably over the service period.
The capitalized costs to fulfill a contract were $4,550 and $5,694 as of December 31, 2025 and 2024, respectively, and are recorded in the “Prepaid expenses and other assets” line item in the accompanying consolidated balance sheets. For the twelve months ended December 31, 2025 and 2024, the Company recognized expenses of $4,367 and $5,440 related to the amortization of capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the twelve months ended December 31, 2025 and 2024.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of December 31, 2025. Corporate finance and investment banking fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of December 31, 2025.
During the years ended December 31, 2025 and 2024, revenues recognized for customer contracts for performance obligations that are satisfied at a point in time and over time were:

	December 31, 2025	December 31, 2024
Revenue recognized at a point in time	$423,821	$498,421
Revenue recognized over time	365,166	487,559
Total revenue	$788,987	$985,980
NOTE 22 — RESTRUCTURING CHARGE
The Company recorded restructuring charges in the amount of $195 and $1,522 (which were included in the “Restructuring charge” line item in the accompanying consolidated statements of operations) during the years ended December 31, 2025 and 2024, respectively.
The restructuring charges during the year ended December 31, 2025 were primarily related to reorganization and consolidation activities in the Consumer Products segment and Corporate and All Other category, which consisted of reductions in workforce.
The restructuring charges during the year ended December 31, 2024 were primarily related to reorganization and consolidation activities in the Lingo segment and Consumer Products segment, which consisted of reductions in workforce.
The following table summarizes the changes in accrued restructuring charge during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$1,316	$2,540
Restructuring charge	195	1,522
Cash paid	(930)	(2,158)
Non-cash items	(220)	(588)
Balance, end of year	$361	$1,316
The following table summarizes the restructuring activities by reportable segment during the years ended December 31, 2025 and 2024:

	Lingo	Consumer Products	Corporate & All Other	Total
Restructuring charges for the year ended December 31, 2025:
Employee termination costs	$—	$(90)	$285	$195
Total restructuring charge	$—	$(90)	$285	$195

Restructuring charges for the year ended December 31, 2024:
Employee termination costs	$379	$1,143	$—	$1,522
Total restructuring charge	$379	$1,143	$—	$1,522

NOTE 23 — INCOME TAXES
During the years ended December 31, 2025 and 2024, the Company’s income (loss) from continuing operations before income taxes of $229,559 and $(900,396) includes a United States component of income (loss) from continuing operations before income taxes of $219,246 and $(908,886) and a foreign component comprised of income from continuing operations before income taxes of $10,313 and $8,490, respectively. The Company will recognize any U.S. income tax expense it may incur on global intangible low tax income as income tax expense in the period in which the tax is incurred. The Company’s (benefit from) provision for income taxes consists of the following during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Current:
Federal	$(14,853)	$—
State	2,280	300
Foreign	(8,593)	2,515
Total current provision	(21,166)	2,815
Deferred:
Federal	8,745	18,154
State	3,298	632
Foreign	(762)	412
Total deferred	11,281	19,198
Total (benefit from) provision for income taxes	$(9,885)	$22,013
Net income tax payments during the year ended December 31, 2025 are as follows:

Year Ended December 31, 2025
Federal	$(605)
States and local:
Alabama	292
California	709
New York	552
Tennessee	220
Texas	247
Other states and local	744
Total states and local	2,764
Foreign:
Australia	241
Canada	611
India	239
United Kingdom	1,904
Other foreign	73
Total foreign	3,068
Total net income tax payments	$5,227

A reconciliation of the federal statutory rate of 21.0% to the effective tax rate for income from continuing operations before income taxes is as follows in accordance with the adoption of ASU 2023-09, which became effective in the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Rate
Federal statutory rate	$48,208	21.0%
Adjustments resulting from the tax effect of:
State and local income tax, net of federal income tax(1)	3,486	1.5%
Foreign Tax Effects:
Israel:
Changes in valuation allowance	(61,616)	(26.8%)
Changes in net operating loss carryforwards and other attributes due to dissolution	61,616	26.8%
Other foreign:
Foreign tax differential	(782)	(0.3%)
Changes in valuation allowance	(47)	—%
Effect of cross-border tax laws:
Global intangible low-taxed income and Pillar II	961	0.4%
Changes in valuation allowance	(29,451)	(12.9%)
Nontaxable or nondeductible items:
Share-based compensation	(1,270)	(0.6%)
Goodwill and impairment of intangibles	3,226	1.4%
Gain on sale from disposition of businesses	(2,826)	(1.2%)
Executive compensation limitation	3,158	1.4%
Other	416	0.2%
Change in unrecognized tax benefits	(10,842)	(4.8%)
Other:
Intangible assets	(8,023)	(3.5%)
Fair value adjustments on investments	(8,326)	(3.6%)
Fair value adjustments on debt instruments	(3,551)	(1.5%)
Other adjustments	(4,222)	(1.8%)
Effective income tax benefit rate	$(9,885)	(4.3%)

(1)	During the year ended December 31, 2025, the tax effect in this category was primarily driven by state taxes in New York, California, and Virginia (greater than 50 percent).
The effective income tax benefit rate is less than the federal statutory rate, primarily due to the full valuation allowance for deferred income taxes and the benefit recorded during the year ended December 31, 2025 for the release of uncertain tax positions a) in Israel in the amount of $10,530 and b) transfer pricing related to Targus pre-acquisition by BRCGH of $5,649.

A reconciliation of the federal statutory rate of 21.0% to the effective tax rate for loss from continuing operations before income taxes is as follows during the year ended December 31, 2024:

Year Ended December 31, 2024
Provision for income taxes at federal statutory rate	(21.0%)
State income taxes, net of federal benefit	(6.3%)
Employee share-based compensation	0.5%
Goodwill and impairment of intangibles	0.8%
Provision true-up	1.5%
Change in valuation allowance	27.4%
Other	(0.5%)
Effective income tax rate	2.4%
Deferred income tax assets (liabilities) consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Deferred tax assets:
Accrued liabilities and other	$5,478	$9,682
Loans receivable and investments	8,521	144,008
Other	7,999	1,583
Lease liabilities	10,546	21,999
Deferred revenue	5,273	7,717
Long-term debt	19,180	—
Share-based payments	2,094	3,464
Credit carryforwards	793	973
Capital loss carryforward	2,005	64,875
Excess business interest expense	45,188	22,275
Net operating loss carryforward	166,864	103,559
Total deferred tax assets	273,941	380,135

Deferred tax liabilities:
Deductible goodwill and other intangibles	(19,250)	(8,169)
Right-of-use assets	(8,227)	(19,160)
Equity method investments	(31,057)	(27,435)
Other	(11,381)	(5,479)
Total deferred tax liabilities	(69,915)	(60,243)

Net deferred tax assets	204,026	319,892
Valuation allowance	(207,372)	(311,756)
Net deferred tax (liability) asset	$(3,346)	$8,136

Deferred tax assets, net	$763	$13,598
Deferred tax liabilities, net	(4,109)	(5,462)
Net deferred tax (liability) asset	$(3,346)	$8,136

As of December 31, 2025, the Company had federal net operating loss carryforwards of $602,913 and state net operating loss carryforwards of $688,239. As of December 31, 2024, the Company had federal net operating loss carryforwards of $344,508 and state net operating loss carryforwards of $71,248. There was no benefit or expense for income taxes recorded on net operating losses during the year ended December 31, 2025 or 2024 due to the valuation allowance. The Company has $39,319 of state capital loss carryovers as of December 31, 2025 that is available for carryforwards and will start to expire December 31, 2028. The Company’s federal net operating loss carryforwards generated in 2023 through 2025 of $278,310 will be limited to offsetting 80% of taxable income but do not expire. The remaining federal net operating loss carryforwards will expire in the tax years commencing in December 31, 2033 through December 31, 2038. The state net operating loss carryforwards will expire in tax years commencing in December 31, 2030.

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss, and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of December 31, 2025, a valuation allowance in the amount of $207,372 has been recorded, as it is more likely than not that the Company will not be able to utilize tax benefits before they expire. The valuation allowance decreased by $104,384 during the year ended December 31, 2025, primarily due to realized losses in 2025 from loans receivable and investments, the utilization of capital loss carryforwards to offset gains from the sale of businesses in the current year, and the release of the valuation allowance established for tax attributes that no longer exist at December 31, 2025 that related to a foreign subsidiary that was liquidated in 2025. As of December 31, 2024, a valuation allowance in the amount of $311,756 has been recorded since it is more likely than not that the Company will not be able to utilize tax benefits before they expire. The Company’s net deferred tax assets at December 31, 2024 of $11,013 represent the amount of refund claims available from capital loss carrybacks of previously reported taxable capital gains in prior year tax returns. The valuation allowance increased by $207,439 during the year ended December 31, 2024, primarily due net operating losses, realized and unrealized losses on investments, and fair value adjustments for loans receivable in the current year.
As of December 31, 2025, the Company did not have any gross unrecognized tax benefits which would have an impact on the Company’s effective income tax rate, if recognized. A reconciliation of the amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows:

	Year Ended December 31,
	2025	2024
Beginning balance	$13,162	$14,819
Additions for prior year tax positions	4,177	23
Reductions for prior year tax positions	(6,461)	—
Reductions due to lapse in statutes of limitations	(3,363)	(1,680)
Ending balance	$7,515	$13,162

The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain state and local and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments, and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2022 to 2025. At December 31, 2025, the Company intends to indefinitely reinvest foreign earnings and cash unless such repatriation results in no or minimal tax costs. It is not practicable to determine the amount of an unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.
As of December 31, 2025, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by $1,838 within the next 12 months due to expiration of statute of limitations.
During the year ended December 31, 2025, the Company had accrued interest and penalties relating to uncertain tax positions of $3,820, which is included in income taxes payable. During the year ended December 31, 2025, the Company recorded a release of $9,415, related to interest and penalties for uncertain tax positions primarily due to the lapse in statute of limitations.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in fiscal year 2026. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. The changes are not expected to have a material impact to the Company.
NOTE 24 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing income (loss) from continuing operations, income (loss) from discontinued operations, or net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing income (loss) from continuing operations, income (loss) from discontinued operations, or net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares that may be issued under warrants, including warrants issued in connection with the Oaktree Credit Agreement and private exchange transactions, and restricted stock and stock option awards.
Securities that could potentially dilute basic net income (loss) per share in the future that were not included in the computation of diluted net income (loss) per share as the effect would be anti-dilutive were 3,306,820 and 1,412,305 during the years ended December 31, 2025 and 2024, respectively.
Basic and diluted earnings per share were calculated as follows:

	Year Ended December 31, 2025
	Continuing Operations	Discontinued Operations	Total
Net income	$239,444	$70,841	$310,285
Net income attributable to noncontrolling interests	2,870	—	2,870
Net income attributable to BRC Group Holdings, Inc.	236,574	70,841	307,415
Preferred stock dividends	8,060	—	8,060
Net income available to common shareholders	$228,514	$70,841	$299,355

	Year Ended December 31, 2024
	Continuing Operations	Discontinued Operations	Total
Net (loss) income	$(922,409)	$147,470	$(774,939)
Net loss attributable to noncontrolling interests	(8,920)	(1,745)	(10,665)
Net (loss) income attributable to BRC Group Holdings, Inc.	(913,489)	149,215	(764,274)
Preferred stock dividends	8,060	—	8,060
Net (loss) income available to common shareholders	$(921,549)	$149,215	$(772,334)

	Year Ended December 31,
	2025	2024
Weighted average common shares outstanding:
Basic	30,555,258	30,336,274
Effect of dilutive potential common shares:
Restricted stock units, warrants, and stock options	—	—
Diluted	30,555,258	30,336,274

Basic net income (loss) per common share:
Continuing operations	$7.48	$(30.38)
Discontinued operations	2.32	4.92
Basic income (loss) per common share	$9.80	$(25.46)
Diluted net income (loss) per common share:
Continuing operations	$7.48	$(30.38)
Discontinued operations	2.32	4.92
Diluted income (loss) per common share	$9.80	$(25.46)
NOTE 25 — SHARE-BASED PAYMENTS AND BENEFIT PLANS
(a) Employee Benefit Plans
The Company maintains qualified defined contribution 401(k) plans, which cover substantially all of its U.S. employees. Under the plans, participants are entitled to make pre-tax contributions up to the annual maximums established by the Internal Revenue Service. The plan documents permit annual discretionary contributions from the Company. Employer contribution expense is recorded in the “Selling, general and administrative expenses” line item in the accompanying consolidated statements of operations.
Employer contributions for the years ended December 31, 2025 and 2024, included:

	Year Ended December 31,
	2025	2024
Employer contributions - continuing operations	$1,506	$2,008
Employer contributions - discontinued operations	229	700
Total employer contributions	$1,735	$2,708
(b) 2021 Stock Incentive Plan
On May 27, 2021, the 2021 Stock Incentive Plan (the “2021 Plan”) replaced the Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”) and replaced the FBR & Co. 2006 Long-Term Stock Incentive Plan (the “FBR Stock Plan”). Equity awards previously granted or available for issuance under the 2009 Plan and FBR Stock Plan are now included in the 2021 Plan activity reported below. The number of shares authorized for issuance under the plan are 4,001,009 and the remaining available for issuance at December 31, 2025 were 2,954,845.
Share-based compensation expense for restricted stock units under the 2021 Plan was:

	Year Ended December 31,
	2025	2024
Share-based compensation expense for restricted stock units for continuing operations	$8,957	$17,158
Share-based compensation expense for restricted stock units for discontinued operations	1,038	1,616
Total share-based compensation expense for restricted stock units	$9,995	$18,774

During the year ended December 31, 2025, in connection with employee stock incentive plans, the Company did not grant any restricted stock units. Share based compensation expense is recorded in the “Selling, general and administrative expenses” line item in the accompanying consolidated statements of operations.
The Company began settling equity-classified restricted stock units in cash and as a result of the past practice, the restricted stock units were reclassified to a liability in January 2025. The change in classification was accounted for as a modification. The grant date fair value of the original equity award exceeded the fair value of the modified liability award; therefore, the Company continues to recognize compensation expense based on the grant date fair value of the original award and no additional compensation expense was recognized. Further, the changes in fair value of the liability at the end of the reporting period do not impact earnings. The modification was recognized by a reclassification of $2,138 of additional paid-in capital to a liability. For the year ended December 31, 2025, the Company settled $2,452 of restricted stock units in cash, and as of December 31, 2025, the liability was $1,274, which is recorded in the “Accrued expenses and other liabilities” line item in the accompanying consolidated balance sheets.
During the year ended December 31, 2024, in connection with employee stock incentive plans, the Company granted 1,223,263 RSUs with a grant date fair value of $16,181. The restricted stock units generally vest over a period of one to five years based on continued service. In determining the fair value of restricted stock units on the grant date, the fair value is adjusted for expected dividends based on historical patterns and the Company’s anticipated dividend payments over the expected holding period, and the risk-free interest rate based on U.S. Treasuries for a maturity matching the expected holding period.
As of December 31, 2025, the expected remaining unrecognized share-based compensation expense of $5,296 was to be expensed over a weighted average period of 1.1 years. As of December 31, 2024, the expected remaining unrecognized share-based compensation expense of $19,116 was to be expensed over a weighted average period of 1.9 years.
A summary of restricted stock unit award activity during the year ended December 31, 2025 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2024	1,412,305	$22.43
Granted	—	—
Vested	(620,038)	26.89
Forfeited	(191,334)	19.95
Nonvested at December 31, 2025	600,933	$18.21
During the years ended December 31, 2025 and 2024, the per-share weighted average grant-date fair value of restricted stock units granted was zero and $13.23, respectively. During the years ended December 31, 2025 and 2024, the total fair value of shares vested was $233 and $25,945, respectively.
(c) Employee Stock Purchase Plan
In connection with the Purchase Plan, there was no share-based compensation expense recognized during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, there were 236,949 shares reserved for issuance under the Purchase Plan.
(d) BRSH Stock Incentive Plan
On March 10, 2025, the Company’s majority-owned subsidiary approved the BRSH Stock Incentive Plan, which allows for issuance of up to 4,000,000 restricted stock awards of BRSH. During the year ended December 31, 2025, BRSH issued 1,908,261 restricted stock awards, representing approximately 8.7% of BRSH’s equity, net of forfeitures, to employees and officers, with a grant date fair value of $22,057. The grant date fair value of the BRSH restricted stock awards was determined using a combination of the discounted cash flows method and market value approach, with an additional discount of 17.5% for the lack of marketability due to the service condition of the restricted stock awards vesting over a period of up to five years. When determining expected volatility, the Company considered the volatility of guideline public companies.

The restricted stock awards generally vest over a period of four to five years, based on continued service. The restricted stock awards vest for common stock of BRSH and increase the noncontrolling interest in BRSH, when vested. During the year ended December 31, 2025, share-based compensation expense of $3,537, related to the BRSH restricted stock awards, was recorded in the “Selling, general and administrative expenses” line item in the accompanying consolidated statements of operations. As of December 31, 2025, the expected remaining unrecognized share-based compensation expense of $18,520 was to be expensed over a weighted average period of 3.4 years.
A summary of the BRSH restricted stock award activity during the year ended December 31, 2025 was as follows:

	Shares	Weighted Average Fair Value
Nonvested at December 31, 2024	—	$—
Granted	1,908,261	11.56
Forfeited	(297,434)	11.56
Nonvested at December 31, 2025	1,610,827	$11.56
(e) Common Stock and Stock Options Issued
On June 3, 2025, the Company issued 100,000 unregistered shares and 300,000 shares of the Company’s common stock in connection with the employment agreement entered into with the Company’s chief financial officer. The 100,000 unregistered shares issued were issued upon execution of the employment agreement as an employment inducement grant that is not subject to vesting conditions and expensed immediately. The fair value of the unregistered shares of $295 was expensed upon issuance. The 300,000 stock options vest in three tranches: (1) 100,000 stock options with an exercise price of $7.00, (2) 100,000 stock options with an exercise price of $10.00 and (3) 100,000 stock options with an exercise price of $12.50. The stock options vest in annual installments over a three year period on each anniversary of the grant date based on continued service and accelerate upon a change in control. The maximum term of the stock options is 10 years. The estimated fair value of $523 for the options was determined using the Black-Scholes Option Pricing Model, which included a risk free rate of 4.5%, volatility of 66.5%, which was based on historical volatility of the Company’s stock, expected dividend rate of zero, and an expected term equal to the maximum term of the options. The per-share weighted average grant-date fair value of the stock options granted was $1.74.
During the year ended December 31, 2025, share based compensation expense for the options totaled $101. As of December 31, 2025, the expected remaining unrecognized share-based compensation expense of $422 was to be expensed over a weighted average period of 2.4 years.
A summary of stock option activity during the year ended December 31, 2025 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	—	$—	0.0	$—
Granted	300,000	9.83
Outstanding at December 31, 2025	300,000	$9.83	9.4	$—

Expected to vest at December 31, 2025	300,000	$9.83	9.4	$—
NOTE 26 — STOCKHOLDERS’ EQUITY
(a) Common Stock
In November 2023, the Company’s previous share repurchase program for common stock was reauthorized by the Board of Directors for share repurchases up to $50,000, which allowed for the repurchase of common shares and expired in

October 2024. The shares repurchased under the program are retired. During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares of its common stock.
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
In connection with the Oaktree Credit Agreement, on February 26, 2025 (refer to Note 18 - Term Loans and Revolving Credit Facility), the Company issued seven-year warrants to certain affiliates of Oaktree (the “Holders”) to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the Holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of common stock. The warrants are classified as a liability. At inception on February 26, 2025, the fair value of the warrants was $7,860, and the fair value of the warrants was $6,400 at December 31, 2025 (see Note 6 - Fair Value Measurements). The warrant liability of $6,400 at December 31, 2025 is included in other liabilities in Note 15 - Accrued Expenses and Other Liabilities. The change in fair value of the warrant liability resulted in a gain of $1,460 for the year ended December 31, 2025 and is included in the “Change in fair value of financial instruments and other” line item in the accompanying consolidated statements of operations.
In conjunction with the debt exchanges (see Note 19 - Senior Notes Payable), the Company issued seven-year warrants to the investors to purchase up to 913,692 shares of common stock at an exercise price of $10.00 as of December 31, 2025. The warrants contain certain anti-dilution provisions and upon exercise, the warrant holders are entitled to dividends and distributions, as if the warrants had been exercised in full, prior to the dividend or distribution date. The warrants meet the definition of a derivative and were classified within stockholder’s equity.
The following table summarizes the fair value of the warrants at issuance:

	Exchange Date
	March 26, 2025	April 7, 2025	May 21, 2025	June 30, 2025	July 11, 2025
Fair value at issuance	$863	$67	$590	$80	$248
The warrants are nonrecurring level 3 measurements at issuance. The estimated fair value of the warrants issued was determined using the Black-Scholes Option Pricing Model which included the following inputs: value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants of seven years, risk-free interest rates ranging from 4.0% to 4.4%, expected dividend yield of 0.0%, and expected volatility of the price of the underlying common stock of 75.0%. The expected volatility is considered a significant unobservable input.
(c) Preferred Stock
During the years ended December 31, 2025 and 2024, the Company did not issue any depositary shares of the Series A Preferred Stock. There were 2,834 shares of Series A Preferred Stock issued and outstanding as of December 31, 2025 and 2024. The total liquidation preference for the Series A Preferred Stock as of December 31, 2025 and 2024 was $75,725 (inclusive of cumulative unpaid dividends of $4,871) and $70,854, respectively. There were no dividends declared or paid on the Series A Preferred Stock during the year ended December 31, 2025. Dividends on the Series A preferred paid during the year ended December 31, 2024 were $0.4296875 per depositary share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
During the years ended December 31, 2025 and 2024, the Company did not issue any depositary shares of the Series B Preferred Stock. There were 1,729 shares of Series B Preferred Stock issued and outstanding as of December 31, 2025, and 2024. The total liquidation preference for the Series B Preferred Stock as of December 31, 2025 and 2024 was $46,416 (inclusive of cumulative unpaid dividends of $3,188) and $43,228, respectively. There were no dividends declared or paid on the Series B Preferred Stock during the year ended December 31, 2025. Dividends on the Series B preferred paid during the year ended December 31, 2024 were $0.4609375 per depositary share. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
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
(d) Dividends
From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the years ended December 31, 2025 and 2024, the Company paid cash dividends on its common stock of zero and $33,731, respectively. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our Board of Directors.
A summary of our common stock dividend activity during the years ended December 31, 2025 and 2024 is as follows:

Date Declared	Date Paid	Stockholder Record Date	Amount
May 15, 2024	June 11, 2024	May 27, 2024	$0.500
February 29, 2024	March 22, 2024	March 11, 2024	0.500
Holders of Series A Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $25,000 liquidation preference ($25.00 per depositary share) per year (equivalent to $1,718.75 or $1.71875 per depositary share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of December 31, 2025 and 2024, dividends in arrears in respect of the depositary shares were $5,683 and $812, respectively. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
Holders of Series B Preferred Stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $25,000 liquidation preference ($25.00 per depositary share) per year (equivalent to $1,843.75 or $1.84375 per depositary share). Dividends will be payable quarterly in arrears, on or about the last day of January, April, July and October. As of December 31, 2025 and 2024, dividends in arrears in respect of the depositary shares were $3,719 and $531, respectively. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.
A summary of our preferred stock dividend activity during the years ended December 31, 2025 and 2024 is as follows:

			Preferred Dividend per Depositary Share
Date Declared	Date Paid	Stockholder Record Date	Series A	Series B
October 16, 2024	October 31, 2024	October 28, 2024	$0.4296875	$0.4609375
July 9, 2024	July 31, 2024	July 22, 2024	0.4296875	0.4609375
April 9, 2024	April 30, 2024	April 22, 2024	0.4296875	0.4609375
January 9, 2024	January 31, 2024	January 22, 2024	0.4296875	0.4609375

NOTE 27 — NET CAPITAL REQUIREMENTS
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

	December 31, 2025	December 31, 2024
BRS:
Net capital	$79,560	$69,197
Excess capital	$74,393	$65,420
Net capital requirement	$5,167	$3,777
BRWM:
Net capital	$7,521	$16,384
Excess capital	$6,186	$14,832
Net capital requirement	$1,335	$1,552
NOTE 28 — RELATED PARTY TRANSACTIONS
The Company provides asset management and placement agent services to unconsolidated funds affiliated with the Company (the “Funds”). In connection with these services, the Funds may bear certain operating costs and expenses which are initially paid by the Company and subsequently reimbursed by the Funds. Management fees from the Funds during the year ended December 31, 2024 totaled $150. There were no management fees from the Funds during the year ended December 31, 2025.
As of December 31, 2024, amounts due from related parties were $189, of which $41 was due from the Funds for management fees and other operating expenses as of December 31, 2024.
As of December 31, 2024, amounts due to related parties were $3,404, of which $2,764 related to bebe’s rent to own stores which are franchised through Freedom VCM and consist of royalty fees, inventory purchases, marketing, and IT services. As of December 31, 2024, $640 were due to certain of the Company’s brand investments from Nogin for sales transactions settled by Nogin as part of its e-commerce related services to the Company’s brand investments.
During the years ended December 31, 2025 and 2024, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $3,286 and $4,852, respectively, and inventory purchases by bebe from Freedom VCM totaled $8,951 and $15,319, respectively. During the year ended December 31, 2024, Nogin recognized revenues of $7,420 from clients that used to be part of the Company’s brand investments.
In June 2020, the Company entered into an investment advisory services agreement with Whitehawk Capital Partners, L.P. (“Whitehawk”), a limited partnership controlled by Mr. J. Ahn, who is the brother of one of the Company’s executive officers who was the Company’s Chief Financial Officer and Chief Operating Officer until the executive officer’s departure on June 3, 2025. Whitehawk agreed to provide investment advisory services for GACP I, L.P. and GACP II, L.P. On February 1, 2024, one of the Company’s loans receivable with a principal amount of $4,521 was sold to a fund managed by Whitehawk for $4,584. During the year ended December 31, 2024, management fees paid for investment advisory services by Whitehawk was $2,272. There were no management fees paid to Whitehawk during 2025. Whitehawk is no longer a related party upon the departure of the executive officer on June 3, 2025.
The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions can be summarized as follows:

Babcock and Wilcox
B&W is a related party as a result of the Company’s equity investment as more fully described in Note 7 - Securities and Other Investments Owned and Securities Sold Not Yet Purchased for which the Company is deemed to have significant influence. One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2028. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company. On September 20, 2024, Kenny Young resigned from his position as the President of the Company, the Executive Consulting Agreement with B&W was terminated, and concurrently, Kenny Young entered into a one-year consulting agreement to provide services to the Company, pursuant to which he will be paid an annual fee of $250 paid on a monthly basis, subject to deduction of damages, fees and expenses that he may owe to the Company pursuant to this agreement. The consulting agreement expired on September 20, 2025 in accordance with its original terms.
During the years ended December 31, 2025 and 2024, the Company earned $8,010 and $3,850, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities which are included in services and fees in the consolidated statements of operations.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed below in Note 30 - Commitments and Contingencies.
Applied Digital
Applied Digital was a related party as a result of the chief executive officer of Applied Digital (“APLD”) being a member of senior management of one of the Company’s subsidiaries until February 5, 2024. Another member of senior management of one of the Company’s subsidiaries, whose departure from the Company was on March 31, 2025, was also a member of the board of directors of APLD. After the departure of the member of senior management of one of the Company’s subsidiaries on March 31, 2025, who was on the board of directors of APLD, APLD is no longer a related party.
During the year ended December 31, 2024, the Company earned $393 in underwriting and financial advisory fees from APLD.
California Natural Resources Group, LLC
California Natural Resources Group, LLC (“CalNRG”) was a related party as a result of the Company’s approximately 25.0% equity ownership. CalNRG had a credit facility with a third-party bank (the “CalNRG Credit Facility”) and the Company had guaranteed CalNRG’s obligations, up to $7,375, under the CalNRG Credit Facility. On May 23, 2024, the Company sold its equity interest in CalNRG for $9,272 resulting in a realized gain of $254, and no commitments remain.
Freedom VCM Holdings, LLC
On August 21, 2023, FRG completed its take-private transaction. Upon the closing of that transaction, subsidiaries of the Company had a total equity interest in Freedom VCM of $281,144, representing a 31% voting interest and representation on the board of directors of Freedom VCM. The $281,144 equity interest consisted of an equity interest purchased in the take-private transaction of $216,500 and the roll-over of $64,644 of shares in FRG into additional equity interests in Freedom VCM. As part of the FRG take-private transaction, certain members of management of Freedom VCM, which are related parties to Freedom VCM, exchanged their equity interest in FRG for a combined 35% voting interest in Freedom VCM, of which Mr. Kahn and his wife and one of Mr. Kahn’s affiliates comprised 32%. The Company has a first priority security interest in a 25% equity interest of Mr. Kahn (who was also CEO and a board member of Freedom VCM) in Freedom VCM to secure the loan to an affiliate of Mr. Kahn as more fully described in Note 10 - Loans Receivable, At Fair Value. Freedom VCM and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Freedom VCM Bankruptcy Cases”) on November 3, 2024, which impaired this equity investment, and it was written off during the year ended December 31, 2024. The change in fair value of the Freedom VCM equity investment was an unrealized loss of $287,043 for the year ended December 31, 2024.

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
On October 9, 2024, the promissory note was cancelled and certain of the receivables owned by BRRII were transferred to BRRI, all in accordance with the terms of that certain amended and restated funding agreement, dated December 18, 2023, by and among Freedom VCM Interco Holdings, Inc., Freedom VCM Receivables, Inc., BRRII, the Company and certain other parties thereto. This loan was sold on February 7, 2025, and as such, the Company no longer owned the loan as of December 31, 2025. This loan receivable was measured at fair value in the amount of $3,913 as of December 31, 2024. Interest income on this loan receivable was zero and $6,035 during the years ended December 31, 2025 and 2024.
As more fully described in Note 10 - Loans Receivable, At Fair Value, the Company also had a related party loan receivable with a fair value of approximately $2,169 at December 31, 2024 from home-furnishing retailer W.S. Badcock Corporation (“Badcock”) that is collateralized by consumer finance receivables of Badcock. On December 18, 2023, Badcock was sold by Freedom VCM to Conn’s and a subsidiary of the Company loaned Conn’s $108,000 pursuant to the Conn’s Term Loan which bears interest at an aggregate rate per annum equal to the Term SOFR Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on February 20, 2027. On February 14, 2024, the Company collected $15,000 of principal payments which reduced the loan balance to $93,000. The commencement of the Chapter 11 Cases by Conn’s and certain of its subsidiaries in July 2024 constituted an event of default that accelerated the obligations under the Conn’s Term Loan. As of the date of the filing of the Chapter 11 Cases, $93,000 in outstanding borrowings existed under the Conn’s Term Loan. Any efforts to enforce payment obligations under the Conn’s Term Loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of the Conn’s Term Loan are subject to the applicable provisions of the Bankruptcy Code. These loan receivables have been reported as related party loan receivables due to the Company’s prior related party relationship with Freedom VCM and Freedom VCM’s ability to exercise influence over Conn’s as a result of the prior equity consideration Freedom VCM received from the sale of Badcock to Conn’s on December 18, 2023. For the years ended December 31, 2025 and 2024, interest income on these loans totaled zero and $7,538, respectively.
On June 27, 2024 and amended on July 19, 2024, Conn’s entered into a Consulting Agreement (the “Consulting Agreement”) with a then subsidiary of the Company. Pursuant to the Consulting Agreement, Conn’s engaged the Company’s subsidiary to sell merchandise and furniture, fixtures, & equipment as well as additional goods at Conn’s and Badcock stores, headquarters, distribution centers, and cross-dock locations. The Consulting Agreement was assumed by the Conn’s debtors in connection with the Chapter 11 Cases. On November 15, 2024, the Company sold the subsidiary that provided the consulting services to Conn’s in connection with the Great American Group transaction, and accordingly, included in discontinued operations for Great American Group (see Note 5 - Discontinued Operations and Assets Held for Sale) are $26,106 in revenues from services and fees earned from the Consulting Agreement for the period through November 15, 2024.
Vintage Capital Management - Brian Kahn
As discussed above, in connection with the completion of the FRG take-private transaction, one of the Company’s subsidiaries and VCM, an affiliate of Brian Kahn, entered into the Amended and Restated Note. The Amended and Restated Note in the aggregate principal amount of $200,506 bears interest at the rate of 12% per annum payable-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of the closing of the FRG Take-private transaction. The fair value of the Freedom VCM equity interest owned by Mr. Kahn and his spouse was zero as of December 31, 2025 and 2024. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which impacted the Freedom FVM equity interest which served as the collateral for this loan receivable. After the impairment of the collateral related to the Freedom equity interest, the fair value of the loan was $2,057 at December 31,

2024, which was determined based on the remaining collateral for this loan, which is primarily comprised of other securities. Fair value adjustments on the VCM loan receivable were decreases of $223 and $222,911 for the years ended December 31, 2025 and 2024, respectively. In light of the Company’s determination that any repayment of the Amended and Restated Note would have been paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying Freedom VCM equity interest and other collateral provided by Mr. Kahn and his spouse, the Company has determined that both VCM and Mr. Kahn are related parties as of December 31, 2025 and 2024. Interest income was zero and $15,573 during the years ended December 31, 2025 and 2024, respectively.
Torticity, LLC
Torticity is a related party as a result of the Company’s equity ownership in the limited liability company and BRC’s representation on the Board of Directors (board representation through January 12, 2025). On November 2, 2023, the Company agreed to lend up to $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. Interest income was $1,952 during the year ended December 31, 2024. The fair value of the entire loan receivable was impaired with no fair value at December 31, 2024. Subsequent to December 31, 2024, there were amendments to the loan; however, the entire loan remained impaired with no fair value at December 31, 2025, and there has been no interest income on the loan receivable during 2025.
Kanaci Technologies, LLC
On November 21, 2023, the Company agreed to lend up to $10,000 to Kanaci Technologies, LLC (“Kanaci”), of which $4,000 was drawn upon with $6,000 remaining, with interest payable of 15.0% per annum and a maturity date of June 30, 2026. Interest income was $2,088 during the year ended December 31, 2024. In June 2023, one of the Company’s members of senior management was appointed to the board of directors of Kanaci. The loan receivable in the amount of $11,453 was converted to equity on September 30, 2024.
GA Holdings
GA Holdings is a related party as a result of the Company’s equity investment as fully described in Note 11 - Equity Method Investment and BRC’s representation on the Board of Directors. Upon closing the Great American Transaction on November 15, 2024, the Company had loans receivable outstanding for three retail liquidation engagements from GA Holdings in the amount of $15,000. The three loans receivable are due and payable upon completion of the retail liquidation engagements and do not accrue interest on the outstanding balance. Two of the loans receivable were paid in full prior to December 31, 2024, and the remaining loan receivable had an outstanding balance of $1,339 at December 31, 2024, which was subsequently paid off during the first quarter of 2025.
The Company also provided GA Holdings with a $25,000 secured revolving credit facility upon closing the Great American Transaction on November 15, 2024, which had an initial outstanding balance of $1,698. As subsequently amended, the revolving commitment was revised to $40,000 for the period March 10, 2025 to June 30, 2025 and reduced back to $25,000 from July 1, 2025 until the maturity date. The loan matured on November 15, 2025. The secured revolving credit facility was secured by all of the assets of GA Holdings and accrued interest at the annual rate of SOFR plus 4.75% (weighted average rate of 9.27% as of December 31, 2024). Interest income recorded on the loan receivable was $920 during the year ended December 31, 2025 and $21 for the period from November 15, 2024 to December 31, 2024. The outstanding balance on the secured revolving credit facility was $1,698 at December 31, 2024. On October 16, 2025, all outstanding amounts due and owing under this facility were repaid in full to BRF and the facility was terminated.
During the period November 15, 2024 to October 16, 2025, the Company provided services to GA Holdings in accordance with a transition services agreement for accounting, information technology and other administration services and recorded fee revenues for these services at December 31, 2025 and 2024 in the amount of $1,699 and $598, respectively. At December 31, 2024, amounts due from GA Holdings for these services totaled $121. Pursuant to an existing consulting arrangement, the Company also paid $400 of consulting fees to the consultant, who was hired in July 2025 as the chief executive officer of GA Holdings, during the year ended December 31, 2025.
GA Joann Retail Partnership, LLC
GA Joann Retail Partnership, LLC, formed in February 2025, is a related party as a result of the Company’s equity investment as more fully described in Note 11 - Equity Method Investments for which the Company is deemed to have significant influence. On February 27, 2025, BRF, along with other lenders, entered into a credit agreement with GA Joann

Retail Partnership, LLC for an aggregate commitment of $52,000, of which BRF is committed to $24,653. The credit agreement bears interest at 10.00% to be paid monthly as payment-in-kind and capitalized into the outstanding principal balance and has a maturity date of November 26, 2025. Interest income recorded on the loan receivable was $223 during the year ended December 31, 2025. This loan receivable was paid in full on April 7, 2025.
Other
On March 2, 2021, the Company purchased a $2,400 minority equity interest in Dash Medical Holdings, LLC (“Dash”) and one of the Company's board of directors was appointed to the board of directors of Dash. On June 13, 2024, the Company sold its equity interest in Dash for $2,760, resulting in a realized gain of $360. In December 2024, the Company earned an advisory fee of $2,650 for services in connection with sale of Q-mation, Inc. where one of the board of directors of the Company is the president of Q-mation, Inc.
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the years ended December 31, 2025 and 2024, the Company earned $3,123 and $4,491, respectively, of fees related to these services.
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
The Company established BRC Trust on January 6, 2025, for the purpose of transferring and liquidating the assets of BRCPOF. After the formation of the BRC Trust, BRCPOF transferred its assets and liabilities to the BRC Trust. The Company determined the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights and substantially all of the activities are conducted on behalf of the Company which owns 13.4% and related parties of the Company which includes executive officers and members of the board of directors of the Company owning 58.2% of the equity interest in the Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidated the BRC Trust upon its formation.
NOTE 29 — BUSINESS SEGMENTS

The Company reports segment information based on the various industries the Company operates and how the businesses are managed. These businesses are aggregated into operating segments in a manner that reflects how the Company views the business activities. The Company’s businesses are operated by separate local management and certain of the Company’s businesses are grouped together when they operate within a similar industry, comprising similarities in products and services, customers, and production processes, and when considered together, may be managed in accordance with one or more investment or operational strategies specific to those businesses. The Company’s seven reportable segments, as described in Note 1 - Organization and Nature of Business Operations, reflect the way the Company is managed, and for which separate financial information is available and evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The individuals comprising the role of CODM are the Company’s two Co-Chief Executive Officers and the Company’s Chief Financial Officer, who collectively use segment operating income or loss as a measure of a segment’s profit or loss. The segment information the CODM regularly receives does not include asset information and does not use segment asset information to assess performance or allocate resources. Accordingly, asset information is not provided by reportable segment. The measure of assets is reported in the consolidated balance sheets as total assets.

Revenues by segment represent amounts earned on the various services offered within each reportable segment. Our significant operating expenses regularly provided to the CODM and used to assess segment performance and determine the deployment of capital are classified as employee compensation and benefits expense, professional services, occupancy-related costs, other selling, general and administrative expenses, restructuring charge, depreciation and amortization, and impairment of goodwill and intangible assets. Employee compensation and benefits expense consists of salaries, payroll taxes, benefits, incentive compensation payable as commissions and cash bonus awards, and share based compensation for equity awards. Professional services expense consists of legal, accounting, audit and other consulting expenses. Occupancy-related costs consists of office rent, technology and communication costs, and other office expenses. Depreciation and amortization expense consists of depreciation expense for property and equipment and amortization of intangible assets. The balance of our operating expenses (other selling, general and administrative expenses) includes costs for travel, marketing and business development, and other operating expenses. Restructuring charges include expenses related to reorganization and consolidation activities which include, among other, reductions in workforce and facility closures. During the fourth quarter of 2025, the Company made certain changes to the financial information that is provided to its CODM which includes additional disaggregated information regarding its operating segments. As a result, the Company’s operating segments now include seven reportable segments. The primary difference from the prior year’s presentation of reportable segments resulted in the Communications segment being presented in four reportable segments. In conjunction with the new additional reportable segments, the Company recast its segment presentation for all periods presented.

The following is a summary of certain financial data for each of the Company’s reportable segments:

Year Ended December 31, 2025	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate & All Other(1)	Total
Revenues - Services and fees	$154,421	$158,065	$164,148	$36,698	$31,394	$13,145	$—	$557,871	$75,965	$633,836
Trading gains, net	106,364	17,507	—	—	—	—	—	123,871	1,659	125,530
Fair value adjustment on loans	(3,131)	—	—	—	—	—	—	(3,131)	2,683	(448)
Interest income - loans	65	—	—	—	—	—	—	65	10,509	10,574
Interest income - securities lending	6,993	—	—	—	—	—	—	6,993	—	6,993
Revenues - Sale of goods	—	—	—	1,236	3,390	—	181,540	186,166	4,948	191,114
Total revenues	264,712	175,572	164,148	37,934	34,784	13,145	181,540	871,835	95,764	967,599
Direct cost of services	—	—	(94,584)	(7,445)	(12,620)	(4,306)	—	(118,955)	(20,462)	(139,417)
Cost of goods sold	—	—	—	(1,240)	(3,856)	—	(135,612)	(140,708)	(4,656)	(145,364)
Employee compensation and benefits	(115,712)	(126,279)	(19,713)	(3,140)	(2,782)	(1,203)	(37,123)	(305,952)	(65,016)	(370,968)
Professional services	(3,388)	(2,623)	(447)	(1,477)	(334)	(55)	(5,032)	(13,356)	(44,058)	(57,414)
Occupancy-related costs	(6,839)	(14,026)	(3,109)	(1,488)	(2,344)	(675)	(5,955)	(34,436)	(15,001)	(49,437)
Depreciation and amortization	(2,443)	(2,209)	(13,156)	(3,481)	(1,919)	(219)	(7,480)	(30,907)	(4,114)	(35,021)
Other selling, general and administrative expenses	(41,684)	(15,189)	(20,003)	(1,096)	(1,519)	(385)	(5,273)	(85,149)	(1,759)	(86,908)
Restructuring charge	—	—	—	—	—	—	90	90	(285)	(195)
Impairment of goodwill and tradenames	—	—	—	—	—	—	(1,500)	(1,500)	—	(1,500)
Interest expense - Securities lending and loan participations sold	(5,160)	—	—	—	—	—	—	(5,160)	(634)	(5,794)
Segment income (loss)	$89,486	$15,246	$13,136	$18,567	$9,410	$6,302	$(16,345)	$135,802	$(60,221)	$75,581

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, Nogin (deconsolidated in March 2025), Atlantic Coast Recycling (sold in March 2025), and individual investment and lending entities.

Year Ended December 31, 2024	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate & All Other(1)	Total
Revenues - Services and fees	$186,750	$197,468	$195,886	$41,247	$37,216	$15,133	$—	$673,700	$109,604	$783,304
Trading (losses) gains, net	(41,710)	3,278	—	—	—	—	—	(38,432)	(18,575)	(57,007)
Fair value adjustment on loans	(63)	—	—	—	—	—	—	(63)	(325,435)	(325,498)
Interest income - loans	1,829	—	—	—	—	—	—	1,829	52,312	54,141
Interest income - securities lending	70,862	—	—	—	—	—	—	70,862	—	70,862
Revenues - Sale of goods	—	—	—	1,598	3,991	—	202,597	208,186	12,433	220,619
Total revenues	217,668	200,746	195,886	42,845	41,207	15,133	202,597	916,082	(169,661)	746,421
Direct cost of services	—	—	(131,725)	(11,571)	(17,821)	(4,233)	—	(165,350)	(48,551)	(213,901)
Cost of goods sold	—	—	(1)	(1,495)	(4,592)	—	(152,625)	(158,713)	(8,921)	(167,634)
Employee compensation and benefits	(118,933)	(156,715)	(22,259)	(3,287)	(3,091)	(1,566)	(39,650)	(345,501)	(86,107)	(431,608)
Professional services	(1,169)	(2,814)	(2,107)	(1,605)	(340)	(50)	(8,544)	(16,629)	(42,595)	(59,224)
Occupancy-related costs	(7,671)	(11,464)	(5,056)	(1,849)	(2,345)	(668)	(6,518)	(35,571)	(21,047)	(56,618)
Depreciation and amortization	(3,049)	(4,177)	(13,481)	(3,525)	(1,934)	(2,517)	(7,991)	(36,674)	(8,259)	(44,933)
Other selling, general and administrative expenses	(39,690)	(19,146)	(20,552)	(1,082)	(1,251)	(371)	(6,812)	(88,904)	(8,123)	(97,027)
Restructuring charge	—	—	(379)	—	—	—	(1,143)	(1,522)	—	(1,522)
Impairment of goodwill and tradenames	—	—	—	—	—	—	(31,681)	(31,681)	(73,692)	(105,373)
Interest expense - Securities lending and loan participations sold	(65,939)	—	—	—	—	—	—	(65,939)	(189)	(66,128)
Segment (loss) income	$(18,783)	$6,430	$326	$18,431	$9,833	$5,728	$(52,367)	$(30,402)	$(467,145)	$(497,547)

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, Nogin (deconsolidated in March 2025), Atlantic Coast Recycling (sold in March 2025), and individual investment and lending entities.

Reconciliation of Segment Income (Loss) to Net Income (Loss):

	Year Ended December 31,
	2025	2024
Segment income (loss)	$75,581	$(497,547)
Interest income	3,710	3,600
Dividend income	1,818	4,462
Realized and unrealized gains (losses) on investments	62,718	(263,686)
Change in fair value of financial instruments and other	11,349	4,471
Gain on sale and deconsolidation of businesses	86,213	306
Gain on senior note exchange	67,208	—
Income from equity investments	34,996	31
Loss on extinguishment of debt	(21,298)	(18,725)
Interest expense:
Capital Markets segment	(30)	(579)
Lingo segment	(66)	(6,061)
magicJack segment	—	(3)
Consumer Products segment	(1,754)	(4,261)
Corporate and All Other	(90,886)	(122,404)
Interest expense	(92,736)	(133,308)
Income (loss) from continuing operations before income taxes	229,559	(900,396)
Benefit from (provision for) income taxes	9,885	(22,013)
Income (loss) from continuing operations	239,444	(922,409)
Income from discontinued operations, net of income taxes	70,841	147,470
Net income (loss)	310,285	(774,939)
Net income (loss) attributable to noncontrolling interests	2,870	(10,665)
Net income (loss) attributable to BRC Group Holdings, Inc.	307,415	(764,274)
Preferred stock dividends	8,060	8,060
Net income (loss) available to common shareholders	$299,355	$(772,334)

The following table presents revenues by geographical area:

	Year Ended December 31,
	2025	2024
Revenues
Services and fees
North America	$633,836	$783,304

Trading loss (income)
North America	125,530	(57,007)

Fair value adjustments on loans
North America	(448)	(325,498)

Interest income - loans
North America	10,574	54,141

Interest income - securities lending
North America	6,993	70,862

Sale of goods
North America	98,930	118,676
Australia	9,905	12,305
Europe, Middle East, and Africa	52,235	55,517
Asia	22,582	24,736
Latin America	7,462	9,385
Total - Sale of goods	191,114	220,619

Total Revenues
North America	875,415	644,478
Australia	9,905	12,305
Europe, Middle East, and Africa	52,235	55,517
Asia	22,582	24,736
Latin America	7,462	9,385
Total Revenues	$967,599	$746,421

The following table presents long-lived assets, which consist of property and equipment, net, by geographical area:

	December 31, 2025	December 31, 2024
Long-lived Assets - Property and Equipment, net:
North America	$17,450	$18,327
Europe	88	217
Asia Pacific	62	81
Australia	6	54
Total	$17,606	$18,679
Segment assets are not reported to, or used by, the Company’s CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.
NOTE 30 — COMMITMENTS AND CONTINGENCIES
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

On February 2, 2026, a stockholder derivative complaint was filed by Adrian Rubio in the U.S. Federal District Court, Central District of California on behalf of the Company and against the members of the Company’s Board of Directors and certain of the Company’s executive officers. The complaint alleges that certain of the Company’s officers and the board of directors substantially damaged the Company by filing false and misleading statements that omitted material adverse facts regarding Brian Kahn's involvement in the Prophecy fraud and the regulatory scrutiny that the Company would face because of its entanglements with Kahn and Franchise Group. Claims include breach of fiduciary duties and unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.

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

On February 14, 2025, a stockholder derivative complaint was filed by Michael Marchner in the Delaware Chancery Court on behalf of the Company and against the members of the Company’s Board of Directors. The complaint alleges that certain of the Company’s officers and the board of directors (i) breached their fiduciary duties related to the Company’s involvement with Mr. Kahn and subsequent legal issues, (ii) engaged in misconduct, and (iii) wasted corporate assets, including the approval of improper compensation. On March 30, 2026, the Court of Chancery dismissed the complaint in full.
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
(b) Babcock & Wilcox Commitments and Guarantees

On January 18, 2024, the Company entered into a guaranty (the “Axos Guaranty”) in favor of (i) Axos Bank, in its capacity as administrative agent (the “Administrative Agent”) for the secured parties under that certain credit agreement, dated as of January 18, 2024, among B&W, the guarantors party thereto, the lenders party thereto and the Administrative Agent (the “B&W Axos Credit Agreement”), and (ii) the secured parties. Subject to the terms and conditions of the Axos Guaranty, the Company has guaranteed certain obligations of B&W (subject to certain limitations) under the B&W Axos Credit Agreement, including the obligation to repay outstanding loans and letters of credit and to pay earned interest, fees costs and expenses of enforcing the Axos Guaranty, provided however, that the Company’s obligations with respect to the principal amount of credit extensions and unreimbursed letter of credit obligations under the B&W Axos Credit Agreement shall not at any time exceed $150,000 in the aggregate, which is the maximum potential amount of future payments under the guaranty. In consideration for the agreements and commitments under the Axos Guaranty and pursuant to a separate fee and reimbursement agreement, B&W has agreed to pay the Company a fee equal to 2.00% of the aggregate revolving commitments (as defined in the B&W Axos Credit Agreement) under the B&W Axos Credit Agreement, payable quarterly and, at B&W’s election, in cash in full or 50% in cash and 50% in the form of penny warrants. On June 18, 2025, an amendment was made to the Axos Guaranty whereby the Company’s obligations as guarantor were suspended until January 1, 2027. On February 25, 2026, the Axos Guaranty was terminated and is of no further force and effect.
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
On December 22, 2021, the Company entered into a general agreement of indemnity in favor of one of B&W’s sureties. Pursuant to this indemnity agreement, the Company agreed to indemnify the surety in connection with a default by B&W under a €30,000 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. As of December 31, 2025, the bond had been reduced to €5,000 as a result of the satisfaction of certain contractual performance obligations.
On August 10, 2020, the Company entered into a project specific indemnity rider to a general agreement of indemnity made by B&W in favor of one of its sureties. Pursuant to the indemnity rider, the Company agreed to indemnify the surety in connection with a default by B&W under the underlying indemnity agreement relating to a $29,970 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. During the year ended December 31, 2024, the indemnity rider was reduced to $2,997, which expired during the third quarter of 2025 and no amounts remained outstanding at December 31, 2025.
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

The Company entered into two Written Put agreements in April and September of 2025 under which the Issuers may require the Company to purchase up to: (i) $15,000 of the Issuer’s convertible preferred stock prior to March 24, 2027 and (ii) $1,000,000 of the Issuer’s convertible preferred stock prior to September 11, 2028, subject to limitations. The maximum put notice is (i) $500 per week in the aggregate and (ii) $75,000 per issuance and no more than one put notice a week, respectively. Conversion of the preferred stock is subject to a 19.99% conversion limitation pursuant to the applicable Nasdaq Listing Rules (the “Exchange Cap”).

If exercised, the Company would remit cash and receive preferred shares at a discount to their stated value, with the preferred stock convertible at the Company’s option into common shares of the Issuer based on a formula tied to market prices. The preferred stock also includes a contingent redemption feature if the Issuer’s common stock declines below a specified price threshold.

During the year ended December 31, 2025, the Company purchased (i) $2,300 and (ii) $75,000, respectively, under the obligations, and (i) $12,700 and (ii) $925,000 remained outstanding and had not been exercised by the Issuer, and no amounts were due as of December 31, 2025 (see Note 6 - Fair Value Measurements).

In January 2026, the Company purchased an aggregate of $150,000 of preferred shares pursuant to the April 2025 agreement.
NOTE 31 — SUBSEQUENT EVENTS
Amendment to Oaktree Credit Agreement

On January 14, 2026, the Company and the BRFH Borrower entered into Amendment No. 4 to the Credit Facility which added an additional carve-out with respect to limitation on investments and allows the Company to repurchase unsecured notes on or prior to June 30, 2026 in an aggregate outstanding amount not to exceed $25,000.

Exchange and Repurchase of Senior Notes

On February 6, 2026, the Company completed a Section 3(a)(9) exchange with DBA Trading, LLC (the “Investor”) whereby the Company exchanged 224,226 units of 5.50% Senior Notes due 2026 (RILYK) for 621,604 shares of the Company’s common stock.

On February 27, 2026, the Company completed a Section 3(a)(9) exchange with the Investor whereby the Company exchanged 250,000 units of 6.50% Senior Notes due 2026 (RILYN), 11,952 units of the 5.00% Senior Notes due 2026 (RILYG) and 10,000 units of the 6.00% Senior Notes due 2028 (RILYT) for 903,309 shares of the Company’s common stock.

On March 10, 2026, the Company completed a Section 3(a)(9) exchange with the Investor whereby the Company exchanged 95,354 units of the 5.00% Senior Notes due 2026 (RILYG), 204,159 units of the 6.50% Senior Notes due 2026 (RILYN), 217,000 units of the 5.25% Senior Notes due 2028 (RILYZ) and 215,000 units of the 6.00% Senior Notes due 2028 (RILYT) for 2,240,000 shares of the Company’s common stock (the “March 10 3(a)(9) Transaction”). As a result of the March 10 3(a)(9) Transaction, the Investor exceeded five percent ownership of the Company’s Common Stock. Subsequent to the March 10 3(a)(9) Transaction, on March 13, 2026 and March 26, 2026, the Company completed a Section 3(a)(9) exchange with the Investor whereby the Company exchanged 115,860 units and 100,000 units, respectively, of the 5.50% Senior Notes due 2026 (RILYK) for 436,387 shares and 352,566 shares, respectively, of the Company’s common stock.

On March 10, 2026, the Company completed a repurchase of 171,703 units of the 5.00% Senior Notes due 2026 (RILYG) for $4,035.

In connection with the above transactions, the units of senior notes received in connection with the Section 3(a)(9) exchanges and the repurchase were retired and cancelled in the case of the RILYN, RILYG, RILYN and RILYT series and were redeemed on March 30, 2026 in the case of the RILYK series.

NOTE 32 — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BRC Group Holdings, Inc.
(Parent Company Only)
Condensed Balance Sheets
(Dollars in thousands)

	December 31, 2025	December 31, 2024
Assets
Assets:
Cash and cash equivalents	$2,278	$1,033
Investment in consolidated subsidiaries	1,155,470	1,095,523
Other assets	31,318	19,903
Total assets	$1,189,066	$1,116,459

Liabilities And Stockholders’ Deficit
Liabilities:
Accounts payable, accrued expenses and other liabilities	$57,190	$71,539
Dividends payable	611	2,534
Senior notes payable, net	1,301,798	1,530,561
Total liabilities	1,359,599	1,604,634
Total stockholders’ deficit	(170,533)	(488,175)
Total liabilities and stockholders’ deficit	$1,189,066	$1,116,459

See Notes to Condensed Financial Statements

BRC Group Holdings, Inc.
(Parent Company Only)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2025	2024
Revenues	$3,332	$3,642
Operating expenses:
Selling, general and administrative expenses	50,752	48,896
Total operating expenses	50,752	48,896
Operating loss	(47,420)	(45,254)
Other income (expense):
Interest and dividend income	36	7
Interest expense	(69,233)	(92,657)
(Loss) gain on sale of discontinued operations	(205)	2,277
Gain on extinguishment of debt	67,554	120
Loss before income taxes	(49,268)	(135,507)
Benefit from (provision for) income taxes	15,759	(54,636)
Loss before income in equity investees	(33,509)	(190,143)
Equity in income (loss) of subsidiaries	341,924	(574,131)
Net income (loss)	308,415	(764,274)
Other comprehensive income (loss)	297	(6,798)
Comprehensive income (loss)	$308,712	$(771,072)
See Notes to Condensed Financial Statements

BRC Group Holdings, Inc.
(Parent Company Only)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$308,415	$(764,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net (income) loss of subsidiaries	(341,924)	574,131
Share-based compensation	3,479	7,746
Non-cash interest and other	2,922	4,162
Depreciation and amortization	335	382
Gain on extinguishment of debt	(346)	(120)
Gain on senior note exchange	(67,208)	—
Change in operating assets and liabilities:
Investments in consolidated subsidiaries and other assets	144,227	102,225
Accounts payable, accrued expenses and other liabilities	(11,591)	(3,486)
Other liabilities	(4,687)	(2,533)
Net cash provided by (used in) operating activities	33,622	(81,767)
Cash flows from investing activities:
Contributions to subsidiaries	(4,000)	(7,500)
Distributions from subsidiaries	133,900	274,000
Net cash provided by investing activities	129,900	266,500
Cash flows from financing activities:
Redemption of senior notes	(145,302)	(140,491)
Repurchases and payments on senior notes	(9,783)	—
Payment of debt issuance and offering costs	(7,192)	—
ESPP and payment of employment taxes on vesting of restricted stock	—	(3,218)
Common dividends paid	—	(33,731)
Preferred dividends paid	—	(8,060)
Proceeds from exercise of warrants	—	653
Net cash used in financing activities	(162,277)	(184,847)
Increase (decrease) in cash, cash equivalents and restricted cash	1,245	(114)
Cash, cash equivalents and restricted cash, beginning of year	1,033	1,147
Cash, cash equivalents and restricted cash, end of year	$2,278	$1,033
See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY)
NOTE 1 — BASIS OF PRESENTATION
The accompanying condensed financial statements for BRC Group Holdings, Inc. (the “Parent Company”) summarize the results of operations and cash flows of the Parent Company for the years ended December 31, 2025 and 2024, and the financial position as of December 31, 2025 and 2024.
The condensed financial statements of the Parent Company have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Parent Company (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of the Parent Company’s operating subsidiaries to pay dividends may be restricted due to the terms of the Nomura Credit Agreement.
In these statements, the Parent Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date the Parent Company began consolidating them. The Parent Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The Parent Company financial statements should be read in conjunction with the consolidated financial statements of BRC Group Holdings, Inc. and subsidiaries for the corresponding years.
NOTE 2 — TRANSACTIONS WITH SUBSIDIARIES
During the years ended December 31, 2025 and 2024, distributions from subsidiaries to the Parent Company were $133,900 and $274,000, respectively, and contributions from the Parent Company to its subsidiaries were $4,000 and $7,500, respectively. The Parent Company maintains most of its cash and cash equivalents at its wholly owned subsidiaries to maximize returns on investments. Distributions from subsidiaries to the Parent Company are primarily to fund periodic investments that are made at the Parent Company or to fund debt service and interest costs on the senior notes, common stock and preferred stock dividends, and repurchases of common stock or other Parent Company securities. Contributions from the Parent Company to its subsidiaries are primarily made to fund acquisitions and investments that are made at the subsidiary level.