Form 10-K/A
period 2025-12-31
BRC Group Holdings, Inc.
filed 2026-04-01
CIK 1464790

i found

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
The registrant filed with the Securities and Exchange Commission an Annual Report on Form 10-K for the year ended December 31, 2025 on March 31, 2026 (the “Form 10-K”). The registrant is filing this Amendment No. 1 solely to correct the following scrivener’s errors:

1.to correct an error of a missing conformed signature on the Report of Independent Registered Public Accounting Firm under Item 8 of the Form 10-K for the Consolidated Financial Statements;
2.to correct an error of a missing conformed signature on the Report of Independent Registered Public Accounting Firm under Item 9A of the Form 10-K for the Opinion on Internal Control over Financial Reporting; and
3.to correct an error of a missing conformed signature on Exhibit 23.1 Consent of Independent Registered Public Accounting Firm to the Form 10-K.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

The Company has included as exhibits to this Amendment updated certifications from the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

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

/s/ BDO USA, P.C.
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
(c)Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons.
(c) Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1§	Equity Purchase Agreement, by and among B. Riley Advisory Holdings, LLC, B. Riley Advisory US, Inc., B. Riley Financial, Inc., Gallop U.S. Acquireco Inc., and 1001243443 Ontario Inc., dated as of June 27, 2025	8-K	2.1	7/3/2025

2.2§	Membership Interest Purchase Agreement by and among Atlantic Coast Recycling Holdings, Inc., Atlantic Coast Recycling, LLC, a Atlantic Coast Recycling of Ocean County, LLC, and ReVal Group, LLC, B. Riley Financial, Inc., BR Financial Holdings, LLC, B. Riley Environmental Holdings, LLC, BRF Investments, LLC, Mario Gigante, InfraNext Partners Holdings, LLC, Alan Milton, Bruce Papp, Provident Trust Group - Robert Deutschman Roth IRA, Robert Deutschman, Roger Shapiro and Christian Morgan dated as of March 1, 2025	8-K	2.1	3/7/2025

2.3§	Transfer and Contribution Agreement, dated as of October 25, 2024, between B. Riley Brand Management, LLC and BR Funding Holdings 2024-1, LLC	8-K	2.1	10/31/2024

2.4	Membership Interest Purchase Agreement, dated October 25, 2024, by and among bebe stores, inc., HBN 120, LLC, BB Brand Holdings, LLC and BKST Brand Management, LLC	8-K	2.2	10/31/2024

2.5§	Equity Purchase Agreement, dated as of October 13, 2024, relating to Great American Holdings, LLC	8-K	2.1	11/21/2024

3.1	Amended and Restated Certificate of Incorporation, as amended, dated as of August 17, 2015	10-Q	3.1	8/3/2018

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
3.2	Amended and Restated Certificate of Incorporation, as amended, dated as of January 1, 2026	8-K	3.1	1/2/2026

3.3	Amended and Restated Bylaws, dated as of November 6, 2014	10-Q	3.6	11/6/2014

3.4	Amendment to Amended and Restated Bylaws of Registrant, dated as of April 3, 2019	8-K	3.1	4/9/2019

3.5	Amendment to Amended and Restated Bylaws, dated as of January 1, 2026	8-K	3.2	1/2/2026

3.6	Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock of Registrant	8-K	3.1	10/7/2019

3.7	Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock of Registrant	8-K	3.1	9/4/2020

3.8	State of Delaware, Registrant, Series A Certificate of Correction to Certificate of Designation designating the 6.875% Series A Cumulative Perpetual Preferred Stock	10-Q	3.1	2/21/2025

3.9	State of Delaware, Registrant, Series B Certificate of Correction to Certificate of Designation designating the 7.375% Series B Cumulative Perpetual Preferred Stock	10-Q	3.2	2/21/2025

4.0	Description of Registered Securities	10-K	4.29	5/16/2023

4.1	Form of common stock certificate	10-K	4.1	3/30/2015

4.2	Base Indenture, dated as of May 7, 2019, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	5/7/2019

4.3	Second Supplemental Indenture, dated as of September 23, 2019, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (NASDAQ: RILYN)	8-K	4.3	9/23/2019

4.4	Form of 6.50% Senior Note due 2026 (NASDAQ: RILYN) (included in Exhibit 4.3)	8-K	4.3	9/23/2019

4.5	Fourth Supplemental Indenture, dated as of January 25, 2021, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYT)	8-K	4.5	1/25/2021

4.6	Form of 6.00% Senior Note due 2028 (NASDAQ: RILYT) (included in Exhibit 4.5)	8-K	4.5	1/25/2021

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.7	Fifth Supplemental Indenture, dated as of March 29, 2021, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYK)	8-K	4.6	3/29/2021

4.8	Form of 5.50% Senior Note due 2026 (NASDAQ: RILYK) (included in Exhibit 4.6)	8-K	4.6	3/29/2021

4.9	Sixth Supplemental Indenture, dated as of August 6, 2021, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYZ)	8-K	4.7	8/6/2021

4.10	Form of 5.25% Senior Note due 2028 (NASDAQ: RILYZ) (included in Exhibit 4.7)	8-K	4.7	8/6/2021

4.11	Seventh Supplemental Indenture, dated as of December 3, 2021, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (NASDAQ: RILYG)	8-K	4.8	12/3/2021

4.12	Form of 5.00% Senior Note due 2026 (NASDAQ: RILYG) (included in Exhibit 4.8)	8-K	4.8	12/3/2021

4.13	Eighth Supplemental Indenture, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 1, 2026	8-K	3.3	1/2/2026

4.14§	Indenture, by and among Registrant and GLAS Trust Company LLC, as trustee and collateral agent, governing the issuance by Registrant. of 8.00% Senior Secured Second Lien Notes due January 2028, dated as of March 26, 2025	8-K	10.1	4/1/2025

4.15§	Form of 8.00% Senior Secured Second Lien Note due 2028	8-K	10.2	4/1/2025

4.16	Supplemental Indenture No. 2 by and among the Registrant and GLAS Trust Company LLC, dated as of August 4, 2025	10-Q	10.7	1/14/2026

4.17	Deposit Agreement, dated October 7, 2019, among the Registrant, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to Registrant’s 6.875% Series A Cumulative Perpetual Preferred Stock (NASDAQ: RILYP)	8-K	4.1	10/7/2019

4.18	Form of Specimen Certificate representing the 6.875% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share (NASDAQ: RILYP)	8-K	4.2	10/7/2019

4.19	Deposit Agreement, dated September 4, 2020, among the Registrant, Continental Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts, with respect to Registrant’s 7.375% Series B Cumulative Perpetual Preferred Stock (NASDAQ: RILYL)	8-K	4.1	9/4/2020

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
4.20	Form of Depositary Receipt (NASDAQ: RILYP) (included as Exhibit A to Exhibit 4.1)	8-K	4.1	10/7/2019

4.21	Form of Specimen certificate representing the 7.375% Series B Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of B. Riley Financial, Inc. (NASDAQ: RILYL)	8-K	4.2	9/4/2020

4.22	Form of Depositary Receipt (NASDAQ: RILYL) (included as Exhibit A to Exhibit 4.1)	8-K	4.1	9/4/2020

10.1#	Amended and Restated 2009 Stock Incentive Plan	10-Q	10.1	8/11/2015

10.2#	Amended and Restated 2009 Stock Incentive Plan – Form of Restricted Stock Unit Agreement	10-Q	10.2	8/11/2015

10.3#	Amended and Restated 2009 Stock Incentive Plan – Stock Bonus Program and Form of Stock Bonus Award Agreement	10-Q	10.3	8/11/2015

10.4#	Amendment to Amended and Restated 2009 Stock Incentive Plan	10-Q	10.4	11/1/2019

10.5#	Management Bonus Plan	8-K	10.1	8/18/2015

10.6#	2018 Employee Stock Purchase Plan	8-K	10.1	7/31/2018

10.7#	2021 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement, dated April 20, 2021 filed with the Securities and Exchange Commission	8-K	10.01	6/3/2021

10.8#	Form of Restricted Stock Unit Award Agreement (Time-Vesting) under the 2021 Stock Incentive Plan	10-K	10.34	4/24/2024

10.9#	PRSU Grant Agreement	10-K	10.46	2/28/2022

10.10#	B. Riley Securities Holdings, Inc. Stock Incentive Plan	S-1	10.10	2/10/2026

10.11#	B. Riley Securities Holdings, Inc. Stock Incentive Plan Form for Restricted Stock Award Agreement for Senior Executives	S-1	10.11	2/10/2026

10.12	BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of December 19, 2018	8-K	10.1	12/27/2018

10.13	First Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement and Joinder, dated as of February 1, 2019	8-K	10.1	2/7/2019

10.14	Second Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated December 31, 2020	8-K	10.1	1/6/2021

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.15	Third Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of December 16, 2021	10-K	10.44	2/25/2022

10.16	Fourth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of June 21, 2022	10-Q	10.1	7/29/2022

10.17	Fifth Amendment to BRPI Acquisition Co LLC Banc of California Credit Agreement, dated as of March 15, 2024	10-Q	10.4	5/15/2024

10.18	Sixth Amendment to BRPI Acquisition Co LLC Banc of California Credit Agreement, dated as of April 9, 2024	10-Q	10.5	5/15/2024

10.19	Seventh Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of August 22, 2024	10-Q	10.11	2/21/2025

10.20	Eighth Amendment to BRPI Acquisition Co LLC. and Banc of California Credit Agreement, dated as of September 6, 2024	10-Q	10.12	2/21/2025

10.21	Ninth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of September 13, 2024	10-Q	10.13	2/21/2025

10.22	Tenth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of September 20, 2024	10-Q	10.14	2/21/2025

10.23	Eleventh Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of September 30, 2024	10-Q	10.15	2/21/2025

10.24	Twelfth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of November 18, 2024	10-K	10.19	9/19/2025

10.25	Thirteenth Amendment to BRPI Acquisition Co LLC and Banc of California Credit Agreement, dated as of December 18, 2024	10-K	10.20	9/19/2025

10.26	Security and Pledge Agreement, dated as of December 19, 2018	8-K	10.2	12/27/2018

10.27	Unconditional Guaranty and Pledge Agreement by B. Riley Principal Investments, LLC, dated as of December 19, 2018	8-K	10.3	12/27/2018

10.28	Form of Director and Officer Indemnification Agreement	8-K	10.3	12/22/2021

10.29#	Amended and Restated Employment Agreement, by and among the Registrant, solely for the purposes of Section 3.2 B. Riley Securities, and Bryant R. Riley dated as of November 8, 2025	8-K	10.1	11/14/2025

10.30#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the Registrant and Thomas J. Kelleher	8-K	10.2	4/14/2023

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.31#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the Registrant and Phillip J. Ahn	8-K	10.3	4/14/2023

10.32#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the Registrant and Alan N. Forman	8-K	10.4	4/14/2023

10.33#	Amendment No. 1, dated as of January 15, 2026, to Amended and Restated Employment Agreement, by and between the Registrant and Alan N. Forman	8-K	10.2	1/20/2026

10.34#	Amended and Restated Employment Agreement, dated as of April 11, 2023 by and between the Registrant and Andrew Moore	8-K	10.5	4/14/2023

10.35	Kenny Young Consulting Services Agreement, dated as of September 20, 2024	10-Q	10.20	2/21/2025

10.36#	Employment Agreement between the Registrant and Scott Yessner, dated as of May 19, 2025	8-K	10.1	5/22/2025

10.37#	Nonstatutory Stock Option Agreement between the Registrant and Scott Yessner, dated as of May 19, 2025	8-K	10.2	5/22/2025

10.38	Guaranty, dated as of January 18, 2024, among B. Riley Financial, Inc., Babcock & Wilcox Enterprises, Inc. and Axos Bank	8-K	10.1	1/22/2024

10.39	Amendment to Credit Agreement by and among Babcock & Wilcox Enterprises, Inc., the other entities listed in Schedule I thereto, B. Riley Financial, Inc., the Lenders party thereto, and Axos Bank, dated as of June 18, 2025	10-Q	10.8	12/15/2025

10.40§	Tenth Amendment to Credit Agreement and Amendment to Security Agreement by and among Babcock & Wilcox Enterprises, Inc., the other entities listed in Schedule I thereto, the Registrant, the Lenders party thereto, and Axos Bank, dated as of February 25, 2026	8-K	10.1	3/3/2026

10.41§	Great American Holdings LLC Second Amended and Restated Agreement, dated as of November 15, 2024	10-K	10.39	9/19/2025

10.42§	Credit Agreement among Lingo Management, LLC and Banc of California Credit Agreement, dated as of August 16, 2022	10-K	10.40	9/19/2025

10.43§	First Amendment to Lingo Management, LLC and Banc of California Credit Agreement and Joinder, dated as of September 9, 2022	10-K	10.41	9/19/2025

10.44§	Second Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of November 10, 2022	10-K	10.42	9/19/2025

10.45	Third Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of March 2, 2023	10-K	10.43	9/19/2025

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.46	Fourth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of November 6, 2023	10-K	10.44	9/19/2025

10.47	Fifth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of February 14, 2024	10-K	10.45	9/19/2025

10.48	Sixth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of March 15, 2024	10-K	10.46	9/19/2025

10.49	Seventh Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of April 9, 2024	10-Q	10.2	1/14/2025

10.50	Eighth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of August 22, 2024	10-Q	10.16	2/21/2025

10.51	Ninth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of September 6, 2024	10-Q	10.17	2/21/2025

10.52	Tenth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of September 20, 2024	10-Q	10.18	2/21/2025

10.53	Eleventh Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of September 30, 2024	10-Q	10.19	2/21/2025

10.54	Twelfth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of November 18, 2024	10-K	10.52	9/19/2025

10.55	Thirteenth Amendment to Lingo Management, LLC and Banc of California Credit Agreement, dated as of December 18, 2024	10-K	10.53	9/19/2025

10.56§	Credit Agreement, among B. Riley Financial, Inc., BR Financial Holdings, LLC, and Oaktree Fund Administration, LLC, dated as of February 26, 2025	8-K	10.1	3/4/2025

10.57§	Amendment No. 1 to Credit Agreement, among B. Riley Financial, Inc., BR Financial Holdings, LLC, and Oaktree Fund Administration, LLC, dated as of March 24, 2025	10-Q	10.3	11/18/2025

10.58§	Amendment No. 2 to Credit Agreement among B. Riley Financial, Inc., BR Financial Holdings, LLC and Oaktree Fund Administration, LLC, dated as of July 8, 2025	10-Q	10.1	1/14/2026

10.59	Amendment No. 3 to Credit Agreement among B. Riley Financial, Inc., BR Financial Holdings, LLC and Oaktree Fund Administration, LLC, dated as of October 8, 2025	8-K	10.1	10/14/2025

10.60	Amendment No. 4 to Credit Agreement among Registrant, BR Financial Holdings, LLC and Oaktree Fund Administration, LLC, dated as of January 14, 2026	8-K	10.1	1/20/2026

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.61	Form of Warrant, for warrants issued to RPVOF Broker CTB, LLC, OPIF Broker Holdings, L.P., Oaktree Copley Investments, LLC, OPPS XII Broker E Holdings, L.P. and OCM SSF III Broker Debt Holdings, L.P in connection with the Credit Agreement, dated February 26, 2025	8-K	10.2	3/4/2025

10.62§	Registration Rights Agreement among B. Riley Financial, Inc., and RPVOF Broker CTB, LLC, OPIF Broker Holdings, L.P., Oaktree-Copley Investments, LLC, OPPS XII Broker E Holdings, L.P., and OCM SSF III Broker Debt Holdings, L.P, dated as of February 26, 2025	8-K	10.3	3/4/2025

10.63	Amendment No. 1 to Registration Rights Agreement among B. Riley Financial, Inc., and RPVOF Broker CTB, LLC, OPIF Broker Holdings, L.P., Oaktree-Copley Investments, LLC, OPPS XII Broker E Holdings, L.P., and OCM SSF II	10-K	10.63	3/31/2026

10.64§	Form of Warrant, for warrants issued to Holbrook Income Fund, dated March 26, 2025	8-K	10.3	4/1/2025

10.65§	Registration Rights Agreement, by and between B. Riley Financial, Inc. and Holbrook Income Fund, dated as of March 26, 2025	8-K	10.4	4/1/2025

10.66	Amendment No. 1 to Registration Rights Agreement, by and between B. Riley Financial, Inc. and Holbrook Income Fund, dated as of August 25, 2025	10-K	10.66	3/31/2026

10.67§†	Form of Warrant, for warrants issued to Annuity Investors Life Insurance Company, C.M. Life Insurance Company, Massachusetts Mutual Life Insurance Company, and MassMutual Ascend Life Insurance Company, dated May 21, 2025	8-K	10.1	5/28/2025

10.68§	Registration Rights Agreement by and between B. Riley Financial, Inc., and Annuity Investors Life Insurance Company, C.M. Life Insurance Company, Massachusetts Mutual Life Insurance Company, and MassMutual Ascend Life Insurance Company, dated as of May 21, 2025	8-K	10.2	5/28/2025

10.69§	Form of Warrant, for warrants issued to VR Global Partners, L.P., dated as of June 30, 2025	10-Q	10.18	12/15/2025

10.70§	Registration Rights Agreement by and between B. Riley Financial, Inc., and VR Global Partners, L.P. dated as of June 30, 2025	10-Q	10.19	12/15/2025

10.71	Amendment No. 1 to Registration Rights Agreement by and between B. Riley Financial, Inc., and VR Global Partners, L.P. dated as of September 9, 2025	10-K	10.71	3/31/2026

10.72§‡	Form of Warrant, for warrants issued to Great American Insurance Company, Great American Contemporary Insurance Company, and National Interstate Insurance Company (collectively “AFG”), dated as of April 7, 2025	10-Q	10.20	12/15/2025

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.73§	Registration Rights Agreement by and between B. Riley Financial, Inc., and Great American Insurance Company, Great American Contemporary Insurance Company, and National Interstate Insurance Company (collectively “AFG”), dated as of April 7, 2025	10-Q	10.21	12/15/2025

10.74§†	Form of Warrant, for warrants issued to Whitebox Multi-Strategy Partners, LP and Whitebox GT Fund, LP, dated as of July 11, 2025	10-Q	10.2	1/14/2026

10.75§	Registration Rights Agreement by and between B. Riley Financial, Inc. , Whitebox Multi-Strategy Partners, LP and Whitebox GT Fund, LP, dated as of July 11, 2025	10-Q	10.3	1/14/2026

10.76§	Amended and Restated Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California dated as of January 6, 2025	10-Q	10.1	11/18/2025

10.77	First Amendment to Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California, dated as of May 12, 2025	10-Q	10.6	12/15/2025

10.78§	Second Amendment to Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California, dated as of June 10, 2025	10-Q	10.7	12/15/2025

10.79§	Revolving Credit, Term Loan and Security Agreement among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of October 18, 2022	10-Q	10.9	12/15/2025

10.80§	Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of October 31, 2023	10-Q	10.10	12/15/2025

10.81§	Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of February 20, 2024	10-Q	10.11	12/15/2025

10.82§	Amendment No. 3 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of June 27, 2024	10-Q	10.12	12/15/2025

10.83§	Amendment No. 4 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of November 7, 2024	10-Q	10.13	12/15/2025

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
10.84§	Amendment No. 5 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of May 9, 2025	10-Q	10.14	12/15/2025

10.85§	Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of July 25, 2025	10-Q	10.4	1/14/2026

10.86§	Amendment No. 7 to Revolving Credit, Term Loan and Security Agreement by and among Tiger US Holdings Inc., as the Initial Borrower; the other Borrowers that are party thereto; other loan parties that are party thereto; and PNC Bank, National Association, as Lender and Agent, dated as of August 15, 2025	10-Q	10.5	1/14/2026

10.87	Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated February 20, 2024	10-Q	10.15	12/15/2025

10.88	Amendment No. 1 to Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated November 7, 2024	10-Q	10.16	12/15/2025

10.89	Amendment No. 2 to Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated May 9, 2025	10-Q	10.17	12/15/2025

10.90	Amendment No. 3 to Keepwell Agreement by and among B. Riley Financial, Inc., B. Riley Principal Investments, LLC, Tiger US Holdings Inc., and PNC Bank, National Association, as Agent, dated July 25, 2025	10-Q	10.6	1/14/2026

10.91§	Revolving Credit, Receivables Purchase, Security and Guaranty Agreement by and among Targus International LLC, Targus US LLC, Hyper Products Inc., Targus (Canada) Ltd., Tiger US Holdings Inc., Targus US Newco Inc., Targus International Holdco (UK) Limited, Targus Group (UK) Limited, Targus Europe Limited, Targus Asia Pacific Limited, and FGI Worldwide LLC as lender and agent, dated as of August 20, 2025	8-K	10.1	8/26/2025

14.1	Code of Business Conduct and Ethics	8-K	14.1	5/30/2023

19.1	Insider Trading Policy	10-K	19.1	3/31/2026

21.1	Subsidiary List	10-K	21.1	3/31/2026

23.1*	Consent of BDO USA, P.C.

23.2*	Consent of Marcum LLP

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#	Clawback Policy	10-K	97.1	4/24/2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________________________

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
§	In accordance with Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have not been filed. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

/s/ BDO USA, P.C.

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