Form 10-Q
period 2026-03-31
BRC Group Holdings, Inc.
filed 2026-05-07
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, there were 37,130,592 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BRC Group Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
BRC GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and par value)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents(1)	$175,823	$226,601
Restricted cash	2,199	2,676
Due from clearing brokers	43,437	51,000
Securities and other investments owned ($576,153 and $382,461 at fair value)(1)	639,668	446,843
Securities borrowed	133,438	114,937
Accounts receivable, net of allowance for credit losses of $6,450 and $6,108	67,329	55,473
Loans receivable, at fair value ($953 and $2,835 from related parties)	24,927	26,303
Equity investments	90,692	90,433
Prepaid expenses and other assets(1)	117,851	128,650
Operating lease right-of-use assets	33,532	32,109
Property and equipment, net	17,608	17,606
Goodwill	392,687	392,687
Other intangible assets, net	112,038	118,290
Deferred income taxes	763	763
Assets of discontinued operations (Note 4)	2,221	2,221
Total assets	$1,854,213	$1,706,592
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable	$37,721	$41,463
Accrued expenses and other liabilities ($11,080 and $6,400 at fair value)(1)	153,413	154,780
Deferred revenue	48,730	49,907
Deferred income taxes	4,089	4,109
Securities sold not yet purchased, at fair value	16,833	9,809
Securities loaned	115,642	97,321
Operating lease liabilities	41,752	40,902
Revolving credit facility	10,708	6,638
Term loans, net	116,673	119,297
Senior notes payable, net	1,171,490	1,301,798
Liabilities of discontinued operations (Note 4)	830	830
Total liabilities	1,717,881	1,826,854

Commitments and contingencies (Note 26)

BRC Group Holdings, Inc. stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding and liquidation preference of $124,157 and $122,142	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,150,932 and 30,597,066 issued and outstanding	4	3
Additional paid-in capital	634,479	598,022
Accumulated deficit	(550,013)	(763,286)
Accumulated other comprehensive loss	(7,149)	(6,272)
Total BRC Group Holdings, Inc. stockholders’ equity (deficit)	77,321	(171,533)
Noncontrolling interests(1)	59,011	51,271
Total equity (deficit)	136,332	(120,262)
Total liabilities and equity (deficit)	$1,854,213	$1,706,592
(1) At March 31, 2026 and December 31, 2025 the balance sheet includes cash of $519 and $446, securities and other investments owned, at fair value of $723 and $682, prepaid and other expenses of $3,704 and $3,737, accrued expenses and other liabilities of $28 and $28, and noncontrolling interest of $4,261 and $4,192, respectively, of consolidated variable interest entities (see Note 3 - Variable Interest Entities).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Services and fees ($5,923 and $3,945 from related parties)	$152,122	$158,839
Trading gains (losses), net	145,061	(16,171)
Fair value adjustments on loans ($(26) and $(2,146) from related parties)	6,545	(8,096)
Interest income - loans ($— and $696 from related parties)	1,714	3,196
Interest income - securities lending	1,251	840
Sale of goods	45,367	47,455
Total revenues	352,060	186,063
Operating expenses:
Direct cost of services	31,702	42,700
Cost of goods sold	32,365	36,733
Selling, general and administrative expenses	134,348	167,388
Interest expense - Securities lending and loan participations sold	717	719
Total operating expenses	199,132	247,540
Operating income (loss)	152,928	(61,477)
Other income (expense):
Interest income	358	1,486
Dividend income	669	135
Realized and unrealized gains (losses) on investments	105,100	(14,500)
Change in fair value of financial instruments and other	(4,427)	922
Gain on sale and deconsolidation of businesses	—	80,841
Gain on senior note exchange	—	10,532
Income (loss) from equity investments	1,326	(552)
Gain (loss) on extinguishment of debt	2,890	(10,427)
Interest expense	(19,794)	(29,964)
Income (loss) from continuing operations before income taxes	239,050	(23,004)
(Provision for) benefit from income taxes	(16,891)	3,042
Income (loss) from continuing operations	222,159	(19,962)
Income from discontinued operations, net of income taxes	—	3,395
Net income (loss)	222,159	(16,567)

Net income (loss) attributable to noncontrolling interests	8,886	(6,592)
Net income (loss) attributable to BRC Group Holdings, Inc.	213,273	(9,975)
Preferred stock dividends	2,015	2,015
Net income (loss) available to common shareholders	$211,258	$(11,990)

Basic net income (loss) per common share:
Continuing operations	$6.62	$(0.50)
Discontinued operations	—	0.11
Basic income (loss) per common share	$6.62	$(0.39)
Diluted net income (loss) per common share:
Continuing operations	$6.57	$(0.50)
Discontinued operations	—	0.11
Diluted income (loss) per common share	$6.57	$(0.39)

Weighted average basic common shares outstanding	31,915,854	30,497,512
Weighted average diluted common shares outstanding	32,167,246	30,497,512
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$222,159	$(16,567)
Other comprehensive income (loss):
Change in cumulative translation adjustment	(877)	(487)
Other comprehensive loss, net of tax	(877)	(487)
Total comprehensive income (loss)	221,282	(17,054)
Comprehensive income (loss) attributable to noncontrolling interests	8,886	(6,592)
Comprehensive income (loss) attributable to BRC Group Holdings, Inc.	$212,396	$(10,462)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share and per share data)
For the Three Months Ended March 31, 2026 and 2025

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	4,563	$—	30,597,066	$3	$598,022	$(763,286)	$(6,272)	$51,271	$(120,262)
Common stock issued in connection with redemption of Senior Notes	—	—	4,553,866	1	33,500	—	—	—	33,501
RSU equity awards reclassified from liability	—	—	—	—	2,589	—	—	—	2,589
Share-based payments	—	—	—	—	368	—	—	—	368
Share-based payments in equity of subsidiary	—	—	—	—	—	—	—	756	756
Vesting of shares in equity of subsidiary	—	—	—	—	—	—	—	(1,902)	(1,902)
Net income	—	—	—	—	—	213,273	—	8,886	222,159
Other comprehensive loss	—	—	—	—	—	—	(877)	—	(877)
Balance, March 31, 2026	4,563	$—	35,150,932	$4	$634,479	$(550,013)	$(7,149)	$59,011	$136,332

Balance, January 1, 2025	4,563	$—	30,499,931	$3	$589,387	$(1,070,996)	$(6,569)	$32,159	$(456,016)
RSU equity awards reclassified to liability	—	—	—	—	(2,138)	—	—	—	(2,138)
Common stock forfeited	—	—	(2,865)	—	—	—	—	—	—
Warrants issued	—	—	—	—	863	—	—	—	863
Share-based payments	—	—	—	—	3,143	—	—	—	3,143
Share-based payments in equity of subsidiary	—	—	—	—	23	—	—	293	316
Vesting of shares in equity of subsidiary	—	—	—	—	(71)	—	—	—	(71)
Net loss	—	—	—	—	—	(9,975)	—	(6,592)	(16,567)
Common stock issuance in equity of subsidiary	—	—	—	—	—	—	—	1,575	1,575
Disposition from sale and deconsolidation of businesses	—	—	—	—	—	—	—	2,918	2,918
Initial consolidation of VIE	—	—	—	—	—	—	—	12,494	12,494
Other comprehensive loss	—	—	—	—	—	—	(487)	—	(487)
Balance, March 31, 2025	4,563	$—	30,497,066	$3	$591,207	$(1,080,971)	$(7,056)	$42,847	$(453,970)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities(1):
Net income (loss)	$222,159	$(16,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,589	10,090
Provision for losses on accounts receivable	356	2,065
Share-based compensation	2,440	3,563
Fair value and remeasurement adjustments ($26 and $2,146 from related parties)	(1,865)	8,405
Non-cash interest and other	1,585	4,513
Depreciation of rental merchandise	3,123	3,387
Net foreign currency losses (gains)	22	(224)
(Income) loss from equity investments	(1,326)	552
Dividends from equity investments	137	59
Deferred income taxes	(20)	8,957
Loss (gain) on sale or disposal of fixed assets and other	11	(1,350)
Gain on sale and deconsolidation of businesses	—	(80,841)
(Gain) loss on extinguishment of debt	(2,890)	10,427
Gain on senior note exchange	—	(10,532)
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	7,564	17,818
Securities and other investments owned	(192,825)	49,216
Securities borrowed	(18,501)	2,127
Accounts receivable	(12,211)	3,551
Prepaid expenses and other assets ($— and $2,653 from related parties)	7,224	5,479
Accounts payable, accrued expenses and other liabilities	(8,668)	(8,961)
Amounts due to/from related parties and partners	—	(1,959)
Securities sold not yet purchased	7,024	(3,535)
Deferred revenue	(1,176)	(857)
Securities loaned	18,321	(5,199)
Net cash provided by operating activities	38,073	184

Cash flows from investing activities(1):
Purchases of loans receivable ($— and $50,853 from related parties)	(20,115)	(61,528)
Repayments of loans receivable ($1,855 and $32,683 by related parties)	28,505	46,757
Proceeds from sale of loans receivable ($— and $6,611 from related parties)	—	6,840
Proceeds from loan participations sold	—	3,986
Proceeds from sale of business, net of cash sold and other	—	68,901
Purchases of property, equipment, and intangible assets	(987)	(6,673)
Proceeds from sale of property, equipment, intangible assets, and other	—	7,160
Distributions from equity investments	930	—
Purchases of equity and other investments	—	(6,621)
Consolidation of VIE	—	359
Net cash provided by investing activities	8,333	59,181
Cash flows from financing activities(1):
Proceeds from revolving line of credit	41,312	21,535
Repayment of revolving line of credit	(37,242)	(24,064)
Proceeds from note payable	—	850
Repayment of notes payable and other	(297)	(12,834)
Repayment of term loans	(4,000)	(239,274)
Proceeds from term loans	—	235,550
Redemption of senior notes	(95,991)	(145,302)
Proceeds from senior notes held at redemption	5,397	—
Repurchases and payments on senior notes	(4,035)	—
Payment of debt issuance and offering costs	(32)	(8,942)
Payment of contingent consideration	—	(48)
Payment of employment taxes on vesting of shares in equity of subsidiary	(1,902)	—
Net cash used in financing activities	(96,790)	(172,529)
Decrease in cash, cash equivalents and restricted cash(1)	(50,384)	(113,164)
Effect of foreign currency on cash, cash equivalents and restricted cash(1)	(871)	(465)
Net decrease in cash, cash equivalents and restricted cash(1)	(51,255)	(113,629)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	229,277	248,651
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	8,025
Cash, cash equivalents and restricted cash, beginning of period	229,277	256,676
Cash, cash equivalents and restricted cash from continuing operations, end of period	178,022	139,678
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	3,369
Cash, cash equivalents and restricted cash, end of period	$178,022	$143,047

Supplemental disclosure of cash flow information:
Interest paid	$20,191	$28,982
Taxes paid	575	932

Supplemental disclosure of non-cash investing and financing activities:
Transfer of loans to held for sale from loans receivable at fair value	$—	$5,302
Issuance of common stock in equity of subsidiary	—	1,575
Issuance of warrants for term loan	—	7,860
Remaining accrued exit fee for term loan	—	224
Recognition of derivative liability for term loan exit fee	—	11,244
Disposition of noncontrolling interests through sale and deconsolidation of businesses	—	2,918
Capital from noncontrolling interest upon initial consolidation of VIE	—	12,494
Reclassification of restricted stock units from liability to equity	2,589	—
Reclassification of restricted stock units from equity to liability	—	2,138
Issuance of common stock in connection with retirement of senior notes	33,501	—
Issuance of warrants for senior notes	—	863
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
The Company operates in seven reportable operating segments: (i) Capital Markets, through which the Company provides an array of investment banking, equity research, institutional sales and trading, securities lending, proprietary trading, and investing services to publicly traded and privately held companies, institutional investors, and financial sponsors, and direct lending services to middle market companies; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate and high-net-worth clients; (iii) Lingo Management, LLC and its subsidiary Bullseye Telecom (together, “Lingo”), a global cloud/unified communications (“UC”) and managed service provider to Enterprise and Small to Medium Businesses in the United States; (iv) magicJack VoIP Services, LLC and related subsidiaries (together, “magicJack”), a non-interconnected Voice-over-IP (“VoIP”) cloud-based communications service provider that offers related devices and subscription services within the United States and Canada; (v) Marconi Wireless Holdings, LLC (“Marconi Wireless”), a mobile virtual network operator that provides mobile phone voice, text, and data services and devices using the Credo Mobile brand; (vi) United Online, Inc. (“UOL”), an Internet access provider that offers dial-up and digital subscriber line (“DSL”) services under the NetZero and Juno brands across the United States; and (vii) Consumer Products, which generates revenue through sales of laptop and computer accessories.
Liquidity and Capital Resources
During the three months ended March 31, 2026, the Company generated net income of $222,159. During the three months ended March 31, 2026, the Company fully redeemed the $95,991 of outstanding 5.50% Senior Notes due 2026 on March 30, 2026.

As discussed in more detail in Note 15 - Senior Notes Payable, during the three months ended March 31, 2026, the Company completed a series of exchanges in accordance with Section 3(a)(9) of the Securities Act of 1933 (“Section 3(a)(9) Exchanges”) with DBA Trading, LLC (the “Investor”) whereby the Company exchanged an aggregate principal amount of $36,089 of senior notes which included (i) $11,002 of the 5.50% Senior Notes due March 31, 2026, (ii) $11,354 of the 6.50% Senior Notes due September 30, 2026, (iii) $2,683 of the 5.00% Senior Notes due December 31, 2026, (iv) $5,625 of the 6.00% Senior Notes due January 31, 2028, and (v) $5,425 of the 5.25% Senior Notes due August 31, 2028 for an aggregate of 4,553,866 shares of the Company’s common stock. The Investor owns more than five percent of the Company’s common stock. Such senior notes were then cancelled or redeemed following each such Section 3(a)(9) Exchange.

The Company believes that its current cash and cash equivalents, securities and other investments owned, and funds available under our credit facilities will be sufficient to meet our expected working capital, capital expenditure requirements, and debt service obligations due during the next 12 months following the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The Company consolidates all entities that it controls through a majority voting interest. In addition, the Company performs an analysis to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”) including ongoing reassessments of whether it is the primary beneficiary of a VIE. See Note 2(e) - Variable Interest Entities.
The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to interim financial reporting guidelines and the rules and regulations of the SEC. The condensed consolidated balance sheet at December 31, 2025 was derived from our audited annual consolidated financial statements. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The disclosures presented in our notes to the unaudited condensed consolidated financial statements are presented on a continuing operations basis. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025. The unaudited results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
The Company has provided a discussion of significant accounting policies, estimates, and judgments in the Company’s audited annual consolidated financial statements. There have been no changes to the Company’s significant accounting policies since December 31, 2025 which are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
(b) Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expense during the reporting period. Estimates are used when accounting for certain items such as valuation of securities, allowance for credit losses, the fair value of loans receivables, intangible assets and goodwill, share-based arrangements, embedded derivatives, warrant and warrant liabilities, accounting for income tax valuation allowances, and sales returns and allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may significantly differ.
(c) Concentration of Risk
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
At March 31, 2026, the Company also has a concentration in loans receivable at fair value that includes two loans in the amount of $21,825 or 87.6% of total loans receivable to one company (see Note 9 - Loans Receivable, at Fair Value) and securities and other investments owned that includes one investment in the amount of $403,189 or 63.0% of total securities and other investments owned (see Note 6 - Securities And Other Investments Owned And Securities Sold Not Yet Purchased).
(d) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
As of March 31, 2026 and December 31, 2025, restricted cash primarily consisted of cash held in escrow and cash collateral for leases and loans, which included amounts subject to Deposit Account Control Agreements with lenders in which the Company assigned the rights to the collateral accounts to the lenders.
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
The party with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (a) which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (b) which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; (c) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (d) the terms between the VIE and its variable interest holders and other parties involved with the VIE; and (e) related-party relationships with other parties that may also have a variable interest in the VIE. See Note 3 - Variable Interest Entities and 16 - Noncontrolling Interests for a variable interest entity consolidated during the period.
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
The Company’s securities and other investments owned and securities sold and not yet purchased are comprised of common and preferred stocks and warrants, corporate bonds, and investments in partnerships. Investments in common stocks that are based on quoted prices in active markets are included in Level 1 of the fair value hierarchy. The Company also holds loans receivable valued at fair value, nonpublic common and preferred stocks and warrants for which there is little or no public market and fair value is determined by management on a consistent basis. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks. These investments are included in Level 3 of the fair value hierarchy. Investments in partnership interests include investments in private equity partnerships that primarily invest in equity securities, bonds, and direct lending funds. The Company also invests in priority investment funds, and the underlying securities held by these funds are primarily corporate and asset-backed fixed income securities and restrictions exist on the redemption of amounts invested by the Company. The Company’s partnership and investment fund interests are valued based on the Company’s proportionate share of the net assets of the partnerships and funds; the value for these investments is derived from the most recent statements received from the general partner or fund administrator. These partnership and investment fund interests are valued at net asset value (“NAV”) and are excluded from the fair value hierarchy in the table in Note 5 - Fair Value Measurements.
The investments in nonpublic entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in realized and unrealized gains (losses) on investments in the accompanying unaudited condensed consolidated statements of operations. These investments are evaluated on a nonrecurring basis based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of these investments in nonpublic entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments. Investments in nonpublic entities that do not report NAV are subject to a qualitative assessment for indicators of impairment. If indicators of impairment are present, the Company is required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.
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
The Company has elected to measure certain loans and equity investments at fair value to provide management with a more relevant representation for evaluating risk, performance reporting, market conditions, and economic events in earnings on a more timely basis and to provide reporting of the current value of those assets in the accompanying unaudited condensed consolidated balance sheets.
(g) Securities and Other Investments Owned and Securities Sold Not Yet Purchased
Securities and other investments owned consist of equity securities including common and preferred stocks, warrants, and options, corporate bonds, and other fixed income securities including government and agency bonds, loans receivable valued at fair value, and investments in partnerships that are accounted for at fair value (see Note 2(f) - Fair Value Measurements). Equity securities also include investments in public and private companies that are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. Investments become subject to the equity method of accounting when the Company possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. Refer to Note 2(k) - Equity Method Investments for more information regarding equity method investments. Dividend income received from equity investments accounted for under the fair value option are recorded to other income in the accompanying unaudited condensed consolidated statements of operations.
Securities sold, but not yet purchased are securities the Company has sold that it does not own (i.e., securities sold short) and, therefore, the Company is obligated to purchase such securities at a future date. The Company has recorded this obligation on its unaudited condensed consolidated balance sheets at the fair value of the securities borrowed. There is an element of off-balance sheet risk in that, if the securities sold short increase in value, it will be necessary to purchase the securities sold short at a cost in excess of the obligation reflected on the accompanying unaudited condensed consolidated balance sheets. Changes in the fair value of securities sold short are recognized in the results of operations in the period in which they occur.
Securities and other investments owned also includes equity investments in nonpublic entities that do not have a readily determinable fair value. For these investments the Company has elected to apply the measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, the Company evaluates whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments the Company holds. Refer to Note 6 - Securities And Other Investments Owned And Securities Sold Not Yet Purchased.
(h) Accounts Receivable
Accounts receivable represents amounts due from the Company’s Capital Markets, Wealth Management, Lingo, magicJack, Marconi Wireless, UOL and Consumer Products customers. The Company maintains an allowance for credit losses for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management utilizes the expected loss model, which includes the pooling of receivables using the aging method, historical losses, current market conditions, and reasonable supportable forecasts of expected losses. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s bad debt expense and changes in the allowance for credit losses are included in Note 8 - Accounts Receivable.
(i) Securities Borrowed and Securities Loaned
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
The Company accounts for securities lending transactions as secured borrowings. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the accompanying unaudited condensed consolidated balance sheets. Refer to Note 7 - Securities Lending.
(j) Loans Receivable
The Company elected the fair value option for all outstanding loans receivable. Management evaluates the performance of the loan portfolio on a fair value basis. Under the fair value option, loans receivable are measured at each reporting period based upon their exit value in an orderly transaction, and unrealized gains or losses are included in the “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations. At the time of origination, the Company’s loans receivable are collateralized by the assets of borrowers and other pledged collateral and may have guarantees to provide for protection of the payments due on loans receivable.
Interest income on loans receivable is recognized based on the stated interest rate of the loan on the unpaid principal balance and is included in the “Interest income - loans” line item in the accompanying unaudited condensed consolidated statements of operations.
(k) Equity Method Investments
Equity investments are accounted for under the equity method if the Company is able to exercise significant influence, but not control, over an investee. The ability to exercise significant influence is presumed when the Company possesses more than 20% of the voting interests of the investee. However, the Company may have the ability to exercise significant influence over the investee when the Company owns less than 20% of the voting interests of the investee depending on the facts and circumstances that demonstrate that the ability to exercise influence is present, such as when the Company has representation on the board of directors of such investee. Equity investments that are accounted for under the equity method of accounting are included in the “Equity investments” line item in the accompanying unaudited condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees are included in the “Income from equity investments” line item in the accompanying unaudited condensed consolidated statements of operations. The investments are evaluated for impairment annually and when facts and circumstances indicate that the carrying value may not be recoverable. If a decline in fair value below the carrying value is determined to be not recoverable, an impairment charge is recorded in “Change in fair value of financial instruments and other” line item in the accompanying unaudited condensed consolidated statements of operations.
(l) Inventories
Inventories are substantially all finished goods from the Consumer Products, magicJack, Marconi Wireless and UOL segments and are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. The Company maintains an allowance for excess and obsolete inventories to reflect its estimate of realizable value of the inventory based on historical sales and recoveries. Inventories are included in prepaid and other assets in the accompanying unaudited condensed consolidated balance sheets. Refer to Note 11 - Prepaid Expenses and Other Assets.
(m) Rental Merchandise
Rental merchandise is only related to bebe from the Corporate and All Other category and is carried at cost, net of accumulated depreciation. When initially purchased, merchandise is not depreciated until it is leased to its rent-to-own customers. Leased merchandise is depreciated over the lease term of the rental agreement and recorded as cost of sales. Rental merchandise that is returned is depreciated from the net book value on the day of the return on a straight-line basis for 24 months until the item is leased again or reaches a zero-dollar salvage value. Damaged or lost merchandise is written off monthly. Rental merchandise is included in prepaid and other assets in the unaudited condensed consolidated balance sheets. Refer to Note 11 - Prepaid Expenses and Other Assets.
(n) Noncontrolling Interests
Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to the Company. The Company’s non-redeemable noncontrolling interest relates to the equity ownership interest of consolidated subsidiaries that it does not own.

The initial fair value of the noncontrolling interest is determined by a weighing of the discounted cash flow method and market approach. The discounted cash flow method utilized five-year discrete projections of the operating results, working capital and depreciation and capital expenditures, along with a residual value subsequent to the discrete period. The five-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated required return on equity for market participants at the time of the analysis. The market approach included significant estimates using guideline public company data to identify an appropriate market multiple of earnings before income taxes in estimating the fair value of the noncontrolling interest. Refer to Note 16 - Noncontrolling Interests.
(o) Recent Accounting Standards
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
Recently adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that simplifies the estimation of credit losses on accounts receivable and contract assets arising from transactions accounted for under ASC 606 - Revenue from Contracts with Customers by assuming that current conditions as of the balance sheet date do not change for the remaining life of these assets when estimating expected credit losses. The Company adopted this ASU effective January 1, 2026, and the adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.
NOTE 3 — VARIABLE INTEREST ENTITIES
On August 21, 2023, in connection with the Franchise Group, Inc. (“FRG”) take-private transaction, one of the Company’s subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Borrower”) entered into an amended and restated promissory note as discussed further in Note 6 - Securities and Other Investments Owned and Securities Sold Not Yet Purchased and Note 9 - Loans Receivable, at Fair Value. The Company was not involved in the design of the Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Borrower that significantly impact the economics of the Borrower. Since the Company does not have the power to direct the activities of the Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Borrower. The promissory note is included in the “Loans receivable, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets and is a variable interest in accordance with the accounting guidance. As of December 31, 2025, the maximum amount of loss exposure to the VIE on a fair value basis was $1,835.
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
Placement agent fees attributable to such arrangements were zero during the three months ended March 31, 2026 and 2025, respectively, and were included in the “Services and fees” line item in the accompanying unaudited condensed consolidated statements of operations.
The carrying amounts included in the Company’s accompanying unaudited condensed consolidated balance sheets related to variable interests in VIEs that were not consolidated are shown below.

	March 31, 2026	December 31, 2025
Loans receivable, at fair value	$—	$17,294
Other assets	3,317	3,500
Maximum exposure to loss	$3,317	$20,794

Bicoastal Alliance, LLC (“Bicoastal”)
On May 3, 2024, as part of the acquisition of Nogin, the Company acquired a 50% equity interest in Bicoastal through a wholly owned subsidiary of Nogin. Bicoastal is a holding company designed to manage the investments, including strategy and operations, for two brand apparel operating companies. The Company determined Bicoastal is a variable interest entity as it does not have sufficient resources to carry out its management activities without additional financial support. The Company determined that it has the power to direct the activities that most significantly impact Bicoastal’s economic performance, has more equity capital at risk, and is expected to continue to fund operations. Therefore, the Company determined that it is the primary beneficiary of Bicoastal and has reported its investment in the assets and liabilities in the accompanying unaudited condensed consolidated balance sheets and consolidated its results into the Company’s accompanying unaudited condensed consolidated statements of operations.
On August 14, 2024, Bicoastal entered into an agreement to acquire the remaining 50% equity interest upon paydown of a $700 note payable to the noncontrolling interest noteholder with a final repayment date and equity ownership interest transfer date of June 30, 2025.
On March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors (“ABC”), (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provided the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company no longer controls or owns the assets of Nogin or has any remaining or future obligations to Nogin’s creditors. The results of operations were deconsolidated on March 31, 2025 and are no longer reported in the Company’s financial statements after March 31, 2025. Management does not expect any recovery of the Company’s investment in Nogin. Subsequent to March 31, 2025, certain of Nogin’s creditors filed an involuntary petition for relief under chapter 7 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New York and an order for relief was entered to move the ABC to a liquidation. A gain of $28,411 was recognized during the three months ended March 31, 2025 from deconsolidation of Nogin, which is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying unaudited condensed consolidated statements of operations.
BRC Partners Opportunities Trust (“BRC Trust”)
BRC Trust was formed on January 6, 2025, for the purpose of transferring the assets and liabilities of BRC Partners Opportunity Fund, L.P., a Delaware limited partnership (“BRCPOF”), and liquidating the transferred net assets. BRCPOF transferred its assets and liabilities upon formation of the BRC Trust. The Company determined that the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights and substantially all of the activities are conducted on behalf of the Company and its related parties which own 13.4% and 58.2% (see Note 24 - Related Party Transactions), respectively, of the equity interest in the BRC Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidates the BRC Trust upon formation on January 6, 2025. Additionally, the BRC Trust does not meet the definition of a business and the initial consolidation of the BRC Trust did not result in a gain or loss upon initial consolidation.
The carrying amounts and classification of the assets, liabilities and noncontrolling interest of the BRC Trust as of March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$519	$446
Securities and other investments owned, at fair value	723	682
Prepaid expenses and other assets	3,704	3,737
Total assets	$4,946	$4,865

Liabilities
Accrued expenses and other liabilities	$28	$28
Total liabilities	$28	$28

Noncontrolling interest	$4,261	$4,192

B. Riley Securities Holdings, Inc. (“BRSH”)

On March 10, 2025, a merger subsidiary of the Company’s wholly-owned subsidiary BRSH merged with a shell corporation traded on the OTC exchange. The shell corporation survived the transaction as a wholly-owned subsidiary of BRSH as more fully described in Note 16 – Noncontrolling interests.

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
NOTE 4 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held For Sale

Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel Financial Corp. (“Stifel”) for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26,037, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 23.6%, of total assets under management as of the close of the transaction. A gain of $5,372 was recognized on April 4, 2025 in connection with the completion of the sale.

Atlantic Coast Recycling

On March 3, 2025, the Company, BR Financial Holdings, LLC (“BRFH”), B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included Atlantic Coast Recycling, LLC and Atlantic Coast Recycling of Ocean County, LLC entered into the Membership Interest Purchase Agreement (“MIPA”), whereby the interests owned by BRFH and the minority holders were sold to a third party in accordance with the terms of the MIPA on March 3, 2025. The interests were sold to the third party on March 3, 2025 for a purchase price of $102,478, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68,638 to the Company after adjustments for amounts allocated to noncontrolling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68,638 of cash proceeds received by the Company, approximately $22,610 was used to pay interest, fees, and principal on the Credit Facility entered into with Oaktree Capital Management L.P. (“Oaktree”) on February 26, 2025. A gain of $52,430 was recognized during the three months ended March 31, 2025 from this sale, which is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying unaudited condensed consolidated statements of operations.
Operating results from the sale of the Wealth Management business and Atlantic Coast Recycling businesses contributed to the operating incomes of the Wealth Management segment and Corporate and All Other category, respectively, for the three months ended March 31, 2025.

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
GlassRatner and Farber
On June 27, 2025, the Company signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber from the Company’s Financial Consulting reportable segment. The aggregate cash consideration paid by the buyers for the interests of GlassRatner and shares of Farber was $117,800, which was based on a target closing working capital amount that was subject to adjustment within 180 days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.
The major classes of assets and liabilities included in discontinued operations were as follows:

	March 31, 2026	December 31, 2025

Assets:
Prepaid expenses and other assets	$2,221	$2,221
Total assets	$2,221	$2,221

Liabilities:
Accrued expenses and other liabilities	$830	$830
Total liabilities	$830	$830

Revenues, expenses and income from discontinued operations for the three months ended March 31, 2025 were as follows:

Three Months Ended
March 31, 2025
Revenues:
Services and fees	$21,110
Operating expenses:
Selling, general and administrative expenses	17,613
Operating income	3,497
Other income:
Interest income	3
Income from discontinued operations before income taxes	3,500
Provision for benefit from income taxes	(105)
Income from discontinued operations, net of income taxes	$3,395
Cash flows from discontinued operations were as follows:

Three Months Ended
March 31, 2025
Net cash from discontinued operations provided by (used in):
Operating activities	$925
Investing activities	—
Financing activities	(5,594)
Effect of foreign currency on cash	13
Net decrease in cash and cash equivalents	$(4,656)
Supplemental disclosures from cash flows were as follows:

Three Months Ended
March 31, 2025
Interest paid - Continuing Operations	$28,982
Interest paid - Discontinued Operations	—
Interest paid - Total	$28,982
Taxes paid - Continuing Operations	$932
Taxes paid - Discontinued Operations	—
Taxes paid - Total	$932

NOTE 5 — FAIR VALUE MEASUREMENTS
The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2026 Using
	Fair value as of March 31, 2026	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$485,612	$455,157	$—	$30,455
Partnership interests and other investments	52,650	—	—	52,650
Corporate bonds	33,134	—	33,134	—
Other fixed income securities	2,081	1,570	511	—
Total securities and other investments owned	573,477	456,727	33,645	83,105
Loans receivable, at fair value	24,927	—	—	24,927
Total assets measured at fair value	$598,404	$456,727	$33,645	$108,032

Liabilities:
Securities sold not yet purchased:
Equity securities	$14,154	$14,154	$—	$—
Corporate bonds	639	—	639	—
Other fixed income securities	2,040	1,994	46	—
Total securities sold not yet purchased	16,833	16,148	685	—
Liability-classified warrants	11,080	—	—	11,080
Total liabilities measured at fair value	$27,913	$16,148	$685	$11,080

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2025 Using
	Fair value at December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$304,422	$233,199	$—	$71,223
Partnership interests and other investments	40,082	—	—	40,082
Corporate bonds	31,751	—	31,751	—
Other fixed income securities	4,373	2,957	1,416	—
Total securities and other investments owned	380,628	236,156	33,167	111,305
Loans receivable, at fair value	26,303	—	—	26,303
Total assets measured at fair value	$406,931	$236,156	$33,167	$137,608

Liabilities:
Securities sold not yet purchased:
Equity securities	$9,342	$9,342	$—	$—
Corporate bonds	467	—	467	—
Other fixed income securities	—	—	—	—
Total securities sold not yet purchased	9,809	9,342	467	—
Contingent consideration	6,400	—	—	6,400
Total liabilities measured at fair value	$16,209	$9,342	$467	$6,400
As of March 31, 2026 and December 31, 2025, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $108,032 and $137,608, respectively, or 5.8% and 8.1%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The fair value for individual Level 3 financial assets and liabilities have various financial inputs which include multiple of sales, the market price of related securities, annualized volatility, discount rates, recovery rates and expected term inputs that may change at each reporting period and result in an increase or decrease in the valuation of Level 3 financial assets and liabilities.

The following tables summarize the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of March 31, 2026 and December 31, 2025:

	Fair value at March 31, 2026	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$27,898	Market approach	Multiple of sales	0.7x - 6.0x	2.3x
			Market price of related security	$10.24 - $12.01	$10.80
	1,718	Monte Carlo simulation	Annualized volatility	130.0%	130.0%
	839	Option pricing model	Annualized volatility	47.0% - 93.0%	54.0%
Partnership interests and other investments	52,650	Market approach	Discount rate	—% - 3.7%	0.5%
			Market price of related security	$526.59	$526.59
Loans receivable at fair value	24,927	Discounted cash flow	Discount rate	6.8% - 56.5%	16.7%
Total level 3 assets measured at fair value	$108,032

Liabilities:
Liability-classified warrants	$11,080	Monte Carlo simulation and Black-Scholes option pricing model	Annualized volatility	87.5%	87.5%
Total level 3 liabilities measured at fair value	$11,080
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.

	Fair value at December 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$25,572	Market approach	Multiple of sales	0.7x - 6.0x	2.3x
			Market price of related security	$2.14 - $12.01	$10.97
	43,101	Monte Carlo simulation	Annualized volatility	120.0% - 148.0%	121.0%
	2,550	Option pricing model	Annualized volatility	46.0% - 115.0%	57.0%
Partnership interests and other investments	40,082	Market approach	Discount rate	—% - 3.5%	0.5%
			Market price of related security	$421.00	$421.00
Loans receivable at fair value	24,468	Discounted cash flow	Discount rate	6.8% - 56.5%	21.0%
	1,835	Market approach	Market price of related security	$8.56	$8.56
Total Level 3 assets measured at fair value	$137,608

Liabilities:
Liability-classified warrants	$6,400	Monte Carlo simulation and Black-Scholes option pricing model	Annualized volatility	85.0%	85.0%
			Discount for lack of marketability	14.7%	14.7%
Total Level 3 liabilities measured at fair value	$6,400
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.

The changes in Level 3 fair value hierarchy during the three months ended March 31, 2026 and 2025 were as follows:

	Equity Securities	Partnership Interests And Other Investments	Loans Receivable at Fair Value	Contingent Consideration	Liability-Classified Warrants	Embedded Derivatives
Three Months Ended March 31, 2026
Level 3 balance at beginning of year	$71,223	$40,082	$26,303	$—	$6,400	$—
Fair value adjustments(1)	(2,049)	—	6,545	—	4,680	—
Relating to undistributed earnings	—	12,568	484	—	—	—
Purchases/originations	150,002	—	20,100	—	—	—
Sales	—	—	—	—	—	—
Settlements/repayments	(188,721)	—	(28,505)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Level 3 balance at end of period	$30,455	$52,650	$24,927	$—	$11,080	$—

Change in unrealized gains (losses)(2)	$924	$—	$(145)	$—	$(4,680)	$—

Three Months Ended March 31, 2025
Level 3 balance at beginning of year	$40,516	$—	$90,103	$4,538	$—	$—
Fair value adjustments(3)	(3,844)	—	(8,096)	103	(2,700)	3,349
Relating to undistributed earnings	—	—	—	—	—	—
Purchases/originations	869	—	58,008	—	7,860	11,244
Sales	(10,000)	—	(6,840)	—	—	—
Settlements/repayments	(11)	—	(34,579)	(48)	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Level 3 balance at end of period	$27,530	$—	$98,596	$4,593	$5,160	$14,593

Change in unrealized gains (losses)(2)	$(3,844)	$—	$(9,738)	$(103)	$2,700	$(3,349)

(1)
Fair value adjustments during the three months ended March 31, 2026 include the following: $(2,049) of realized and unrealized gains (losses) on equity securities is comprised of $(925) included in “Trading gains (losses), net” and $(1,124) of “Realized and unrealized gains (losses) on investments”, $6,545 of fair value adjustments on loans included in “Fair value adjustments on loans”, and $(4,680) of unrealized losses related to liability-classified warrants included in “Change in fair value of financial instruments and other” line items in the accompanying unaudited condensed consolidated statements of operations.

(2)	For the three months ended March 31, 2026 and 2025, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
(3)
Fair value adjustments during the three months ended March 31, 2025 include the following: $(3,844) of realized and unrealized gains (losses) on equity securities comprised of $(1,082) included in “Trading gains (losses), net” and $(2,762) included in “Realized and unrealized gains (losses) on investments”, $(8,096) of fair value adjustments on loans included in “Fair value adjustments on loans”, $(103) of realized and unrealized losses related to contingent consideration included in “Selling, general and administrative expenses”, $2,700 of unrealized gains related to liability-classified warrants included in “Change in fair value of financial instruments and other”, and $(3,349) of unrealized losses related to embedded derivatives included in “Change in fair value of financial instruments and other” line items in the accompanying unaudited condensed consolidated statements of operations.

Partnership and investment fund interests valued at NAV were $2,676 and $1,833 as of March 31, 2026 and December 31, 2025, respectively.
Beginning in April 2025, the Company entered into purchase agreements with public companies that allow the counterparties to put their convertible preferred stock to the Company from time to time at its discretion (the “Written Puts”) (see Note 26 – Commitments and Contingencies). The Written Puts are recognized at fair value on a recurring basis within the “Accrued expenses and other liabilities” line item on the accompanying unaudited condensed consolidated balance sheets, with changes in fair value recognized in earnings.
At inception and as of March 31, 2026, the Company determined that the fair value of the Written Put liability is de minimis due to its discount to market prices being advantageous to the Company, and no liability or changes in earnings were recorded on the accompanying unaudited condensed consolidated balance sheets or accompanying unaudited condensed consolidated statements of operations, respectively. The Company holds the Written Puts as investments to advantageously monetize the underlying stock and provide capital raising activities for customers. The Company’s exposure is driven primarily by movements in the Issuer’s common stock price, the put writer’s credit, and by assumptions regarding the likelihood and timing of exercise.
Assets and Liabilities Not Measured at Fair Value
The carrying amounts reported in the unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facility	Level 2	$10,708	$10,695	$6,638	$6,638
Term loans, net	Level 2	$116,673	$116,991	$119,297	$120,931
Senior notes payable	Level 2	$903,474	$677,528	$1,033,782	$681,890
New Notes payable	Level 3	$268,016	$170,228	$268,016	$166,796
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
Nonrecurring Fair Value Measurement
The following table presents the carrying amounts of equity securities valued under the measurement alternative that were still held as of the balance sheet date for which a nonrecurring fair value measurement was recorded during the period:

	Fair Value	Level 2	Level 3
As of March 31, 2026
Non-marketable equity securities measured using the measurement alternative	$11,493	$11,493	$—

As of December 31, 2025
Non-marketable equity securities measured using the measurement alternative	$13,867	$13,739	$128

NOTE 6 — SECURITIES AND OTHER INVESTMENTS OWNED AND SECURITIES SOLD NOT YET PURCHASED
The Company’s securities and other investments owned and securities sold not yet purchased consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Securities and other investments owned:
Securities and other investments owned at fair value:
Equity securities	$485,612	$304,422
Partnership interests and other investments	52,650	40,082
Corporate bonds	33,134	31,751
Other fixed income securities	2,081	4,373
Total securities and other investments owned at fair value	573,477	380,628
Partnership interests and other investments at net asset value	2,676	1,833
Equity securities valued under the measurement alternative	63,515	64,382
Total securities and other investments owned	$639,668	$446,843

Securities sold not yet purchased, at fair value:
Equity securities	$14,154	$9,342
Corporate bonds	639	467
Other fixed income securities	2,040	—
Total securities sold not yet purchased, at fair value	$16,833	$9,809
Unrealized gains (losses) on equity securities held at March 31, 2026 include unrealized gains (losses) of $95,736 and $(16,209) for the three months ended March 31, 2026 and 2025, respectively, which is included in the “Realized and unrealized gains (losses) on investments” line item on the accompanying unaudited condensed consolidated statements of operations.
The following table presents the related adjustments recorded during the three months ended March 31, 2026 and 2025 for equity securities measured under the measurement alternative and for those securities with observable price changes:

	Three Months Ended March 31,
	2026	2025
Upward carrying value changes	$—	$1,732
Downward carrying value changes/impairment	$(868)	$(592)
Certain equity securities investments in public and private companies are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. The Company accounts for these equity investments at fair value to provide management with a more relevant representation for evaluating risk, performance reporting, market conditions and economic events in earnings on a more timely basis and to provide reporting of the current value of those assets in the accompanying unaudited condensed consolidated balance sheets. The related summarized financial information included below for purposes of disclosure are presented a quarter in arrears where balance sheet amounts as of December 31, 2025 and September 30, 2025 corresponds to amounts as of March 31, 2026 and December 31, 2025, and income statement amounts for the three months ended December 31, 2025 and 2024 correspond to amounts for the three months ended March 31, 2026 and 2025 of the Company, respectively.
Babcock and Wilcox Enterprises, Inc, Equity Investment
The Company owned a 20% and 25% voting interest in Babcock & Wilcox Enterprises, Inc. (“B&W”) as of March 31, 2026 and December 31, 2025, respectively, whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W:

	December 31, 2025	September 30, 2025
Current assets	$470,676	$479,733
Noncurrent assets	$192,262	$178,151
Current liabilities	$386,694	$400,985
Noncurrent liabilities	$407,785	$489,106
Deficit attributable to investee	$(131,541)	$(232,207)

	Three Months Ended December 31,
	2025	2024
Revenues	$113,417	$66,276
Cost of revenues	$90,011	$42,043
Loss from continuing operations	$(16,691)	$(71,318)
Net income (loss)	$9,230	$(63,021)
Net income (loss) attributable to investees	$9,230	$(63,065)
As of March 31, 2026 and December 31, 2025, the fair value of the investment in B&W totaled $403,189 and $174,011, respectively, and is included in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.
Other Equity Investments
As of March 31, 2026, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor, and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in three private companies as of March 31, 2026 and December 31, 2025, respectively.
The following table contains summarized financial information for these companies:

	December 31, 2025	September 30, 2025
Current assets	$26,075	$23,491
Noncurrent assets	$145,015	$140,981
Current liabilities	$14,908	$22,988
Noncurrent liabilities	$78,877	$66,509
Equity attributable to investee	$77,305	$74,975

	For the Three Months Ended December 31,
	2025	2024
Revenues	$15,537	$11,723
Cost of revenues	$3,156	$2,794
Net income (loss) attributable to investees	$2,307	$(2,314)
As of March 31, 2026 and December 31, 2025, the fair value of these investments totaled $20,117 and $19,835, respectively, and is included in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.

NOTE 7 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of March 31, 2026 and December 31, 2025:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of March 31, 2026
Securities borrowed	$133,438	$—	$133,438	$158,412	$—
Securities loaned	$115,642	$—	$115,642	$113,959	$1,683
As of December 31, 2025
Securities borrowed	$114,937	$—	$114,937	$119,872	$—
Securities loaned	$97,321	$—	$97,321	$89,142	$8,179
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Represents the fair value of collateral held/posted which is comprised of financial instruments.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of March 31, 2026 and December 31, 2025:

	Remaining contractual maturity -
	Overnight and continuous
	March 31, 2026	December 31, 2025
Securities lending transactions:
Corporate securities - fixed income	$290	$305
Equity securities	133,148	114,632
Total securities borrowed	$133,438	$114,937

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

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Interest expense from securities lending activities is incurred from equity and fixed income securities that are loaned to the Company and totaled $717 and $719 during the three months ended March 31, 2026 and 2025, respectively.

NOTE 8 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, from revenue from contracts with customers include the following:

	March 31, 2026	December 31, 2025
Accounts receivable	$54,630	$52,631
Investment banking fees, commissions and other receivables	19,149	8,950
Total accounts receivable	73,779	61,581
Allowance for credit losses	(6,450)	(6,108)
Accounts receivable, net	$67,329	$55,473
Additions and changes to the allowance for credit losses consist of the following:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$6,108	$6,100
Changes to reserve	356	783
Other adjustments and write-offs	(14)	(1,523)
Recoveries	—	(17)
Balance, end of period	$6,450	$5,343
NOTE 9 — LOANS RECEIVABLE, AT FAIR VALUE
Loans receivable consist of the following:

		At Fair Value		Outstanding Principal Balance, Net of Discounts		Outstanding Principal Balance in Excess of Fair Value
	Maturity	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	Dates	2026	2025	2026	2025	2026	2025
Related Party Loans Receivable:
Vintage Capital Management, LLC	December 2027	$—	$1,835	$—	$224,968	$—	$223,133
Conn’s, Inc.	February 2027	n/a	—	n/a	70,425	n/a	70,425
Torticity, LLC	November 2026	—	—	16,333	16,333	16,333	16,333
Other related party loans	Various through August 2027	953	1,000	1,164	1,164	211	164
Total related party loans receivable		953	2,835	17,497	312,890	16,544	310,055

XBP Americas, LLC	September 2026	21,825	21,415	22,235	21,731	410	316
Norlin EV Limited	December 2025	—	10	1,202	1,233	1,202	1,223
Other loans receivable	Various	2,149	2,043	7,975	7,845	5,826	5,802
Total loans receivable		$24,927	$26,303	$48,909	$343,699	$23,982	$317,396
The Company has elected to measure loans at fair value to provide management with a more relevant representation for evaluating risk, performance reporting, market conditions and economic events in earnings on a more timely basis and to provide reporting of the current value of those assets in the accompanying unaudited condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025 the Company recorded realized and unrealized losses of

$6,545 and $(8,096), respectively, on loans receivable, at fair value, which are reflected in the “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations.
Loans receivable at fair value on non-accrual and 90 days or greater past due was zero and $1,835, which represented approximately zero and 7.0% of total loans receivable at fair value as of March 31, 2026 and December 31, 2025, respectively. The principal balances of loans receivable on non-accrual and 90 days or greater past due was $22,188 and $320,285 as of March 31, 2026 and December 31, 2025, respectively.
Interest income for loans receivable on non-accrual and/or 90 days or greater past due is recognized separately from the “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations. The amount of losses included in earnings attributable to changes in instrument-specific credit risk was $(147) and $(8,096) during the three months ended March 31, 2026 and 2025, respectively. The gains or losses attributable to changes in instrument-specific risk were determined by management based on an estimate of the fair value change during the period specific to each loan receivable.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of March 31, 2026, the Company has outstanding limited guarantee arrangements with respect to B&W as further described in Note 26(b) - Babcock & Wilcox Commitments and Guarantees. In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. As of March 31, 2026, the Company has not recorded any provision for credit losses on the B&W guarantees since the Company believes that there is sufficient collateral to protect the Company from any credit loss exposure. On June 18, 2025, an amendment was made to the Axos Guaranty whereby the Company’s obligations as guarantor were suspended until January 1, 2027. On February 25, 2026, the Axos Guaranty was terminated and is of no further force and effect as further discussed in Note 26 - Commitments and Contingencies - (b) Babcock & Wilcox Commitments and Guarantees.
Vintage Capital Management, LLC Loan Receivable
On August 21, 2023, one of the Company’s subsidiaries and Vintage Capital Management, LLC (“VCM”), an affiliate of Brian Kahn (“Mr. Kahn”), amended and restated a promissory note (the “Amended and Restated Note”), pursuant to which VCM owes the Company’s subsidiary the aggregate principal amount of $200,506, which bears interest at the rate of 12.00% per annum paid-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM, Inc. (“Freedom VCM”) in an amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. Amounts owing under the Amended and Restated Note may be repaid at any time without penalty. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn, the chief executive officer (“CEO”) and a member of the board of directors of Freedom VCM as of December 31, 2023, and his spouse with a value, based on the transaction price of the take private transaction that included the acquisition of FRG by a buyer group that included members of senior management of FRG, led by Mr. Kahn, FRG’s then CEO (the “FRG take-private transaction”), of $227,296 as of August 21, 2023.
On January 22, 2024, Mr. Kahn resigned as CEO and a member of the board of directors of Freedom VCM. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 (“Chapter 11 Cases”) of Title 11 of the United States Bankruptcy Code (“Bankruptcy Code”), which impacted the collateral for this loan receivable. To the extent the loan balance and accrued interest exceed the underlying collateral value of the loan, an unrealized loss will be recorded in the accompanying unaudited condensed consolidated statements of operations. On a quarterly basis, the Company will continue to obtain third party appraisals to evaluate the value of the collateral of the loan since the repayment of the loan and accrued interest will be paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying collateral.
On June 1, 2025, the United States Bankruptcy Court for the District of Delaware entered an Order Confirming the Ninth Amended Joint Chapter 11 Plan of Franchise Group, Inc. and its affiliated debtors (the “FRG Plan”). Under the FRG Plan, all equity interests and claims related thereto were cancelled and such equity interest holders, including Freedom VCM as an equity holder of Franchise Group, Inc., will not receive any property or distributions under the FRG Plan. As a result of the FRG Plan, the Company does not expect to receive any proceeds or distributions from the Freedom VCM equity interests owned by Mr. Kahn and his spouse that collateralize the VCM loan receivable.

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
During the three months ended March 31, 2026, the Company collected $1,855 on the loan receivable from the sale of all of the collateral that the company held for the Vintage loan.
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
On July 23, 2024, Conn’s and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 Cases of Title 11 of the Bankruptcy Code in the Southern District of Texas. The commencement of the Chapter 11 Cases constitutes an event of default that accelerates the repayment obligations of the loan receivable issued to Conn’s. Any efforts to enforce repayment obligations under the Conn’s loan are automatically stayed as a result of the Chapter 11 Cases and the Company’s rights of enforcement in respect of this loan are subject to the applicable provisions of the Bankruptcy Code. As a result of the Chapter 11 Cases, the Conn’s loan receivable was placed on non-accrual status.
The loan had a fair value of zero as of December 31, 2025, and was written off effective January 1, 2026. At the time of the write-off, Conn’s was no longer considered a related party of the Company. During the three months ended March 31, 2026, the Company recovered $6,670 of proceeds from the collateral for the loan receivable which is included in “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations.
Torticity, LLC Loan Receivable
On November 2, 2023, B. Riley Principal Investments, LLC (“BRPI”), a wholly owned subsidiary of the Company, along with other lenders, entered into a loan receivable with Torticity, LLC for an aggregate principal amount of $25,000, of which $15,000 was BRPI’s total principal commitment. On November 20, 2023, BRPI transferred the promissory note to B. Riley Commercial Capital, LLC (“BRCC”), another wholly owned subsidiary of the Company. The loan receivable bore interest at 15.00% per annum paid quarterly at 7.50% per annum in cash and 7.50% per annum payment-in-kind to be capitalized and added to the outstanding principal balance. Subsequent to December 31, 2024, there were amendments to the loan. However, the entire loan remained impaired with no fair value at March 31, 2026, and there has been no interest income on the loan receivable during the three months ended March 31, 2026 and all of 2025.
XBP Americas, LLC (formerly Exela Technologies, Inc.) Loans Receivable
As of March 31, 2026, the Company had a loan receivable and an accounts receivable facility with XBP Americas, LLC (“XBP Americas”), with fair value balances of $12,212 and $9,613, respectively. As of December 31, 2025, the Company had a loan receivable, accounts receivable facility, and unsecured note with XBP Americas, with fair value balances of $15,459, $1,440, and $4,516, respectively.
Exela Loan
On February 27, 2023, BRCC loaned Exela Receivables 3 Holdco, LLC (“Holdco”) $31,500, and on August 18, 2023, assigned the loan receivables to BRF Finance Co., LLC, a wholly owned subsidiary of the Company (the “Exela Loan”). The Exela Loan bears interest at a rate equal to Term SOFR plus 7.50%, with interest payable monthly in arrears.
The obligations under the Exela Loan are fully and unconditionally guaranteed, on a joint and several basis, by certain subsidiaries of XBP Americas. The loan is secured by liens on substantially all assets of XBP Americas and certain guarantors, including accounts receivable, inventory, cash and deposit accounts, equipment, equity interests in subsidiaries, general intangibles and related assets. The Company’s liens are subordinated to the liens securing XBP Americas’ senior debt facilities.
On July 29, 2025, the Company amended the Exela Loan to, among other things, reassign the loan receivable to XBP Americas, a subsidiary under common control with Holdco, as borrower, provide for an option to extend the maturity date, include additional events of default, and require mandatory principal repayments. The borrower exercised this extension option on March 27, 2026, extending the maturity date to September 30, 2026.
Pursuant to the amended terms, the borrower is required to make a one-time prepayment of $1,250 on the earlier of (i) sixty days following the fourth and final Monthly Purchase and (ii) the third Business Day following the termination of the Exela AR Facility (as defined below) upon achievement of the applicable collections milestone, which was achieved in January 2026. In addition, commencing February 6, 2026, the borrower is required to make monthly principal payments of $1,000 on the fifth Business Day of each month until the loan is repaid in full. During the three months ended March 31, 2026, the borrower made $3,250 of such mandatory principal repayments.
As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the Exela Loan was $12,525 and $15,775, respectively.
Exela AR Facility
On February 12, 2024, BR Exar, LLC (“BREL”), an affiliate of BRCC, entered into a receivables purchase agreement with Exela BR SPV, a subsidiary under common control with XBP Americas (as subsequently amended, the “Exela AR Facility”), pursuant to which BREL purchased certain existing receivables and future receivables until the achievement of a specified collection milestone. As of December 31, 2025, the Exela AR Facility had an outstanding balance of $1,439, which was repaid in full on January 12, 2026.
On December 31, 2025, the Company entered into an unsecured promissory note with Exela in the principal amount of $5,000. The note bore no interest and included an original issue discount of $500. The unsecured promissory note matured on January 21, 2026, following full collection under the Exela AR Facility. The borrower repaid $5,000 to fully extinguish the unsecured promissory note on the maturity date.
On January 21, 2026, BREL entered into an amended and restated receivables purchase agreement with certain subsidiaries of XBP Americas (including subsequent amendments, the “Amended Exela AR Facility”), pursuant to which BREL agreed to purchase up to $20,000 of receivables. In connection with the Amended Exela AR Facility, the Company provided total consideration of $18,467.
During the three months ended March 31, 2026, the Company collected $10,290 under the Amended Exela AR Facility and as of March 31, 2026, $9,710 remained outstanding under the Amended Exela AR Facility.
NOTE 10 — EQUITY METHOD INVESTMENTS
Equity investments accounted for under the equity method of accounting consist of the following:

	March 31, 2026		December 31, 2025
	Percentage Ownership	Investment Balance	Percentage Ownership	Investment Balance
Investments accounted for under the equity method:
Great American Holdings, LLC	38.4%	$83,671	38.4%	$83,349
SW-B. Riley Retail Opportunity Fund	22.6%	7,021	22.6%	7,084
Total equity method investments		$90,692		$90,433
Equity investments that are accounted for under the equity method of accounting are included in the “Equity investments” line item in the accompanying unaudited condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees is included in the “Income (loss) from equity investments” line item in the accompanying unaudited condensed consolidated statements of operations.
The summarized financial information with respect to the equity method investments noted below for purposes of disclosure are presented a quarter in arrears whereas balance sheet and income statement amounts as of and for the quarter ended December 31, 2025 correspond to amounts as of and for the quarter ended March 31, 2026.
Great American Holdings, LLC (“GA Holdings”)
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
Based on the terms of the limited liability agreement, we recorded equity in the net income (loss) attributable to GA Holdings using the HLBV method of $323 and $(449) for the three months ended March 31, 2026 and 2025, respectively.
The following tables contain summarized financial information with respect to GA Holdings:

	December 31, 2025	December 31, 2024
Current assets	$61,160	$34,922
Noncurrent assets	$271,240	$291,362
Current liabilities	$37,729	$34,735
Noncurrent liabilities	$5,270	$—
Mezzanine equity - preferred units	$279,097	$279,096
Equity attributable to investee	$10,304	$12,453

	Three Months Ended	Period from November 15, 2024 to December 31, 2024
	December 31, 2025

Revenue	$54,841	$21,675
Cost of revenue and expenses	$51,401	$18,184
Net income attributable to investee	$3,440	$3,490
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
As of March 31, 2026, the Company’s investment in Joann Retail was zero as the Company had fully recovered its initial investment of $6,163 in Joann Retail during the second quarter of 2025. Prior to the recovery of the Company’s initial investment, the investment in Joann Retail was adjusted for the Company’s proportionate share of equity method income or losses and of cash distributions received. The Company received $930 in excess of the Company’s investment balance during the three months ended March 31, 2026, and the distributions received in excess of the investment balance are recognized as other income and included in the “Income (loss) from equity investments” line item in the accompanying unaudited condensed consolidated statements of operations.
The following tables contain summarized financial information with respect to Joann Retail:

December 31, 2025

Current assets	$19,208
Current liabilities	$19,208

Three Months Ended
December 31, 2025

Revenue	$6,583
Cost of revenue and expenses	$1,721
Net income attributable to investee	$4,862
SW-B. Riley Retail Opportunity Fund (“SW-B. Retail”)
After the consolidation of BRC Trust as discussed in Note 3 - Variable Interest Entities and Note 16 - Noncontrolling Interests, the Company’s ownership percentage in SW-B. Retail is 22.6%. During the three months ended March 31, 2026, the Company recorded equity method income (loss) of $74 and $(103) for the three months ended March 31, 2026 and March 31, 2025, respectively.
NOTE 11 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	March 31, 2026	December 31, 2025
Inventory, net	$45,572	$48,020
Rental merchandise, net	12,230	13,372
Prepaid expenses	17,005	23,148
Unbilled receivables	2,439	2,727
Income tax receivable	16,922	18,673
Other receivables, net	13,913	12,394
Other assets	9,770	10,316
Prepaid expenses and other assets	$117,851	$128,650
Unbilled receivables represent the amount of mobile handsets in the Marconi Wireless and Lingo segments. Other receivables primarily consist of interest receivables on loans and advances to financial advisors, net. Other assets primarily consist of deposits, contract costs and finance lease assets.

NOTE 12 — GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill at March 31, 2026 and December 31, 2025 was $392,687. Goodwill is comprised of $158,834 for the Capital Markets Segment, $37,334 for the Wealth Management Segment, $71,551 for the Lingo Segment, $106,461 for the magicJack Segment, $128 for the Marconi Wireless Segment, $15,727 for the UOL Segment, and $2,652 for the Corporate and All Other category. Goodwill is net of accumulated impairment losses of $137,445, of which $79,781 and $57,664 were recorded in the Consumer Products and Corporate and All Other category, respectively.
Intangible assets consisted of the following:

		As of March 31, 2026			As of December 31, 2025
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Intangibles, Net	Gross Carrying Value	Accumulated Amortization	Intangibles, Net
Amortizable assets:
Customer relationships	1 to 16	$240,780	$(153,347)	$87,433	$240,780	$(148,015)	$92,765
Domain names	7	170	(170)	—	170	(170)	—
Advertising relationships	8	755	(264)	491	755	(247)	508
Internally developed software and other intangibles	0.5 to 10	28,597	(26,519)	2,078	28,597	(26,116)	2,481
Trademarks	3 to 10	19,950	(12,514)	7,436	19,950	(12,014)	7,936
Total		290,252	(192,814)	97,438	290,252	(186,562)	103,690

Non-amortizable assets:
Tradenames		14,600	—	14,600	14,600	—	14,600
Total intangible assets		$304,852	$(192,814)	$112,038	$304,852	$(186,562)	$118,290
Intangible assets related to tradenames is net of accumulated impairment losses of $22,000, which were recorded in the Consumer Products segment.
Amortization expense was $6,252 and $7,642 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, estimated future amortization expense was $18,305, $23,272, $20,096, $15,470, and $11,167 for the years ended December 31, 2026 (remaining nine months), 2027, 2028, 2029 and 2030, respectively. The estimated future amortization expense after December 31, 2030 was $9,128.

NOTE 13 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued payroll and related expenses	$50,390	$58,422
Dividends payable	611	611
Income taxes payable	11,831	697
Other tax liabilities	14,317	14,439
Accrued expenses	38,372	45,154
Other liabilities	37,892	35,457
Accrued expenses and other liabilities	$153,413	$154,780
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, accrued legal fees and finance lease liabilities.
NOTE 14 — TERM LOANS AND REVOLVING CREDIT FACILITY
Term loans and revolving credit facilities are comprised of the following:

	March 31, 2026		December 31, 2025
	Interest Rate	Principal	Interest Rate	Principal

Term Loans:
BRPAC Term Loan	6.78%	$60,000	6.83%	$64,000
Oaktree Term Loan	11.67%	64,646	11.82%	64,117
Subtotal		124,646		128,117
Less: Unamortized debt issuance costs and discount		(7,973)		(8,820)
Total Term Loans		$116,673		$119,297

	March 31, 2026		December 31, 2025
	Weighted Average		Weighted Average
	Interest Rate	Principal	Interest Rate	Principal
Revolver Loan:
Targus Revolver Loan	6.78%	$10,708	7.20%	$6,638
Oaktree Credit Agreement
On February 26, 2025, the Company and BRFH (“BRFH Borrower”) entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree Capital Management, L.P. with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent. The new credit agreement provided for (i) a three-year $125,000 secured term loan credit facility (the “Oaktree Term Loan”) and (ii) a four-month $35,000 secured delayed draw term loan credit facility (the “Delayed Draw Facility” and, together with the Oaktree Term Loan, the “Credit Facility”). The Oaktree Term Loan matures on the earliest of (i) February 26, 2028, and (ii) a springing maturity date 91 days prior to the maturity of any series of bonds, notes or bank indebtedness of the Company or the BRFH Borrower outstanding on such date with an aggregate amount exceeding $10,000 (the “Initial Term Loan Maturity Date”). The proceeds from the Oaktree Term Loan were primarily used (a) to repay the existing indebtedness under the Nomura Credit agreement (b) for working capital and general corporate purposes and (c) to pay transaction fees and expenses. The proceeds of the Delayed Draw Facility were used (a) to fund obligations relating to the liquidation of substantially all of the assets of JOANN, Inc. and its subsidiaries and (b) for working capital and general corporate purposes.

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
At March 31, 2026, under the Oaktree Credit Agreement, certain assets with a total carrying value of $334,100 collateralize the $62,500 outstanding balance of the Oaktree Term Loan, and these assets primarily consist of the common and preferred equity interest in GA Holdings and certain other designated loans receivable and equity investments held by the BRFH Borrower. The collateral for the Oaktree Credit Agreement also includes the equity interests in the BRFH Borrower’s subsidiaries, and the Oaktree Credit Agreement covenants, among other things, limit the Company’s, the BRFH Borrower’s and the BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Company is in compliance with all financial covenants in the Oaktree Credit Agreement as of March 31, 2026.
Subject to certain eligibility requirements, certain assets of the BRFH Borrower are placed into a borrowing base (the “Borrowing Base”), which serves to limit the borrowings under the Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Credit Facility. The Company recorded a derivative liability of $11,244 related to a mandatory repayment feature in the Credit Facility at the inception of the Credit Facility (see Note 5 - Fair Value Measurements). The Company sold certain assets in the Borrowing Base that required the Company to repay $62,500 of principal on the Oaktree Term Loan and $35,000 on the Delayed Draw Facility. These principal repayments reduced the outstanding balance on the Oaktree Term Loan from $125,000 to $62,500 and paid the Delayed Draw Facility off in full. In accordance with paydowns on the Delayed Draw Facility during the three months ended March 31, 2025, the Company recorded a loss on debt extinguishment of $5,372, which was included in the “Loss on extinguishment of debt” line item in the unaudited condensed consolidated statements of operations. Interest expense on the Credit Facility during the three months ended March 31, 2026 and 2025 was $3,121 and $3,181, respectively.
The Company issued warrants to certain affiliates of Oaktree Capital Management, L.P. in connection with the Oaktree Term Loan to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the warrant holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of the Company’s common stock. The Company determined the warrants met the criteria for liability classification under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity and recorded an initial warrant liability of $7,860.
The initial measurement of the embedded derivative and warrant liability creates a discount on the carrying amount of the long-term debt, which together with the original issue discount, debt issuance costs, are amortized via the effective interest method under ASC 835-30, Interest – Imputation of Interest. Subsequent changes in fair value of the embedded derivative and warrant liability are reported in the “Other income (expense)” section in our accompanying unaudited condensed consolidated statements of operations. Refer to Note 22(a) - Common Stock Warrants.
On March 24, 2025, the Company and the BRFH Borrower entered into Amendment No. 1 to the Credit Facility which, among other things, removed certain pledged stock from the collateral and adjusted mandatory prepayment provisions in connection with dispositions of borrowing base assets. On July 8, 2025, the Company and the BRFH Borrower entered into Amendment No. 2 to the Credit Facility which, among other things, amended the borrowing base to include certain first lien term loans extended to certain subsidiaries of the Company and made certain changes to the negative covenants. On October 8, 2025, the Company and the BRFH Borrower entered into Amendment No. 3 to the Credit Facility with Oaktree which provided that the springing maturity date of the Oaktree Term Loan shall in no event occur prior to March 31, 2027, thereby extending the earliest possible maturity date for the Oaktree Term Loan. On January 14, 2026, the Company and the BRFH Borrower entered into Amendment No. 4 to the Credit Facility, which added an additional carve-out with respect to limitation on investments and allows the Company to repurchase unsecured notes on or prior to June 30, 2026 in an aggregate outstanding amount not to exceed $25,000.
Targus Credit Agreement
On October 18, 2022, Targus (“Targus Borrower”), among others, entered into a credit agreement (“Targus Credit Agreement”) with PNC Bank, National Association (“PNC”), as agent and security trustee for a five-year $28,000 term loan and a five-year $85,000 revolver loan (the “Targus Revolver Loan”), which was used to finance part of the acquisition of Targus. The final maturity date is October 18, 2027. On November 7, 2024, the Company repaid the outstanding balance of the term loan in full with $2,100 of revolver loan advances and $7,500 of cash from the Company.
On August 20, 2025, the Company entered into the Targus/FGI Credit Agreement to refinance and repay all outstanding obligations under the Targus Credit Agreement, as more fully described below. The revolver loan under the old Targus Credit Agreement consisted of base rate loans that bear interest on the outstanding principal amount equal to the base rate plus an applicable margin of 3.00% and term rate loans that bear interest on the outstanding principal amount equal to the revolver SOFR rate plus an applicable margin of 4.00%. The average borrowings under the revolver loan was $16,693 during the three months ended March 31, 2025. Interest expense on the revolver loan during the three months ended March 31, 2025 was $412.
Targus/FGI Credit Agreement
On August 20, 2025, the Targus Borrower and certain of the Targus Borrowers’ direct and indirect subsidiaries (the “FGI Loan Parties”) entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the “Targus/FGI Credit Agreement”) with FGI Worldwide LLC (“FGI”), as agent and for a three-year $30,000 revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the Targus Credit Agreement with PNC. The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028.
The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term SOFR for a period of one plus 10 basis points, plus (c) 0.30% per month collateral management fee. The average borrowings under the revolving loan facility was $8,383 during the three months ended March 31, 2026. The amount available for borrowings under the Targus/FGI Credit Agreement was $14,601 at March 31, 2026. Interest expense on these loans during the three months ended March 31, 2026 was $235.
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
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement was secured by substantially all Targus assets as collateral defined in the Targus/FGI Credit Agreement, which assets had an aggregate value of approximately $146,236, including $37,451 of accounts receivable and $42,581 of inventory as of March 31, 2026. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement. The Company is in compliance with all financial covenants in the Targus/FGI Credit Agreement as of March 31, 2026.

As required upon the closing of the Targus/FGI Credit Agreement, one of the Company’s subsidiaries was required to invest an additional $5,000 in Targus in the form of an intercompany subordinated loan. In addition, on March 13, 2026, the Company’s subsidiary agreed to invest an additional $2,000 in accordance with provisions of the Targus/FGI Credit Agreement which increased the balance of the intercompany subordinated loan.

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
On January 6, 2025, as discussed below, BRPI Acquisition Co LLC (“BRPAC”), a Delaware limited liability company, entered into an amended and restated credit agreement (the “BRPAC Amended Credit Agreement”) with Banc of California, N.A. in its capacity as the administrative agent and lender and with other lenders party thereto from time to time. A portion of the proceeds from the BRPAC Amended Credit Agreement was used to pay all outstanding principal amounts and accrued interest under the Lingo Term Loan, and the Lingo Credit Agreement was effectively terminated upon repayment on January 6, 2025.
The term loan bore interest on the outstanding principal amount equal to the term SOFR rate plus a margin of 3.00% to 3.75% per annum, depending on the consolidated total funded debt ratio as defined in the Lingo Credit Agreement, plus applicable spread adjustment. Interest expense on the term loan during the three months ended March 31, 2025 was $62.
Nomura Credit Agreement
The Company and its wholly owned subsidiaries, BRFH, and BR Advisory & Investments, LLC had entered into a credit agreement dated June 23, 2021 (as amended, the “Prior Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Wells Fargo Bank, N.A., as collateral agent, for a four-year $300,000 secured term loan credit facility (the “Prior Term Loan Facility”) and a four-year $80,000 secured revolving loan credit facility (the “Prior Revolving Credit Facility”) with a maturity date of June 23, 2025.
On August 21, 2023, the Company, BRFH (the “BRFH Borrower”), and certain direct and indirect subsidiaries of the BRFH Borrower (the “BRFH Guarantors”), entered into a credit agreement (the “Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent, and Computershare Trust Company, N.A., as collateral agent, for a four-year $500,000 secured term loan credit facility (the “New Term Loan Facility”) and a four-year $100,000 secured revolving loan credit facility (the “New Revolving Credit Facility” and together, the “New Credit Facilities”). The purpose of the Credit Agreement was to (i) fund the Freedom VCM equity investment, (ii) prepay in full the Prior Term Loan Facility and Prior Revolving Credit Facility with an aggregate outstanding balance of $347,877, which included $342,000 in principal and $5,877 in interest and fees, (iii) fund a dividend reserve in an amount not less than $65,000, (iv) pay related fees and expenses, and (v) for general corporate purposes.
On September 17, 2024, the Company entered into Amendment No. 4 to the Credit Agreement (the “Fourth Nomura Amendment”), and after payment on principal and the addition of loan fees to principal, the outstanding principal balance on the term loan was reduced from $469,750 to $388,127. In connection with the Fourth Nomura Amendment, the revolving credit facility in the amount of $100,000, which had no balance outstanding at September 17, 2024, was terminated and the Company was required to reduce the principal amount of the term loan to be no greater than $100,000 on or prior to September 30, 2025. The scheduled maturity date of the term loan was August 21, 2027.
In connection with the Fourth Nomura Amendment, interest on the term loan increased to SOFR loans accrued interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans accrued interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. Interest expense on the term loan during the three months ended March 31, 2025 was $2,457.

As fully discussed in “Oaktree Credit Agreement” above, on February 26, 2025, the Company used proceeds from the Credit Facility to repay the outstanding principal balance under the Prior Credit Agreement. Upon repayment, the Company recorded a loss on extinguishment of debt in the amount of $4,666, which was included in the “Loss on extinguishment of debt” line item in the unaudited condensed consolidated statements of operations during the three months ended March 31, 2025.
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
On January 6, 2025 (the “Closing Date”), BRPAC entered into the BRPAC Amended Credit Agreement with certain subsidiaries of the Company, the Banc of California, in the capacity as agent and lender and with other lenders party thereto from time to time. The Company’s subsidiary Lingo was added as a BRPAC Borrower to the BRPAC Amended Credit Agreement. Pursuant to the BRPAC Amended Credit Agreement, the lenders made a new five-year $80,000 term loan to the BRPAC Borrowers, the proceeds of which were used to repay in full the obligations under the original BRPAC Credit Agreement dated December 19, 2018 and the Lingo Credit Agreement. Upon repayment of the obligations, the Company recorded a loss on extinguishment of debt in the amount of $389, which was included in the “Loss on extinguishment of debt” line item in the accompanying unaudited condensed consolidated statements of operations during the three months ended March 31, 2025. The refinancing consolidated the prior Lingo Credit Agreement and the BRPAC Credit Agreement into a single debt facility, the BRPAC Amended Credit Agreement. For accounting purposes, the modification of terms was considered a troubled debt restructuring. As the future undiscounted cash payments under the terms of the modified debt exceeded the carrying amount of the old debt on the modification date, the Company accounted for the restructuring on a prospective basis using the revised effective interest rate established under the amended agreement. The carrying amount of the restructured debt includes variable interest rates from Term SOFR.
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
On April 8, 2026 (the “Third Amendment Effective Date”), the BRPAC Borrowers entered into the Third Amendment to the BRPAC Amended Credit Agreement (the “Third Amendment”) with Banc of California, as administrative agent and lender. The Third Amendment made the following material modifications:
•On the Third Amendment Effective Date, the lenders made a new term loan to the BRPAC Borrowers in an aggregate original principal amount of $60,000, the proceeds of which were used to repay in full the outstanding principal balance and accrued interest on the previously outstanding term loans under the BRPAC Amended Credit Agreement.
•The Third Amendment established a new revolving credit facility with aggregate commitments of $20,000 (the “Revolving Credit Facility”), which was not available under the prior facility. The Revolving Credit Facility matures on January 6, 2030.
•The new term loan is repayable in quarterly installments of $2,250 beginning June 30, 2026, with the remaining outstanding balance due at maturity on January 6, 2030.
•In connection with the Third Amendment, the BRPAC Borrowers are permitted to make an aggregate cash dividend of up to $28,000 to the Company’s parent entities on or within two months of the Third Amendment Effective Date (the “Third Amendment Effective Date Distribution”).

•The BRPAC Amended Credit Agreement, as amended by the Third Amendment, requires the BRPAC Borrowers to maintain (i) a Consolidated Total Funded Debt Ratio not to exceed 2.00x through September 30, 2026, with step-downs to 1.50x, 1.25x, and 1.00x in subsequent periods, and (ii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.20x, tested quarterly beginning March 31, 2026.
The borrowings under the BRPAC Amended Credit Agreement, as amended, bear interest at the Term SOFR rate (one-month tenor) plus a margin of 2.75% to 3.50% per annum, depending on the BRPAC Borrowers’ Consolidated Total Funded Debt Ratio, subject to a minimum rate of 3.25% per annum.
The obligations under the BRPAC Amended Credit Agreement are secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of the BRPAC Borrowers totaling approximately $308,996 as of March 31, 2026 (which includes $13,380 of accounts receivable and $2,991 of inventory), including a pledge of (a) 100% of the equity interests of the BRPAC Borrowers; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
Interest expense on the term loan during the three months ended March 31, 2026 and 2025 was $1,181 and $1,590, respectively.
The BRPAC Amended Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Amended Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Amended Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Amended Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Amended Credit Agreement as of March 31, 2026.
NOTE 15 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	Effective Interest Rate	March 31, 2026	December 31, 2025
Senior Notes Payable, Net of Debt Discount:
5.50% Senior notes due March 31, 2026	—	$—	$101,523
6.50% Senior notes due September 30, 2026	6.82%	166,899	178,242
5.00% Senior notes due December 31, 2026	5.57%	169,953	176,772
8.00% New Notes due January 1, 2028	0.00%	268,016	268,016
6.00% Senior notes due January 31, 2028	6.50%	208,497	213,989
5.25% Senior notes due August 31, 2028	5.78%	358,125	363,256
Total Senior Notes Payable, Net		$1,171,490	$1,301,798
As of March 31, 2026 and December 31, 2025, the senior notes had a weighted average interest rate of 5.61% and 5.60%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $15,004 and $21,654 during the three months ended March 31, 2026 and 2025, respectively.
The senior notes are unsecured obligations and are not secured by any of the Company’s or its subsidiaries’ assets and therefore are effectively subordinated to any existing and future secured indebtedness to the extent of the collateral securing such indebtedness.

During the three months ended March 31, 2026, the Company completed a series of Section 3(a)(9) Exchanges with the Investor whereby the Company exchanged an aggregate principal amount of $36,089, of which $33,192 related to troubled debt restructurings, for an aggregate 4,553,866 of the Company’s common stock valued at approximately $33,500 based on stock prices ranging from $6.60 to $7.88 per share on the respective settlement dates. The Investor owns more than five percent of the Company’s common stock. As a result of the exchanges, the carrying value was reduced by $36,210 which was extinguished and the Company recorded a net gain on the extinguishment of debt of $2,621 in the “Gain (loss) on extinguishment of debt” line item in the accompanying condensed consolidated statements of operations. The gain on the extinguishment of debt was comprised of a troubled debt restructuring gain of $2,704, offset by a loss on extinguishment of $83 for the three months ended March 31, 2026.

On March 10, 2026, the Company repurchased $4,293 of the 5.00% Senior Notes due December 31, 2026 from the open market for $4,035. The repurchase was accounted for as a debt extinguishment, and the Company recognized a gain of $269 in the “Gain (loss) on extinguishment of debt” line item in the accompanying condensed consolidated statements of operations during the period.
On March 30, 2026, the Company redeemed all of the $95,991 of issued and outstanding 5.50% Senior Notes due March 31, 2026 (the “5.50% 2026 Notes”). The redemption price was equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the redemption date. In connection with the full redemption, the 5.50% 2026 Notes, which were listed on Nasdaq under the ticker symbol “RILYK,” were delisted from Nasdaq and ceased trading on the redemption date.

On March 26, 2025, the Company completed a private exchange transaction with an institutional investor pursuant to which the investor exchanged senior notes for the New Notes, whereupon the exchanged notes were cancelled. The Company recorded a gain on the debt restructuring of $10,532 in the “Gain on senior note exchange” line item in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025. The exchange represented a troubled debt restructuring.

The New Notes were issued pursuant to an indenture, dated as of March 26, 2025 (the “New Notes Indenture”), governing the issuance of New Notes dated March 26, 2025, April 7, 2025, May 21, 2025, June 30, 2025, and July 11, 2025 for the five private exchange transactions during 2025, between the Company, certain subsidiaries of the Company, as guarantors, and GLAS Trust Company LLC, a New Hampshire limited liability company, as trustee and collateral agent, and the New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly-owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries (collectively, the “Guarantors”). The New Notes are secured on a second lien basis, junior to the obligations under the Company’s Credit Facility, by substantially all of the assets of the Company and the Guarantors.
The New Notes mature on January 1, 2028 and accrue interest at a rate of 8.00% per annum, payable semi-annually in arrears on April 30 and October 31, beginning on October 31, 2025. The Company is required to pay default interest of 8.00% on accrued interest if the Company fails to pay interest when due.
The Company has the right to redeem the New Notes at any time, in whole or in part. If the New Notes are redeemed, including by a tender offer, the Company may repay the New Notes at principal plus accrued and unpaid interest if any, but excluding the redemption date.
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

In connection with the issuance of warrants in conjunction with the private exchange transactions during 2025 (further described in Note 22 - Stockholder’s Equity), the Company entered into registration rights agreements with the investors, pursuant to which the Company granted such investors (i) certain shelf registration rights whereby the Company will register resales of the shares of Common Stock issued upon exercise of the warrants and (ii) certain piggyback registration rights, in each case subject to the terms and conditions set forth in the registration rights agreements. The Company registered the shares of Common Stock underlying such warrants pursuant to a Registration Statement on Form S-1 (which was subsequently amended by a Post-Effective Amendment) and declared effective by the Securities and Exchange Commission in April 2026.
NOTE 16 — NONCONTROLLING INTERESTS
BRSH

On March 10, 2025, a merger subsidiary of the Company’s wholly-owned subsidiary BRSH, which is primarily comprised of the broker dealer operations within the Capital Markets segment, merged with a shell corporation and issued 0.6% of the equity in BRSH to certain investors in the shell corporation. Upon completion of the transaction, the investors in the shell corporation became minority stockholders of BRSH. The Company also issued restricted stock awards as more fully described in Note 21(c) - BRSH Stock Incentive Plan and assuming the full issuance of the restricted stock awards are vested, the Company owned 89.4% majority-interest in BRSH as of the date of the merger. As of March 31, 2026 and December 31, 2025, the Company owned 91.8% and 90.7%, respectively.
The shell corporation that merged with BRSH on March 10, 2025 did not meet the definition of a business, since it did not have any assets, liabilities, or operations and was treated as the initial recognition of a variable interest entity, as more fully described in Note 3 - Variable Interest Entities.
BRC Trust
BRC Trust was formed on January 6, 2025, and is a variable interest entity as more fully described in Note 3 - Variable Interest Entities. The noncontrolling interest of BRC Trust that is not owned by the Company includes 86.6% of the equity interests in the BRC Trust. Of the 86.6% equity interests not owned by the Company, 58.2% is owned by related parties as more fully described in Note 24 - Related Party Transactions.

NOTE 17 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers from the Company’s seven reportable operating segments and the Corporate and All Other category during the three months ended March 31, 2026 and 2025 is reported below.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate & All Other	Total
Revenues for the three months ended March 31, 2026:
Corporate finance, consulting and investment banking fees	$28,734	$—	$—	$—	$—	$—	$—	$(1,275)	$27,459
Wealth and asset management fees	—	28,219	—	—	—	—	—	1,589	29,808
Commissions, fees and reimbursed expenses	5,511	3,401	—	—	—	—	—	35	8,947
Subscription services	—	—	40,790	7,956	7,026	2,397	—	—	58,169
Sale of goods	—	—	—	310	511	—	44,115	431	45,367
Advertising and other(1)	—	—	—	517	—	424	—	11,338	12,279
Total revenues from contracts with customers	34,245	31,620	40,790	8,783	7,537	2,821	44,115	12,118	182,029

Trading gains (losses), net	135,303	10,096	—	—	—	—	—	(338)	145,061
Fair value adjustments on loans	—	—	—	—	—	—	—	6,545	6,545
Interest income - loans	7	—	—	—	—	—	—	1,707	1,714
Interest income - securities lending	1,251	—	—	—	—	—	—	—	1,251
Other	1,305	10,459	—	—	—	—	—	3,696	15,460
Total revenues	$172,111	$52,175	$40,790	$8,783	$7,537	$2,821	$44,115	$23,728	$352,060
(1) Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate & All Other	Total
Revenues for the three months ended March 31, 2025:
Corporate finance, consulting and investment banking fees	$17,377	$—	$—	$—	$—	$—	$—	$352	$17,729
Wealth and asset management fees	—	37,229	—	—	—	—	—	872	38,101
Commissions, fees and reimbursed expenses	3,298	3,619	—	—	—	—	—	57	6,974
Subscription services	—	—	41,553	8,835	8,541	3,188	—	—	62,117
Sale of goods	—	—	—	355	946	—	42,103	4,051	47,455
Advertising and other(1)	—	—	—	611	—	445	—	23,795	24,851
Total revenues from contracts with customers	20,675	40,848	41,553	9,801	9,487	3,633	42,103	29,127	197,227

Trading (losses) gains, net	(17,266)	612	—	—	—	—	—	483	(16,171)
Fair value adjustments on loans	(3,131)	—	—	—	—	—	—	(4,965)	(8,096)
Interest income - loans	65	—	—	—	—	—	—	3,131	3,196
Interest income - securities lending	840	—	—	—	—	—	—	—	840
Other	917	5,818	—	—	—	—	—	2,332	9,067
Total revenues	$2,100	$47,278	$41,553	$9,801	$9,487	$3,633	$42,103	$30,108	$186,063
(1) Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees. These also include recycling processing fees for a regional environmental services business, which was sold in March 2025, and managed service fees for Nogin, an e-commerce, technology platform provider, through March 31, 2025.

Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligation(s) are satisfied. The Company’s deferred revenue primarily relates to retainer and milestone fees received from corporate finance and investment banking advisory engagements, asset management agreements, financial consulting engagements, and subscription services where the performance obligation has not yet been satisfied.
The following table presents changes in deferred revenue during the three months ended March 31, 2026:

Balance as of December 31, 2025	$49,907
Additions to deferred revenue during the period	35,317
Reductions to deferred revenue for revenue recognized during the period	(36,494)
Balance as of March 31, 2026	$48,730
During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $16,560 and $17,241, respectively, that was recorded as deferred revenue at the beginning of the period.
The Company expects to recognize the deferred revenue of $48,730 as of March 31, 2026 as service and fee revenues when the performance obligation is met during the years ended December 31, 2026 (remaining nine months), 2027, 2028, 2029 and 2030 in the amount of $32,437, $7,939, $3,809, $1,492, and $848, respectively. The Company expects to recognize the deferred revenue of $2,205 after December 31, 2030.
The following table contains a rollforward of unbilled receivables, which are included in prepaid expenses and other assets, for the three months ended March 31, 2026:

Balance as of December 31, 2025	$2,727
Additional unbilled revenue recognized	1,161
Less: Amounts billed to customers	(1,449)
Balance as of March 31, 2026	$2,439
Contract Costs
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
The capitalized costs to fulfill a contract were $4,533 and $4,550 as of March 31, 2026 and December 31, 2025, respectively, and are recorded in the “Prepaid expenses and other assets” line item in the accompanying unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recognized expenses of $852 and $1,060 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three months ended March 31, 2026 and 2025.
Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of March 31, 2026. Corporate finance and investment banking fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of March 31, 2026.
During the three months ended March 31, 2026 and 2025, revenues recognized for customer contracts for performance obligations that are satisfied at a point in time and over time were:

	Three Months Ended March 31,
	2026	2025
Revenue recognized at a point in time	$99,308	$90,470
Revenue recognized over time	82,721	106,757
Total revenue	$182,029	$197,227
NOTE 18 — RESTRUCTURING CHARGE
During the three months ended March 31, 2026 and 2025, there were no restructuring charges for the Company.
The following table summarizes the changes in accrued restructuring charge during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$361	$1,316
Cash paid	(85)	(421)
Non-cash items	19	(55)
Balance, end of period	$295	$840
NOTE 19 — INCOME TAXES

The Company’s effective income tax rate was a provision of 7.1% for the three months ended March 31, 2026, as compared to a benefit of 13.2% for the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company had a provision for income taxes from continuing operations of $16,891 is primarily comprised of the estimated federal, state, and foreign taxes based on the expected annual effective income tax rate for 2026 that includes the impact of the utilization of net operating loss carryforwards and disallowed interest expense carried forward from prior years. During the three months ended March 31, 2025, the benefit for income taxes from continuing operations of $3,042 resulted primarily from the impact of the release of tax contingencies during the period. The effective income tax rate for the three months ended March 31, 2026 is less than the federal statutory tax rate of 21%, primarily due to the expected utilization of net operating losses and the Company continuing to have a full valuation allowance. The effective income tax rate for the three months ended March 31, 2025 was less than the federal statutory tax rate of 21% due to the loss generated during the period with a full valuation allowance.

As of December 31, 2025, the Company had federal net operating loss carryforwards of $602,913 and state net operating loss carryforwards of $688,239, which are available to offset taxable income. The Company has $39,319 of state capital loss carryovers as of December 31, 2025 that is available for carryforwards and will start to expire December 31, 2028. The Company’s federal net operating loss carryforwards generated in 2023 through 2025 of $278,310 will be limited to offsetting 80% of taxable income but do not expire. The remaining federal net operating loss carryforwards will expire in the tax years commencing on December 31, 2033, through December 31, 2038. The state net operating loss carryforwards will expire in the tax years commencing on December 31, 2030.
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of March 31, 2026 and December 31, 2025, a full valuation allowance has been recorded since it is more likely than not that the Company will not be able to utilize tax benefits before they expire. The Company reassesses the need for a valuation allowance on an ongoing basis.
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
NOTE 20 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing income (loss) from continuing operations, income from discontinued operations, or net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing income (loss) from continuing operations, income from discontinued operations, or net income (loss) by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares that may be issued under warrants, including warrants issued in connection with the Oaktree Credit Agreement and private debt exchange transactions, and restricted stock and stock option awards.
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share as the effect would be anti-dilutive were 3,305,502 and 2,483,159 during the three months ended March 31, 2026 and 2025, respectively.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,
	2026			2025
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net income (loss)	$222,159	$—	$222,159	$(19,962)	$3,395	$(16,567)
Net income (loss) attributable to noncontrolling interests	8,886	—	8,886	(6,592)	—	(6,592)
Net income (loss) attributable to Registrant	213,273	—	213,273	(13,370)	3,395	(9,975)
Preferred stock dividends	2,015	—	2,015	2,015	—	2,015
Net income (loss) available to common shareholders	$211,258	$—	$211,258	$(15,385)	$3,395	$(11,990)

	Three Months Ended March 31,
	2026	2025
Weighted average common shares outstanding:
Basic	31,915,854	30,497,512
Effect of dilutive potential common shares:
Restricted stock units, warrants, and stock options	251,392	—
Diluted	32,167,246	30,497,512

Basic net income (loss) per common share:
Continuing operations	$6.62	$(0.50)
Discontinued operations	—	0.11
Basic income (loss) per common share	$6.62	$(0.39)
Diluted net income (loss) per common share:
Continuing operations	$6.57	$(0.50)
Discontinued operations	—	0.11
Diluted income (loss) per common share	$6.57	$(0.39)
NOTE 21 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the Company’s 2021 Stock Incentive Plan, share-based compensation expense for restricted stock units was:

	Three Months Ended March 31,
	2026	2025
Share-based compensation expense for restricted stock units for continuing operations	$1,640	$3,009
Share-based compensation expense for restricted stock units for discontinued operations	—	216
Total share-based compensation expense for restricted stock units	$1,640	$3,225
During the three months ended March 31, 2026, in connection with employee stock incentive plans, the Company did not grant any restricted stock units. Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2026, the Company’s Registration Statement on Form S-8 covering the Company’s 2021 Stock Incentive Plan became effective. As a result, the Company intends to settle vested restricted stock units in shares of common stock to be issued in accordance with such plan. The restricted stock units were reclassified to equity and the change in classification was accounted for as a modification. The Company continues to recognize compensation expense based on the grant date fair value of the original award and no additional compensation expense was recognized. The fair value of the liability on the modification date was $2,589 and was reclassified from “Accrued expenses and other liabilities” to the “Additional paid-in capital” line item in the accompanying unaudited condensed consolidated balance sheets.
Prior to the modification, the Company’s restricted stock units were classified as a liability. The liability represented the fair value of the restricted stock units that had not been settled through the balance sheet date for which the requisite services had been provided by the employees. The fair value of the liability at each balance sheet date was determined based on the Company’s stock price. As of December 31, 2025, the liability was $1,274. The changes in fair value of the liability at the end of the reporting period do not impact earnings. For the three months ended March 31, 2025, the Company settled $1,862 of restricted stock units in cash.

(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), there was no share-based compensation expense during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there were 236,949 shares reserved for issuance under the Purchase Plan.
(c) BRSH Stock Incentive Plan

On March 10, 2025, the Company’s majority-owned subsidiary approved the BRSH Stock Incentive Plan which allows for issuance of up to 4,000,000 restricted stock awards of BRSH. No restricted stock awards of BRSH were granted during the three months ended March 31, 2026 and there is no intention to issue restricted stock awards of BRSH after the date hereof.
The restricted stock awards granted generally vest over a period of four to five years, based on continued service. The restricted stock awards vest for common stock of BRSH and increase the noncontrolling interest in BRSH, when vested. During the three months ended March 31, 2026 and 2025, share-based compensation expense of $756 and $293, respectively, related to the BRSH restricted stock awards was recorded in the “Selling, general and administrative expenses” line item in the accompanying unaudited condensed consolidated statements of operations.
On March 10, 2026, 269,347 restricted stock awards vested, of which 107,071 shares valued at $1,902 were withheld to satisfy tax withholding obligations, resulting in the net issuance of 162,276 shares. During the three months ended March 31, 2026, 118,797 awards were forfeited. This activity, including shares withheld to satisfy tax withholding obligations, contributed to changes in noncontrolling interest, as more fully described in Note 16 – Noncontrolling Interest.
(d) Common Stock and Stock Options Issued
On June 3, 2025, the Company issued 100,000 unregistered shares and options to purchase a total of 300,000 shares of the Company’s common stock in connection with the employment agreement entered into with the Company’s chief financial officer. The 100,000 unregistered shares issued were issued upon execution of the employment agreement as an employment inducement grant that is not subject to vesting conditions and expensed immediately. The fair value of the unregistered shares of $295 was expensed upon issuance. The options to purchase a total of 300,000 shares of the Company’s common stock vests in three tranches (in each case, subject to continued employment): (1) 100,000 with an exercise price of $7.00, (2) 100,000 with an exercise price of $10.00 and (3) 100,000 with an exercise price of $12.50. The stock options vest in annual installments over a three-year period on each anniversary of the grant date based on continued service and acceleration upon a change in control. The maximum term of the stock options is 10 years. During the three months ended March 31, 2026, share-based compensation expense for the options totaled $44.
NOTE 22 — STOCKHOLDERS’ EQUITY
(a) Common Stock Warrants
In connection with the Oaktree Credit Agreement, on February 26, 2025 (refer to Note 14 - Term Loans and Revolving Credit Facility), the Company issued seven-year warrants to certain affiliates of Oaktree (the “Holders”) to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the Holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of common stock. The warrants were classified as a liability. The warrant liability had an estimated fair value of $11,080 and $6,400 as of March 31, 2026 and December 31, 2025, respectively, which is included in other liabilities in Note 13 - Accrued Expenses and Other Liabilities. The change in fair value of the warrant liability resulted in a (loss) gain of $(4,680) and $2,700 during the three months ended March 31, 2026 and 2025, respectively, and is included in the “Change in fair value of financial instruments and other” line item in the accompanying unaudited condensed consolidated statements of operations. See Note 5 - Fair Value Measurements for further details.
In conjunction with the debt exchanges (see Note 15 - Senior Notes Payable), the Company issued seven-year warrants to the investors to purchase up to 913,692 shares of common stock at an exercise price of $10.00. The warrants contain certain anti-dilution provisions and upon exercise, the warrant holders are entitled to dividends and distributions as if the warrants had been exercised in full prior to the dividend or distribution date. The warrants meet the definition of a derivative and were classified within stockholder’s equity.

(b) Preferred Stock
There were 2,834 shares of the Series A Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025. The total liquidation preference for the Series A Preferred Stock as of March 31, 2026 and December 31, 2025 was $76,943 (inclusive of cumulative unpaid dividends of $6,089) and $75,725 (inclusive of cumulative unpaid dividends of $4,871), respectively. There were no dividends declared or paid on the Series A Preferred Stock during the three months ended March 31, 2026 and 2025. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
There were 1,729 shares of the Series B Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025. The total liquidation preference for the Series B Preferred Stock as of March 31, 2026 and December 31, 2025 was $47,214 (inclusive of cumulative unpaid dividends of $3,985) and $46,416 (inclusive of cumulative unpaid dividends of $3,188), respectively. There were no dividends declared or paid on the Series B Preferred Stock during the three months ended March 31, 2026 and 2025. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.

On April 30, 2026, the sixth quarterly Dividend Period (as defined in the applicable Certificate of Designation) for which dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the suspension occurred, resulting in a “Preferred Dividend Default” under each Certificate of Designation. See Note 27 — Subsequent Events.
NOTE 23 — NET CAPITAL REQUIREMENTS
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

	March 31, 2026	December 31, 2025
BRS:
Net capital	$123,458	$79,560
Excess capital	$116,822	$74,393
Net capital requirement	$6,636	$5,167

BRWM:
Net capital	$8,294	$7,521
Excess capital	$6,969	$6,186
Net capital requirement	$1,325	$1,335
NOTE 24 — RELATED PARTY TRANSACTIONS
For bebe’s rent to own stores that are franchised through Freedom VCM, during the three months ended March 31, 2025, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,217, and inventory purchases by bebe from Freedom VCM totaled $2,861.
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

The Company periodically participates in loans and financing arrangements for which the Company has an equity ownership and representation on the board of directors (or similar governing body). The Company may also provide consulting services or investment banking services to raise capital for these companies. These transactions are summarized as follows:
Babcock and Wilcox
B&W is a related party as a result of the Company’s equity investment as more fully described in Note 6 - Securities and Other Investments Owned and Securities Sold Not Yet Purchased for which the Company is deemed to have significant influence. One of the Company’s wholly owned subsidiaries entered into a services agreement with B&W that provided for the President of the Company to serve as the Chief Executive Officer of B&W until November 30, 2020 (the “Executive Consulting Agreement”), unless terminated by either party with thirty days written notice. The agreement was extended through December 31, 2028. Under this agreement, fees for services provided are $750 per annum, paid monthly. In addition, subject to the achievement of certain performance objectives as determined by B&W’s compensation committee of the board, a bonus or bonuses may also be earned and payable to the Company. On September 20, 2024, Kenny Young resigned from his position as the President of the Company, the Executive Consulting Agreement with B&W was terminated, and concurrently, Kenny Young entered into a one-year consulting agreement to provide services to the Company, pursuant to which he was paid an annual fee of $250 paid on a monthly basis, subject to deduction of damages, fees and expenses that he may owe to the Company pursuant to this agreement. The consulting agreement expired on September 20, 2025 in accordance with its original terms.
During the three months ended March 31, 2026 and 2025, the Company earned $5,923 and $836, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities which are included in services and fees in the accompanying unaudited condensed consolidated statements of operations.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed in Note 26 – Commitments and Contingencies.
Vintage Capital Management - Brian Kahn
In connection with the completion of the FRG take-private transaction, one of the Company’s subsidiaries and VCM, an affiliate of Brian Kahn, entered into the Amended and Restated Note. The Amended and Restated Note in the aggregate principal amount of $200,506 bears interest at the rate of 12% per annum paid-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of the closing of the FRG Take-private transaction. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code which impacted the Freedom VCM equity interest, which served as the collateral for this loan receivable. Fair value adjustments on the VCM loan receivable were increases of $20 and $276 during the three months ended March 31, 2026 and 2025, respectively. In light of the Company’s determination that any repayment of the Amended and Restated Note would have been paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying Freedom VCM equity interest and other collateral provided by Mr. Kahn and his spouse, the Company has determined that both VCM and Mr. Kahn are related parties as of March 31, 2026 and December 31, 2025. There was no interest income during the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, the Company collected $1,855 on the loan receivable from the sale of all of the collateral that the company held for the Vintage loan.
Torticity, LLC

Torticity is a related party as a result of the Company’s equity ownership in the limited liability company and BRC’s representation on the board of directors (board representation through January 12, 2025). On November 2, 2023, the Company agreed to lend up to $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. There were amendments to the loan during 2025; however, the entire loan receivable remains impaired with no fair value at March 31, 2026. There was no interest income on the loan receivable during three months ended March 31, 2026 and all of 2025.

GA Holdings
GA Holdings is a related party as a result of the Company’s equity investment as fully described in Note 10 - Equity Method Investments and BRC’s representation on the board of directors. The Company provided GA Holdings with a $25,000 secured revolving credit facility upon closing the Great American Transaction on November 15, 2024, which had an initial outstanding balance of $1,698. As subsequently amended, the revolving commitment was revised to $40,000 for the period from March 10, 2025 to June 30, 2025 and reduced back to $25,000 from July 1, 2025 until the maturity date of November 15, 2025. The secured revolving credit facility was secured by all of the assets of GA Holdings and accrued interest at the annual rate of SOFR plus 4.75%. Interest income recorded on the loan receivable was $307 during the three months ended March 31, 2025. On October 16, 2025, all outstanding amounts due and owing under this facility were repaid in full to BRF and the facility was terminated.
During the period from November 15, 2024 to October 16, 2025, the Company provided services to GA Holdings in accordance with a transition services agreement for accounting, information technology and other administration services. During the three months ended March 31, 2025, the Company recorded fee revenues for these services in the amount of $1,131. Pursuant to an existing consulting arrangement, as amended on December 31, 2025 to extend the term through December 31, 2026, the Company also paid $93 of consulting fees to the consultant, who was hired in July 2025 as the chief executive officer of GA Holdings, during the three months ended March 31, 2026.
GA Joann Retail Partnership, LLC
GA Joann Retail Partnership, LLC, formed in February 2025, is a related party as a result of the Company’s equity investment as more fully described in Note 10 - Equity Method Investments for which the Company is deemed to have significant influence. On February 27, 2025, BRF, along with other lenders, entered into a credit agreement with GA Joann Retail Partnership, LLC for an aggregate commitment of $52,000, of which BRF is committed to $24,653. The credit agreement bore interest at 10.00% to be paid monthly as payment-in-kind and capitalized into the outstanding principal balance and had a maturity date of November 26, 2025. This loan receivable was paid in full on April 7, 2025. Interest income recorded on the loan receivable was $214 during the three months ended March 31, 2025.
Other
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended March 31, 2026 and 2025, the Company earned zero and $657 of fees related to these services, respectively.
The Company established BRC Trust on January 6, 2025, for the purpose of transferring and liquidating the assets of BRCPOF. After the formation of the BRC Trust, BRCPOF transferred its assets and liabilities to the BRC Trust. The Company determined the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights, and substantially all of the activities are conducted on behalf of the Company which owns 13.4%, and related parties of the Company which include executive officers and members of the board of directors of the Company owning 58.2% of the equity interest in the Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidated the BRC Trust upon its formation.

NOTE 25 — BUSINESS SEGMENTS
The following is a summary of certain financial data for each of the Company’s reportable segments:

Three Months Ended March 31, 2026	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate & All Other(1)	Total
Revenues - Services and fees	$35,550	$42,079	$40,790	$8,473	$7,026	$2,821	$—	$136,739	$15,383	$152,122
Trading gains (losses), net	135,303	10,096	—	—	—	—	—	145,399	(338)	145,061
Fair value adjustment on loans	—	—	—	—	—	—	—	—	6,545	6,545
Interest income - loans	7	—	—	—	—	—	—	7	1,707	1,714
Interest income - securities lending	1,251	—	—	—	—	—	—	1,251	—	1,251
Revenues - Sale of goods	—	—	—	310	511	—	44,115	44,936	431	45,367
Total revenues	172,111	52,175	40,790	8,783	7,537	2,821	44,115	328,332	23,728	352,060
Direct cost of services	—	—	(23,663)	(1,707)	(2,217)	(895)	—	(28,482)	(3,220)	(31,702)
Cost of goods sold	—	—	—	(282)	(529)	—	(31,178)	(31,989)	(376)	(32,365)
Employee compensation and benefits	(26,191)	(31,187)	(4,575)	(725)	(368)	(130)	(9,307)	(72,483)	(14,684)	(87,167)
Professional services	(530)	(256)	(27)	(329)	(77)	(42)	(1,651)	(2,912)	(13,564)	(16,476)
Occupancy-related costs	(1,638)	(2,171)	(694)	(352)	(487)	(151)	(1,547)	(7,040)	(3,443)	(10,483)
Depreciation and amortization	(277)	(385)	(3,218)	(847)	(470)	(23)	(1,656)	(6,876)	(713)	(7,589)
Other selling, general and administrative expenses	(5,523)	(2,192)	(4,849)	(290)	(312)	(107)	(1,417)	(14,690)	2,057	(12,633)
Interest expense - Securities lending and loan participations sold	(717)	—	—	—	—	—	—	(717)	—	(717)
Segment income (loss)	$137,235	$15,984	$3,764	$4,251	$3,077	$1,473	$(2,641)	$163,143	$(10,215)	$152,928

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, and individual investment and lending entities.

Three Months Ended March 31, 2025	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate & All Other(1)	Total
Revenues - Services and fees	$21,592	$46,666	$41,553	$9,446	$8,541	$3,633	$—	$131,431	$27,408	$158,839
Trading (losses) gains, net	(17,266)	612	—	—	—	—	—	(16,654)	483	(16,171)
Fair value adjustment on loans	(3,131)	—	—	—	—	—	—	(3,131)	(4,965)	(8,096)
Interest income - loans	65	—	—	—	—	—	—	65	3,131	3,196
Interest income - securities lending	840	—	—	—	—	—	—	840	—	840
Revenues - Sale of goods	—	—	—	355	946	—	42,103	43,404	4,051	47,455
Total revenues	2,100	47,278	41,553	9,801	9,487	3,633	42,103	155,955	30,108	186,063
Direct cost of services	—	—	(25,164)	(1,990)	(4,296)	(1,174)	—	(32,624)	(10,076)	(42,700)
Cost of goods sold	—	—	—	(334)	(1,183)	—	(31,629)	(33,146)	(3,587)	(36,733)
Employee compensation and benefits	(21,704)	(33,670)	(4,772)	(744)	(754)	(245)	(9,903)	(71,792)	(20,191)	(91,983)
Professional services	(568)	(409)	(194)	(481)	(85)	(12)	(1,175)	(2,924)	(15,300)	(18,224)
Occupancy-related costs	(2,039)	(3,482)	(858)	(371)	(625)	(171)	(1,450)	(8,996)	(3,328)	(12,324)
Depreciation and amortization	(681)	(1,006)	(3,317)	(880)	(483)	(72)	(1,912)	(8,351)	(1,650)	(10,001)
Other selling, general and administrative expenses	(12,357)	(6,987)	(4,849)	(385)	(317)	(105)	(1,175)	(26,175)	(8,681)	(34,856)
Interest expense - Securities lending and loan participations sold	(494)	—	—	—	—	—	—	(494)	(225)	(719)
Segment (loss) income	$(35,743)	$1,724	$2,399	$4,616	$1,744	$1,854	$(5,141)	$(28,547)	$(32,930)	$(61,477)

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, Nogin (deconsolidated in March 2025), Atlantic Coast Recycling (sold in March 2025), and individual investment and lending entities.

Reconciliation of Segment Income (Loss) to Net Income (Loss):

	Three Months Ended March 31,
	2026	2025
Segment income (loss)	$152,928	$(61,477)
Interest income	358	1,486
Dividend income	669	135
Realized and unrealized gains (losses) on investments	105,100	(14,500)
Change in fair value of financial instruments and other	(4,427)	922
Gain on sale and deconsolidation of businesses	—	80,841
Gain on senior note exchange	—	10,532
Income (loss) from equity investments	1,326	(552)
Gain (loss) on extinguishment of debt	2,890	(10,427)
Interest expense:
Capital Markets segment	—	(30)
Lingo segment	—	(66)
Consumer Products segment	(379)	(417)
Corporate and All Other	(19,415)	(29,451)
Interest expense	(19,794)	(29,964)
Income (loss) from continuing operations before income taxes	239,050	(23,004)
(Provision for) benefit from income taxes	(16,891)	3,042
Income (loss) from continuing operations	222,159	(19,962)
Income from discontinued operations, net of income taxes	—	3,395
Net income (loss)	222,159	(16,567)
Net income (loss) attributable to noncontrolling interests	8,886	(6,592)
Net income (loss) attributable to BRC Group Holdings, Inc.	213,273	(9,975)
Preferred stock dividends	2,015	2,015
Net income (loss) available to common shareholders	$211,258	$(11,990)

The following table presents revenues by geographical area:

	Three Months Ended March 31,
	2026	2025
Revenues
Services and fees
North America	$152,122	$158,839

Trading gains (losses), net
North America	145,061	(16,171)

Fair value adjustments on loans
North America	6,545	(8,096)

Interest income - loans
North America	1,714	3,196

Interest income - securities lending
North America	1,251	840

Sale of goods
North America	22,538	26,221
Australia	2,138	2,119
Europe, Middle East, and Africa	12,779	12,227
Asia	5,699	4,950
Latin America	2,213	1,938
Total - Sale of goods	45,367	47,455

Total Revenues
North America	329,231	164,829
Australia	2,138	2,119
Europe, Middle East, and Africa	12,779	12,227
Asia	5,699	4,950
Latin America	2,213	1,938
Total Revenues	$352,060	$186,063

The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	March 31, 2026	December 31, 2025
Long-lived Assets - Property and Equipment, net:
North America	$17,488	$17,450
Europe	59	88
Asia Pacific	54	62
Australia	7	6
Total	$17,608	$17,606
Segment assets are not reported to, or used by, the Company’s CODM to allocate resources to, or assess performance of the segments and therefore, total segment assets have not been disclosed.
NOTE 26 — COMMITMENTS AND CONTINGENCIES
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

On February 2, 2026, a stockholder derivative complaint was filed by Adrian Rubio in the U.S. Federal District Court, Central District of California on behalf of the Company and against the members of the Company’s Board of Directors and certain of the Company’s executive officers. The complaint alleges that certain of the Company’s officers and the board of directors substantially damaged the Company by filing false and misleading statements that omitted material adverse facts regarding Brian Kahn’s involvement in the Prophecy fraud and the regulatory scrutiny that the Company would face because of its entanglements with Kahn and Franchise Group. Claims include breach of fiduciary duties and unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.

On January 2, 2026, a stockholder derivative complaint was filed by Joel Friedman in the U.S. Federal District Court, Central District of California on behalf of the Company and against the members of the Company’s Board of Directors and certain of the Company’s executive officers. The complaint alleges that certain of the Company’s officers and the board of directors substantially damaged the Company by filing false and misleading statements that omitted material adverse facts regarding Brian Kahn’s involvement in the Prophecy fraud and the regulatory scrutiny that the Company would face because of its entanglements with Kahn and Franchise Group. Claims include breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Company believes that these claims are meritless and intends to defend this action.

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

On February 14, 2025, a stockholder derivative complaint was filed by Michael Marchner in the Delaware Chancery Court on behalf of the Company and against the members of the Company’s Board of Directors. The complaint alleges that certain of the Company’s officers and the board of directors (i) breached their fiduciary duties related to the Company’s involvement with Mr. Kahn and subsequent legal issues, (ii) engaged in misconduct, and (iii) wasted corporate assets, including the approval of improper compensation. On March 30, 2026, the Court of Chancery dismissed the complaint in full. On April 29, 2026, Marchner filed an appeal to the Delaware Supreme Court.

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
On December 22, 2021, the Company entered into a general agreement of indemnity in favor of one of B&W’s sureties. Pursuant to this indemnity agreement, the Company agreed to indemnify the surety in connection with a default by B&W under a €30,000 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. Under the agreement, the performance bond amount was reduced upon the satisfaction of specified contractual performance obligations. As of March 31, 2026, the Company’s indemnity obligation under the performance bond was €5,000.
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

During the three months ended March 31, 2026, the Company purchased an aggregate of $150,000 of preferred shares pursuant to the April 2025 agreement. As of March 31, 2026, (i) $12,700 and (ii) $775,000 remained outstanding and had not been exercised by the Issuer, and no amounts were due (see Note 5 - Fair Value Measurements).
NOTE 27 — SUBSEQUENT EVENTS

On April 30, 2026 and May 1, 2026, the Company completed exchanges in accordance with Section 3(a)(9) of the Securities Act of 1933 (the “Subsequent Exchanges”) with the Investor whereby the Company exchanged an aggregate principal amount of approximately $13,463 of senior notes which included (i) approximately $11,463 of the 6.50% Senior Notes due September 30, 2026 and (ii) $2,000 of the 5.00% Senior Notes due December 31, 2026, for an aggregate of 1,743,946 shares of the Company’s common stock. Such senior notes were then cancelled following the Subsequent Exchanges. The Investor owns more than five percent of the Company’s common stock.

On April 30, 2026, the Company did not pay the quarterly dividend that would otherwise have been payable on its Series A Preferred Stock and Series B Preferred Stock for the Dividend Period (as defined in the applicable Certificate of Designation) ended April 30, 2026. This was the sixth quarterly Dividend Period for which dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the Company’s announcement on January 21, 2025 of the temporary suspension of preferred dividends. As a result, a “Preferred Dividend Default” has occurred under each Certificate of Designation. Pursuant to each Certificate of Designation, upon the occurrence of a Preferred Dividend Default, the size of the Company’s Board of Directors is automatically increased by two seats, and the holders of the Series A Preferred Stock and the Series B Preferred Stock (voting together as a single class with the holders of any other parity preferred stock with similar voting rights then exercisable) become entitled to elect two additional directors to the Board of Directors (the “Preferred Directors”) until all dividends accumulated and unpaid on the Series A Preferred Stock and Series B Preferred Stock for all past Dividend Periods shall have been fully paid. The election of Preferred Directors will take place at (i) either (A) a special meeting called in accordance with the Certificate of Designation requirements if the request is received more than 90 days before the date fixed for the Corporation’s next annual or special meeting of stockholders or (B) the next annual or special meeting of stockholders if the request is received within 90 days of the date fixed for the Corporation’s next annual or special meeting of stockholders, and (ii) at each subsequent annual meeting of stockholders, or special meeting at which Preferred Directors are to be elected, until the right of holders of Series A Preferred Stock and Series B Preferred Stock to elect Preferred Directors shall have terminated. As of the date of this Quarterly Report, the Company has not received a written demand from holders of the Series A Preferred Stock or Series B Preferred Stock to call a special meeting for the election of Preferred Directors.

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
Except as otherwise required by the context, references in this Quarterly Report to the “Company,” “BRCGH,” “BRC,” “BRC Group Holdings,” “we,” “us” or “our” refer to the combined business of BRC Group Holdings, Inc. and all of its subsidiaries.
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

Revenues from the Wealth Management segment are comprised of the following:

	Three Months Ended March 31,
	2026	2025
Revenues - Services and fees
Brokerage revenues	$15,661	$18,346
Advisory revenues	10,971	16,434
Other	15,447	11,886
Total services and fees revenue	42,079	46,666
Trading income	10,096	612
Total revenues	$52,175	$47,278
Total assets under management were approximately $11.9 billion and $13.0 billion at March 31, 2026 and December 31, 2025, respectively. Of these amounts, advisory assets under management totaled approximately $4.0 billion at March 31, 2026, and $4.3 billion at December 31, 2025. Advisory revenues were 0.28% and 0.25% of average advisory assets under management during the three months ended March 31, 2026 and 2025, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Broker revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. Other revenues are primarily comprised of tax service fees and management fees earned from comprehensive client focused services performed.
Lingo Segment – Lingo Management, LLC and its subsidiary Bullseye Telecom (together, “Lingo”) is a global cloud/unified communications (“UC”) and managed service provider to Enterprise and Small to Medium Businesses in the United States. Lingo primarily re-sells Plain Old Telephone Services (“POTS”), Broadband data services and Managed Security services in addition to the Cloud Voice, POTS Alternative and business collaboration communication services.

magicJack Segment – magicJack VoIP Services, LLC and related subsidiaries (together, “magicJack”) is a non-interconnected Voice-over-IP (“VoIP”) cloud-based communications service provider that offers related devices and subscription services within the United States and Canada. The magicJack services allow its subscribers to stay connected at low costs.

Marconi Wireless Segment – Marconi Wireless Holdings, LLC (“Marconi Wireless”) is a mobile virtual network operator that provides mobile phone voice, text, and data services and devices using the Credo Mobile brand.

UOL Segment – United Online, Inc. (“UOL”) is an Internet access provider that offers dial-up and digital subscriber line (“DSL”) services under the NetZero and Juno brands across the United States. UOL also provides paid and free e-mail subscription services that also generate advertising revenues.

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

Our operating results are primarily comprised of the operations of these businesses within our seven reportable operating segments. However, we also generate revenues from investment and lending entities and other businesses that we may acquire with the goal to expand their operations, drive growth, and create operational efficiencies to improve cash flows to reinvest across other business operations in our platform. These businesses are typically in fragmented markets and include the operations of a regional environmental services business, which was sold in March 2025 and bebe stores inc. (“bebe”) which operates rent-to-own stores.

Securities and Other Investments Owned Portfolio – We have a portfolio of securities and other investments owned that consists of public equity securities, private securities, partnership interests and other investments, corporate bonds and other fixed income securities as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$403,189	$174,011
Double Down Interactive Co., Ltd - common stock	29,300	30,010
Synchronoss Technologies, Inc. - common stock	—	3,503
Other public equities	22,668	25,675
Total public equity securities	455,157	233,199

Private Equity Securities:
Other private equities	93,970	135,605
Total private equity securities	93,970	135,605

Total equity securities	549,127	368,804

Corporate bonds	33,134	31,751
Other fixed income securities	2,081	4,373
Partnership interest and other	55,326	41,915
Total securities and other investments owned	$639,668	$446,843
Total securities and other investments owned increased $192.8 million during the three months ended March 31, 2026 primarily due to the following:
•$229.2 million increase in the carrying values of Babcock & Wilcox Enterprises, Inc.’s (“B&W”) common stock due to an increase in the public share price during the period.
•$(0.7) million decrease in the carrying values of our Double Down Interactive Co., Ltd common stock primarily driven by sales of the securities and a decrease in the public share price during the period.
•$(3.5) million decrease due to the disposition of our investment in Synchronoss Technologies, Inc. in the current year period.
•$(3.0) million decrease in the carrying values of our investments in other public equities driven by net decreases in public share prices, partially offset by net additions during the period.
•$(41.6) million decrease in the carrying values of our investments in other private equities driven primarily by dispositions of certain private securities.
•$13.4 million increase in the carrying values of our investments in partnership interests and other securities primarily driven by net increase in market value of certain securities during the period.

Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities, and reported amounts of revenue and expense during the reporting period. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may significantly differ from those estimates. Critical accounting estimates represent the areas where more significant judgments and estimates are used in the preparation of our unaudited condensed consolidated financial statements. A discussion of such critical accounting estimates, which include fair value measurements, goodwill and other intangible assets, and accounting for income tax valuation allowances can be found in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Revenues:
Services and fees	$152,122	$158,839	$(6,717)	(4.2)%
Trading gains (losses), net	145,061	(16,171)	161,232	(997.0)%
Fair value adjustments on loans	6,545	(8,096)	14,641	(180.8)%
Interest income - loans	1,714	3,196	(1,482)	(46.4)%
Interest income - securities lending	1,251	840	411	48.9%
Sale of goods	45,367	47,455	(2,088)	(4.4)%
Total revenues	352,060	186,063	165,997	89.2%
Operating expenses:
Direct cost of services	31,702	42,700	(10,998)	(25.8)%
Cost of goods sold	32,365	36,733	(4,368)	(11.9)%
Selling, general and administrative expenses	134,348	167,388	(33,040)	(19.7)%
Interest expense - Securities lending and loan participations sold	717	719	(2)	(0.3)%
Total operating expenses	199,132	247,540	(48,408)	(19.6)%
Operating income (loss)	152,928	(61,477)	214,405	(348.8)%
Other income (expense):
Interest income	358	1,486	(1,128)	(75.9)%
Dividend income	669	135	534	395.6%
Realized and unrealized gains (losses) on investments	105,100	(14,500)	119,600	(824.8)%
Change in fair value of financial instruments and other	(4,427)	922	(5,349)	(580.2)%
Gain on sale and deconsolidation of businesses	—	80,841	(80,841)	(100.0)%
Gain on senior note exchange	—	10,532	(10,532)	(100.0)%
Income (loss) from equity investments	1,326	(552)	1,878	(340.2)%
Gain (loss) on extinguishment of debt	2,890	(10,427)	13,317	(127.7)%
Interest expense	(19,794)	(29,964)	10,170	(33.9)%
Income (loss) from continuing operations before income taxes	239,050	(23,004)	262,054	(1,139.2)%
(Provision for) benefit from income taxes	(16,891)	3,042	(19,933)	(655.3)%
Income (loss) from continuing operations	222,159	(19,962)	242,121	(1,212.9)%
Income from discontinued operations, net of income taxes	—	3,395	(3,395)	(100.0)%
Net income (loss)	222,159	(16,567)	238,726	(1,441.0)%
Net income (loss) attributable to noncontrolling interests	8,886	(6,592)	15,478	(234.8)%
Net income (loss) attributable to BRC Group Holdings, Inc.	213,273	(9,975)	223,248	(2,238.1)%
Preferred stock dividends	2,015	2,015	—	—%
Net income (loss) available to common shareholders	$211,258	$(11,990)	$223,248	(1,862.0)%

Revenues
The table below, and the discussion that follows, are based on how we analyze our business.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Services and fees:
Capital Markets segment	$35,550	$21,592	$13,958	64.6%
Wealth Management segment	42,079	46,666	(4,587)	(9.8)%
Lingo segment	40,790	41,553	(763)	(1.8)%
magicJack segment	8,473	9,446	(973)	(10.3)%
Marconi Wireless segment	7,026	8,541	(1,515)	(17.7)%
UOL segment	2,821	3,633	(812)	(22.4)%
Corporate and All Other	15,383	27,408	(12,025)	(43.9)%
Subtotal	$152,122	$158,839	$(6,717)	(4.2)%

Trading gains (losses), net:
Capital Markets segment	$135,303	$(17,266)	$152,569	(883.6)%
Wealth Management segment	10,096	612	9,484	1,549.7%
Corporate and All Other	(338)	483	(821)	(170.0)%
Subtotal	$145,061	$(16,171)	$161,232	(997.0)%

Fair value adjustments on loans:
Capital Markets segment	$—	$(3,131)	$3,131	(100.0)%
Corporate and All Other	6,545	(4,965)	11,510	n/m
Subtotal	$6,545	$(8,096)	$14,641	(180.8)%

Interest income - loans:
Capital Markets segment	$7	$65	$(58)	(89.2)%
Corporate and All Other	1,707	3,131	(1,424)	(45.5)%
Subtotal	$1,714	$3,196	$(1,482)	(46.4)%

Interest income - securities lending:
Capital Markets segment	$1,251	$840	$411	48.9%

Sale of goods:
magicJack segment	$310	$355	$(45)	(12.7)%
Marconi Wireless segment	511	946	(435)	(46.0)%
Consumer Products segment	44,115	42,103	2,012	4.8%
Corporate and All Other	431	4,051	(3,620)	(89.4)%
Subtotal	$45,367	$47,455	$(2,088)	(4.4)%

Total revenues	$352,060	$186,063	$165,997	89.2%

Services and Fees Revenues
Total decrease in services and fees revenues during the three months ended March 31, 2026, compared to the same period in the prior year, was primarily due to the following:
•$(12.0) million decrease in Corporate and All Other non-reportable operating segments driven by decreases of $7.0 million due to the sale of Atlantic Coast Recycling in the prior year quarter, $3.5 million due to the deconsolidation of our investments in Nogin, Inc. (“Nogin”) and a $0.9 million decline at bebe;
•$(4.6) million decrease in Wealth Management segment driven by a $9.2 million decline in wealth and asset management fees following the sale of a portion of the Company’s wealth management business to Stifel Financial Corp. (“Stifel”) in April 2025, partially offset by $4.8 million in SpaceX SPV carried interest revenue;
•$(1.5) million decrease in Marconi Wireless segment, driven by lower service revenues attributable to an ongoing decline in active customers;
•$(1.0) million decrease in magicJack segment, driven by fewer active customers driving lower renewal revenues, fewer device sales and first-year service customers, and a decline in ancillary services such as porting, number services, and termination fees;
•$(0.8) million decrease in UOL segment, driven by declines in internet access subscribers in addition to discontinuing telecom resale services;
•$(0.8) million decrease in Lingo segment, driven by fewer POTS and broadband subscribers as customers migrated to VoIP services, partially offset by VoIP growth from those same conversions; partially offset by
•$14.0 million increase in Capital Markets segment, driven by higher M&A and advisory fees of $9.9 million, increased private placement revenues of $3.8 million, higher secondary commissions of $2.2 million, increased finder fees of $1.6 million, and higher underwriting revenues of $1.3 million, partially offset by a $5.2 million decrease in ATM fees.
Trading Gains (Losses), Net
Total increase in net trading gains (losses) during the three months ended March 31, 2026, compared to the same period in the prior year, was primarily due to the following:
•$152.6 million increase in Capital Markets segment, driven by gains of $130.0 million in B&W, $3.9 million in Applied Digital Corporation (“APLD”), and $2.4 million in U.S. Treasuries, compared to a $15.1 million loss in the prior period;
•$9.5 million increase in Wealth Management segment, driven by revenue from the APLD Variable Rate Transactions (“VRT”); partially offset by
•$(0.8) million decrease in Corporate and All Other non-reportable operating segments driven by overall increase in unrealized losses for certain equity securities in the current year period.
Fair Value Adjustments On Loans
In our Capital Markets segment, we have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

				Fair Value Adjustments on Loans Receivables
		At Fair Value		Three Months Ended March 31,
	Industry or Type of Loan	March 31, 2026	December 31, 2025	2026	2025
Related Party Loans Receivable:
Vintage Capital Management, LLC	Retail / consumer	$—	$1,835	$20	$276
W.S. Badcock Corporation	Consumer receivable portfolio	—	—	—	250
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	—	—	—	1,393
Conn’s, Inc.(1)	Retail / consumer	n/a	—	n/a	(4,065)
Other related party loans	Services, oil & gas and industrial	953	1,000	(46)	—
Total related party loans receivable		953	2,835	(26)	(2,146)

XBP Americas, LLC	Technology	21,825	21,415	(95)	(2,677)
Norlin EV Limited	Real estate	—	10	22	(227)
Conn’s, Inc.(1)	Retail / consumer	—	n/a	6,670	n/a
Other loans receivable	Various	2,149	2,043	(26)	(3,046)
Total loans receivable		$24,927	$26,303	$6,545	$(8,096)
(1) The Conn’s, Inc. loan receivable was written off in January 2026 and is no longer a related party loan receivable. Recovery of proceeds from the loan receivable is contingent upon collecting amounts from the Conn’s bankruptcy estate. During the three months ended March 31, 2026, the Company recovered $6,670 of proceeds from the Conn’s bankruptcy estate and is reported as a fair value adjustment.

The $14.6 million favorable variance in fair value adjustments related to our loans receivable during the three months ended March 31, 2026, when compared to the same period in the prior year, was primarily driven by unfavorable adjustments of $4.1 million, $2.7 million, and $3.0 million recorded for loans receivable with Conn’s, Inc., XBP Americas, LLC (formerly Exela Technologies, Inc.), and other non-related party loans receivable, respectively, in the prior year period with no adjustments of comparable magnitude recorded in the current year period, and a $6.7 million favorable adjustment recorded in the current year period related to the recovery of proceeds from the Conn’s, Inc. bankruptcy estate. These were partially offset by a $1.4 million favorable adjustment related to Freedom VCM Receivables, Inc. recorded in the prior year quarter with no fair value adjustments of comparable magnitude recorded in the current year period.
Interest Income - Loans
The $(1.5) million decrease in interest income related to loans receivable for the three months ended March 31, 2026, compared to the same period in the prior year, was primarily due to declines across the XBP Americas, LLC and GA Group portfolios, which decreased by $0.9 million and $0.5 million, respectively.
Interest Income - Securities Lending

The $0.4 million increase in interest income related to securities lending was driven by a higher volume of securities on loan, partially offset by lower average spreads earned on those loans compared to the prior period.
Sale Of Goods
The decrease in sale of goods revenue during the three months ended March 31, 2026, compared to the same period in the prior year, was primarily due to the following:
•$(3.6) million decrease in the Corporate and All Other non-reportable operating segments driven primarily by a $3.5 million decrease due to the deconsolidation of Nogin in the prior year quarter;
•$(0.4) million decrease in the Marconi Wireless segment, driven by lower product sales attributable to an ongoing decline in active customers; partially offset by

•$2.0 million increase in the Consumer Products segment, driven by stronger distributor demand ahead of anticipated price increases from rising transportation costs, compared to an unusually weak prior period impacted by tariff uncertainty.
Operating Expenses
Direct cost of services
The decrease in direct cost of services during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the following:
•$6.9 million decrease from the Corporate and All Other category primarily driven by decreases of $4.9 million due to the sale of Atlantic Coast Recycling and $1.6 million due to the deconsolidation of Nogin in the prior year quarter;
•$2.1 million decrease from the Marconi Wireless segment due to fewer active lines and migration of its customer base to a lower-cost third-party network;
•$1.5 million decrease from the Lingo segment due to lower POTS unit volume, consistent with the decline in POTS revenue, partially offset by higher costs associated with the conversion to VoIP services;
•$0.3 million decrease from the magicJack segment due to lower carrier charges, reduced salary costs from restructuring, and lower professional services and depreciation; and
•$0.3 million decrease from the UOL segment due to lower telecom costs due to declines in internet access subscribers in addition to discontinuing telecom resale services.
Cost of goods sold
The decrease in cost of goods sold during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the following:
•$3.2 million decrease from the Corporate and All Other category primarily driven by a $3.1 million decrease from the deconsolidation of Nogin in the prior year quarter;
•$0.7 million decrease from the Marconi Wireless segment driven by lower product costs resulting from a decrease in the quantity of phones sold;
•$0.5 million decrease from the Consumer Products segment due to improved product margins driven by price increases and a favorable shift in product mix toward higher margin products, partially offset by higher inventory reserve charges recorded in the prior year quarter; and
•$0.1 million decrease from the magicJack segment due to lower hardware-related costs resulting from a decline in product sales, partially offset by an increase in shipping and freight costs.

Selling, general and administrative expenses
Selling, general and administrative expenses during the three months ended March 31, 2026 and 2025 were comprised of the following:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$34,159	25.5%	$37,349	22.2%	$(3,190)	(8.5)%
Wealth Management segment	36,191	26.9%	45,554	27.2%	(9,363)	(20.6)%
Lingo segment	13,363	9.9%	13,990	8.4%	(627)	(4.5)%
magicJack segment	2,543	1.9%	2,861	1.7%	(318)	(11.1)%
Marconi Wireless segment	1,714	1.3%	2,264	1.4%	(550)	(24.3)%
UOL segment	453	0.3%	605	0.4%	(152)	(25.1)%
Consumer Products segment	15,578	11.6%	15,615	9.3%	(37)	(0.2)%
Corporate and All Other	30,347	22.6%	49,150	29.4%	(18,803)	(38.3)%
Total selling, general & administrative expenses	$134,348	100.0%	$167,388	100.0%	$(33,040)	(19.7)%
Capital Markets

The decrease in selling, general and administrative expenses in the Capital Markets segment during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the following:

•$6.8 million decrease in other selling, general and administrative expenses primarily due to lower corporate allocations, the absence of non-recurring charges incurred in the prior period, lower bad debt expense reflecting a reserve established in the prior period that was not repeated, and higher transaction costs in the prior period related to a carve-out that did not recur;

•$0.4 million decrease in depreciation and amortization due to the expiration of an office lease during the current period, resulting in no further amortization for that location;

•$0.4 million decrease in occupancy-related costs primarily due to the expiration of two office leases during the period, generating combined savings, partially offset by moving costs incurred in connection with office relocations during the current period; partially offset by

•$4.5 million increase in employee compensation and benefits driven by higher primary commissions resulting from increased investment banking revenues during the period.
Wealth Management
The decrease in selling, general and administrative expenses in the Wealth Management segment during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the sale of a portion of the Company’s wealth management business to Stifel in April 2025 and the departure of advisors and support staff. The decrease was driven by the following:
•$4.8 million decrease in other selling, general and administrative expenses;
•$2.5 million decrease in employee compensation and benefits, partially offset by bonus accruals related to APLD VRT and unrealized carried interest;
•$1.3 million decrease in occupancy-related costs;
•$0.6 million decrease in depreciation and amortization; and
•$0.2 million decrease in professional services primarily due to fewer legal cases and related consulting fees.

Lingo
The decrease in selling, general and administrative expenses in the Lingo segment during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the following:
•$0.2 million decrease in employee compensation and benefits primarily due to lower salaries from a reduction in force, partially offset by higher allocated personnel costs from affiliates;

•$0.2 million decrease in professional services primarily due to lower audit-related costs and legal fees;

•$0.2 million decrease in occupancy-related costs primarily due to reduced software and computer-related expenses following the reduction in force; and

•$0.1 million decrease in depreciation and amortization primarily due to certain software assets becoming fully amortized in 2025.
magicJack
The decrease in selling, general and administrative expenses in the magicJack segment during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the following:

•$0.2 million decrease in professional services primarily due to lower outside consulting costs from reduced allocations and decreased legal services activity; and

•$0.1 million decrease in other selling, general and administrative expenses primarily due to reduced headcount and outside consulting costs, partially offset by higher corporate cost allocations.
Marconi Wireless
The decrease in selling, general and administrative expenses in the Marconi Wireless segment during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the following:
•$0.4 million decrease in employee compensation and benefits primarily due to headcount reductions and severances paid in 2025 due to terminations; and

•$0.1 million decrease in occupancy-related costs primarily due to a reduction in chat services costs, reflecting lower third-party headcount following the Company’s completion of its platform migration in 2025.
UOL
The decrease in selling, general and administrative expenses in the UOL segment during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the following:
•$0.1 million decrease in employee compensation and benefits primarily due to reduction in headcount.
Consumer Products
The decrease in selling, general and administrative expenses in the Consumer Products segment during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the following:
•$0.6 million decrease in employee compensation and benefits primarily due to lower headcount as the Company continues to implement workforce reductions, which are expected to continue over the near term;
•$0.3 million decrease in depreciation and amortization primarily due to certain fixed assets becoming fully depreciated during the prior period; mostly offset by

•$0.5 million increase in professional services primarily due to legal fees incurred in connection with the Targus/FGI Credit Agreement and higher audit fees during the current period; and

•$0.2 million increase in other selling, general and administrative expenses primarily due to higher personnel costs within the Global Sourcing Group; and

•$0.1 million increase in occupancy-related costs primarily due to higher IT costs incurred in connection with the Company’s ERP system implementation during the current period.
Corporate and All Other
The decrease in selling, general and administrative expenses in the Corporate and All Other category during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the following:
•$8.4 million decrease due to the deconsolidation of Nogin in the prior year quarter;
•$4.8 million decrease due to the sale of Atlantic Coast Recycling;
•$3.9 million decrease in other selling, general and administrative expenses driven primarily by an impairment of a loan receivable, costs associated with the merger of B. Riley Securities Holdings, Inc. with a shell corporation, and losses on the extinguishment of debt recognized in the prior year quarter;
•$1.6 million decrease in employee compensation and benefits primarily driven by decreases in employee compensation and occupancy-related costs at bebe due to a reduction in store count, and decreases at Corporate due to lower share-based compensation expense resulting from the vesting of previously granted shares with no new grants issued, and a reduction in headcount; partially offset by
•$0.7 million increase in professional services driven by higher spend on audit and accounting services.
Other Income (Expense). Other income included interest income of $0.4 million and $1.5 million during the three months ended March 31, 2026 and 2025, respectively. Dividend income was $0.7 million during the three months ended March 31, 2026 compared to $0.1 million during the three months ended March 31, 2025.
Realized and unrealized (losses) gains on investments was a gain of $105.1 million during the three months ended March 31, 2026 compared to a loss of $14.5 million during the three months ended March 31, 2025, which is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Three Months Ended March 31,
	2026	2025
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$99,141	$(11,488)
Babcock & Wilcox Enterprises, Inc. - preferred stock	—	(462)
Double Down Interactive Co., Ltd - common stock	(680)	(2,077)
Applied Digital Corporation - common stock	1,400	—
Other public equities	6,690	(208)
Subtotal	106,551	(14,235)

Private Equity Securities:
Other private equities	(591)	(1,622)
Subtotal	(591)	(1,622)

Corporate bonds	(860)	1,357
Total	$105,100	$(14,500)

The favorable variance of $119.6 million was primarily due to a $110.6 million change in realized and unrealized gains on B&W common stock, driven by an increase in the company’s public share price during the period.
Other income (expense) also includes changes in the fair value of financial and other instruments reflecting a loss of $4.4 million during the three months ended March 31, 2026 primarily related to unrealized losses on liability-classified warrants.
Gain on sale and deconsolidation of businesses of $80.8 million during the three months ended March 31, 2025 was primarily related to $52.4 million net gain on the sale of Atlantic Coast Recycling, as more fully discussed in Note 4 - Discontinued Operations and Assets Held For Sale, and $28.4 million related to the deconsolidation of Nogin.
Gain on senior note exchange was $10.5 million during the three months ended March 31, 2025 related to private transactions with institutional investors whereby senior notes were exchanged for new notes bearing interest at 8.00% due in 2028, as more fully discussed in Note 15 - Senior Notes Payable.
Income from equity investments was $1.3 million during the three months ended March 31, 2026, compared to a loss of $(0.6) million during the three months ended March 31, 2025.
Gain on extinguishment of debt during the three months ended March 31, 2026 was $2.9 million due to Section 3(a)(9) exchanges, compared to a loss of $10.4 million during the three months ended March 31, 2025 due to amendments to credit agreements with Oaktree, Nomura, and BRPI Acquisition Co LLC (“BRPAC”), as more fully discussed in Note 14 - Term Loans and Revolving Credit Facility.
Interest expense was $19.8 million during the three months ended March 31, 2026, compared to $30.0 million during the three months ended March 31, 2025. The decreases in interest expense primarily consisted of $10.0 million from Corporate and All Other primarily due to lower debt balances.
(Provision for) benefit from income taxes. (Provision for) benefit from income taxes was $(16.9) million during the three months ended March 31, 2026, compared to $3.0 million during the three months ended March 31, 2025. The effective income tax rate was 7.1% for the three months ended March 31, 2026, as compared to 13.2% for the three months ended March 31, 2025.

Income From Discontinued Operations, Net Of Income Taxes. On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner Advisory & Capital Group, LLC (“GlassRatner”) and B. Riley Farber Advisory Inc. (“Farber”), and their results have been presented as discontinued operations for the three months ended March 31, 2025. Income from discontinued operations, net of tax, for GlassRatner and Farber was $3.4 million for the three months ended March 31, 2025. Refer to Note 4 -Discontinued Operations and Assets Held for Sale to the accompanying unaudited condensed consolidated financial statements for additional information.
Preferred Stock Dividends. Preferred stock dividends accrued were $2.0 million for the three months ended March 31, 2026 and 2025. On January 21, 2025, the Company announced that we had temporarily suspended dividends on our Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.

On April 30, 2026, the sixth quarterly Dividend Period (as defined in the applicable Certificate of Designation) for which dividends on our Series A Preferred Stock and Series B Preferred Stock have not been paid since the suspension occurred. See Note 27 – Subsequent Events.

Liquidity and Capital Resources
Our operations and debt obligations are funded through a combination of existing cash on hand, cash generated from operations, monetization of investments and asset sales, borrowings under our senior notes payable, term loans and credit facilities, other financing arrangements, and obligations under operating leases. The Company operates multiple business segments that provide sources of cash flow and operating income, which include a mix of businesses with recurring revenue models and transactional businesses with uneven cashflows. With our primary business in capital markets and investment banking, we have expertise in accessing public and private capital markets and in transacting investments and operating companies. We use our expertise to buy and sell assets and investments on our balance sheet and to access private and public capital, which are described in the 2026 activity summarized below.

During the three months ended March 31, 2026, the Company’s sources and uses of cash from investing, financing and operations included the following. The Company fully redeemed the $96.0 million of outstanding 5.50% Senior Notes due 2026 on the day prior to their maturity date. During the three months ended March 31, 2026, the Company completed a series of Section 3(a)(9) Exchanges with the Investor whereby the Company exchanged an aggregate principal amount of $36.1 million of senior notes which included (i) $11.0 million of the 5.50% Senior Notes due March 31, 2026, (ii) $11.4 million of the 6.50% Senior Notes due September 30, 2026, (iii) $2.7 million of the 5.00% Senior Notes due December 31, 2026, (iv) $5.6 million of the 6.00% Senior Notes due January 31, 2028, and (v) $5.4 million of the 5.25% Senior Notes due August 31, 2028 for an aggregate of 4,553,866 shares of the Company’s common stock. The Investor owns more than five percent of the Company’s common stock. Additionally, from our securities and investments owned we had net proceeds of approximately $8.6 million, which excludes certain trading activity related to broker dealer operations and approximately $8.4 million in net proceeds from loans receivable. Net cash provided by operating activities was $38.1 million inclusive of a balance sheet increase in Securities and other investments owned of $192.8 million in operating assets.

In the next 12 months, in addition to funding the Company’s operations, several debt obligations will be due including approximately $337.3 million in Senior Note maturities (RILYN in September 2026 and RILYG in December 2026) and a total of $16.0 million in term loan amortization payments. The Company also has approximately $11.4 million of obligations due under operating leases, along with operational expenditures and investment opportunities in the ordinary course of business. For additional information regarding our debt obligations and related agreements, refer to Note 14 - Term Loans and Revolving Credit Facility and Note 15 - Senior Notes Payable in the accompanying unaudited condensed consolidated financial statements. The Company expects capital expenditures to be less than $6.3 million for the next 12 months.

To fund the short-term obligations due in the next 12 months, management plans to use a combination of existing cash on hand, cash generated from continuing operations, proceeds from investment and assets sales, and public and private capital market options. As of March 31, 2026, the Company had $175.8 million of unrestricted cash and cash equivalents, $2.2 million of restricted cash, $639.7 million of securities and other investments owned, and $24.9 million of loans receivable, at fair value. Additionally, the Company will evaluate external sources of liquidity including public and private debt refinancing, bond swaps, buybacks or exchanges, and equity capital raises. Among many factors, the Company considers the timing of debt obligation payoffs, the cost of capital, and future value of assets when determining the sources used to fund debt obligations. We believe these liquidity sources provide sufficient cash resources to meet our debt obligation and operating cash flow requirements in the next 12 months.

Our long-term debt obligations beyond 12 months include approximately $569.9 million on Senior Notes, $268.0 million Senior Secured Second Lien Notes due 2028 and $62.5 million in Oaktree term loans maturing February 2028. Additionally, the Company’s term loan through Banc of California has $16.0 million annually in amortization payments due through maturity in January 2030 with approximately $24.1 million of obligations due under operating leases. The Company has $10.7 million outstanding through the revolving credit facility through FGI as of March 31, 2026, with a final maturity date of August 20, 2028. The Company expects capital expenditures to be less than $6.3 million annually.

The Company will fund long-term obligations beyond 12 months using the same tactics described in the short-term liquidity. Additionally, the Company will evaluate operating company sales as a source of long-term liquidity. As with short-term obligations, the Company considers many factors including timing of debt obligation payoffs, the cost of capital, and future value when determining the source used to fund debt obligations. As long-term capital planning is a continual process, the Company may also choose to address certain long-term capital and obligations over the next 12 months.

The Company’s debt structure as of March 31, 2026 included borrowings of $1.3 billion primarily comprised of $1.2 billion of Senior Notes and Senior Secured Second Lien Notes with varying maturity dates from September 30, 2026 through August 31, 2028, with fixed interest rates ranging from 5.00% to 8.00%. Additionally, we have $116.7 million in outstanding term loans borrowed pursuant to the Oaktree Capital Management, L.P. and BRPI Acquisition Co LLC (“BRPAC”) credit agreements, and $10.7 million of revolving credit facility under the Targus credit facility, which are all subject to variable rates. The Company is compliant with its debt obligation requirements and maintains processes to monitor ongoing compliance. For additional information regarding our debt obligations, covenant compliance, and related agreements, refer to Note 14 - Term Loans and Revolving Credit Facility and Note 15 - Senior Notes Payable in the accompanying unaudited condensed consolidated financial statements.

The Company believes it has sufficient excess liquidity to meet our short-term obligations within the next 12 months and will pursue capital market options to reduce long-term debt, extend maturities, or remix our capital structure when advantageous. There is no assurance on favorable refinancing terms, which will be subject to market conditions and our credit profile.

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the three months ended March 31, 2026, we did not pay any cash dividends on our common stock. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our board of directors.
Holders of Series A Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. As of March 31, 2026, dividends in arrears in respect of the Depositary Shares were $6.9 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.

Holders of Series B Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. As of March 31, 2026, dividends in arrears in respect of the Depositary Shares were $4.5 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.

On April 30, 2026, the sixth quarterly Dividend Period for which dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the January 21, 2025 suspension occurred. As a result, a “Preferred Dividend Default” has occurred under each Certificate of Designation. See Note 27 – Subsequent Events.
Our principal sources of liquidity to finance our business are our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$38,073	$184
Investing activities	8,333	59,181
Financing activities	(96,790)	(172,529)
Effect of foreign currency on cash	(871)	(465)
Net decrease in cash, cash equivalents and restricted cash	$(51,255)	$(113,629)
The increase of $37.9 million in net cash provided by operating activities in the first quarter of 2026 was primarily due to the following:
•An increase of $288.8 million in net income, net of non-cash items, partially offset by a $242.0 million decrease in cash flows from securities and other investments owned, primarily driven by increased investment activity in equity securities, with higher share prices also contributing to the period-over-period change.
•The increase in net income, net of non-cash items was also partially offset by $8.9 million of net working capital outflows, primarily driven by an increase in accounts receivable primarily due to an increase in investment banking receivables and an increase in securities borrowing activity, partially offset by cash inflows from securities sold, not yet purchased, reflecting net increases in short positions.
The decrease of $50.8 million in net cash provided by investing activities in the first quarter of 2026 was primarily due to the following:
•Proceeds of $68.9 million received from the sale of the Atlantic Coast Recycling business in the prior-year period with no comparable activity in the current period and a decrease in repayments of loans receivable of $18.3 million, partially offset by a decrease in purchases of loans receivable of $41.4 million. The cash flows from loans receivable were driven by the repayment of certain loans outstanding in the prior-year period that did not recur, offset by the addition of the XBP Americas, LLC facility and recovery of proceeds from the Conn’s, Inc. bankruptcy estate. Refer to Note 9 - Loans Receivable, at Fair Value in the accompanying unaudited condensed consolidated financial statements for further details.
The decrease of $75.7 million in net cash used in financing activities in the first quarter of 2026 was primarily due to the following:
•$211.2 million net decrease in debt proceeds and a $288.8 million net decrease in debt-related payments, primarily due to the absence of term loan issuances and related repayments that occurred in the prior-year period and did not recur in the current period, with lower cash paid for the redemption of senior notes also contributing to the decrease in payments.
Recent Accounting Standards
See Note 2(o) - Recent Accounting Standards to the accompanying unaudited condensed consolidated financial statements for recent accounting standards.
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
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of March 31, 2026 our disclosure controls and procedures were not effective at the reasonable assurance level because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our December 31, 2025 Form 10-K/A.
Changes in Internal Control Over Financial Reporting

Other than as set forth in Item 9A, “Controls and Procedures” of our December 31, 2025 Form 10-K/A, under “Remediation Efforts and Status,” there have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report, as of March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls

Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

In addition to the matters disclosed in “Note 26 – Commitments and Contingencies – (a) Legal Matters” in the accompanying unaudited condensed consolidated financial statements, the following material change to a pending legal proceeding against the Company is disclosed pursuant to Item 103 of Regulation S-K:

As previously disclosed, on February 14, 2025, a stockholder derivative complaint was filed by Michael Marchner in the Delaware Chancery Court on behalf of the Company and against the members of the Company’s Board of Directors. The complaint alleged that certain of the Company’s officers and the board of directors (i) breached their fiduciary duties related to the Company’s involvement with Mr. Kahn and subsequent legal issues, (ii) engaged in misconduct, and (iii) wasted corporate assets, including the approval of improper compensation. On March 30, 2026, the Court of Chancery dismissed the complaint in full. On April 29, 2026, Marchner filed an appeal to the Delaware Supreme Court.

In light of the significant factual issues to be resolved with respect to the asserted claims and other proceedings described above and uncertainties regarding unasserted claims described above, at the present time reasonably possible losses cannot be estimated with respect to the asserted and unasserted claims described in the preceding paragraphs.
Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2025. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K/A for the year ended December 31, 2025 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2026, the Company completed a series of Section 3(a)(9) Exchanges on February 6, 2026, February 27, 2026, March 10, 2026, March 13, 2026 and March 26, 2026 with the Investor whereby the Company issued an aggregate of 4,553,866 shares of its common stock in exchange for an aggregate of 440,086 units of 5.50% Senior Notes due 2026 (RILYK), 454,159 units of 6.50% Senior Notes due 2026 (RILYN), 107,306 units of 5.00% Senior Notes due 2026 (RILYG), 217,000 units of 5.25% Senior Notes due 2028 (RILYZ) and 225,000 units of 6.00% Senior Notes due 2028 (RILYT). The Investor owns more than five percent of the Company’s common stock. The shares of common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9), as the securities were exchanged for the Company’s senior notes with an existing security holder and no commission or other remuneration was paid for soliciting the exchange.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(a)Alan N. Forman, the Company’s Executive Vice President and General Counsel, will be retiring effective June 30, 2026. Mr. Forman’s retirement is not due to any disagreement with the Company concerning any matter relating to its operations, policies, or practices. The Company is grateful to Mr. Forman for his many years of service to the Company. Fred Knopf, who is currently Deputy General Counsel, will assume the role of General Counsel for the Company upon Mr. Forman’s retirement.

(b) None.

(c) During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

4.1	Eighth Supplemental Indenture, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 1, 2026.	8-K	3.3	1/2/2026

10.1	Amendment No. 4 to Credit Agreement among Registrant, BR Financial Holdings, LLC and Oaktree Fund Administration, LLC, dated as of January 14, 2026.	8-K	10.1	1/20/2026

10.2#	Amendment No. 1, dated as of January 15, 2026, to Amended and Restated Employment Agreement, by and between the Registrant and Alan N. Forman.	8-K	10.2	1/20/2026

10.3§	Tenth Amendment to Credit Agreement and Amendment to Security Agreement by and among Babcock & Wilcox Enterprises, Inc., the other entities listed in Schedule I thereto, the Registrant, the Lenders party thereto, and Axos Bank, dated as of February 25, 2026.	8-K	10.1	3/3/2026

10.4*	Third Amendment to Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California, dated as of April 8, 2026.

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
§	In accordance with Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have not been filed. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRC Group Holdings, Inc.

Date: May 7, 2026	By:	/s/ SCOTT YESSNER
	Name:	Scott Yessner
	Title:	Chief Financial Officer
(Principal Financial Officer)