Form 10-Q
period 2026-06-30
BRC Group Holdings, Inc.
filed 2026-08-06
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, there were 40,199,755 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BRC Group Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
BRC GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and par value)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents(1)	$154,112	$226,601
Restricted cash	1,530	2,676
Due from clearing brokers	31,706	51,000
Securities and other investments owned ($660,185 and $382,461 at fair value)(1)	723,715	446,843
Securities borrowed	206,717	114,937
Accounts receivable, net of allowance for credit losses of $6,209 and $6,108	61,382	55,473
Loans receivable, at fair value ($1,035 and $2,835 from related parties)	38,802	26,303
Equity investments	84,817	90,433
Prepaid expenses and other assets(1)	110,862	128,650
Operating lease right-of-use assets	38,476	32,109
Property and equipment, net	17,850	17,606
Goodwill	392,687	392,687
Other intangible assets, net	101,867	118,290
Deferred income taxes	794	763
Assets of discontinued operations (Note 4)	2,221	2,221
Total assets	$1,967,538	$1,706,592
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accounts payable	$35,475	$41,463
Accrued expenses and other liabilities ($797 and $6,400 at fair value)(1)	156,333	154,780
Deferred revenue	46,985	49,907
Deferred income taxes	4,642	4,109
Securities sold not yet purchased, at fair value	9,487	9,809
Securities loaned	189,192	97,321
Operating lease liabilities	46,307	40,902
Revolving credit facilities	31,316	6,638
Term loans, net	115,770	119,297
Senior notes payable, net	1,129,966	1,301,798
Liabilities of discontinued operations (Note 4)	830	830
Total liabilities	$1,766,303	$1,826,854

Commitments and contingencies (Note 26)

BRC Group Holdings, Inc. stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding and liquidation preference of $126,172 and $122,142	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 40,199,755 and 30,597,066 issued and outstanding	4	3
Additional paid-in capital	680,097	598,022
Accumulated deficit	(529,464)	(763,286)
Accumulated other comprehensive loss	(8,468)	(6,272)
Total BRC Group Holdings, Inc. stockholders’ equity (deficit)	142,169	(171,533)
Noncontrolling interests(1)	59,066	51,271
Total equity (deficit)	201,235	(120,262)
Total liabilities and equity (deficit)	$1,967,538	$1,706,592
(1) At June 30, 2026 and December 31, 2025 the balance sheet includes cash of $183 and $446, securities and other investments owned, at fair value of $713 and $682, prepaid and other expenses of $3,678 and $3,737, accrued expenses and other liabilities of $28 and $28, and noncontrolling interest of $3,939 and $4,192, respectively, of consolidated variable interest entities (see Note 3 - Variable Interest Entities).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Services and fees ($6,976 and $5,121 for the three months and $12,899 and $7,849 for the six months ended June 30, 2026 and 2025 from related parties, respectively)	$173,595	$145,772	$325,717	$304,611
Trading gains, net	12,874	27,680	157,935	11,509
Fair value adjustments on loans ($82 and $(992) for the three months and $56 and $(3,137) for the six months ended June 30, 2026 and 2025 from related parties, respectively)	4,245	800	10,790	(7,296)
Interest income - loans ($— and $475 for the three months and $— and $1,171 for the six months ended June 30, 2026 and 2025 from related parties, respectively)	2,171	3,853	3,885	7,049
Interest income - securities lending	1,632	2,124	2,883	2,964
Sale of goods	44,600	45,073	89,967	92,528
Total revenues	239,117	225,302	591,177	411,365
Operating expenses:
Direct cost of services	29,364	33,216	61,066	75,916
Cost of goods sold	31,361	35,113	63,726	71,846
Selling, general and administrative expenses	133,377	142,369	267,725	309,757
Restructuring charge (Note 18)	1,914	321	1,914	321
Impairment of tradename	4,000	1,500	4,000	1,500
Interest expense - Securities lending and loan participations sold	906	1,968	1,623	2,687
Total operating expenses	200,922	214,487	400,054	462,027
Operating income (loss)	38,195	10,815	191,123	(50,662)
Other income (expense):
Interest income	339	492	697	1,978
Dividend income	133	122	802	257
Realized and unrealized gains (losses) on investments	12,092	10,216	117,192	(4,284)
Change in fair value of financial instruments and other	1,546	11,884	(2,881)	12,806
Gain on sale and deconsolidation of businesses	—	5,372	—	86,213
Gain on senior note exchange	—	44,454	—	54,986
(Loss) income from equity investments	(5,459)	25,603	(4,133)	25,051
(Loss) gain on extinguishment of debt	(1,283)	(10,266)	1,607	(20,693)
Interest expense	(18,016)	(23,952)	(37,810)	(53,916)
Income from continuing operations before income taxes	27,547	74,740	266,597	51,736
Provision for income taxes	(5,950)	(3,053)	(22,841)	(11)
Income from continuing operations	21,597	71,687	243,756	51,725
Income from discontinued operations, net of income taxes	—	69,312	—	72,707
Net income	21,597	140,999	243,756	124,432
Net income (loss) attributable to noncontrolling interests	1,048	1,528	9,934	(5,064)
Net income attributable to BRC Group Holdings, Inc.	20,549	139,471	233,822	129,496
Preferred stock dividends	2,015	2,015	4,030	4,030
Net income available to common shareholders	$18,534	$137,456	$229,792	$125,466

Basic net income per common share:
Continuing operations	$0.49	$2.23	$6.59	$1.73
Discontinued operations	—	2.27	—	2.38
Basic income per common share	$0.49	$4.50	$6.59	$4.11
Diluted net income per common share:
Continuing operations	$0.45	$2.23	$6.47	$1.73
Discontinued operations	—	2.27	—	2.38
Diluted income per common share	$0.45	$4.50	$6.47	$4.11

Weighted average basic common shares outstanding	37,811,031	30,527,835	34,879,728	30,512,757
Weighted average diluted common shares outstanding	38,422,185	30,527,835	35,311,001	30,512,757
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$21,597	$140,999	$243,756	$124,432
Other comprehensive income (loss):
Change in cumulative translation adjustment	(1,319)	1,158	(2,196)	671
Other comprehensive (loss) income, net of tax	(1,319)	1,158	(2,196)	671
Total comprehensive income	20,278	142,157	241,560	125,103
Comprehensive income (loss) attributable to noncontrolling interests	1,048	1,528	9,934	(5,064)
Comprehensive income attributable to BRC Group Holdings, Inc.	$19,230	$140,629	$231,626	$130,167
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share and per share data)
For the Three Months Ended June 30, 2026 and 2025

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, April 1, 2026	4,563	$—	35,150,932	$4	$634,479	$(550,013)	$(7,149)	$59,011	$136,332
Common stock issued, in connection with redemption of Senior Notes	—	—	3,804,629	—	34,284	—	—	—	34,284
Common stock issued, in connection with the exercise of warrants	—	—	915,251	—	9,400	—	—	—	9,400
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	328,943	—	(929)	—	—	—	(929)
Share-based payments	—	—	—	—	2,863	—	—	—	2,863
Share-based payments in equity of subsidiary	—	—	—	—	—	—	—	365	365
Net income	—	—	—	—	—	20,549	—	1,048	21,597
Distributions to noncontrolling interests and other	—	—	—	—	—	—	—	(1,358)	(1,358)
Other comprehensive loss	—	—	—	—	—	—	(1,319)	—	(1,319)
Balance, June 30, 2026	4,563	$—	40,199,755	$4	$680,097	$(529,464)	$(8,468)	$59,066	$201,235

Balance, April 1, 2025	4,563	$—	30,497,066	$3	$591,207	$(1,080,971)	$(7,056)	$42,847	$(453,970)
Common stock issued, in connection with employment agreement	—	—	100,000	—	295	—	—	—	295
Warrants issued	—	—	—	—	737	—	—	—	737
Share-based payments	—	—	—	—	3,193	—	—	—	3,193
Share-based payments in equity of subsidiary	—	—	—	—	—	—	—	1,277	1,277
Dividend forfeitures on unvested equity awards	—	—	—	—	—	257	—	—	257
Net income	—	—	—	—	—	139,471	—	1,528	140,999
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,249)	(3,249)
Other comprehensive income	—	—	—	—	—	—	1,158	—	1,158
Balance, June 30, 2025	4,563	$—	30,597,066	$3	$595,432	$(941,243)	$(5,898)	$42,403	$(309,303)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For the Six Months Ended June 30, 2026 and 2025

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	4,563	$—	30,597,066	$3	$598,022	$(763,286)	$(6,272)	$51,271	$(120,262)
Common stock issued, in connection with redemption of Senior Notes	—	—	8,358,495	1	67,784	—	—	—	67,785
Common stock issued, in connection with the exercise of warrants	—	—	915,251	—	9,400	—	—	—	9,400
RSU equity awards reclassified from liability	—	—	—	—	2,589	—	—	—	2,589
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	328,943	—	(929)	—	—	—	(929)
Share-based payments	—	—	—	—	3,231	—	—	—	3,231
Share-based payments in equity of subsidiary	—	—	—	—	—	—	—	1,121	1,121
Vesting of shares in equity of subsidiary	—	—	—	—	—	—	—	(1,902)	(1,902)
Net income	—	—	—	—	—	233,822	—	9,934	243,756
Distributions to noncontrolling interests and other	—	—	—	—	—	—	—	(1,358)	(1,358)
Other comprehensive loss	—	—	—	—	—	—	(2,196)	—	(2,196)
Balance, June 30, 2026	4,563	$—	40,199,755	$4	$680,097	$(529,464)	$(8,468)	$59,066	$201,235

Balance, January 1, 2025	4,563	$—	30,499,931	$3	$589,387	$(1,070,996)	$(6,569)	$32,159	$(456,016)
Common stock issued, in connection with employment agreement	—	—	100,000	—	295	—	—	—	295
RSU equity awards reclassified to liability	—	—	—	—	(2,138)	—	—	—	(2,138)
Common stock forfeited	—	—	(2,865)	—	—	—	—	—	—
Warrants issued	—	—	—	—	1,600	—	—	—	1,600
Share-based payments	—	—	—	—	6,336	—	—	—	6,336
Share-based payments in equity of subsidiary	—	—	—	—	23	—	—	1,570	1,593
Vesting of shares in equity of subsidiary	—	—	—	—	(71)	—	—	—	(71)
Dividend forfeitures on unvested equity awards	—	—	—	—	—	257	—	—	257
Net income (loss)	—	—	—	—	—	129,496	—	(5,064)	124,432
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,249)	(3,249)
Common stock issuance in equity of subsidiary	—	—	—	—	—	—	—	1,575	1,575
Disposition from sale and deconsolidation of businesses	—	—	—	—	—	—	—	2,918	2,918
Initial consolidation of VIE	—	—	—	—	—	—	—	12,494	12,494
Other comprehensive income	—	—	—	—	—	—	671	—	671
Balance, June 30, 2025	4,563	$—	30,597,066	$3	$595,432	$(941,243)	$(5,898)	$42,403	$(309,303)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities(1):
Net income	$243,756	$124,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,137	18,798
Provision for losses on accounts receivable	873	1,614
Share-based compensation	5,666	8,606
Fair value and remeasurement adjustments ($(56) and $3,011 from related parties)	(6,461)	(6,789)
Non-cash interest and other (includes $— and $(268) from related parties)	3,516	6,584
Depreciation of rental merchandise	6,094	6,698
Net foreign currency losses (gains)	18	(481)
Loss (income) from equity investments	4,133	(25,051)
Dividends from equity investments	273	122
Deferred income taxes	502	9,100
Impairment of tradename	4,000	1,500
Gain on disposal of discontinued operations	—	(66,795)
Loss (gain) on sale or disposal of fixed assets and other	143	(1,147)
Gain on sale and deconsolidation of businesses	—	(86,213)
(Gain) loss on extinguishment of debt	(1,607)	20,693
Gain on senior note exchange	—	(54,986)
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	19,294	(14,668)
Securities and other investments owned	(278,602)	39,126
Securities borrowed	(91,780)	(29,298)
Accounts receivable	(6,784)	3,542
Prepaid expenses and other assets ($— and $3,373 from related parties)	11,080	6,728
Accounts payable, accrued expenses and other liabilities	2,005	(13,665)
Amounts due to/from related parties and partners	—	(2,290)
Securities sold not yet purchased	(322)	6,672
Deferred revenue	(2,922)	(4,609)
Securities loaned	91,871	26,402
Net cash provided by (used in) operating activities	19,883	(25,375)
Cash flows from investing activities(1):
Purchases of loans receivable ($— and $50,853 from related parties)	(44,192)	(66,650)
Repayments of loans receivable ($1,855 and $50,883 by related parties)	44,403	105,378
Proceeds from sale of loans receivable ($— and $6,611 from related parties)	—	10,415
Proceeds from loan participations sold	—	4,475
Proceeds from sale of business, net of cash sold and other	—	94,938
Purchases of property, equipment, and intangible assets	(2,241)	(9,148)
Proceeds from sale of property, equipment, intangible assets, and other	—	7,173

Distributions from equity investments	1,210	34,869
Purchases of equity and other investments	—	(6,621)
Consolidation of VIE	—	359
Proceeds from sale of discontinued operations, net of cash sold	—	114,032
Net cash (used in) provided by investing activities	(820)	289,220
Cash flows from financing activities(1):
Proceeds from revolving lines of credit	108,077	46,374
Repayment of revolving lines of credit	(83,399)	(50,627)
Proceeds from note payable	—	850
Repayment of notes payable and other	(592)	(13,138)
Repayment of term loans	(6,250)	(310,253)
Proceeds from term loans	—	235,550
Redemption of senior notes, net	(90,594)	(145,302)
Repurchases and payments on senior notes	(13,122)	—
Payment of debt issuance and offering costs	(441)	(11,253)
Payment of contingent consideration	—	(1,376)
Payment of employment taxes on vesting of restricted stock	(2,831)	—
Distributions to noncontrolling interests	(1,358)	(3,249)
Net cash used in financing activities	(90,510)	(252,424)
(Decrease) increase in cash, cash equivalents and restricted cash(1)	(71,447)	11,421
Effect of foreign currency on cash, cash equivalents and restricted cash(1)	(2,188)	546
Net (decrease) increase in cash, cash equivalents and restricted cash(1)	(73,635)	11,967
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	229,277	248,651
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	8,025
Cash, cash equivalents and restricted cash, beginning of period	229,277	256,676
Cash, cash equivalents and restricted cash from continuing operations, end of period	155,642	268,643
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash, end of period	$155,642	$268,643

Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the condensed consolidated balance sheets:
Cash and cash equivalents	$154,112	$267,388
Restricted cash	1,530	1,255
Total cash, cash equivalents and restricted cash	$155,642	$268,643

Supplemental disclosure of cash flow information:
Interest paid	$38,418	$55,011
Taxes paid	838	2,139

Supplemental disclosure of non-cash investing and financing activities:
Transfer of loans to held for sale from loans receivable at fair value	$—	$8,876
Issuance of common stock in equity of subsidiary	—	1,575
Issuance of warrants for term loan	—	7,860
Recognition of derivative liability for term loan springing maturity	797	—
Recognition of derivative liability for term loan exit fee	—	11,244
Disposition of noncontrolling interests through sale and deconsolidation of businesses	—	2,918
Capital from noncontrolling interest upon initial consolidation of VIE	—	12,494
Reclassification of restricted stock units from liability to equity	2,589	—
Reclassification of restricted stock units from equity to liability	—	2,138
Issuance of common stock in connection with redemption of senior notes	67,785	—
Issuance of warrants for senior notes	—	1,600
Settlement of warrant liability upon cashless exercise	9,400	—
Exchange of preferred stock investment for loan receivable	1,198	—
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
Liquidity and Capital Resources
For the six months ended June 30, 2026, the Company generated net income of $243,756. During the six months ended June 30, 2026, the Company fully redeemed the $95,991 of outstanding 5.50% Senior Notes due 2026 on March 30, 2026.

As discussed in more detail in Note 15 - Senior Notes Payable, during the six months ended June 30, 2026, the Company completed a series of exchanges in accordance with Section 3(a)(9) of the Securities Act of 1933 (“Section 3(a)(9) Exchanges”) with DBA Trading, LLC (the “Investor”) whereby the Company exchanged an aggregate principal amount of $69,054 of senior notes which included (i) $11,002 of the 5.50% Senior Notes which were due March 31, 2026, (ii) $36,133 of the 6.50% Senior Notes due September 30, 2026, (iii) $8,945 of the 5.00% Senior Notes due December 31, 2026, (iv) $6,383 of the 6.00% Senior Notes due January 31, 2028, and (v) $6,591 of the 5.25% Senior Notes due August 31, 2028 for an aggregate of 8,358,495 shares of the Company’s common stock. The Investor owns more than five percent of the Company’s common stock. Such senior notes were then cancelled or redeemed following each such Section 3(a)(9) Exchange.

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
A significant portion of Lingo’s revenues consists of reselling legacy Plain Old Telephone Services (“POTS”) copper lines from four major nationwide Incumbent Local Exchange Carriers (“ILECs”) to its customers. As ILECs have been decommissioning POTS lines and halting new POTS, there is a concentration of risk related to Lingo’s ability to attract new POTS customers which adversely affects Lingo’s financial condition, results of operations, and cash flows. To mitigate this, Lingo has made concerted efforts to transition POTS customers to alternative solutions offered by Lingo.
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
At June 30, 2026, the Company had concentrations in loans receivable at fair value that includes two loans to XBP Americas, LLC totaling $15,041, or 38.8% of total loans receivable, and one loan to Enovum NC-1 Venture, LLC, a subsidiary of a public AI Infrastructure company, totaling $19,794, or 51.0% of total loans receivable (see Note 9 - Loans Receivable, at Fair Value). Additionally, the Company had a concentration in securities and other investments owned at June 30, 2026 that includes investments in two publicly traded companies individually in the amounts of $386,996 or 53.5% and $80,040 or 11.1% of total securities and other investments owned (see Note 6 - Securities And Other Investments Owned And Securities Sold Not Yet Purchased).
(d) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
As of June 30, 2026 and December 31, 2025, restricted cash primarily consisted of cash held in escrow and cash collateral for leases and loans, which included amounts subject to Deposit Account Control Agreements with lenders in which the Company assigned the rights to the collateral accounts to the lenders.
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
NOTE 3 — VARIABLE INTEREST ENTITIES

On August 21, 2023, in connection with the Franchise Group, Inc. (“FRG”) take-private transaction, one of the Company’s subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Borrower”) entered into an amended and restated promissory note as discussed further in Note 9 - Loans Receivable, at Fair Value. The Company was not involved in the design of the Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Borrower that significantly impact the economics of the Borrower. Since the Company does not have the power to direct the activities of the Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Borrower. The promissory note is included in the “Loans receivable, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets and is a variable interest in accordance with the accounting guidance at December 31, 2025, and the maximum amount of loss exposure to the VIE on a fair value basis was $1,835. In February 2026, the Company collected proceeds in the amount of $1,855 from the sale of collateral related to the promissory note and does not expect to collect any further amounts. As such, there is no balance remaining for the promissory note that is included in Loans receivable, at fair value in the Company’s accompanying unaudited condensed consolidated balance sheets at June 30, 2026 and the promissory note is no longer a variable interest.

On April 14, 2026, the Company invested $750 in a Special Purpose Entity (“SPE”) that owns a publicly traded equity security. The SPE is managed by a third party that serves as the investment manager. The Company owns approximately 7% of the SPE in the form of a Class A membership interest in the limited liability company. The SPE governing documents do not provide any kick-out or participating rights. Since the Company does not have the power to direct the SPE’s activities, the Company is not the primary beneficiary and therefore does not consolidate the SPE. However, the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for its equity investment in the SPE under the fair value option. The Class A membership interest is included as an equity security at fair value in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheet at June 30, 2026 and is a variable interest in accordance with the accounting guidance. As of June 30, 2026, the maximum amount of loss exposure to the VIE was $1,294.
On May 26, 2026, a strategic asset company assigned a $20,000 advance under an existing facility with Enovum NC-1 Venture, LLC (“Enovum”), to the Company’s wholly owned subsidiary B. Riley Securities, Inc. (“BRS”) for consideration of $19,400, and Enovum issued a promissory note to BRS on the same economic terms as the original lender, as discussed further in Note 9 - Loans Receivable, at Fair Value. The Company determined that Enovum is a variable interest entity because its equity at risk is insufficient to finance its activities without additional subordinated financial support. Since the Company does not have the power to direct the activities of Enovum, the Company is not the primary beneficiary and therefore does not consolidate Enovum. The promissory note is included in the “Loans receivable, at fair value” line item in the accompanying unaudited condensed consolidated balance sheet at June 30, 2026 and is a variable interest in accordance with the accounting guidance. As of June 30, 2026, the maximum amount of loss exposure to the VIE on a fair value basis was $20,545.
The carrying amounts included in the Company’s accompanying unaudited condensed consolidated balance sheets related to variable interests in VIEs that were not consolidated are shown below.

	June 30, 2026	December 31, 2025
Securities and other investments owned, at fair value	$1,294	$—
Loans receivable, at fair value	19,794	17,294
Other assets	4,046	3,500
Maximum exposure to loss	$25,134	$20,794
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
On March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors (“ABC”), (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provided the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company no longer controls or owns the assets of Nogin or has any remaining or future obligations to Nogin’s creditors. The results of operations were deconsolidated on March 31, 2025 and are no longer reported in the Company’s financial statements after March 31, 2025. Management does not expect any recovery of the Company’s investment in Nogin. Subsequent to March 31, 2025, certain of Nogin’s creditors filed an involuntary petition for relief under chapter 7 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New York and an order for relief was entered to move the ABC to a liquidation. A gain of $28,411 was recognized during the six months ended June 30, 2025 from deconsolidation of Nogin, which is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying unaudited condensed consolidated statements of operations.
BRC Partners Opportunities Trust (“BRC Trust”)
BRC Trust was formed on January 6, 2025, for the purpose of transferring the assets and liabilities of BRC Partners Opportunity Fund, L.P., a Delaware limited partnership (“BRCPOF”), and liquidating the transferred net assets. BRCPOF transferred its assets and liabilities upon formation of the BRC Trust. The Company determined that the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights and substantially all of the activities are conducted on behalf of the Company and its related parties which own 13.3% and 58.2% (see Note 24 - Related Party Transactions), respectively, of the equity interest in the BRC Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidates the BRC Trust upon formation on January 6, 2025. Additionally, the BRC Trust does not meet the definition of a business and the initial consolidation of the BRC Trust did not result in a gain or loss upon initial consolidation.

The carrying amounts and classification of the assets, liabilities and noncontrolling interest of the BRC Trust as of June 30, 2026 and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$183	$446
Securities and other investments owned, at fair value	713	682
Prepaid expenses and other assets	3,678	3,737
Total assets	$4,574	$4,865

Liabilities
Accrued expenses and other liabilities	$28	$28
Total liabilities	$28	$28

Noncontrolling interest	$3,939	$4,192

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
NOTE 4 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held For Sale

Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel Financial Corp. (“Stifel”) for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26,037, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 23.6%, of total assets under management as of the close of the transaction. A gain of $5,372 was recognized during the three and six months ended June 30, 2025 from this sale, which is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying unaudited condensed consolidated statements of operations.

Atlantic Coast Recycling

On March 3, 2025, the Company, BR Financial Holdings, LLC (“BRFH”), B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included Atlantic Coast Recycling, LLC and Atlantic Coast Recycling of Ocean County, LLC entered into the Membership Interest Purchase Agreement (“MIPA”), whereby the interests owned by BRFH and the minority holders were sold to a third party in accordance with the terms of the MIPA on March 3, 2025. The interests were sold to the third party on March 3, 2025 for a purchase price of $102,478, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68,638 to the Company after adjustments for amounts allocated to noncontrolling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68,638 of cash proceeds received by the Company, approximately $22,610 was used to pay interest, fees, and principal on the Credit Facility entered into with Oaktree Capital Management L.P. (“Oaktree”) on February 26, 2025. A gain of $52,430 was recognized during the six months ended June 30, 2025 from this sale, which is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying unaudited condensed consolidated statements of operations.
Operating results from the sale of the Wealth Management business and Atlantic Coast Recycling businesses contributed to the operating incomes of the Wealth Management segment and Corporate and All Other category, respectively, for the six months ended June 30, 2025.

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
The major classes of assets and liabilities included in discontinued operations were as follows:

	June 30, 2026	December 31, 2025
Assets:
Prepaid expenses and other assets	$2,221	$2,221
Total assets	$2,221	$2,221

Liabilities:
Accrued expenses and other liabilities	$830	$830
Total liabilities	$830	$830

Revenues, expenses and income from discontinued operations for the three and six months ended June 30, 2025 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Revenues:
Services and fees	$19,465	$40,575
Operating expenses:
Selling, general and administrative expenses	16,592	34,205
Operating income	2,873	6,370
Other income:
Interest income	4	7
Gain on disposal of discontinued operations before income taxes	66,795	66,795
Income from discontinued operations before income taxes	69,672	73,172
Provision for income taxes	(360)	(465)
Income from discontinued operations, net of income taxes	$69,312	$72,707
Cash flows from discontinued operations were as follows:

Six Months Ended
June 30, 2025
Net cash from discontinued operations provided by (used in):
Operating activities	$22,022
Investing activities	114,032
Financing activities	(144,581)
Effect of foreign currency on cash	502
Net decrease in cash and cash equivalents	$(8,025)
Supplemental disclosures from cash flows were as follows:

Six Months Ended
June 30, 2025
Interest paid - Continuing Operations	$55,011
Interest paid - Discontinued Operations	—
Interest paid - Total	$55,011
Taxes paid - Continuing Operations	$2,139
Taxes paid - Discontinued Operations	—
Taxes paid - Total	$2,139

NOTE 5 — FAIR VALUE MEASUREMENTS
The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2026 Using
	Fair value as of June 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$541,444	$432,120	$276	$109,048
Partnership interests and other investments	83,026	—	—	83,026
Corporate bonds	28,166	—	28,166	—
Other fixed income securities	5,175	4,973	202	—
Total securities and other investments owned	657,811	437,093	28,644	192,074
Loans receivable, at fair value	38,802	—	—	38,802
Total assets measured at fair value	$696,613	$437,093	$28,644	$230,876

Liabilities:
Securities sold not yet purchased:
Equity securities	$8,894	$8,593	$301	$—
Corporate bonds	593	—	593	—
Total securities sold not yet purchased	9,487	8,593	894	—
Embedded derivatives, included in accrued expenses and other liabilities	797	—	—	797
Total liabilities measured at fair value	$10,284	$8,593	$894	$797

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2025 Using
	Fair value at December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$304,422	$233,199	$—	$71,223
Partnership interests and other investments	40,082	—	—	40,082
Corporate bonds	31,751	—	31,751	—
Other fixed income securities	4,373	2,957	1,416	—
Total securities and other investments owned	380,628	236,156	33,167	111,305
Loans receivable, at fair value	26,303	—	—	26,303
Total assets measured at fair value	$406,931	$236,156	$33,167	$137,608

Liabilities:
Securities sold not yet purchased:
Equity securities	$9,342	$9,342	$—	$—
Corporate bonds	467	—	467	—
Total securities sold not yet purchased	9,809	9,342	467	—
Liability-classified warrants	6,400	—	—	6,400
Total liabilities measured at fair value	$16,209	$9,342	$467	$6,400
As of June 30, 2026 and December 31, 2025, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $230,876 and $137,608, respectively, or 11.7% and 8.1%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The fair value for individual Level 3 financial assets and liabilities have various financial inputs which include multiple of sales, multiple of EBITDA and indexes, the market price of related securities, annualized volatility, carried interest %, discount rates, recovery rates and expected term inputs that may change at each reporting period and result in an increase or decrease in the valuation of Level 3 financial assets and liabilities.

The following tables summarize the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of June 30, 2026 and December 31, 2025:

	Fair value at June 30, 2026	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$28,087	Market approach	Multiple of EBITDA and indexes	1.8x - 7.3x	4.3x
			Multiple of sales	0.7x - 8.5x	2.2x
			Market price of related security	$10.32 - $12.01	$10.70
	80,040	Monte Carlo simulation	Annualized volatility	120.0%	120.0%
	921	Option pricing model	Annualized volatility	50.0% - 110.0%	52.0%
Partnership interests and other investments	83,026	Market approach	Carried interest sharing	15.0% - 46.3%	33.1%

Loans receivable at fair value	38,802	Discounted cash flow	Discount rate	6.8% - 93.7%	36.0%
			Recovery rate	35.9%	35.9%
Total level 3 assets measured at fair value	$230,876

Liabilities:
Embedded derivatives, included in accrued expenses and other liabilities	$797	Discounted cash flow	Discount rate	15.9%	15.9%
		Monte Carlo simulation	Annualized volatility	95.0% - 100.0%	97.5%
Total level 3 liabilities measured at fair value	$797
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.

	Fair value at December 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$25,572	Market approach	Multiple of sales	0.7x - 6.0x	2.3x
			Market price of related security	$2.14 - $12.01	$10.97
	43,101	Monte Carlo simulation	Annualized volatility	120.0% - 148.0%	121.0%
	2,550	Option pricing model	Annualized volatility	46.0% - 115.0%	57.0%
Partnership interests and other investments	40,082	Market approach	Discount rate	—% - 3.5%	0.5%
			Market price of related security	$421.00	$421.00
Loans receivable at fair value	24,468	Discounted cash flow	Discount rate	6.8% - 56.5%	21.0%
	1,835	Market approach	Market price of related security	$8.56	$8.56
Total Level 3 assets measured at fair value	$137,608

Liabilities:
Liability-classified warrants	$6,400	Monte Carlo simulation and Black-Scholes option pricing model	Annualized volatility	85.0%	85.0%
			Discount for lack of marketability	14.7%	14.7%
Total Level 3 liabilities measured at fair value	$6,400
(1) Unobservable inputs were weighted by the relative fair value of the financial instruments.

The changes in Level 3 fair value hierarchy during the three months ended June 30, 2026 and 2025 were as follows:

	Equity Securities	Partnership Interests And Other Investments	Loans Receivable at Fair Value	Contingent Consideration	Liability-Classified Warrants(4)	Embedded Derivatives
Three Months Ended June 30, 2026
Level 3 balance at beginning of period	$30,455	$52,650	$24,927	$—	$11,080	$—
Fair value adjustments(1)	8,018	—	4,245	—	4,730	797
Relating to undistributed earnings	—	30,376	233	—	—	—
Purchases/originations	225,749	—	24,097	—	—	—
Settlements/repayments	(155,174)	—	(14,700)	—	(15,810)	—
Level 3 balance at end of period	$109,048	$83,026	$38,802	$—	$—	$797

Change in unrealized gains (losses)(2)	$8,552	$—	$2,315	$—	$—	$(797)

Three Months Ended June 30, 2025
Level 3 balance at beginning of period	$27,530	$—	$98,596	$4,593	$5,160	$14,593
Fair value adjustments(3)	197	1,029	799	63	(1,000)	(11,468)
Purchases/originations	24,998	—	624	—	—	—
Sales	—	—	(3,575)	—	—	—
Settlements/repayments	(24,999)	—	(47,464)	(48)	—	(3,125)
Level 3 balance at end of period	$27,726	$1,029	$48,980	$4,608	$4,160	$—

Change in unrealized gains (losses)(2)	$197	$1,029	$799	$(63)	$1,000	$11,468

(1)
Fair value adjustments during the three months ended June 30, 2026 include the following: $8,018 of realized and unrealized gains (losses) on equity securities is comprised of $4,946 included in “Trading gains, net” and $3,072 included in “Realized and unrealized gains (losses) on investments”, $30,376 of fees from investment income that has not yet been distributed from investment funds, $4,245 of fair value adjustments on loans included in “Fair value adjustments on loans”, $4,730 of realized losses related to liability-classified warrants included in “Change in fair value of financial instruments and other” line items in the accompanying unaudited condensed consolidated statements of operations.

(2)	For the three months ended June 30, 2026 and 2025, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
(3)
Fair value adjustments during the three months ended June 30, 2025 include the following: $197 of realized and unrealized gains (losses) on equity securities comprised of $(92) included in “Trading gains, net” and $289 included in “Realized and unrealized gains (losses) on investments”, $799 of fair value adjustments on loans included in “Fair value adjustments on loans”, $1,029 of realized and unrealized gains related to other assets which is comprised of $902 recorded to “Trading gains, net” and $127 recorded to “Realized and unrealized gains (losses) on investments”, $(63) of realized and unrealized losses related to contingent consideration included in “Selling, general and administrative expenses”, $1,000 of unrealized gains related to liability-classified warrants included in “Change in fair value of financial instruments and other”, and $11,468 of unrealized gains related to embedded derivatives included in “Change in fair value of financial instruments and other” line items in the accompanying unaudited condensed consolidated statements of operations.

(4)
On May 28, 2026, immediately prior to exercise, the Oaktree Warrants were remeasured to fair value, resulting in a fair value of $15,810. This fair value represents the final measurement of the warrant liability immediately prior to settlement and does not reflect the subsequent gain recognized upon settlement of the Oaktree Warrants (see Note 22 – Stockholders’ Equity).

The changes in Level 3 fair value hierarchy during the six months ended June 30, 2026 and 2025 were as follows:

	Equity Securities	Partnership Interests And Other Investments	Loans Receivable at Fair Value	Contingent Consideration	Liability-Classified Warrants	Embedded Derivatives
Six Months Ended June 30, 2026
Level 3 balance at beginning of period	$71,223	$40,082	$26,303	$—	$6,400	$—
Fair value adjustments(1)	5,969	—	10,790	—	9,410	797
Relating to undistributed earnings	—	42,944	717	—	—	—
Purchases/originations	375,751	—	44,197	—	—	—
Settlements/repayments	(343,895)	—	(43,205)	—	(15,810)	—
Level 3 balance at end of period	$109,048	$83,026	$38,802	$—	$—	$797

Change in unrealized gains (losses)(2)	$6,552	$—	$2,170	$—	$—	$(797)

Six Months Ended June 30, 2025
Level 3 balance at beginning of period	$40,516	$—	$90,103	$4,538	$—	$—
Fair value adjustments(3)	(3,648)	1,029	(7,296)	166	(3,700)	(8,119)
Purchases/originations	25,867	—	58,632	—	7,860	11,244
Sales	(10,000)	—	(10,415)	—	—	—
Settlements/repayments	(25,009)	—	(82,044)	(96)	—	(3,125)
Level 3 balance at end of period	$27,726	$1,029	$48,980	$4,608	$4,160	$—

Change in unrealized gains (losses)(2)	$(3,648)	$1,029	$(8,834)	$(166)	$3,700	$8,119

(1)
Fair value adjustments during the six months ended June 30, 2026 include the following: $5,969 of realized and unrealized gains (losses) on equity securities comprised of $4,021 included in “Trading gains, net” and $1,948 of “Realized and unrealized gains (losses) on investments”, $42,944 of fees from investment income that has not yet been distributed from investment funds, $2,170 of fair value adjustments on loans included in “Fair value adjustments on loans”, $9,410 of realized losses related to liability-classified warrants included in “Change in fair value of financial instruments and other” line items in the accompanying unaudited condensed consolidated statements of operations.

(2)	For the six months ended June 30, 2026 and 2025, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
(3)
Fair value adjustments during the six months ended June 30, 2025 include the following: $(3,648) of realized and unrealized gains (losses) on equity securities comprised of $(1,174) included in “Trading gains, net” and $(2,474) of “Realized and unrealized gains (losses) on investments”, $(7,296) of fair value adjustments on loans included in “Fair value adjustments on loans”, $1,029 of realized and unrealized gains related to other assets which is comprised of $902 recorded to “Trading gains (losses), net” and $127 recorded to “Realized and unrealized gains (losses) on investments”, $(166) of realized and unrealized losses related to contingent consideration included in “Selling, general and administrative expenses”, $3,700 of unrealized gains related to liability-classified warrants included in “Change in fair value of financial instruments and other”, and $8,119 of unrealized gains related to embedded derivatives included in “Change in fair value of financial instruments and other” line items in the accompanying unaudited condensed consolidated statements of operations.

Partnership and investment fund interests valued at NAV were $2,374 and $1,833 as of June 30, 2026 and December 31, 2025, respectively.
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
As of June 30, 2026 and December 31, 2025, the Company determined that the fair value of the Written Put liability was de minimis due to its discount to market prices being advantageous to the Company, and no liability or changes in earnings were recorded on the accompanying unaudited condensed consolidated balance sheets or accompanying unaudited condensed consolidated statements of operations. The Company holds the Written Puts as investments to advantageously monetize the underlying stock and provide capital raising activities for customers. The Company’s exposure is driven primarily by movements in the Issuer’s common stock price, the put writer’s credit by assumptions regarding the likelihood and timing of exercise and the April 2026 agreement which was amended to allow for the Issuer’s creditor to exercise the Written Put upon the Issuer’s Event of Default under the terms of its credit agreement. The amendment had a de minimis impact on the fair value of the Written Put.
Assets and Liabilities Not Measured at Fair Value
The carrying amounts reported in the unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facilities	Level 2	$31,316	$31,104	$6,638	$6,638
Term loans, net	Level 2	$115,770	$121,906	$119,297	$120,931
Senior notes payable	Level 2	$871,036	$734,696	$1,033,782	$681,890
New Notes payable	Level 3	$258,930	$202,511	$268,016	$166,796
The fair value of the Company's revolving credit facilities and term loans was estimated using a discounted cash flow approach, whereby contractual cash flows were discounted using current market interest rates and applicable credit spreads. The Company used a market approach for estimating the fair value of senior notes payable as they are listed and actively traded on the Nasdaq with sufficient frequency and volume to utilize quoted market prices. The fair value of the Company’s New Notes payable was estimated using a discounted cash flow approach, whereby contractual cash flows were discounted using a credit spread based on significant unobservable inputs, including the Company's estimated cost of borrowing of approximately 15.0%.
Nonrecurring Fair Value Measurement
The following table presents the carrying amounts of equity securities valued under the measurement alternative that were still held as of the balance sheet date for which a nonrecurring fair value measurement was recorded during the period:

	Fair Value	Level 2	Level 3
As of June 30, 2026
Non-marketable equity securities measured using the measurement alternative	$17,284	$17,284	$—

As of December 31, 2025
Non-marketable equity securities measured using the measurement alternative	$13,867	$13,739	$128

NOTE 6 — SECURITIES AND OTHER INVESTMENTS OWNED AND SECURITIES SOLD NOT YET PURCHASED
The Company’s securities and other investments owned and securities sold not yet purchased consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Securities and other investments owned:
Securities and other investments owned at fair value:
Equity securities	$541,444	$304,422
Partnership interests and other investments	83,026	40,082
Corporate bonds	28,166	31,751
Other fixed income securities	5,175	4,373
Total securities and other investments owned at fair value	657,811	380,628
Partnership interests and other investments at net asset value	2,374	1,833
Equity securities valued under the measurement alternative	63,530	64,382
Total securities and other investments owned	$723,715	$446,843

Securities sold not yet purchased, at fair value:
Equity securities	$8,894	$9,342
Corporate bonds	593	467
Total securities sold not yet purchased, at fair value	$9,487	$9,809
Unrealized gains (losses) on equity securities held at June 30, 2026 include unrealized gains of $2,404 and $2,855 for the three months ended June 30, 2026 and 2025 respectively, and unrealized gains (losses) of $98,394 and $(13,127) for the six months ended June 30, 2026 and 2025, respectively, which is included in the “Realized and unrealized gains (losses) on investments” line item on the accompanying unaudited condensed consolidated statements of operations.
The following table presents the related adjustments recorded during the three and six months ended June 30, 2026 and 2025 for equity securities measured under the measurement alternative and for those securities with observable price changes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Upward carrying value changes(1)	$1,415	—	$1,415	1,732
Downward carrying value changes/impairment(2)	$(1,400)	—	$(2,268)	(592)

_________________________
(1)The cumulative upward carrying value changes between September 6, 2019 and June 30, 2026 were $12,533.
(2)The cumulative downward carrying value changes/impairment between September 6, 2019 and June 30, 2026 were $(13,553).
Certain equity securities investments in public and private companies are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. The Company accounts for these equity investments at fair value to provide management with a more relevant representation for evaluating risk, performance reporting, market conditions and economic events in earnings on a more timely basis and to provide reporting of the current value of those assets in the accompanying unaudited condensed consolidated balance sheets. The related summarized financial information included below for purposes of disclosure are presented a quarter in arrears where balance sheet amounts as of March 31, 2026 and September 30, 2025 correspond to amounts as of June 30, 2026 and December 31, 2025, respectively, and income statement amounts for the three and six months ended March 31, 2026 and 2025 correspond to amounts for the three and six months ended June 30, 2026 and 2025 of the Company, respectively.

Babcock and Wilcox Enterprises, Inc, Equity Investment
The Company owned a 19% and 25% voting interest in Babcock & Wilcox Enterprises, Inc. (“B&W”) as of June 30, 2026 and December 31, 2025, respectively, whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W:

	March 31, 2026	September 30, 2025
Current assets	$491,272	$479,733
Noncurrent assets	$266,573	$178,151
Current liabilities	$494,519	$400,985
Noncurrent liabilities	$435,421	$489,106
Deficit attributable to investee	$(172,095)	$(232,207)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues	$214,414	$181,194	$327,831	$247,470
Cost of revenues	$170,957	$141,133	$260,968	$183,176
Loss from continuing operations	$(79,622)	$(7,763)	$(96,313)	$(79,081)
Net loss	$(76,945)	$(21,989)	$(67,715)	$(85,010)
Net loss attributable to investees	$(76,945)	$(22,007)	$(67,715)	$(85,072)
As of June 30, 2026 and December 31, 2025, the fair value of the investment in B&W totaled $386,996 and $174,011, respectively, and is included in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.
Other Equity Investments
As of June 30, 2026, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor, and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in four private companies as of June 30, 2026 and December 31, 2025, respectively.
The following table contains summarized financial information for these companies:

	March 31, 2026	September 30, 2025
Current assets	$25,801	$23,491
Noncurrent assets	$149,585	$140,981
Current liabilities	$15,863	$22,988
Noncurrent liabilities	$81,680	$66,509
Equity attributable to investee	$77,843	$74,975

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2026	2025	2026	2025
Revenues	$20,039	$18,500	$35,576	$30,223
Cost of revenues	$2,847	$2,003	$6,003	$4,797
Net income attributable to investees	$1,391	$6,323	$3,698	$4,009
As of June 30, 2026 and December 31, 2025, the fair value of these investments totaled $19,903 and $19,835, respectively, and is included in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.
NOTE 7 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of June 30, 2026 and December 31, 2025:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of June 30, 2026
Securities borrowed	$206,717	$—	$206,717	$206,717	$—
Securities loaned	$189,192	$—	$189,192	$189,192	$—
As of December 31, 2025
Securities borrowed	$114,937	$—	$114,937	$119,872	$—
Securities loaned	$97,321	$—	$97,321	$89,142	$8,179
_________________________
(1)Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)Represents the fair value of collateral held/posted which is comprised of financial instruments.

The following table presents the contract value of securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties as of June 30, 2026 and December 31, 2025:

	Remaining contractual maturity -
	Overnight and continuous
	June 30, 2026	December 31, 2025
Securities lending transactions:
Corporate securities - fixed income	$277	$305
Equity securities	206,440	114,632
Total securities borrowed	$206,717	$114,937

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

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Such expense is incurred from equity and fixed income securities that are loaned to the Company and totaled $906 and $1,968 during the three months ended June 30, 2026 and 2025, respectively, and $1,623 and $2,687 during the six months ended June 30, 2026 and 2025, respectively.
NOTE 8 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, from revenue from contracts with customers include the following:

	June 30, 2026	December 31, 2025
Accounts receivable	$52,180	$52,631
Investment banking fees, commissions and other receivables	15,411	8,950
Total accounts receivable	67,591	61,581
Allowance for credit losses	(6,209)	(6,108)
Accounts receivable, net	$61,382	$55,473
Additions and changes to the allowance for credit losses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$6,450	$5,343	$6,108	$6,100
Changes to reserve	517	831	873	1,614
Other adjustments and write-offs	(758)	(152)	(772)	(1,675)
Recoveries	—	—	—	(17)
Balance, end of period	$6,209	$6,022	$6,209	$6,022

NOTE 9 — LOANS RECEIVABLE, AT FAIR VALUE
Loans receivable consist of the following:

		At Fair Value		Outstanding Principal Balance, Net of Discounts		Outstanding Principal Balance in Excess of Fair Value
	Maturity	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	Dates	2026	2025	2026	2025	2026	2025
Related Party Loans Receivable:
Vintage Capital Management, LLC	December 2027	n/a	$1,835	n/a	$224,968	n/a	$223,133
Conn’s, Inc.	February 2027	n/a	—	n/a	70,425	n/a	70,425
Torticity, LLC	November 2026	—	—	16,333	16,333	16,333	16,333
Other related party loans	Various through August 2027	1,035	1,000	1,164	1,164	129	164
Total related party loans receivable		1,035	2,835	17,497	312,890	16,462	310,055

XBP Americas, LLC	September 2026	15,041	21,415	15,164	21,731	123	316
Norlin EV Limited	December 2025	n/a	10	n/a	1,233	n/a	1,223
Enovum NC-1 Venture, LLC, a subsidiary of a public AI Infrastructure company	August 2026	19,794	—	20,000	—	206	—
Other loans receivable	Various	2,932	2,043	8,844	7,845	5,912	5,802
Total loans receivable		$38,802	$26,303	$61,505	$343,699	$22,703	$317,396
The Company has elected to measure loans at fair value to provide management with a more relevant representation for evaluating risk, performance reporting, market conditions and economic events in earnings on a more timely basis and to provide reporting of the current value of those assets in the accompanying unaudited condensed consolidated balance sheets. During the three months ended June 30, 2026 and 2025 the Company recorded realized and unrealized gains of $4,245 and $800, respectively, and net realized and unrealized gains and (losses) of $10,790 and $(7,296) during the six months ended June 30, 2026 and 2025, respectively, on loans receivable at fair value. Net realized and unrealized gains and losses on loans receivable are reflected in the “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations.
Loans receivable at fair value on non-accrual and 90 days or greater past due was zero and $1,835, which represented approximately zero and 7.0% of total loans receivable at fair value as of June 30, 2026 and December 31, 2025, respectively. The principal balances of loans receivable on non-accrual and 90 days or greater past due was $21,276 and $320,285 as of June 30, 2026 and December 31, 2025, respectively.
Interest income for loans receivable on non-accrual and/or 90 days or greater past due is recognized separately from the “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations. The amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk was $2,155 and $800 during the three months ended June 30, 2026 and 2025, respectively, and $2,008 and $(7,296) for the six months ended June 30, 2026 and 2025, respectively. The gains or losses attributable to changes in instrument-specific risk were determined by management based on an estimate of the fair value change during the period specific to each loan receivable.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of June 30, 2026, the Company has outstanding limited guarantee arrangements with respect to B&W as further described in Note 26(b) - Babcock & Wilcox Commitments and Guarantees. In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. On June 18, 2025, an amendment was made to the Axos Guaranty, as defined in Note 26 - Commitments and Contingencies, whereby the Company’s obligations as guarantor were suspended until January 1, 2027. On February 25, 2026, the Axos Guaranty was terminated and is of no further force and effect as further discussed in Note 26 - Commitments and Contingencies - (b) Babcock & Wilcox Commitments and Guarantees.
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
On September 29, 2025, the SEC filed a complaint in the U.S. District Court for the District of New Jersey against Prophecy Asset Management LP (“Prophecy”), Prophecy’s CEO, and Mr. Kahn alleging violations of certain of the antifraud provisions of federal securities laws. On November 10, 2025, news reports and a court filing by the U.S. Attorney’s Office for the District of New Jersey indicated that the U.S. Attorney’s Office has charged Kahn with securities fraud in connection with his activities as a Prophecy sub-adviser. On December 10, 2025, Mr. Kahn pleaded guilty to one count of conspiracy to commit securities fraud. Mr. Kahn is awaiting sentencing.
In February 2026, the Company collected proceeds of $1,855 on the loan receivable from the sale of all of the collateral that the Company held for the Vintage loan. No additional collections are expected on the loan receivable.
Conn’s, Inc. Loan Receivable
On December 18, 2023, W.S. Badcock Corporation, a Florida corporation was sold by Freedom VCM to Conn’s, Inc. (“Conn’s”) whereby the Company loaned Conn’s $108,000 pursuant to the “Conn’s Term Loan” which bears interest at an aggregate rate per annum equal to the Term Secured Overnight Financing Rate (“SOFR”) Rate (as defined in the Conn’s Term Loan), subject to a 4.80% floor, plus a margin of 8.00% and matures on February 20, 2027. Future collection of the Conn’s loan receivable is expected to be paid from the sale of assets and servicing of a pool of consumer receivables that serve as collateral for the loan where the Company has a second lien on these assets.
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
The loan had a fair value of zero as of December 31, 2025, and was written off effective January 1, 2026. At the time of the write-off, Conn’s was no longer considered a related party of the Company. During the six months ended June 30, 2026, the Company recovered $8,600 of proceeds from the collateral for the loan receivable which is included in “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations.
Torticity, LLC Loan Receivable
On November 2, 2023, B. Riley Principal Investments, LLC (“BRPI”), a wholly owned subsidiary of the Company, along with other lenders, entered into a loan receivable with Torticity, LLC for an aggregate principal amount of $25,000, of which $15,000 was BRPI’s total principal commitment. On November 20, 2023, BRPI transferred the promissory note to B. Riley Commercial Capital, LLC (“BRCC”), another wholly owned subsidiary of the Company. The loan receivable bore interest at 15.00% per annum paid quarterly at 7.50% per annum in cash and 7.50% per annum payment-in-kind to be capitalized and added to the outstanding principal balance. Subsequent to December 31, 2024, there were amendments to the loan. However, the entire loan remained impaired with no fair value at June 30, 2026, and there has been no interest income on the loan receivable during the six months ended June 30, 2026 and all of 2025.
XBP Americas, LLC (formerly Exela Technologies, Inc. (“Exela”)) Loans Receivable
As of June 30, 2026, the Company had a loan receivable and an accounts receivable facility with XBP Americas, LLC (“XBP Americas”), with fair value balances of $9,430 and $5,611, respectively. As of December 31, 2025, the Company had a loan receivable, accounts receivable facility, and unsecured note with XBP Americas, with fair value balances of $15,459, $1,440, and $4,516, respectively.
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
Pursuant to the amended terms, the borrower is required to make a one-time prepayment of $1,250 on the earlier of (i) sixty days following the fourth and final Monthly Purchase and (ii) the third Business Day following the termination of the Exela AR Facility (as defined below) upon achievement of the applicable collections milestone, which was achieved in January 2026. In addition, commencing February 6, 2026, the borrower is required to make monthly principal payments of $1,000 on the fifth Business Day of each month until the loan is repaid in full. During the three and six months ended June 30, 2026, the borrower made $3,000 and $6,250 of such mandatory principal repayments.
As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the Exela Loan was $9,525 and $15,775 , respectively.
Exela AR Facility
On February 12, 2024, BR Exar, LLC (“BREL”), an affiliate of BRCC, entered into a receivables purchase agreement with Exela BR SPV, a subsidiary under common control with XBP Americas (as subsequently amended, the “Exela AR Facility”), pursuant to which BREL purchased certain existing receivables and future receivables until the achievement of a specified collection milestone. As of December 31, 2025, the Exela AR Facility had an outstanding balance of $1,440, which was repaid in full on January 12, 2026.
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
On January 21, 2026, BREL entered into an amended and restated receivables purchase agreement with certain subsidiaries of XBP Americas (including subsequent amendments, the “Amended Exela AR Facility”). On May 14, 2026, BREL entered into an amendment which increased the aggregate receivables to be purchased by $4,625, for a total amount of up to $24,625 of receivables.
In connection with the Amended Exela AR Facility, the Company provided total consideration of $22,623.
During the three and six months ended June 30, 2026, the Company collected $8,696 and $18,986 under the Amended Exela AR Facility, respectively, and as of June 30, 2026, $5,639 remained outstanding under the Amended Exela AR Facility.
Enovum Loan Receivable
On May 26, 2026, the Company purchased from a strategic asset company $20,000 of a Delayed Draw Term Loan Facility and Security Agreement to Enovum, a subsidiary of a public AI infrastructure company. Enovum received consideration of $19,400 and the Company received a Term Loan Note in the amount of $20,000, which included all of the existing rights and obligations of the original lender (the “Enovum Loan”). The Company funded the Enovum Loan on May 27, 2026.
This Loan bears interest at a rate of 9.50% per annum, which the borrower may elect to pay in cash or in kind, and steps down to 8.00% per annum upon the occurrence of a defined rate step down event with a maturity date of August 24, 2026, subject to a 30-day extension only upon the written agreement of the borrower, the Company, and the guarantor. In addition to principal and interest, the borrower is obligated to pay a minimum multiple on invested capital amount (the “MOIC”) at maturity, such that the aggregate payments to the Company on the advance are no less than 1.1 multiplied by the stated principal amount of the advance (excluding any original issue discount), or $22,000. The MOIC is not reduced by any prepayment of the loan.
The obligations under the Enovum Loan are guaranteed by another subsidiary of the public AI infrastructure company (the “Guarantor”) and secured by a first priority lien and security interest in all of the equity interests of an affiliate of the AI infrastructure company. The guaranty and the collateral are released upon the occurrence of a collateral step down event, defined as the date upon which an affiliate of Enovum obtains term loan B or other permanent financing in respect of the development of Enovum’s data center located in Madison, North Carolina.
As of June 30, 2026, the Enovum Loan had a fair value of $19,794 and an unpaid principal balance in excess of fair value of $206. The economic effects of the MOIC and the original issue discount are captured through the periodic remeasurement of the loan to fair value, with the resulting change reported in “Fair value adjustments on loans” in the accompanying unaudited condensed consolidated statements of operations.

NOTE 10 — EQUITY METHOD INVESTMENTS
Equity investments accounted for under the equity method of accounting consist of the following:

	June 30, 2026		December 31, 2025
	Percentage Ownership	Investment Balance	Percentage Ownership	Investment Balance
Investments accounted for under the equity method:
Great American Holdings, LLC	38.4%	$77,845	38.4%	$83,349
SW-B. Riley Retail Opportunity Fund	22.6%	6,972	22.6%	7,084
Total equity method investments		$84,817		$90,433
Equity investments that are accounted for under the equity method of accounting are included in the “Equity investments” line item in the accompanying unaudited condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees is included in the “(Loss) income from equity investments” line item in the accompanying unaudited condensed consolidated statements of operations.
The summarized financial information with respect to the equity method investments noted below for purposes of disclosure are presented a quarter in arrears whereas balance sheet and income statement amounts as of and for the quarter ended December 31, 2025 correspond to amounts as of and for the quarter ended June 30, 2026.
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
Based on the terms of the limited liability agreement, we recorded equity in the net (loss) income attributable to GA Holdings using the HLBV method of $(5,828) and $3,190 for the three months ended June 30, 2026 and 2025, respectively, and $(5,505) and $3,639 for the six months ended June 30, 2026 and 2025, respectively.

The following tables contain summarized financial information with respect to GA Holdings:

	March 31, 2026	September 30, 2025
Current assets	$42,101	$58,177
Noncurrent assets	$295,890	$283,238
Current liabilities	$22,609	$51,024
Noncurrent liabilities	$5,257	$518
Mezzanine equity - preferred units	$279,097	$279,097
Equity attributable to investee	$31,028	$10,776

	For the Three Months Ended March 31,		For the Six Months Ended March 31, 2026	Period from November 15, 2024 to March 31, 2025
	2026	2025
Revenue	$37,747	$37,062	$92,588	$58,736
Cost of revenue and expenses	$35,148	$33,044	$86,549	$51,228
Net income attributable to investee	$2,599	$4,018	$6,039	$7,508
GA Joann Retail Partnership, LLC (“Joann Retail”)
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
As of June 30, 2026, the Company’s investment in Joann Retail was zero as the Company had fully recovered its initial investment of $6,163 in Joann Retail during the second quarter of 2025. Prior to the recovery of the Company’s initial investment, the investment in Joann Retail was adjusted for the Company’s proportionate share of equity method income or losses and of cash distributions received. The Company received $1,210 and $30,420 in excess of the Company’s investment balance during the six months ended June 30, 2026 and 2025, and the distributions received in excess of the investment balance are recognized as other income and included in the “(Loss) income from equity investments” line item in the accompanying unaudited condensed consolidated statements of operations.
The following tables contain summarized financial information with respect to Joann Retail:

	March 31, 2026	September 30, 2025
Current assets	$17,754	$27,415
Current liabilities	$17,754	$27,415

	Three Months Ended	Period from February 27, 2025 to March 31, 2025	Six Months Ended	Period from February 27, 2025 to March 31, 2025
	March 31, 2026		March 31, 2026
Revenue	$2,671	$—	$9,254	$—
Cost of revenue and expenses	710	3,615	2,431	3,615
Net income (loss) attributed to investee	$1,961	$(3,615)	$6,823	$(3,615)
SW-B. Riley Retail Opportunity Fund (“SW-B. Retail”)
After the consolidation of BRC Trust as discussed in Note 3 - Variable Interest Entities and Note 16 - Noncontrolling Interests, the Company’s ownership percentage in SW-B. Retail is 22.6%. During the three months ended June 30, 2026 and 2025, the Company recorded equity method income of $87 and $86 respectively, and for the six months ended June 30, 2026 and 2025, the Company recorded equity method income (loss) of $161 and $(17) respectively.
NOTE 11 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	June 30, 2026	December 31, 2025
Inventory, net	$47,203	$48,020
Rental merchandise, net	12,063	13,372
Prepaid expenses	15,350	23,148
Unbilled receivables	2,180	2,727
Income tax receivable	9,759	18,673
Other receivables, net	14,157	12,394
Other assets	10,150	10,316
Prepaid expenses and other assets	$110,862	$128,650
Unbilled receivables represent amounts not yet billed to customers, consisting of mobile handsets and services provided but not yet billed in the Marconi Wireless segment, and hardware, installation, and usage services for customers in the Lingo segment. Other receivables primarily consist of interest receivables on loans and advances to financial advisors, net. Other assets primarily consist of deposits, contract costs and finance lease assets.
NOTE 12 — GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill at June 30, 2026 and December 31, 2025 was $392,687. Goodwill is comprised of $158,834 for the Capital Markets Segment, $37,334 for the Wealth Management Segment, $71,551 for the Lingo Segment, $106,461 for the magicJack Segment, $128 for the Marconi Wireless Segment, $15,727 for the UOL Segment, and $2,652 for the Corporate and All Other category. Goodwill is net of accumulated impairment losses of $137,445, of which $79,781 and $57,664 were recorded in the Consumer Products and Corporate and All Other category, respectively.

Intangible assets consisted of the following:

		As of June 30, 2026			As of December 31, 2025
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Intangibles, Net	Gross Carrying Value	Accumulated Amortization	Intangibles, Net
Amortizable assets:
Customer relationships	1 to 16	$240,780	$(158,627)	$82,153	$240,780	$(148,015)	$92,765
Domain names	7	170	(170)	—	170	(170)	—
Franchise rights and advertising relationships	8 to 10	755	(280)	475	755	(247)	508
Internally developed software and other intangibles	0.5 to 10	28,597	(26,895)	1,702	28,597	(26,116)	2,481
Trademarks	3 to 10	19,950	(13,013)	6,937	19,950	(12,014)	7,936
Total		290,252	(198,985)	91,267	290,252	(186,562)	103,690

Non-amortizable assets:
Tradenames		10,600	—	10,600	14,600	—	14,600
Total intangible assets		$300,852	$(198,985)	$101,867	$304,852	$(186,562)	$118,290
Intangible assets related to tradenames is net of accumulated impairment losses of $26,000, which were recorded in the Consumer Products segment.
Amortization expense was $6,172 and $6,811 during the three months ended June 30, 2026 and 2025, respectively and $12,424 and $14,453 during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, estimated future amortization expense was $12,134, $23,272, $20,096, $15,470, and $11,167 for the years ended December 31, 2026 (remaining six months), 2027, 2028, 2029 and 2030, respectively. The estimated future amortization expense after December 31, 2030 was $9,128.
The Company performs impairment tests for goodwill and intangible assets with an indefinite life as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units or intangible assets below their carrying values. As a result of the current financial performance of the Company’s Targus subsidiary which comprises the reporting unit of all operations within the Consumer Products segment as well as current market conditions in the personal computer market for computers and accessories, the Company updated its long-term forecasts for the reporting unit. The Company performed an interim quantitative assessment of intangible assets with an indefinite life as of June 30, 2026. Prior to the impairment charge, the carrying value of the Targus tradename was $13,000. Based on the results of the analysis, the Company recorded a non-cash impairment charge related to the Targus tradename of $4,000, which was recorded in impairment of tradename in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2026.
The Targus tradename was measured at fair value on a nonrecurring basis as of June 30, 2026 using the relief-from-royalty method. The estimated fair value of the Targus tradename was $9,000 as of June 30, 2026, which is a reduction from the carrying value of $13,000 at December 31, 2025, resulting in the $4,000 impairment charge discussed above. The fair value measurement is classified as Level 3 within the fair value hierarchy as the significant inputs are unobservable and reflect management’s estimates and assumptions. In order to estimate the fair value of the Targus tradename, the key inputs used in the valuation included projected revenues, a royalty rate of 1.0%, a long-term growth rate of 3.0%, and a discount rate of 22.0%.

NOTE 13 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued payroll and related expenses	$65,814	$58,422
Dividends payable	123	611
Income taxes payable	9,634	697
Other tax liabilities	14,470	14,439
Accrued expenses	36,705	45,154
Other liabilities	29,587	35,457
Accrued expenses and other liabilities	$156,333	$154,780
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, accrued legal fees and finance lease liabilities.
NOTE 14 — TERM LOANS AND REVOLVING CREDIT FACILITIES
Term loans and revolving credit facilities are comprised of the following:

	June 30, 2026		December 31, 2025
	Interest Rate	Principal	Interest Rate	Principal
Term Loans:
BRPAC Term Loan	6.51%	$57,750	6.83%	$64,000
Oaktree Term Loan	11.66%	65,234	11.82%	64,117
Subtotal		122,984		128,117
Less: Unamortized debt issuance costs and discount		(7,214)		(8,820)
Total Term Loans		$115,770		$119,297

	June 30, 2026		December 31, 2025
	Weighted Average		Weighted Average
	Interest Rate	Principal	Interest Rate	Principal
Revolver Loans:
Targus Revolver Loan	6.76%	$15,316	7.20%	$6,638
BRPAC Revolver Loan	6.57%	16,000	—%	—
Total Revolver Loans		$31,316		$6,638
Oaktree Credit Agreement
On February 26, 2025, the Company and BRFH (“BRFH Borrower”) entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree Capital Management, L.P. with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent. The new credit agreement provided for (i) a three-year $125,000 secured term loan credit facility (the “Oaktree Term Loan”) and (ii) a four-month $35,000 secured delayed draw term loan credit facility (the “Delayed Draw Facility” and, together with the Oaktree Term Loan, the “Oaktree Credit Facility”). The Oaktree Term Loan matures on the earliest of (i) February 26, 2028, and (ii) a springing maturity date 91 days prior to the maturity of any series of bonds, notes or bank indebtedness of the Company or the BRFH Borrower outstanding on such date with an aggregate amount exceeding $10,000. The proceeds from the Oaktree Term Loan were primarily used (a) to repay the existing indebtedness under the Nomura Credit agreement (b) for working capital and general corporate purposes and (c) to pay transaction fees and expenses. The proceeds of the Delayed Draw Facility were used (a) to fund obligations relating to the liquidation of substantially all of the assets of JOANN, Inc. and its subsidiaries and (b) for working capital and general corporate purposes.
The Oaktree Credit Facility accrues interest at the adjusted term SOFR rate (as defined in the Oaktree Credit Facility) with an applicable margin of 8.00% or interest at the base rate as defined in the Oaktree Credit Facility plus an applicable margin of 7.00%. In addition to paying interest on outstanding borrowings under the Oaktree Credit Facility, the Company was required to pay (i) a closing fee of 3.00% of the aggregate principal amount of the loans under the Oaktree Term Loan and 2.00% of the aggregate principal amount of the loans under the Delayed Draw Facility, and (ii) an exit fee upon the prepayment or repayment of the Oaktree Credit Facility of 5.00% of the aggregate principal amount of such loans repaid, provided, that the Oaktree Term Loan exit fee shall not be payable if the share price for the Company’s common stock exceeds a certain threshold. The Company determined that the Oaktree Credit Facility is an indexed debt obligation under ASC 470, Debt and is accreting the contingent Oaktree Term Loan exit fee to its expected payment amount. The Oaktree Term Loan also contains an additional prepayment premium, as defined in the Oaktree Term Loan, of a minimum of 5.00%.
At June 30, 2026, under the Oaktree Credit Agreement, certain assets with a total carrying value of $304,400 collateralize the $62,500 outstanding balance of the Oaktree Term Loan, and these assets primarily consist of the common and preferred equity interest in GA Holdings and certain other designated loans receivable and equity investments held by the BRFH Borrower. The collateral for the Oaktree Credit Agreement also includes the equity interests in the BRFH Borrower’s subsidiaries, and the Oaktree Credit Agreement covenants, among other things, limit the Company’s, the BRFH Borrower’s and the BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Company is in compliance with all financial covenants in the Oaktree Credit Agreement as of June 30, 2026.
Subject to certain eligibility requirements, certain assets of the BRFH Borrower are placed into a borrowing base (the “Borrowing Base”), which serves to limit the borrowings under the Oaktree Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Oaktree Credit Facility. The Company recorded a derivative liability of $11,244 related to a mandatory repayment feature in the Oaktree Credit Facility at the inception of the Oaktree Credit Facility (see Note 5 - Fair Value Measurements). The Company sold certain assets in the Borrowing Base that required the Company to repay $62,500 of principal on the Oaktree Term Loan and $35,000 on the Delayed Draw Facility. These principal repayments reduced the outstanding balance on the Oaktree Term Loan from $125,000 to $62,500 and paid the Delayed Draw Facility off in full. In accordance with paydowns on the Oaktree Credit Facility, the Company recorded a loss on debt extinguishment of $10,266 and $15,639 during the three and six months ended June 30, 2025, respectively, which were included in the “(Loss) gain on extinguishment of debt” line item in the unaudited condensed consolidated statements of operations. Interest expense on the Oaktree Credit Facility during the three months ended June 30, 2026 and 2025 was $3,320 and $4,578, respectively. Interest expense on the Oaktree Credit Facility during the six months ended June 30, 2026 and 2025 was $6,441 and $7,759, respectively.
The Company issued warrants (“Oaktree Warrants”) to certain affiliates of Oaktree Capital Management, L.P. (the “Oaktree Holders”) in connection with the Oaktree Term Loan to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The Oaktree Warrants contained certain anti-dilution provisions pursuant to which, under certain circumstances, the warrant holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of the Company’s common stock. The Company determined the Oaktree Warrants met the criteria for liability classification under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity and recorded an initial warrant liability of $7,860. On May 28, 2026, the Oaktree Holders sent a cashless exercise notice to the Company in accordance with the terms of the Oaktree Warrants. On May 29, 2026, the Company issued an aggregate of 915,251 shares of common stock to the Oaktree Holders in exchange for the surrender by the Oaktree Holders of 917,039 shares of the Company’s common stock. The shares underlying the Oaktree Warrants are registered for resale on Form S-1 (which was subsequently amended by a Post-Effective Amendment) (Reg. No. 333-293348). As of May 29, 2026, the Oaktree Warrants have been fully exercised and are no longer outstanding.

The initial measurement of the embedded derivative and warrant liability creates a discount on the carrying amount of the long-term debt, which together with the original issue discount, debt issuance costs, are amortized via the effective interest method under ASC 835-30, Interest – Imputation of Interest. Subsequent changes in fair value of the embedded derivative and warrant liability are reported in the “Other income (expense)” section in our accompanying unaudited condensed consolidated statements of operations. Refer to Note 22(a) - Common Stock Warrants. During the quarter ended June 30, 2026, the Company determined that the occurrence of the springing maturity, a component of the embedded derivative, was probable which could result in the repayment of the Oaktree Debt on October 4, 2027. As of June 30, 2026, the embedded derivative has a fair value of $797 (See Note 5 – Fair Value Measurement). As a result of the change in probability of the springing maturity, the Company revised the estimated amortization period of the Oaktree Term Loan. The amortization of the debt discount and third-party costs was accelerated prospectively.
On March 24, 2025, the Company and the BRFH Borrower entered into Amendment No. 1 to the Oaktree Credit Facility which, among other things, removed certain pledged stock from the collateral and adjusted mandatory prepayment provisions in connection with dispositions of borrowing base assets. On July 8, 2025, the Company and the BRFH Borrower entered into Amendment No. 2 to the Oaktree Credit Facility which, among other things, amended the borrowing base to include certain first lien term loans extended to certain subsidiaries of the Company and made certain changes to the negative covenants. On October 8, 2025, the Company and the BRFH Borrower entered into Amendment No. 3 to the Oaktree Credit Facility with Oaktree which provided that the springing maturity date of the Oaktree Term Loan shall in no event occur prior to March 31, 2027, thereby extending the earliest possible maturity date for the Oaktree Term Loan. On January 14, 2026, the Company and the BRFH Borrower entered into Amendment No. 4 to the Oaktree Credit Facility, which added an additional carve-out with respect to limitation on investments and allows the Company to repurchase unsecured notes on or prior to June 30, 2026 in an aggregate outstanding amount not to exceed $25,000.
Targus/FGI Credit Agreement
On August 20, 2025, Targus (“Targus Borrower”) and certain of the Targus Borrower’s direct and indirect subsidiaries (the “FGI Loan Parties”) entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the “Targus/FGI Credit Agreement”) with FGI Worldwide LLC (“FGI”), as agent and for a three-year $30,000 revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the Targus Credit Agreement with PNC Bank, National Association, dated October 18, 2022 (the “Prior Targus Credit Agreement”). The final maturity date of the Targus/FGI Credit Agreement is August 20, 2028.
The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term SOFR for a period of one month plus 10 basis points, plus (c) 0.30% per month collateral management fee. The average borrowings under the revolving loan facility was $11,551 during the six months ended June 30, 2026. The amount available for borrowings under the Targus/FGI Credit Agreement was $17,635 at June 30, 2026. Interest expense on these loans during the three and six months ended June 30, 2026 was $348 and $583, respectively. Under the Prior Targus Credit Agreement, the average borrowings under the revolver loan was $14,424 during the six months ended June 30, 2025. Interest expense on the revolver loan during the three and six months ended June 30, 2025 was $380 and $782, respectively.
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
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement was secured by substantially all Targus assets as collateral defined in the Targus/FGI Credit Agreement, which assets had an aggregate value of approximately $149,409, including $35,846 of accounts receivable and $44,355 of inventory as of June 30, 2026. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement. The Company is in compliance with all financial covenants in the Targus/FGI Credit Agreement as of June 30, 2026.
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
On June 30, 2026, the FGI Loan Parties entered into a First Amendment to Credit Agreement, Limited Waiver, and Omnibus Joinder Agreement (the “First Amendment”) with FGI. Among other things, the First Amendment (i) joined Targus Australia Pty. Ltd. as an additional guarantor and loan party under the Targus/FGI Credit Agreement, (ii) extended the FCCR Conversion Date (the date on which the financial covenant transitions from a minimum Adjusted Consolidated EBITDA test to a fixed charge coverage ratio test) from December 31, 2026 to October 31, 2027, (iii) restructured the measurement period for the Adjusted Consolidated EBITDA financial covenant, resetting the look-back to a one-month trailing period for the test period ending June 30, 2026 and stepping up to a six-month trailing period by November 30, 2026, and (iv) granted a limited waiver of certain defaults that had occurred and were continuing under the Targus/FGI Credit Agreement as of June 30, 2026.
Nomura Credit Agreement

On August 21, 2023, the Company, the BRFH Borrower, and certain direct and indirect subsidiaries of the BRFH Borrower, entered into a credit agreement (the “Nomura Credit Agreement”) with Nomura Corporate Funding Americas, LLC, as administrative agent (“Nomura”), and Computershare Trust Company, N.A., as collateral agent, for a four-year $500,000 secured term loan credit facility and a four-year $100,000 secured revolving loan credit facility. The Nomura Credit Agreement replaced the prior credit agreement with Nomura and Wells Fargo Bank, N.A., as collateral agent, dated June 23, 2021, that had a maturity date of June 23, 2025 (the “Prior Nomura Credit Agreement”). The purpose of the Nomura Credit Agreement was to (i) fund the Freedom VCM equity investment, (ii) prepay in full the Prior Nomura Credit Agreement with an aggregate outstanding balance of $347,877, which included $342,000 in principal and $5,877 in interest and fees, (iii) fund a dividend reserve in an amount not less than $65,000, (iv) pay related fees and expenses, and (v) for general corporate purposes.
On September 17, 2024, the Company entered into Amendment No. 4 to the Nomura Credit Agreement (the “Fourth Nomura Amendment”), and after payment on principal and the addition of loan fees to principal, the outstanding principal balance on the term loan was reduced from $469,750 to $388,127. In connection with the Fourth Nomura Amendment, the revolving credit facility in the amount of $100,000, which had no balance outstanding at September 17, 2024, was terminated and the Company was required to reduce the principal amount of the term loan to be no greater than $100,000 on or prior to September 30, 2025. The scheduled maturity date of the term loan was August 21, 2027.
In connection with the Fourth Nomura Amendment, interest on the term loan increased to SOFR loans accrued interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans accrued interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. Interest expense on the term loan during the six months ended June 30, 2025 was $2,457.
As fully discussed in “Oaktree Credit Agreement” above, on February 26, 2025, the Company used proceeds from the Oaktree Credit Facility to repay the outstanding principal balance under the Nomura Credit Agreement and the Nomura Credit Agreement was terminated. Upon repayment, the Company recorded a loss on extinguishment of debt in the amount of $4,666, which was included in the “(Loss) gain on extinguishment of debt” line item in the unaudited condensed consolidated statements of operations during the six months ended June 30, 2025.
BRPAC Credit Agreement
On January 6, 2025, BRPAC, Lingo, UOL and YMAX Corporation (collectively, the “BRPAC Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity as borrowers, entered into an amended and restated credit agreement (the “BRPAC Credit Agreement”), with the Banc of California, in its capacity as sole lead arranger, sole book manager, administrative agent and lender (the “Agent”) and the lenders party thereto from time to time to amend and restate the prior BRPAC credit agreement, dated December 19, 2018 (the “Prior BRPAC Credit Agreement”) and replace the prior Lingo credit agreement, dated August 16, 2022 (the “Prior Lingo Credit Agreement”). Certain of the BRPAC Borrowers’ U.S. subsidiaries are parties to and guarantors of all obligations under the BRPAC Credit Agreement (collectively, the “Secured Guarantors”; and together with the BRPAC Borrowers, the “Credit Parties”). In addition, the Company and B. Riley Principal Investments, LLC, the parent company of BRPAC and a subsidiary of the Company, are guarantors of the obligations under the BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the outstanding membership interests of BRPAC are pledged as collateral.
Pursuant to the BRPAC Credit Agreement, the lenders made a five-year $80,000 term loan to the BRPAC Borrowers, the proceeds of which were used to repay in full the obligations under the Prior BRPAC Credit Agreement and the Prior Lingo Credit Agreement. The BRPAC Credit Agreement also builds in provisions for incremental term loans up to $40,000 allowing certain distributions to the parent company of the BRPAC Borrowers from the proceeds of such incremental term loans. Upon repayment of the Prior Credit Agreement and the Lingo Credit Agreement, the Company recorded a loss on extinguishment of debt in the amount of $389, which was included in the “(Loss) gain on extinguishment of debt” line item in the accompanying unaudited condensed consolidated statements of operations during the six months ended June 30, 2025. The remaining debt modification was accounted for as a troubled debt restructuring. As the future undiscounted cash payments under the terms of the modified debt exceeded the carrying amount of the old debt on the modification date, the Company accounted for the restructuring on a prospective basis using the revised effective interest rate established under the BRPAC Credit Agreement.
On April 8, 2026 (“Amendment Effective Date”), the BRPAC Borrowers entered into the Third Amendment to the BRPAC Credit Agreement (the “Third Amendment”) with the Agent. In connection with the Third Amendment, the lenders made a new term loan to the BRPAC Borrowers in an aggregate original principal amount of $60,000, the proceeds of which were used to repay in full the outstanding principal balance and accrued interest on the previously outstanding term loans under the BRPAC Credit Agreement. The Third Amendment established a new revolving credit facility with aggregate commitments of $20,000 (the “Revolving Credit Facility”), which was not available under the prior facility. The Revolving Credit Facility matures on January 6, 2030. On April 8, 2026, the BRPAC Borrowers drew $16,000 on the Revolving Credit Facility, which remained outstanding as of June 30, 2026. The new term loan is repayable in quarterly installments of $2,250 beginning June 30, 2026, with the remaining outstanding balance due at maturity on January 6, 2030. In connection with the Third Amendment, the BRPAC Borrowers are permitted to make an aggregate cash dividend of up to $28,000 to the Company’s parent entities on or within two months of the Amendment Effective Date. The BRPAC Credit Agreement, as amended by the Third Amendment, requires the BRPAC Borrowers to maintain (i) a Consolidated Total Funded Debt Ratio not to exceed 2.00x through September 30, 2026, with step-downs to 1.50x, 1.25x, and 1.00x in subsequent periods, and (ii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.20x, tested quarterly beginning March 31, 2026. For accounting purposes, the Third Amendment was considered a troubled debt restructuring. As the future undiscounted cash payments under the terms of the modified debt exceeded the carrying amount of the debt on the modification date, no gain or loss was recognized, and the Company accounted for the restructuring on a prospective basis using the revised effective interest rate established under the Third Amendment.
The borrowings under the BRPAC Credit Agreement bear interest at the greater of (i) the one-month Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the BRPAC Borrowers’ Consolidated Total Funded Debt Ratio, or (ii) a 3.25% per annum floor per annum.
Interest expense on the term loan during the three months ended June 30, 2026 and 2025 was $1,080 and $1,561, respectively. Interest expense on the term loan during the six months ended June 30, 2026 and 2025 was $2,261 and $3,151, respectively.
The average borrowings under the Revolving Credit Facility was $16,000 during the six months ended June 30, 2026. The amount available for borrowings under the Revolving Credit Facility was $4,000 at June 30, 2026. Interest expense on the Revolving Credit Facility during the six months ended June 30, 2026 was $254. Interest expense on the term loan under the Prior Lingo Credit Agreement during the six months ended June 30, 2025 was $62.
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of the BRPAC Borrowers totaling approximately $292,723 as of June 30, 2026 (which includes $12,828 of accounts receivable and $2,848 of inventory), including a pledge of (a) 100% of the equity interests of the BRPAC Borrowers; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack

VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of June 30, 2026.
NOTE 15 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	Effective Interest Rate	June 30, 2026	December 31, 2025
Senior Notes Payable, Net of Debt Discount:
5.50% Senior notes due March 31, 2026	—	$—	$101,523
6.50% Senior notes due September 30, 2026	6.82%	142,130	178,242
5.00% Senior notes due December 31, 2026	5.57%	163,836	176,772
8.00% New Notes due January 1, 2028	0.00%	258,930	268,016
6.00% Senior notes due January 31, 2028	6.50%	207,851	213,989
5.25% Senior notes due August 31, 2028	5.78%	357,219	363,256
Total Senior Notes Payable, Net		$1,129,966	$1,301,798
As of June 30, 2026 and December 31, 2025, the senior notes had a weighted average interest rate of 5.59% and 5.60%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $12,905 and $17,236 during the three months ended June 30, 2026 and 2025, respectively. Interest expense on senior notes totaled $27,909 and $38,890 during the six months ended June 30, 2026 and 2025, respectively.
The senior notes are unsecured obligations and are not secured by any of the Company’s or its subsidiaries’ assets and therefore are effectively subordinated to any existing and future secured indebtedness to the extent of the collateral securing such indebtedness.

During the six months ended June 30, 2026, the Company completed a series of Section 3(a)(9) Exchanges with the Investor. During the three and six months ended June 30, 2026, the Company exchanged aggregate principal amounts of $32,965 and $69,054, respectively of senior notes, including $9,297 and $42,490, respectively related to troubled debt restructurings, for 3,804,629 and 8,358,495 of the Company’s common stock. The shares issued had aggregate fair values of $34,284 and $67,784, respectively, based on the closing market price of the Company's common stock on the applicable settlement dates, which ranged from $6.60 to $9.34 per share. As a result of these exchanges, the carrying amount of the senior notes, together with related accrued interest, was reduced by $33,155 and $69,366 during the three and six months ended June 30, 2026, respectively. The Company recognized a net loss on extinguishment of debt of $1,283 for the three months ended June 30, 2026, and a net gain on extinguishment of debt of $1,338 for the six months ended June 30, 2026, which is included in the “(Loss) gain on extinguishment of debt” line item in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2026, the net loss and net gain consisted of troubled debt restructuring gains of $805 and $3,509, respectively, offset by losses on extinguishment of $2,088 and $2,171, respectively.

On March 10, 2026, the Company repurchased $4,293 of the 5.00% Senior Notes due December 31, 2026 from the open market for $4,035. The repurchase was accounted for as a debt extinguishment, and the Company recognized a gain of $269 in the “(Loss) gain on extinguishment of debt” line item in the accompanying condensed consolidated statements of operations during six months ended June 30, 2026.
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
During the six months ended June 30, 2025, the Company completed four private exchange transactions with institutional investors pursuant to which the investors exchanged senior notes for the New Notes, whereupon the exchanged notes were cancelled. The Company recorded a gain on the debt restructuring of $44,784 and $55,316 in the “Gain on senior note exchange” line item in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. Each of the exchanges represented a troubled debt restructuring.

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

In connection with the issuance of warrants in conjunction with the private exchange transactions during 2025 (further described in Note 22 - Stockholders’ Equity), the Company entered into registration rights agreements with the investors, pursuant to which the Company granted such investors (i) certain shelf registration rights whereby the Company will register resales of the shares of Common Stock issued upon exercise of the warrants and (ii) certain piggyback registration rights, in each case subject to the terms and conditions set forth in the registration rights agreements. The Company registered the shares of Common Stock underlying such warrants pursuant to a Registration Statement on Form S-1 (which was subsequently amended by a Post-Effective Amendment) (Reg. No. 333-293348) and declared effective by the Securities and Exchange Commission in April 2026.

NOTE 16 — NONCONTROLLING INTERESTS
BRSH
On March 10, 2025, a merger subsidiary of the Company’s wholly-owned subsidiary BRSH, which is primarily comprised of the broker dealer operations within the Capital Markets segment, merged with a shell corporation and issued 0.6% of the equity in BRSH to certain investors in the shell corporation. Upon completion of the transaction, the investors in the shell corporation became minority stockholders of BRSH. The Company also issued restricted stock awards as more fully described in Note 21(c) - BRSH Stock Incentive Plan and assuming the full issuance of the restricted stock awards are vested, the Company owned 89.4% majority-interest in BRSH as of the date of the merger. As of June 30, 2026 and December 31, 2025, the Company owned 92.9% and 90.7%, respectively.
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

NOTE 17 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers from the Company’s seven reportable operating segments and the Corporate and All Other category during the three and six months ended June 30, 2026 and 2025 is reported below.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate & All Other	Total
Revenues for the three months ended June 30, 2026:
Corporate finance, consulting and investment banking fees(1)	$36,310	$—	$—	$—	$—	$—	$—	$(2,363)	$33,947
Wealth and asset management fees	—	28,438	—	—	—	—	—	551	28,989
Commissions, fees and reimbursed expenses	8,045	2,494	—	—	—	—	—	6	10,545
Subscription services	—	—	38,788	7,798	6,878	2,347	—	—	55,811
Sale of goods	—	—	—	286	490	—	43,537	287	44,600
Advertising and other(2)	—	—	—	483	—	534	—	10,968	11,985
Total revenues from contracts with customers	44,355	30,932	38,788	8,567	7,368	2,881	43,537	9,449	185,877

Trading gains (losses), net	4,363	9,251	—	—	—	—	—	(740)	12,874
Fair value adjustments on loans	751	—	—	—	—	—	—	3,494	4,245
Interest income - loans	1,027	—	—	—	—	—	—	1,144	2,171
Interest income - securities lending	1,632	—	—	—	—	—	—	—	1,632
Other	1,584	17,770	—	—	—	—	—	12,964	32,318
Total revenues	$53,712	$57,953	$38,788	$8,567	$7,368	$2,881	$43,537	$26,311	$239,117
(1) Corporate finance, consulting and investment banking fees for the Corporate & All Other category represents intercompany sales.
(2) Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate & All Other	Total
Revenues for the three months ended June 30, 2025:
Corporate finance, consulting and investment banking fees	$32,346	$—	$—	$—	$—	$—	$—	$—	$32,346
Wealth and asset management fees	—	29,373	—	—	—	—	—	959	30,332
Commissions, fees and reimbursed expenses	4,518	2,576	—	—	—	—	—	65	7,159
Subscription services	—	—	39,907	8,930	8,065	2,787	—	—	59,689
Sale of goods	—	—	—	304	1,167	—	43,284	318	45,073
Advertising and other(1)	—	—	—	543	—	500	—	12,524	13,567
Total revenues from contracts with customers	36,864	31,949	39,907	9,777	9,232	3,287	43,284	13,866	188,166

Trading gains, net	21,249	5,200	—	—	—	—	—	1,231	27,680
Fair value adjustments on loans	—	—	—	—	—	—	—	800	800
Interest income - loans	—	—	—	—	—	—	—	3,853	3,853
Interest income - securities lending	2,124	—	—	—	—	—	—	—	2,124
Other	1,055	1,472	—	—	—	—	—	152	2,679
Total revenues	$61,292	$38,621	$39,907	$9,777	$9,232	$3,287	$43,284	$19,902	$225,302
(1) Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate & All Other	Total
Revenues for the six months ended June 30, 2026
Corporate finance, consulting and investment banking fees(1)	$65,044	$—	$—	$—	$—	$—	$—	$(3,638)	$61,406
Wealth and asset management fees	—	56,657	—	—	—	—	—	2,140	58,797
Commissions, fees and reimbursed expenses	13,556	5,895	—	—	—	—	—	41	19,492
Subscription services	—	—	79,578	15,754	13,904	4,744	—	—	113,980
Sale of goods	—	—	—	596	1,001	—	87,652	718	89,967
Advertising and other(2)	—	—	—	1,000	—	958	—	22,306	24,264
Total revenues from contracts with customers	78,600	62,552	79,578	17,350	14,905	5,702	87,652	21,567	367,906

Trading gains (losses), net	139,666	19,347	—	—	—	—	—	(1,078)	157,935
Fair value adjustments on loans	751	—	—	—	—	—	—	10,039	10,790
Interest income - loans	1,034	—	—	—	—	—	—	2,851	3,885
Interest income - securities lending	2,883	—	—	—	—	—	—	—	2,883
Other	2,889	28,229	—	—	—	—	—	16,660	47,778
Total revenues	$225,823	$110,128	$79,578	$17,350	$14,905	$5,702	$87,652	$50,039	$591,177

(1) Corporate finance, consulting and investment banking fees for the Corporate & All Other category represents intercompany sales.
(2) Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate & All Other	Total
Revenues for the six months ended June 30, 2025
Corporate finance, consulting and investment banking fees(1)	$49,723	$—	$—	$—	$—	$—	$—	$352	$50,075
Wealth and asset management fees	—	66,602	—	—	—	—	—	1,831	68,433
Commissions, fees and reimbursed expenses	7,816	6,195	—	—	—	—	—	122	14,133
Subscription services	—	—	81,460	17,765	16,606	5,975	—	—	121,806
Sale of goods	—	—	—	659	2,113	—	85,387	4,369	92,528
Advertising and other(2)	—	—	—	1,154	—	945	—	36,319	38,418
Total revenues from contracts with customers	57,539	72,797	81,460	19,578	18,719	6,920	85,387	42,993	385,393

Trading gains, net	3,983	5,812	—	—	—	—	—	1,714	11,509
Fair value adjustments on loans	(3,131)	—	—	—	—	—	—	(4,165)	(7,296)
Interest income - loans	65	—	—	—	—	—	—	6,984	7,049
Interest income - securities lending	2,964	—	—	—	—	—	—	—	2,964
Other	1,972	7,290	—	—	—	—	—	2,484	11,746
Total revenues	$63,392	$85,899	$81,460	$19,578	$18,719	$6,920	$85,387	$50,010	$411,365
(1) Corporate finance, consulting and investment banking fees for the Corporate and All Other category represents intercompany sales.
(2) Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees. These also include recycling processing fees for a regional environmental services business, which was sold in March 2025, and managed service fees for Nogin, an e-commerce, technology platform provider, through March 31, 2025.

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
The following table presents changes in deferred revenue during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Balance, beginning of period	$49,907	$58,148
Additions to deferred revenue during the period	68,757	77,285
Reductions to deferred revenue for revenue recognized during the period	(71,679)	(81,934)
Balance, end of period	$46,985	$53,499
During the six months ended June 30, 2026 and 2025 the Company recognized revenue of $22,581 and $25,033 that was recorded as deferred revenue at the beginning of the period.
The Company expects to recognize the deferred revenue of $46,985 as of June 30, 2026 as service and fee revenues when the performance obligation is met during the years ended December 31, 2026 (remaining six months), 2027, 2028, 2029 and 2030 in the amount of $30,491, $8,008, $4,194, $1,350, and $772, respectively. The Company expects to recognize the deferred revenue of $2,170 after December 31, 2030.
The following table contains a rollforward of unbilled receivables, which are included in prepaid expenses and other assets, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Balance, beginning of period	$2,727	$3,387
Additional unbilled revenue recognized	2,248	3,172
Less: Amounts billed to customers	(2,795)	(3,415)
Balance, end of period	$2,180	$3,144
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
The capitalized costs to fulfill a contract were $4,645 and $4,550 as of June 30, 2026 and December 31, 2025, respectively, and are recorded in the “Prepaid expenses and other assets” line item in the accompanying unaudited condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, the Company recognized expenses of $785 and $1,034 related to capitalized costs to fulfill a contract, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized expenses of $1,637 and $2,094 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and six months ended June 30, 2026 and 2025.

Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of June 30, 2026. Corporate finance and investment banking fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of June 30, 2026.
During the three and six months ended June 30, 2026, and 2025, revenues recognized for customer contracts for performance obligations that are satisfied at a point in time and over time were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$106,201	$100,595	$205,509	$191,065
Revenue recognized over time	79,676	87,571	162,397	194,328
Total revenue	$185,877	$188,166	$367,906	$385,393
NOTE 18 — RESTRUCTURING CHARGE

The Company recorded restructuring charges of $1,914 and $321 during the three and six months ended June 30, 2026, and 2025, respectively, which are included in “Restructuring charge” in the accompanying unaudited condensed consolidated statements of operations.

The $1,914 of restructuring charges recorded during the three and six months ended June 30, 2026 were in connection with organizational realignments and consisted of severance and related costs consistent with the Company's historical severance practices across the following segments: $1,757 related to Capital Markets, $128 related to Consumer Products, and $29 related to Wealth Management. The Company continues to evaluate its organizational structure and may incur additional restructuring charges in future periods.

The $321 of restructuring charges recorded during the three and six months ended June 30, 2025 consisted of reductions in workforce, of which $285 was attributable to the Corporate and All Other category and $36 was attributable to the Consumer Products segment.
The following table summarizes the changes in accrued restructuring charge during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$295	$840	$361	$1,316
Restructuring charge	1,914	321	1,914	321
Cash paid	(1,682)	(305)	(1,767)	(726)
Non-cash items	20	(57)	39	(112)
Balance, end of period	$547	$799	$547	$799

NOTE 19 — INCOME TAXES

The Company’s effective income tax rate was a provision of 21.6% for the three months ended June 30, 2026, as compared to a provision of 4.1% for the three months ended June 30, 2025. The Company’s effective income tax rate was a provision of 8.6% for the six months ended June 30, 2026, as compared to a provision of less than 1.0% for the six months ended June 30, 2025. During the three months ended June 30, 2026, the Company had a provision for income taxes from continuing operations of $5,950, which is primarily comprised of the estimated federal, state, and foreign taxes based on the expected annual effective income tax rate for 2026 that includes the impact of the utilization of net operating loss carryforwards and disallowed interest expense carried forward from prior years. During the three months ended June 30, 2025, the provision for income taxes from continuing operations of $3,053 resulted primarily from the impact of recording uncertain tax positions for state and foreign taxes, interest and penalties. During the six months ended June 30, 2026, the Company had a provision for income taxes from continuing operations of $22,841. During the six months ended June 30, 2025, the Company had a provision for income taxes from continuing operations of $11. The effective income tax rate for the six months ended June 30, 2026 is less than the federal statutory tax rate of 21%, primarily due to the expected utilization of net operating losses, carryforwards, disallowed interest expense carried forward from prior years and the Company continuing to have a full valuation allowance. The effective income tax rate for the six months ended June 30, 2025 was less than the federal statutory tax rate of 21% primarily due to the utilization of capital loss carryforwards to offset the gain on sale and deconsolidation of businesses and the Company having a full valuation allowance.

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
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of June 30, 2026 and December 31, 2025, a full valuation allowance has been recorded since it is more likely than not that the Company will not be able to utilize tax benefits before they expire. The Company reassesses the need for a valuation allowance on an ongoing basis.
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

NOTE 20 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income from continuing operations, income from discontinued operations, or net income by the weighted-average number of shares outstanding during the period, including contingently issuable shares. Diluted earnings per share is calculated by dividing income from continuing operations, income from discontinued operations, or net income by the weighted-average number of common shares outstanding, after giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares that may be issued under warrants, including warrants issued in connection with the Oaktree Credit Agreement and private debt exchange transactions, and restricted stock and stock option awards. As of May 29, 2026, the Oaktree Warrants issued in connection with the Oaktree Credit Agreement were exercised and are no longer outstanding.
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share as the effect would be anti-dilutive were 1,350,215 and 3,229,165 during the three and six months ended June 30, 2026 and 2025, respectively.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,
	2026			2025
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$21,597	$—	$21,597	$71,687	$69,312	$140,999
Net income attributable to noncontrolling interests	1,048	—	1,048	1,528	—	1,528
Net income attributable to Registrant	20,549	—	20,549	70,159	69,312	139,471
Preferred stock dividends	2,015	—	2,015	2,015	—	2,015
Net income available to common shareholders	$18,534	$—	$18,534	$68,144	$69,312	$137,456
Add back: Change in fair value of warrants and gain on warrant exercise	(1,331)	—	(1,331)	—	—	—
Diluted net income attributable to common stockholders	$17,203	$—	$17,203	$68,144	$69,312	$137,456

	Six Months Ended June 30,
	2026			2025
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$243,756	$—	$243,756	$51,725	$72,707	$124,432
Net income (loss) attributable to noncontrolling interests	9,934	—	9,934	(5,064)	—	(5,064)
Net income attributable to Registrant	233,822	—	233,822	56,789	72,707	129,496
Preferred stock dividends	4,030	—	4,030	4,030	—	4,030
Net income available to common shareholders	$229,792	$—	$229,792	$52,759	$72,707	$125,466
Add back: Change in fair value of warrants and gain on warrant exercise	(1,331)	—	(1,331)	—	—	—
Diluted net income attributable to common stockholders	$228,461	$—	$228,461	$52,759	$72,707	$125,466

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Denominator:
Weighted average common shares outstanding:
Basic	37,811,031	30,527,835	34,879,728	30,512,757
Effect of dilutive potential common shares:
Restricted stock units, stock options and warrants	611,154	—	431,273	—
Diluted	38,422,185	30,527,835	35,311,001	30,512,757

Basic net income per common share:
Continuing operations	$0.49	$2.23	$6.59	$1.73
Discontinued operations	—	2.27	—	2.38
Basic income per common share	$0.49	$4.50	$6.59	$4.11
Diluted net income per common share:
Continuing operations	$0.45	$2.23	$6.47	$1.73
Discontinued operations	—	2.27	—	2.38
Diluted income per common share	$0.45	$4.50	$6.47	$4.11

NOTE 21 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the Company’s 2021 Stock Incentive Plan, share-based compensation expense for restricted stock units was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share-based compensation expense for restricted stock units for continuing operations	$2,818	$2,649	$4,458	$5,658
Share-based compensation expense for restricted stock units for discontinued operations	—	822	—	1,038
Total share-based compensation expense for restricted stock units	$2,818	$3,471	$4,458	$6,696
On April 3, 2026, the Company granted 308,514 restricted stock units (“RSUs”), with a grant date fair value of $2,099 to its six non-employee directors under the Company’s 2021 Stock Incentive Plan. The awards consisted of: (i) 21,960 RSUs that vested immediately on the grant date; (ii) 88,170 RSUs that vested on the earlier of the Company's 2026 Annual Meeting of Stockholders or December 1, 2026 subject to the director's continued service, which vested on May 19, 2026, the date of the 2026 Annual Meeting of Stockholders; and (iii) 198,384 RSUs that vest on the one-year anniversary of the grant date, subject to continued service. For five of the six non-employee directors, the post-grant service period associated with the third award was determined to be non-substantive because those directors were retirement-eligible under the terms of the award following the 2026 Annual Meeting of Stockholders; accordingly, those awards were considered vested and the resulting share-based expense was accelerated for accounting purposes on May 19, 2026. The grant-date fair value of the RSUs was based on the closing market price of the Company's common stock on the trading day prior to the grant date. During the six months ended June 30, 2026, 17,405 RSUs were forfeited. Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item in the accompanying unaudited condensed consolidated statements of operations.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), there was no share-based compensation expense during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, there were 236,949 shares reserved for issuance under the Purchase Plan.
(c) BRSH Stock Incentive Plan

On March 10, 2025, the Company’s majority-owned subsidiary approved the BRSH Stock Incentive Plan which allows for issuance of up to 4,000,000 restricted stock awards of BRSH. No restricted stock awards of BRSH were granted during the six months ended June 30, 2026 and there is no intention to issue restricted stock awards of BRSH after the date hereof.
The restricted stock awards granted generally vest over a period of four to five years, based on continued service. The restricted stock awards vest for common stock of BRSH and increase the noncontrolling interest in BRSH, when vested. During the three months ended June 30, 2026 and 2025, share-based compensation expense of $365 and $1,277, respectively, and during the six months ended June 30, 2026 and 2025, share-based compensation expense of $1,121 and $1,570, respectively, related to the BRSH restricted stock awards was recorded in the “Selling, general and administrative expenses” line item in the accompanying unaudited condensed consolidated statements of operations.
During the six months ended June 30, 2026, 272,157 restricted stock awards vested, of which 107,071 shares valued at $1,902 were withheld to satisfy tax withholding obligations, resulting in the net issuance of 165,086 shares. During the six months ended June 30, 2026, 339,530 awards were forfeited. This activity, including shares withheld to satisfy tax withholding obligations, contributed to changes in noncontrolling interest, as more fully described in Note 16 – Noncontrolling Interest.
(d) Common Stock and Stock Options Issued
On June 3, 2025, the Company issued 100,000 unregistered shares and options to purchase a total of 300,000 shares of the Company’s common stock in connection with the employment agreement entered into with the Company’s chief financial officer. The 100,000 unregistered shares issued were issued upon execution of the employment agreement as an employment inducement grant that is not subject to vesting conditions and expensed immediately. The fair value of the unregistered shares of $295 was expensed upon issuance. The options to purchase a total of 300,000 shares of the Company’s common stock vests in three tranches (in each case, subject to continued employment): (1) 100,000 with an exercise price of $7.00, (2) 100,000 with an exercise price of $10.00 and (3) 100,000 with an exercise price of $12.50. The stock options vest in annual installments over a three-year period on each anniversary of the grant date based on continued service and acceleration upon a change in control. The maximum term of the stock options is 10 years. At June 30, 2026, 200,001 of the 300,000 options to purchase shares of the Company’s common stock were unvested. During the three and six months ended June 30, 2026, share-based compensation expense for the options totaled $43 and $87 respectively. During the three and six months ended June 30, 2025, share-based compensation expense for the options totaled $14.
NOTE 22 — STOCKHOLDERS’ EQUITY
(a) Common Stock Warrants
In connection with the Oaktree Credit Agreement, on February 26, 2025 (refer to Note 14 - Term Loans and Revolving Credit Facilities), the Company issued seven-year warrants to the Oaktree Holders to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The Oaktree Warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the Oaktree Holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of common stock. The Oaktree Warrants were classified as a liability. The shares underlying the Oaktree Warrants are registered for resale on Form S-1 (which was subsequently amended by a Post-Effective Amendment) (Reg. No. 333-293348).
On May 28, 2026, immediately prior to exercise, the Oaktree Warrants were remeasured to fair value, resulting in a fair value of $15,810. The Oaktree Holders exercised the Oaktree Warrants through a cashless exercise in accordance with the terms of the warrants, resulting in the issuance of an aggregate of 915,251 shares of the Company’s common stock to the Oaktree Holders in full settlement of the warrants. Upon settlement, the Company recognized a gain on settlement of the warrants of $6,410, representing the difference between the fair value of the Oaktree Warrants immediately prior to exercise of $15,810 and the fair value of the Company's common stock issued in settlement of the warrants of $9,400, based on the Company's closing stock price of $10.27 per share on the settlement date. The gain is included in the "Change in fair value of financial instruments and other" line item in the accompanying unaudited condensed consolidated statements of operations. As a result of the exercise, the Oaktree Warrants were settled and no warrant liability remained outstanding as of June 30, 2026.

The warrant liability had an estimated fair value of $6,400 as of December 31, 2025 which is included in other liabilities in Note 13 - Accrued Expenses and Other Liabilities. During the three and six months ended June 30, 2026, the change in the fair value of the warrant liability, including the final remeasurement immediately prior to exercise, resulted in a loss of $4,730 and $9,410, respectively, and a gain of $1,000 and $3,700 during the three and six months ended June 30, 2025, respectively, and is included in the “Change in fair value of financial instruments and other” line item in the accompanying unaudited condensed consolidated statements of operations. See Note 5 - Fair Value Measurements further details.
In conjunction with the debt exchanges (see Note 15 - Senior Notes Payable), the Company issued seven-year warrants to the investors to purchase up to 913,692 shares of common stock at an exercise price of $10.00. The warrants contain certain anti-dilution provisions and upon exercise, the warrant holders are entitled to dividends and distributions as if the warrants had been exercised in full prior to the dividend or distribution date. The warrants meet the definition of a derivative and were classified within stockholders’ equity.

(b) Preferred Stock
There were 2,834 shares of the Series A Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025. The total liquidation preference for the Series A Preferred Stock as of June 30, 2026 and December 31, 2025 was $78,161 (inclusive of cumulative unpaid dividends of $7,307) and $75,725 (inclusive of cumulative unpaid dividends of $4,871), respectively. There were no dividends declared or paid on the Series A Preferred Stock during the three and six months ended June 30, 2026 and 2025. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
There were 1,729 shares of the Series B Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025. The total liquidation preference for the Series B Preferred Stock as of June 30, 2026 and December 31, 2025 was $48,011 (inclusive of cumulative unpaid dividends of $4,782) and $46,416 (inclusive of cumulative unpaid dividends of $3,188), respectively. There were no dividends declared or paid on the Series B Preferred Stock during the three and six months ended June 30, 2026 and 2025. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.

On April 30, 2026, the Company did not pay the quarterly dividend that would otherwise have been payable on its Series A Preferred Stock and Series B Preferred Stock for the Dividend Period (as defined in the applicable Certificate of Designation) ended April 30, 2026. This was the sixth quarterly Dividend Period for which dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the Company’s announcement on January 21, 2025 of the temporary suspension of preferred dividends. As a result, a “Preferred Dividend Default” has occurred under each Certificate of Designation. Pursuant to each Certificate of Designation, upon the occurrence of a Preferred Dividend Default, the size of the Company’s Board of Directors is automatically increased by two seats, and the holders of the Series A Preferred Stock and the Series B Preferred Stock (voting together as a single class with the holders of any other parity preferred stock with similar voting rights then exercisable) become entitled to elect two additional directors to the Board of Directors (the “Preferred Directors”) until all dividends accumulated and unpaid on the Series A Preferred Stock and Series B Preferred Stock for all past Dividend Periods shall have been fully paid. The election of Preferred Directors will take place at (i) either (A) a special meeting called in accordance with the Certificate of Designation requirements and the Company’s by-laws if the request is received more than 90 days before the date fixed for the Corporation’s next annual or special meeting of stockholders or (B) the next annual or special meeting of stockholders if the request is received within 90 days of the date fixed for the Corporation’s next annual or special meeting of stockholders, and (ii) at each subsequent annual meeting of stockholders, or special meeting at which Preferred Directors are to be elected, until the right of holders of Series A Preferred Stock and Series B Preferred Stock to elect Preferred Directors shall have terminated. As of the date of this Quarterly Report, the Company has not received a written demand from holders that satisfies the requirements of the Company’s Certificates of Designation and by-laws of the Series A Preferred Stock or Series B Preferred Stock to call a special meeting for the election of Preferred Directors.

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

	June 30, 2026	December 31, 2025
BRS:
Net capital	$113,349	$79,560
Excess capital	$106,877	$74,393
Net capital requirement	$6,472	$5,167

BRWM:
Net capital	$9,018	$7,521
Excess capital	$7,746	$6,186
Net capital requirement	$1,272	$1,335
NOTE 24 — RELATED PARTY TRANSACTIONS
For bebe’s rent to own stores that are franchised through Freedom VCM, during the three and six months ended June 30, 2025, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,068 and $2,285 respectively, and inventory purchases by bebe from Freedom VCM totaled $2,478 and $5,339, respectively.
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
During the three months ended June 30, 2026 and 2025, the Company earned $6,576 and $2,982, respectively, and during the six months ended June 30, 2026 and 2025, the Company earned $12,499 and $3,818, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities which are included in services and fees in the accompanying unaudited condensed consolidated statements of operations.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed in Note 26 – Commitments and Contingencies.
Vintage Capital Management - Brian Kahn
In connection with the completion of the FRG take-private transaction, one of the Company’s subsidiaries and VCM, an affiliate of Brian Kahn, entered into the Amended and Restated Note. The Amended and Restated Note in the aggregate principal amount of $200,506 bears interest at the rate of 12% per annum paid-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of the closing of the FRG Take-private transaction. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code which impacted the Freedom VCM equity interest, which served as the collateral for this loan receivable. Fair value adjustments on the VCM loan receivable were zero and a decrease of $(866) during the three months ended June 30, 2026 and 2025, respectively. Fair value adjustments on the VCM loan receivable were an increase and (decrease) of $20 and $(589) during the six months ended June 30, 2026 and 2025, respectively. In light of the Company’s determination that any repayment of the Amended and Restated Note would have been paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying Freedom VCM equity interest and other collateral provided by Mr. Kahn and his spouse, the Company has determined that both VCM and Mr. Kahn are related parties as of June 30, 2026 and December 31, 2025. There was no interest income during the three and six months ended June 30, 2026 and 2025. During the three months ended March 31, 2026, the Company collected $1,855 on the loan receivable from the sale of all of the collateral that the company held for the Vintage loan. No additional collections are expected on the loan receivable.
Torticity, LLC

Torticity is a related party as a result of the Company’s equity ownership in the limited liability company and BRC’s representation on the board of directors (board representation through January 12, 2025). On November 2, 2023, the Company agreed to lend up to $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. There were amendments to the loan during 2025; however, the entire loan receivable remains impaired with no fair value at June 30, 2026. There was no interest income on the loan receivable during three and six months ended June 30, 2026 and all of 2025.
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
During the period from November 15, 2024 to October 16, 2025, the Company provided services to GA Holdings in accordance with a transition services agreement for accounting, information technology and other administration services. During the three and six months ended June 30, 2025, the Company recorded fee revenues for these services in the amount of $563 and $1,694, respectively. Pursuant to an existing consulting arrangement, as amended on December 31, 2025 to extend the term through December 31, 2026, the Company also paid $12 and $105 respectively, of consulting fees to the consultant, who was hired in July 2025 as the chief executive officer of GA Holdings, during the three and six months ended June 30, 2026.
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
Other
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended June 30, 2026 and 2025, the Company earned $400 and $1,964 of fees related to these services, respectively. During the six months ended June 30, 2026 and 2025, the Company earned $400 and $2,621 of fees related to these services, respectively.
The Company established BRC Trust on January 6, 2025, for the purpose of transferring and liquidating the assets of BRCPOF. After the formation of the BRC Trust, BRCPOF transferred its assets and liabilities to the BRC Trust. The Company determined the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights, and substantially all of the activities are conducted on behalf of the Company which owns 13.3%, and related parties of the Company which include executive officers and members of the board of directors of the Company owning 58.2% of the equity interest in the Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidated the BRC Trust upon its formation.

NOTE 25 — BUSINESS SEGMENTS
The following is a summary of certain financial data for each of the Company’s reportable segments:

Three Months Ended June 30, 2026	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate & All Other(1)	Total
Revenues - Services and fees(2)	$45,939	$48,702	$38,788	$8,281	$6,878	$2,881	$—	$151,469	$22,126	$173,595
Trading gains (losses), net	4,363	9,251	—	—	—	—	—	13,614	(740)	12,874
Fair value adjustment on loans	751	—	—	—	—	—	—	751	3,494	4,245
Interest income - loans	1,027	—	—	—	—	—	—	1,027	1,144	2,171
Interest income - securities lending	1,632	—	—	—	—	—	—	1,632	—	1,632
Revenues - Sale of goods	—	—	—	286	490	—	43,537	44,313	287	44,600
Total revenues	53,712	57,953	38,788	8,567	7,368	2,881	43,537	212,806	26,311	239,117
Direct cost of services	—	—	(21,306)	(1,698)	(2,211)	(884)	—	(26,099)	(3,265)	(29,364)
Cost of goods sold	—	—	—	(274)	(497)	—	(30,282)	(31,053)	(308)	(31,361)
Employee compensation and benefits	(28,182)	(33,266)	(4,016)	(642)	(311)	(201)	(9,604)	(76,222)	(12,365)	(88,587)
Professional services	(366)	(255)	(28)	(297)	(74)	(30)	(1,244)	(2,294)	(9,653)	(11,947)
Occupancy-related costs	(1,593)	(1,946)	(549)	(345)	(444)	(158)	(1,214)	(6,249)	(3,032)	(9,281)
Depreciation and amortization	(197)	(384)	(3,213)	(846)	(469)	(21)	(1,701)	(6,831)	(717)	(7,548)
Other selling, general and administrative expenses(3)	(7,593)	(4,555)	(4,357)	(292)	(365)	(98)	(1,056)	(18,316)	2,302	(16,014)
Restructuring charge	(1,757)	(29)	—	—	—	—	(128)	(1,914)	—	(1,914)
Impairment of tradename	—	—	—	—	—	—	(4,000)	(4,000)	—	(4,000)
Interest expense - Securities lending and loan participations sold	(906)	—	—	—	—	—	—	(906)	—	(906)
Segment income (loss)	$13,118	$17,518	$5,319	$4,173	$2,997	$1,489	$(5,692)	$38,922	$(727)	$38,195

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, and individual investment and lending entities.
(2)	Revenues - Services and fees for the Corporate and All Other category includes intersegment eliminations.
(3)	Other selling, general and administrative expenses for the Corporate and All Other category includes intersegment eliminations and corporate expense allocations to segments.

Three Months Ended June 30, 2025	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate & All Other(1)	Total
Revenues - Services and fees(2)	$37,919	$33,421	$39,907	$9,473	$8,065	$3,287	$—	$132,072	$13,700	$145,772
Trading gains, net	21,249	5,200	—	—	—	—	—	26,449	1,231	27,680
Fair value adjustment on loans	—	—	—	—	—	—	—	—	800	800
Interest income - loans	—	—	—	—	—	—	—	—	3,853	3,853
Interest income - securities lending	2,124	—	—	—	—	—	—	2,124	—	2,124
Revenues - Sale of goods	—	—	—	304	1,167	—	43,284	44,755	318	45,073
Total revenues	61,292	38,621	39,907	9,777	9,232	3,287	43,284	205,400	19,902	225,302
Direct cost of services	—	—	(22,957)	(1,868)	(3,738)	(1,011)	—	(29,574)	(3,642)	(33,216)
Cost of goods sold	—	—	—	(316)	(1,401)	—	(33,031)	(34,748)	(365)	(35,113)
Employee compensation and benefits	(29,259)	(29,499)	(4,884)	(762)	(748)	(358)	(9,158)	(74,668)	(14,474)	(89,142)
Professional services	(923)	(582)	(149)	(313)	(93)	(28)	(800)	(2,888)	(8,766)	(11,654)
Occupancy-related costs	(1,636)	(4,513)	(757)	(385)	(621)	(182)	(1,483)	(9,577)	(4,701)	(14,278)
Depreciation and amortization	(680)	(411)	(3,329)	(878)	(483)	(64)	(1,952)	(7,797)	(848)	(8,645)
Other selling, general and administrative expenses(3)	(9,919)	(4,935)	(4,904)	(165)	(343)	(94)	(1,228)	(21,588)	2,938	(18,650)
Restructuring charge	—	—	—	—	—	—	(36)	(36)	(285)	(321)
Impairment of tradename	—	—	—	—	—	—	(1,500)	(1,500)	—	(1,500)
Interest expense - Securities lending and loan participations sold	(1,655)	—	—	—	—	—	—	(1,655)	(313)	(1,968)
Segment income (loss)	$17,220	$(1,319)	$2,927	$5,090	$1,805	$1,550	$(5,904)	$21,369	$(10,554)	$10,815

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, and individual investment and lending entities.
(2)	Revenues - Services and fees for the Corporate and All Other category includes intersegment eliminations.
(3)	Other selling, general and administrative expenses for the Corporate and All Other category includes intersegment eliminations and corporate expense allocations to segments.

Six Months Ended June 30, 2026	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate & All Other(1)	Total
Revenues - Services and fees(2)	$81,489	$90,781	$79,578	$16,754	$13,904	$5,702	$—	$288,208	$37,509	$325,717
Trading gains (losses), net	139,666	19,347	—	—	—	—	—	159,013	(1,078)	157,935
Fair value adjustment on loans	751	—	—	—	—	—	—	751	10,039	10,790
Interest income - loans	1,034	—	—	—	—	—	—	1,034	2,851	3,885
Interest income - securities lending	2,883	—	—	—	—	—	—	2,883	—	2,883
Revenues - Sale of goods	—	—	—	596	1,001	—	87,652	89,249	718	89,967
Total revenues	225,823	110,128	79,578	17,350	14,905	5,702	87,652	541,138	50,039	591,177
Direct cost of services	—	—	(44,969)	(3,405)	(4,428)	(1,779)	—	(54,581)	(6,485)	(61,066)
Cost of goods sold	—	—	—	(556)	(1,026)	—	(61,460)	(63,042)	(684)	(63,726)
Employee compensation and benefits	(54,373)	(64,453)	(8,591)	(1,367)	(679)	(331)	(18,911)	(148,705)	(27,049)	(175,754)
Professional services	(896)	(511)	(55)	(626)	(151)	(72)	(2,895)	(5,206)	(23,217)	(28,423)
Occupancy-related costs	(3,231)	(4,117)	(1,243)	(697)	(931)	(309)	(2,761)	(13,289)	(6,475)	(19,764)
Depreciation and amortization	(474)	(769)	(6,431)	(1,693)	(939)	(44)	(3,357)	(13,707)	(1,430)	(15,137)
Other selling, general and administrative expenses(3)	(13,116)	(6,747)	(9,206)	(582)	(677)	(205)	(2,473)	(33,006)	4,359	(28,647)
Restructuring charge	(1,757)	(29)	—	—	—	—	(128)	(1,914)	—	(1,914)
Impairment of tradename	—	—	—	—	—	—	(4,000)	(4,000)	—	(4,000)
Interest expense - Securities lending and loan participations sold	(1,623)	—	—	—	—	—	—	(1,623)	—	(1,623)
Segment income (loss)	$150,353	$33,502	$9,083	$8,424	$6,074	$2,962	$(8,333)	$202,065	$(10,942)	$191,123

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, and individual investment and lending entities.
(2)	Revenues - Services and fees for the Corporate and All Other category includes intersegment eliminations.
(3)	Other selling, general and administrative expenses for the Corporate and All Other category includes intersegment eliminations and corporate expense allocations to segments.

Six Months Ended June 30, 2025	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate & All Other(1)	Total
Revenues - Services and fees(2)	$59,511	$80,087	$81,460	$18,919	$16,606	$6,920	$—	$263,503	$41,108	$304,611
Trading gains, net	3,983	5,812	—	—	—	—	—	9,795	1,714	11,509
Fair value adjustment on loans	(3,131)	—	—	—	—	—	—	(3,131)	(4,165)	(7,296)
Interest income - loans	65	—	—	—	—	—	—	65	6,984	7,049
Interest income - securities lending	2,964	—	—	—	—	—	—	2,964	—	2,964
Revenues - Sale of goods	—	—	—	659	2,113	—	85,387	88,159	4,369	92,528
Total revenues	63,392	85,899	81,460	19,578	18,719	6,920	85,387	361,355	50,010	411,365
Direct cost of services	—	—	(48,121)	(3,858)	(8,034)	(2,185)	—	(62,198)	(13,718)	(75,916)
Cost of goods sold	—	—	—	(650)	(2,584)	—	(64,660)	(67,894)	(3,952)	(71,846)
Employee compensation and benefits	(50,963)	(63,169)	(9,656)	(1,506)	(1,502)	(603)	(19,061)	(146,460)	(34,665)	(181,125)
Professional services	(1,491)	(991)	(343)	(794)	(178)	(40)	(1,975)	(5,812)	(24,066)	(29,878)
Occupancy-related costs	(3,675)	(7,995)	(1,615)	(756)	(1,246)	(353)	(2,933)	(18,573)	(8,029)	(26,602)
Depreciation and amortization	(1,361)	(1,417)	(6,646)	(1,758)	(966)	(136)	(3,864)	(16,148)	(2,498)	(18,646)
Other selling, general and administrative expenses(3)	(22,276)	(11,922)	(9,753)	(550)	(660)	(199)	(2,403)	(47,763)	(5,743)	(53,506)
Restructuring charge	—	—	—	—	—	—	(36)	(36)	(285)	(321)
Impairment of tradename	—	—	—	—	—	—	(1,500)	(1,500)	—	(1,500)
Interest expense - Securities lending and loan participations sold	(2,149)	—	—	—	—	—	—	(2,149)	(538)	(2,687)
Segment (loss) income	$(18,523)	$405	$5,326	$9,706	$3,549	$3,404	$(11,045)	$(7,178)	$(43,484)	$(50,662)

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, Nogin (deconsolidated in March 2025), Atlantic Coast Recycling (sold in March 2025), and individual investment and lending entities.
(2)	Revenues - Services and fees for the Corporate and All Other category includes intersegment eliminations.
(3)	Other selling, general and administrative expenses for the Corporate and All Other category includes intersegment eliminations and corporate expense allocations to segments.

Reconciliation of Segment Income (Loss) to Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment income (loss)	$38,195	10,815	$191,123	$(50,662)
Interest income	339	492	697	1,978
Dividend income	133	122	802	257
Realized and unrealized gains (losses) on investments	12,092	10,216	117,192	(4,284)
Change in fair value of financial instruments and other	1,546	11,884	(2,881)	12,806
Gain on sale and deconsolidation of businesses	—	5,372	—	86,213
Gain on senior note exchange	—	44,454	—	54,986
(Loss) income from equity investments	(5,459)	25,603	(4,133)	25,051
(Loss) gain on extinguishment of debt	(1,283)	(10,266)	1,607	(20,693)
Interest expense:
Capital Markets segment	—	—	—	(30)
Lingo segment	—	—	—	(66)
Consumer Products segment	(354)	(443)	(733)	(860)
Corporate and All Other	(17,662)	(23,509)	(37,077)	(52,960)
Interest expense	(18,016)	(23,952)	(37,810)	(53,916)
Income from continuing operations before income taxes	27,547	74,740	266,597	51,736
Provision for income taxes	(5,950)	(3,053)	(22,841)	(11)
Income from continuing operations	21,597	71,687	243,756	51,725
Income from discontinued operations, net of income taxes	—	69,312	—	72,707
Net income	21,597	140,999	243,756	124,432
Net income (loss) attributable to noncontrolling interests	1,048	1,528	9,934	(5,064)
Net income attributable to BRC Group Holdings, Inc.	20,549	139,471	233,822	129,496
Preferred stock dividends	2,015	2,015	4,030	4,030
Net income available to common shareholders	$18,534	$137,456	$229,792	$125,466

The following table presents revenues by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Services and fees
North America	$173,595	$145,772	$325,717	$304,611

Trading gains, net
North America	12,874	27,680	157,935	11,509

Fair value adjustments on loans
North America	4,245	800	10,790	(7,296)

Interest income - loans
North America	2,171	3,853	3,885	7,049

Interest income - securities lending
North America	1,632	2,124	2,883	2,964

Sale of goods
North America	23,609	22,598	46,147	48,819
Australia	1,973	2,563	4,111	4,682
Europe, Middle East, and Africa	11,095	12,743	23,874	24,970
Asia	5,989	5,327	11,688	10,277
Latin America	1,934	1,842	4,147	3,780
Total - Sale of goods	44,600	45,073	$89,967	$92,528

Total Revenues
North America	218,126	202,827	$547,357	$367,656
Australia	1,973	2,563	4,111	4,682
Europe, Middle East, and Africa	11,095	12,743	23,874	24,970
Asia	5,989	5,327	11,688	10,277
Latin America	1,934	1,842	4,147	3,780
Total Revenues	$239,117	$225,302	$591,177	$411,365

The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	June 30, 2026	December 31, 2025
Long-lived Assets - Property and Equipment, net:
North America	$17,766	$17,450
Europe	30	88
Asia Pacific	46	62
Australia	8	6
Total	$17,850	$17,606
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

On February 2, 2026, a stockholder derivative complaint was filed by Adrian Rubio in the U.S. Federal District Court, Central District of California on behalf of the Company and against the members of the Company’s Board of Directors and certain of the Company’s executive officers. The complaint alleges that certain of the Company’s officers and the board of directors substantially damaged the Company by filing false and misleading statements that omitted material adverse facts regarding Brian Kahn’s involvement in the Prophecy fraud and the regulatory scrutiny that the Company would face because of its entanglements with Kahn and Franchise Group. Claims include breach of fiduciary duties and unjust enrichment. The parties have agreed to stay this action pending decisions in the other derivative matters, and a stipulation to that effect has been accepted by the court. The Company believes that these claims are meritless and intends to defend this action.

On January 2, 2026, a stockholder derivative complaint was filed by Joel Friedman in the U.S. Federal District Court, Central District of California on behalf of the Company and against the members of the Company’s Board of Directors and certain of the Company’s executive officers. The complaint alleges that certain of the Company’s officers and the board of directors substantially damaged the Company by filing false and misleading statements that omitted material adverse facts regarding Brian Kahn’s involvement in the Prophecy fraud and the regulatory scrutiny that the Company would face because of its entanglements with Kahn and Franchise Group. Claims include breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The parties have agreed to stay this action pending decisions in the other derivative matters, and a stipulation to that effect has been submitted to the court. The Company believes that these claims are meritless and intends to defend this action.

On July 11, 2025, the Company’s subsidiary, BRS, received a demand letter from certain parties that invested in a special purpose entity that in turn invested in the going private transaction (the “Transaction”) in August 2023 of Franchise Group, Inc. An arbitration demand (the “Demand”) was filed by such parties with the American Arbitration Association on October 10, 2025 against BRS and related entities (the “BR Defendants”). The Demand alleges that the BR Defendants (i) failed to disclose certain material facts regarding FRG and the Transaction in violation of certain securities laws, (ii) committed fraud and/or civil conspiracy, and (iii) breached fiduciary duties and aided and abetted the breach of fiduciary duties. Such investors seek rescission of the aggregate investment amount of $37,500 plus interest thereon and related fees and expenses. The Company believes such claims are meritless and intends to defend such action.

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

On July 19, 2024, the Company received a demand from two stockholders, Renato Rene Amio and Stephen Edwards, to inspect certain of the Company’s books and records pursuant to Section 220 of the Delaware General Corporation Law, focused on the Company’s business dealings with Mr. Kahn and the FRG take-private transaction, and the Company produced documents in response. On January 16, 2026, the same stockholders delivered a pre-suit litigation demand to the Company’s Board of Directors demanding that the Board pursue claims against certain officers and directors for alleged breaches of fiduciary duty, citing Mr. Kahn’s December 2025 guilty plea, alleging that the Board knew or should have known of Mr. Kahn’s history, criticizing the Company’s internal investigations, and seeking disgorgement of compensation, personnel action, and corporate governance reforms. The demand does not specify an amount of alleged damages. The Company believes any resulting claims would be without merit and intends to respond in due course.

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

On July 3, 2024, each of the Company and Bryant Riley, Chairman and Co-Chief Executive Officer, received a subpoena from the SEC requesting the production of certain documents and other information primarily related to (i) the Company’s business dealings with Mr. Kahn, (ii) certain transactions in an unrelated public company’s securities, and (iii) the communications and related compliance and other policies and procedures of certain of its regulated subsidiaries. On November 22, 2024, each of the Company and Mr. Riley received an additional SEC subpoena requesting the production of certain additional documents and information relating to Franchise Group, Inc. (including its holding company, Freedom VCM Holdings, LLC) as well as Mr. Riley’s personal loan and his pledge of shares of the Company’s common stock as collateral for such loan. In June 2026, the SEC issued subpoenas to certain current and former employees seeking their testimony. As previously disclosed on April 23, 2024, the Audit Committee of the Company’s Board of Directors, with the assistance of Sullivan & Cromwell LLP, the Company’s legal counsel, conducted an internal review, and separately the Audit Committee retained Winston & Strawn LLP, independent legal counsel, to conduct an independent investigation, to review transactions among Mr. Kahn (and his affiliates) and the Company (and its affiliates). The review and the investigation both confirmed that the Company and its executives, including Mr. Riley, had no involvement with, or knowledge of, any alleged misconduct concerning Mr. Kahn or any of his affiliates. The receipt of subpoenas is not an indication that the SEC or its staff has determined that any violations of law have occurred. Both the Company and Mr. Riley are responding to the subpoenas and are fully cooperating with the SEC.

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

On September 21, 2023, BRCC, a wholly owned subsidiary of the Company, received a demand alleging that certain payments to BRCC in the aggregate amount of approximately $32,166 made by Sorrento Therapeutics, Inc. (“Sorrento”), a Chapter 11 debtor in U.S. Bankruptcy Court, Southern District of Texas (the “Court”), pursuant to that certain Bridge Loan Agreement dated September 30, 2022 between Sorrento and BRCC, are avoidable as preferential transfers (the “Alleged Preferences”). On June 16, 2025, the liquidating trustee (the “Trustee”) on behalf of the Sorrento Liquidating Trust filed a complaint with the Court in an adversary proceeding seeking to avoid and recover the Alleged Preferences. On September 12, 2025, the Court denied BRCC’s motion to dismiss. The Company believes that the Trustee’s claims lack merit and intends to continue to assert its statutory defenses to defeat such claims.

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
On December 22, 2021, the Company entered into a general agreement of indemnity in favor of one of B&W’s sureties. Pursuant to this indemnity agreement, the Company agreed to indemnify the surety in connection with a default by B&W under a €30,000 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. Under the agreement, the performance bond amount was reduced upon the satisfaction of specified contractual performance obligations. As of June 30, 2026, the Company’s indemnity obligation under the performance bond was €5,000.
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
The Company entered into two Written Put agreements in April and September of 2025 and the September 2025 Written Put agreement has been subsequently amended. Under the Written Put agreements, the Issuers may require the Company to purchase up to: (i) $15,000 of the Issuer’s convertible preferred stock prior to March 24, 2027 and (ii) $2,000,000 of the Issuer’s convertible preferred stock prior to August 27, 2029, subject to limitations. The maximum put notice is (i) $500 per week in the aggregate and (ii) $150,000 per issuance and no more than one put notice a week, respectively. Conversion of the preferred stock is subject to a 19.99% conversion limitation pursuant to the applicable Nasdaq Listing Rules.

If exercised, the Company would remit cash and receive preferred shares at a discount to their stated value, with the preferred stock convertible at the Company’s option into common shares of the Issuer based on a formula tied to market prices. The preferred stock also includes a contingent redemption feature if the Issuer’s common stock declines below a specified price threshold.

During the three and six months ended June 30, 2026, the Company purchased an aggregate of $225,000 and $375,000 of preferred shares pursuant to the April 2025 agreement. As of June 30, 2026, future commitments for the Written Puts include: (i) $12,700, which does not meet the requirements to be put by one Issuer, due to a decrease in stock price below the required floor as of the balance sheet date and (ii) $960,000, which remained outstanding from another Issuer and had not been exercised, and no amounts were due (see Note 5 - Fair Value Measurements).

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

Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: volatility in our revenues and results of operations; changing conditions in the financial markets; developments that may arise related to our prior investment in Freedom VCM Holdings, LLC (“Freedom Holdings”) and prior business relationship with Brian Kahn (the former CEO of Freedom Holdings); the receipt by the Company and Bryant Riley of subpoenas from the SEC; material weaknesses in internal control over financial reporting; our ability to generate sufficient revenues to achieve and maintain profitability; failure to comply with the terms of our credit agreements or senior notes; the level of our indebtedness; our ability to meet future capital requirements; our exposure to credit risk; the short term nature of our engagements; failure to successfully compete in any of our businesses; the illiquidity of, and additional potential losses from, our proprietary investments; potential liability and harm to our reputation if we were to provide an inaccurate appraisal or valuation; potential mark-downs in inventory in connection with purchase transactions; loss of key personnel; our ability to borrow under our credit facilities; our dependence on communications, information and other systems and third parties; the potential loss of financial institution clients; the diversion of management time on divestiture-related issues; the impact of legal proceedings, including in respect of matters related to Freedom Holdings and Brian Kahn; the activities of short sellers and their impact on our business and reputation; changing economic and market conditions, including inflation and any actions by the Federal Reserve to address inflation, and the possibility of recession or an economic downturn; the effects of tariffs and other governmental initiatives, and related impacts including supply chain disruptions, labor shortages and increased labor costs; and the effect of geopolitical instability, including wars, conflicts and terrorist attacks, including the impacts of Russia’s invasion of Ukraine and conflicts in the Middle East. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

Management evaluates many different financial and non-financial metrics to assess the individual performance of each of these various businesses. However, across most businesses, management primarily assesses each business’s financial performance based upon each business’s revenues and operating profits generated excluding non-cash charges and the impact of gains and losses related to securities and other investments held. Management believes that gains and losses on individual investments are generally impacted by individual characteristics specific to each investment and although this has an impact on our overall financial performance, the impact of these gains and losses may not be indicative of the overall strength or weakness in each of our business operations. Additionally, in evaluating the financial performance of each of our businesses, management monitors the increase or decrease in operating results from period to period while factoring in the relative volatility inherent in each industry in which these businesses operate. Management recognizes that some of the Company’s businesses exhibit more volatile results.

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

Revenues from the Wealth Management segment are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues - Services and fees
Brokerage revenues	$16,101	$15,369	$31,762	$33,715
Advisory revenues	10,830	12,163	21,801	28,597
Other	21,771	5,889	37,218	17,775
Total services and fees revenue	48,702	33,421	90,781	80,087
Trading gains, net	9,251	5,200	19,347	5,812
Total revenues	$57,953	$38,621	$110,128	$85,899
Total assets under management were approximately $12.1 billion and $13.0 billion at June 30, 2026 and December 31, 2025, respectively. Of these amounts, advisory assets under management totaled approximately $4.6 billion at June 30, 2026 and $4.3 billion at December 31, 2025. Advisory revenues were 0.24% and 0.27% of average advisory assets under management during the three months ended June 30, 2026 and 2025, respectively and 0.25% and 0.26% for the six months ended June 30, 2026 and 2025, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Broker revenues are primarily comprised of commissions and fees earned from trading activities from brokerage client assets. Other revenues are primarily comprised of tax service fees and management fees earned from comprehensive client focused services performed.
Lingo Segment – Lingo Management, LLC and its subsidiary Bullseye Telecom (together, “Lingo”) is a global cloud/unified communications and managed service provider to Enterprise and Small to Medium Businesses in the United States. Lingo primarily re-sells Plain Old Telephone Services (“POTS”), Broadband data services and Managed Security services in addition to the Cloud Voice, POTS Alternative and business collaboration communication services.

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

Securities and Other Investments Owned Portfolio – We have a portfolio of securities and other investments owned that consists of public equity securities, private securities, partnership interests and other investments, corporate bonds and other fixed income securities as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$386,996	$174,011
Double Down Interactive Co., Ltd - common stock	18,751	30,010
Applied Digital Corporation - common stock	1,008	12,137
Other public equities	25,641	17,041
Total public equity securities	432,396	233,199

Private Equity Securities:
Applied Digital Corporation - preferred stock	80,040	41,115
Other private equities	92,538	94,490
Total private equity securities	172,578	135,605

Total equity securities	604,974	368,804

Corporate bonds	28,166	31,751
Other fixed income securities	5,175	4,373
Partnership interests - investment funds holding SpaceX positions	83,026	40,082
Partnership interest and other	2,374	1,833
Total securities and other investments owned	$723,715	$446,843
Total securities and other investments owned increased $276.9 million during the six months ended June 30, 2026 primarily due to the following:
•$213.0 million increase in the carrying values of Babcock & Wilcox Enterprises, Inc.’s (“B&W”) common stock due to an increase in the public share price during the current period.
•$11.3 million decrease in the carrying values of our Double Down Interactive Co., Ltd common stock primarily driven by sales of the securities partially offset by an increase in the public share price during the period.
•$11.1 million decrease in the carrying value of our Applied Digital Corporation (“APLD”) common stock was driven by dispositions during the period.
•$8.6 million increase in the carrying values of our investments in other public equities driven by net additions during the period.
•$38.9 million increase in the carrying values of our investments in APLD preferred stock is due to additions in the current period.
•$2.0 million decrease in the carrying values of our investments in other private equities driven primarily by net dispositions and, to a lesser extent, a decrease in market value of certain private securities during the period.
•$3.6 million decrease in the carrying values of our investments in corporate bonds driven primarily by decrease in the public per unit price, partially offset by net additions during the period.
•$0.8 million increase in the carrying values of our investments in other fixed income securities driven primarily by net additions during the period.

•$42.9 million increase in the carrying value of our partnership interest from carried interest related to investment funds holding positions in SpaceX driven by an increase in market value.
•$0.5 million increase in the carrying values of our investments in other partnership interests and other securities primarily driven by net increase in market value of certain securities during the period.
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
At June 30, 2026, as a result of the current financial performance of the Targus subsidiary, which comprises the reporting unit of all operations within the Consumer Products segment, and current market conditions, the Company performed an interim quantitative impairment assessment of the Targus tradename. The Company utilized the relief-from-royalty method to estimate the fair value of the Targus tradename, with key inputs including a long-term revenue growth rate of 3.0%, a discount rate of 22.0%, and a royalty rate of 1.0%. This resulted in an impairment charge for the Targus tradename in the amount of $4.0 million at June 30, 2026. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge for the tradename. Any changes from our current estimates and assumptions that result in materially different estimates and assumptions in the future in response to changing economic conditions, changes in our business, or for other reasons could result in the recognition of additional impairment charges in future periods. There were no impairments of goodwill or indefinite-lived intangibles of other reporting units identified on an interim basis during the six months ended June 30, 2026.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Revenues:
Services and fees	$173,595	$145,772	$27,823	19.1%
Trading gains, net	12,874	27,680	(14,806)	(53.5)%
Fair value adjustments on loans	4,245	800	3,445	430.6%
Interest income - loans	2,171	3,853	(1,682)	(43.7)%
Interest income - securities lending	1,632	2,124	(492)	(23.2)%
Sale of goods	44,600	45,073	(473)	(1.0)%
Total revenues	239,117	225,302	13,815	6.1%
Operating expenses:
Direct cost of services	29,364	33,216	(3,852)	(11.6)%
Cost of goods sold	31,361	35,113	(3,752)	(10.7)%
Selling, general and administrative expenses	133,377	142,369	(8,992)	(6.3)%
Restructuring charge	1,914	321	1,593	496.3%
Impairment of tradename	4,000	1,500	2,500	166.7%
Interest expense - Securities lending and loan participations sold	906	1,968	(1,062)	(54.0)%
Total operating expenses	200,922	214,487	(13,565)	(6.3)%
Operating income	38,195	10,815	27,380	253.2%
Other income (expense):
Interest income	339	492	(153)	(31.1)%
Dividend income	133	122	11	9.0%
Realized and unrealized gains on investments	12,092	10,216	1,876	18.4%
Change in fair value of financial instruments and other	1,546	11,884	(10,338)	(87.0)%
Gain on sale and deconsolidation of businesses	—	5,372	(5,372)	n/m
Gain on senior note exchange	—	44,454	(44,454)	n/m
(Loss) income from equity investments	(5,459)	25,603	(31,062)	n/m
Loss on extinguishment of debt	(1,283)	(10,266)	8,983	(87.5)%
Interest expense	(18,016)	(23,952)	5,936	(24.8)%
Income from continuing operations before income taxes	27,547	74,740	(47,193)	(63.1)%
Provision for income taxes	(5,950)	(3,053)	(2,897)	94.9%
Income from continuing operations	21,597	71,687	(50,090)	(69.9)%
Income from discontinued operations, net of income taxes	—	69,312	(69,312)	n/m
Net income	21,597	140,999	(119,402)	(84.7)%
Net income attributable to noncontrolling interests	1,048	1,528	(480)	(31.4)%
Net income attributable to BRC Group Holdings, Inc.	20,549	139,471	(118,922)	(85.3)%
Preferred stock dividends	2,015	2,015	—	—%
Net income available to common shareholders	$18,534	$137,456	$(118,922)	(86.5)%
_____________________________________________
n/m - Not applicable or not meaningful.

Revenues
The table below, and the discussion that follows, are based on how we analyze our business.

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Services and fees:
Capital Markets segment	$45,939	$37,919	$8,020	21.2%
Wealth Management segment	48,702	33,421	15,281	45.7%
Lingo segment	38,788	39,907	(1,119)	(2.8)%
magicJack segment	8,281	9,473	(1,192)	(12.6)%
Marconi Wireless segment	6,878	8,065	(1,187)	(14.7)%
UOL segment	2,881	3,287	(406)	(12.4)%
Corporate and All Other	22,126	13,700	8,426	61.5%
Subtotal	173,595	145,772	27,823	19.1%

Trading gains (losses), net:
Capital Markets segment	4,363	21,249	(16,886)	(79.5)%
Wealth Management segment	9,251	5,200	4,051	77.9%
Corporate and All Other	(740)	1,231	(1,971)	(160.1)%
Subtotal	12,874	27,680	(14,806)	(53.5)%

Fair value adjustments on loans:
Capital Markets segment	751	—	751	n/m
Corporate and All Other	3,494	800	2,694	336.8%
Subtotal	4,245	800	3,445	430.6%

Interest income - loans:
Capital Markets segment	1,027	—	1,027	n/m
Corporate and All Other	1,144	3,853	(2,709)	(70.3)%
Subtotal	2,171	3,853	(1,682)	(43.7)%

Interest income - securities lending:
Capital Markets segment	1,632	2,124	(492)	(23.2)%

Sale of goods:
magicJack segment	286	304	(18)	(5.9)%
Marconi Wireless segment	490	1,167	(677)	(58.0)%
Consumer Products segment	43,537	43,284	253	0.6%
Corporate and All Other	287	318	(31)	(9.7)%
Subtotal	44,600	45,073	(473)	(1.0)%

Total revenues	$239,117	$225,302	$13,815	6.1%
_____________________________________________
n/m - Not applicable or not meaningful.

Services and fees
Total increase in services and fees revenues during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$15.3 million increase in Wealth Management segment primarily driven by $16.3 million in income from carried interest primarily related to investment funds holding positions in SpaceX, partially offset by a $1.3 million decrease in advisory fees and a $0.4 million decrease in other income;
•$8.4 million increase in Corporate and All Other non-reportable operating segments driven by income of $12.9 million from carried interest primarily related to investment funds holding positions in SpaceX, partially offset by a reduction in commissions related to APLD finder fees of $2.4 million and a decline at bebe of $1.0 million;
•$8.0 million increase in Capital Markets segment, driven by higher underwriting revenues of $4.4 million, increased finder fees of $2.4 million, higher securities lending locate fees of $1.8 million, higher secondary commissions of $1.7 million, and higher ATM and private placement revenues, net of a $3.2 million decrease in M&A and advisory fees; partially offset by:
•$1.2 million decrease in magicJack segment, driven by fewer active customers resulting in lower renewal revenues and lower device service revenues;
•$1.2 million decrease in Marconi Wireless segment, driven by lower service revenues attributable to an ongoing decline in active customers;
•$1.1 million decrease in Lingo segment, driven by fewer POTS and broadband subscribers as customers migrated to VoIP services, partially offset by VoIP growth from those same conversions;
•$0.4 million decrease in UOL segment, driven by declines in internet access subscribers in addition to discontinuing telecom resale services.
Trading gains, net
Total decrease in net trading gains (losses) during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$16.9 million decrease in Capital Markets segment, primarily driven by lower net trading gains in the current year period, driven by gains of $8.0 million with APLD, $2.6 million with U.S. Treasuries, $1.7 million with certain equity and various other securities, partially offset by a $9.2 million loss with B&W, compared to net trading gains in the prior year period of $4.4 million with B&W, $4.1 million with APLD, $6.5 million with certain equity securities, $2.2 million with U.S. Treasuries, and net gains from various other securities;
•$2.0 million decrease in Corporate and All Other non-reportable operating segments primarily driven by increases in unrealized losses for certain securities in the current year period; partially offset by:
•$4.1 million increase in Wealth Management segment, driven by revenue from the Variable Rate Transactions (“VRT”) of $2.7 million, net gains on certain equity securities of $0.6 million, and net gains from bond and structured trading activity.
Fair value adjustments on loans
We have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

				Fair Value Adjustments on Loans Receivable
		At Fair Value		Three Months Ended June 30,
	Industry or Type of Loan	June 30, 2026	December 31, 2025	2026	2025
Related Party Loans Receivable:
Vintage Capital Management, LLC	Retail / consumer	n/a	$1,835	$—	$(866)
Conn’s, Inc.(1)	Retail / consumer	n/a	—	n/a	—
Other related party loans	Services, oil & gas and industrial	1,035	1,000	82	(126)
Total related party loans receivable		1,035	2,835	82	(992)

XBP Americas, LLC	Technology	15,041	21,415	287	2,049
Norlin EV Limited	Real estate	n/a	10	1,201	(257)
Conn’s, Inc.(1)	Retail / consumer	—	n/a	1,930	n/a
Enovum NC-1 Venture, LLC, a subsidiary of a public AI Infrastructure company	Internet Services and Infrastructure	19,794	—	161	—
Other loans receivable	Various	2,932	2,043	584	—
Total loans receivable		$38,802	$26,303	$4,245	$800
(1) The Conn’s, Inc. loan receivable was written off in January 2026 and is no longer a related party loan receivable. Recovery of proceeds from the loan receivable is contingent upon collecting amounts from the Conn’s bankruptcy estate. During the three months ended June 30, 2026, the Company recovered $1,930 of proceeds from the Conn’s bankruptcy estate, and it is reported as a fair value adjustment.

The $3.4 million favorable variance in fair value adjustments related to our loans receivable during the three months ended June 30, 2026, when compared to the same period in the prior year, was primarily driven by $1.9 million in proceeds recovered from the Conn's, Inc. bankruptcy estate and a $1.2 million fair value increase on the Norlin EV Limited loan, partially offset by a $(1.8) million decrease in fair value adjustments on the XBP Americas, LLC loan compared to the prior year period.
Interest income - loans
The $1.7 million decrease in interest income related to loans receivable for the three months ended June 30, 2026, compared to the same period in the prior year, was primarily driven by declines across the Exela portfolios of $2.1 million, GA Group portfolios of $0.4 million, and Norlin EV Limited of $0.2 million, partially offset by an increase of $1.0 million due to a loan entered with Enovum NC-1 Venture, LLC during the current year period.
Interest income - securities lending

The $0.5 million decrease in interest income related to securities lending during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily driven by lower average spreads earned on equity securities lending, partially offset by higher average contract values across the portfolio.
Sale of goods
The decrease in sale of goods revenue during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily attributable to a $0.7 million decrease in the Marconi Wireless segment driven by lower product sales from an ongoing decline in active customers, partially offset by a $0.3 million increase in the Consumer Products segment.
Operating expenses
Direct cost of services
The decrease in direct cost of services during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:

•$1.7 million decrease from the Lingo segment due to lower POTS unit volume, partially offset by higher costs associated with the conversion to VoIP services;
•$1.5 million decrease from the Marconi Wireless segment due to fewer active lines and migration of its customer base to a lower-cost third-party network;
•$0.4 million decrease from the Corporate and All Other category was due to a decline at bebe driven by a reduction in store count and lower inventory levels in the current period, and
•$0.2 million decrease from the magicJack segment due to lower network costs from fewer active customers and lower personnel-related costs from reduced headcount.
Cost of goods sold
The decrease in cost of goods sold during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to a $2.7 million decrease from the Consumer Products segment attributable to higher inventory reserve charges recorded in the prior year period, and a $0.9 million decrease from the Marconi Wireless segment driven by lower product costs resulting from a decrease in the quantity of phones sold.
Selling, general and administrative expenses
Selling, general and administrative expenses during the three months ended June 30, 2026 and 2025 were comprised of the following:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$37,931	28.5%	$42,417	29.7%	$(4,486)	(10.6)%
Wealth Management segment	40,406	30.3%	39,940	28.1%	466	1.2%
Lingo segment	12,163	9.1%	14,023	9.8%	(1,860)	(13.3)%
magicJack segment	2,422	1.8%	2,503	1.8%	(81)	(3.2)%
Marconi Wireless segment	1,663	1.2%	2,288	1.6%	(625)	(27.3)%
UOL segment	508	0.4%	726	0.5%	(218)	(30.0)%
Consumer Products segment	14,819	11.1%	14,621	10.3%	198	1.4%
Corporate and All Other	23,465	17.6%	25,851	18.2%	(2,386)	(9.2)%
Total selling, general & administrative expenses	$133,377	100.0%	$142,369	100.0%	$(8,992)	(6.3)%
Capital Markets

The decrease in selling, general and administrative expenses in the Capital Markets segment during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:

•$2.3 million decrease in other selling, general and administrative expenses driven by a $1.1 million decrease in business license tax accrual recorded in the prior year period, lower investment banking deal expenses of $0.7 million, and lower corporate allocations of $0.6 million;
•$1.1 million decrease in employee compensation and benefits primarily due to a $1.5 million decrease in share-based compensation expense resulting from the vesting of prior year grants, and lower fixed compensation from reduced headcount, partially offset by a $0.9 million increase in commissions driven by higher investment banking activity;
•$0.6 million decrease in professional services primarily due to lower legal costs; and

•$0.5 million decrease in depreciation and amortization attributable to certain leasehold improvements and intangible assets being fully depreciated.

Wealth Management
The increase in selling, general and administrative expenses in the Wealth Management segment during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$3.8 million increase in employee compensation and benefits driven by VRT bonuses, commissions due to the income from carried interest primarily related to investment funds holding positions in SpaceX, and higher allocated costs from affiliates; partially offset by:
•$2.6 million and $0.4 million decreases in occupancy-related costs and other selling, general and administrative expenses, respectively, primarily driven by the sale of a portion of the Company's wealth management business to Stifel in April 2025; and
•$0.3 million decrease in professional services driven by lower legal and other consulting fees.
Lingo
The decrease in selling, general and administrative expenses in the Lingo segment during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$0.9 million decrease in employee compensation and benefits primarily due to a reduction in headcount, partially offset by higher allocated personnel costs from affiliates and higher accrued bonuses;
•$0.5 million decrease in other selling, general and administrative expenses primarily due to lower bad debt expense, lower filing and regulatory fees driven by lower sales, and lower business development expenses; and
•$0.2 million decrease in occupancy-related costs primarily due to reduced IT software and licensing costs associated with cost reduction initiatives.
Marconi Wireless
The decrease in selling, general and administrative expenses in the Marconi Wireless segment during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$0.4 million decrease in employee compensation and benefits primarily due to higher personnel cost allocations to affiliates and net headcount reductions; and

•$0.2 million decrease in occupancy-related costs primarily due to lower customer care costs reflecting reduced third-party agent needs as a result of fewer active customers and the completion of the network migration in 2025.
UOL
The decrease in selling, general and administrative expenses in the UOL segment during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to a $0.2 million decrease in employee compensation and benefits attributable to a reduction in headcount.
Consumer Products
The increase in selling, general and administrative expenses in the Consumer Products segment during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$0.4 million increase in employee compensation and benefits due to planned management bonus accruals in the current period and the absence of a severance accrual reversal recorded in the prior year period;
•$0.4 million increase in professional services primarily due to the reversal of a legal accrual recorded in the prior year period; partially offset by:
•$0.3 million decrease in occupancy-related costs due to a decrease in accrued costs associated with office space in the current period;

•$0.3 million decrease in depreciation and amortization primarily due to certain fixed and intangible assets that became fully depreciated or amortized in the prior year, resulting in lower charges in the current period; and

•$0.2 million decrease in other selling, general and administrative expenses due to lower marketing and insurance expenses, partially offset by higher bank charges.
Corporate and All Other
The decrease in selling, general and administrative expenses in the Corporate and All Other category during the three months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$2.1 million decrease in employee compensation and benefits primarily due to a reduction in headcount;
•$1.7 million decrease in occupancy-related costs primarily due to a decline at bebe resulting from a reduction in store count; partially offset by:
•$0.9 million increase in professional services primarily due to share-based compensation issued to the board of directors in the current period, partially offset by lower legal and other consulting fees; and
•$0.6 million increase in other selling, general and administrative expenses primarily due to a decrease in intersegment related expenses that eliminate upon consolidation, partially offset by lower transaction costs in the current period.
Restructuring charge
Restructuring charges of $1.9 million were recorded during the three months ended June 30, 2026, compared to $0.3 million during the three months ended June 30, 2025. The increase was primarily due to organizational realignments consisting of severance and related costs within the Capital Markets segment, compared to workforce reductions primarily within the Corporate and All Other category in the prior year period.
Impairment of tradename
Non-cash impairment charges of $4.0 million were recorded during the three months ended June 30, 2026, compared to $1.5 million during the three months ended June 30, 2025, both related to tradenames in the Consumer Products segment.
Interest expense - Securities lending and loan participations sold
Interest expense related to securities lending and loan participations was $0.9 million during the three months ended June 30, 2026, compared to $2.0 million during the three months ended June 30, 2025. The decrease was primarily due to lower average spreads in equity securities lending, partially offset by higher average contract values compared to the prior year period.
Other income (expense)
Realized and unrealized gains on investments
Realized and unrealized gains on investments was $12.1 million during the three months ended June 30, 2026 compared to a gain of $10.2 million during the three months ended June 30, 2025, which is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Three Months Ended June 30,
	2026	2025
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$(7,005)	$3,440
Babcock & Wilcox Enterprises, Inc. - preferred stock	—	289
Double Down Interactive Co., Ltd - common stock	10,633	(1,847)
Applied Digital Corporation - common stock	4,467	5,383
Other public equities	2,794	(803)
Subtotal	10,889	6,462

Private Equity Securities:
Applied Digital Corporation - preferred stock	3,607	—
Other private equities	(520)	415
Subtotal	3,087	415

Corporate bonds	(1,884)	3,339
Total	$12,092	$10,216
The $1.9 million increase in net realized and unrealized gains for the three months ended June 30, 2026 compared to the same period in 2025 was primarily driven by unrealized gains on Double Down Interactive Co., Ltd. common stock of $12.5 million and unrealized gains on Applied Digital Corporation preferred stock of $3.6 million, partially offset by unrealized losses on Babcock & Wilcox Enterprises, Inc. common stock of $10.4 million and a shift from gains to losses on corporate bonds of $5.2 million.
Change in fair value of financial instruments and other
Change in fair value of financial instruments and other was a gain of $1.5 million during the three months ended June 30, 2026, compared to a gain of $11.9 million during the three months ended June 30, 2025. The decrease was primarily due to realized and unrealized losses recognized in the current period compared to unrealized gains recognized in the prior year period on embedded derivatives and liability-classified warrants, partially offset by a gain recognized upon the cashless exercise of the Oaktree Warrants during the three months ended June 30, 2026.
Gain on sale and deconsolidation of businesses
There was no gain on sale and deconsolidation of business during the three months ended June 30, 2026, compared to a gain of $5.4 million during the three months ended June 30, 2025 due to the sale of a portion of the Company’s wealth management business to Stifel.
Gain on senior note exchange
There was no gain on senior note exchange during the three months ended June 30, 2026, compared to a gain of $44.5 million during the three months ended June 30, 2025, as the prior year period included gains recognized in connection with troubled debt restructurings involving the exchange of senior notes for New Notes at favorable terms, with no such transactions occurring in the current year period, as more fully discussed in Note 15 - Senior Notes Payable.
(Loss) income from equity investments
Loss from equity investments was $5.5 million during the three months ended June 30, 2026, compared to income of $25.6 million during the three months ended June 30, 2025. The decrease was primarily due to a loss recorded on the Company's investment in Great American Holdings, LLC (“GA Holdings”) under the HLBV method during the current year period, compared to income from GA Holdings and distributions received from GA Joann Retail Partnership, LLC in excess of the Company's investment balance in the prior year period.

(Loss) gain on extinguishment of debt
Loss on extinguishment of debt during the three months ended June 30, 2026 was $1.3 million compared to a loss of $10.3 million during the three months ended June 30, 2025. The current year loss was in connection with the Section 3(a)(9) Exchanges of senior notes for shares of the Company's common stock, compared to the prior year loss which was attributable to principal repayments on the Oaktree Credit Facility, as more fully discussed in Note 14 - Term Loans and Revolving Credit Facilities and Note 15 - Senior Notes Payable.
Interest expense
Interest expense was $18.0 million during the three months ended June 30, 2026, compared to $24.0 million during the three months ended June 30, 2025. The decrease in interest expense was primarily attributable to Corporate and All Other, driven by lower senior notes interest expense due to reduced outstanding principal balances resulting from the Section 3(a)(9) Exchanges and redemption of the 5.50% Senior Notes, as well as lower interest expense on the Oaktree Credit Facility due to principal paydowns, as more fully discussed in Note 14 - Term Loans and Revolving Credit Facilities and Note 15 - Senior Notes Payable.
Provision for income taxes
Provision for income taxes was $6.0 million during the three months ended June 30, 2026, compared to $3.1 million during the three months ended June 30, 2025. The effective income tax rate was 21.6% for the three months ended June 30, 2026, compared to 4.1% for the three months ended June 30, 2025. The current year provision is primarily comprised of estimated federal, state, and foreign taxes based on the expected annual effective tax rate for 2026, including the impact of the utilization of net operating loss carryforwards and disallowed interest expense carried forward from prior years. The prior year provision primarily reflected uncertain tax positions for state and foreign taxes, including interest and penalties.
Income from discontinued operations, net of income taxes
On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner Advisory & Capital Group, LLC (“GlassRatner”) and B. Riley Farber Advisory Inc. (“Farber”), and their results have been presented as discontinued operations for the three months ended June 30, 2025. Income from discontinued operations, net of tax, for GlassRatner and Farber was $69.3 million for the three months ended June 30, 2025. Refer to Note 4 - Discontinued Operations and Assets Held for Sale to the accompanying unaudited condensed consolidated financial statements for additional information.

Preferred stock dividends
Preferred stock dividends accrued were $2.0 million for the three months ended June 30, 2026 and 2025. On January 21, 2025, the Company announced that we had temporarily suspended dividends on our Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.

On April 30, 2026, the sixth quarterly Dividend Period (as defined in the applicable Certificate of Designation) for which dividends on our Series A Preferred Stock and Series B Preferred Stock have not been paid since the suspension occurred, resulting in a “Preferred Dividend Default” under each Certificate of Designation. See Note 22 – Stockholders’ Equity.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Revenues:
Services and fees	$325,717	$304,611	$21,106	6.9%
Trading gains, net	157,935	11,509	146,426	n/m
Fair value adjustments on loans	10,790	(7,296)	18,086	n/m
Interest income - loans	3,885	7,049	(3,164)	(44.9)%
Interest income - securities lending	2,883	2,964	(81)	(2.7)%
Sale of goods	89,967	92,528	(2,561)	(2.8)%
Total revenues	591,177	411,365	179,812	43.7%
Operating expenses:
Direct cost of services	61,066	75,916	(14,850)	(19.6)%
Cost of goods sold	63,726	71,846	(8,120)	(11.3)%
Selling, general and administrative expenses	267,725	309,757	(42,032)	(13.6)%
Restructuring charge	1,914	321	1,593	496.3%
Impairment of tradename	4,000	1,500	2,500	166.7%
Interest expense - Securities lending and loan participations sold	1,623	2,687	(1,064)	(39.6)%
Total operating expenses	400,054	462,027	(61,973)	(13.4)%
Operating income (loss)	191,123	(50,662)	241,785	n/m
Other income (expense):
Interest income	697	1,978	(1,281)	(64.8)%
Dividend income	802	257	545	212.1%
Realized and unrealized gains (losses) on investments	117,192	(4,284)	121,476	n/m
Change in fair value of financial instruments and other	(2,881)	12,806	(15,687)	n/m
Gain on sale and deconsolidation of businesses	—	86,213	(86,213)	n/m
Gain on senior note exchange	—	54,986	(54,986)	n/m
(Loss) income from equity investments	(4,133)	25,051	(29,184)	n/m
Income (loss) on extinguishment of debt	1,607	(20,693)	22,300	n/m
Interest expense	(37,810)	(53,916)	16,106	(29.9)%
Income from continuing operations before income taxes	266,597	51,736	214,861	415.3%
Provision for income taxes	(22,841)	(11)	(22,830)	n/m
Income from continuing operations	243,756	51,725	192,031	371.3%
Income from discontinued operations, net of income taxes	—	72,707	(72,707)	n/m
Net income	243,756	124,432	119,324	95.9%
Net income (loss) attributable to noncontrolling interests	9,934	(5,064)	14,998	n/m
Net income attributable to BRC Group Holdings, Inc.	233,822	129,496	104,326	80.6%
Preferred stock dividends	4,030	4,030	—	—%
Net income available to common shareholders	$229,792	$125,466	$104,326	83.2%
_____________________________________________
n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Services and fees:
Capital Markets segment	$81,489	$59,511	$21,978	36.9%
Wealth Management segment	90,781	80,087	10,694	13.4%
Lingo segment	79,578	81,460	(1,882)	(2.3)%
magicJack segment	16,754	18,919	(2,165)	(11.4)%
Marconi Wireless segment	13,904	16,606	(2,702)	(16.3)%
UOL segment	5,702	6,920	(1,218)	(17.6)%
Corporate and All Other	37,509	41,108	(3,599)	(8.8)%
Subtotal	325,717	304,611	21,106	6.9%

Trading gains (losses), net:
Capital Markets segment	139,666	3,983	135,683	n/m
Wealth Management segment	19,347	5,812	13,535	232.9%
Corporate and All Other	(1,078)	1,714	(2,792)	n/m
Subtotal	157,935	11,509	146,426	n/m

Fair value adjustments on loans:
Capital Markets segment	751	(3,131)	3,882	n/m
Corporate and All Other	10,039	(4,165)	14,204	n/m
Subtotal	10,790	(7,296)	18,086	n/m

Interest income - loans:
Capital Markets segment	1,034	65	969	n/m
Corporate and All Other	2,851	6,984	(4,133)	(59.2)%
Subtotal	3,885	7,049	(3,164)	(44.9)%

Interest income - securities lending:
Capital Markets segment	2,883	2,964	(81)	(2.7)%

Sale of goods:
magicJack segment	596	659	(63)	(9.6)%
Marconi Wireless segment	1,001	2,113	(1,112)	(52.6)%
Consumer Products segment	87,652	85,387	2,265	2.7%
Corporate and All Other	718	4,369	(3,651)	(83.6)%
Subtotal	89,967	92,528	(2,561)	(2.8)%

Total revenues	$591,177	$411,365	179,812	43.7%
_____________________________________________
n/m - Not applicable or not meaningful.

Services and fees
Total increase in services and fees revenues during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$22.0 million increase in Capital Markets segment, driven by higher M&A and advisory fees of $6.8 million, higher underwriting revenues of $5.7 million, increased private placement revenues of $3.9 million, increased finder fees of $3.9 million, higher secondary commissions of $3.3 million, and increased securities lending locate fees of $2.5 million, partially offset by a $5.0 million decrease in ATM revenues;
•$10.7 million increase in Wealth Management segment driven by $21.2 million in income from carried interest primarily related to investment funds holding positions in SpaceX and other funds carried interest revenue, net of a $6.8 million decrease in advisory fees primarily attributable to the sale of a portion of the Company's wealth management business to Stifel Financial Corp. in April 2025, a $2.0 million decrease in commissions and fees, and a $1.7 million decrease in tax service fees and other income; partially offset by:
•$3.6 million decrease in Corporate and All Other non-reportable operating segments primarily driven by decreases of $7.0 million due to the sale of Atlantic Coast Recycling in the prior year period, $3.5 million due to the deconsolidation of our investment in Nogin, $2.4 million due to higher finders fee expense related to increased APLD transactions, $1.9 million due to a decline at bebe driven by a reduction in store count, $1.7 million due to lower upfront and structuring fees resulting from the expiration of the management services agreement with B&W, $1.6 million driven by lower managed services and advisory fees across subsidiaries, and $1.4 million due to fees recognized under a transition services agreement with GA Holdings in the prior year period, partially offset by increases of $14.1 million due to income from carried interest primarily related to investment funds holding positions in SpaceX and $1.9 million due to upfront fees from Exela loans.
•$2.7 million decrease in Marconi Wireless segment, driven by lower service revenues attributable to an ongoing decline in active customers;
•$2.2 million decrease in magicJack segment, driven by fewer active customers driving lower renewal revenues, fewer device sales and first-year service customers, and a decline in ancillary services such as porting, number services, and termination fees;
•$1.9 million decrease in Lingo segment, driven by fewer POTS and broadband subscribers as customers migrated to VoIP services, partially offset by VoIP growth from those same conversions; and
•$1.2 million decrease in UOL segment, driven by declines in internet access subscribers in addition to discontinuing telecom resale services.
Trading gains, net
Total increase in net trading gains (losses) during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$135.7 million increase in Capital Markets segment, driven by gains of $120.8 million with B&W, $11.9 million with APLD, $4.9 million with U.S. Treasuries, and $1.3 million with certain equity securities in the current year period, compared to $4.0 million in net gains in the prior year period;
•$13.5 million increase in Wealth Management segment, driven primarily by revenue from VRT of $12.5 million and net gains from certain equity securities and bond and structured trading activity, partially offset by decreases in other equity securities and warrant valuations; partially offset by:
•$2.8 million decrease in Corporate and All Other non-reportable operating segments driven by increases in unrealized losses for certain equity securities in the current year period.
Fair value adjustments on loans

We have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

				Fair Value Adjustments on Loans Receivable
		At Fair Value		Six Months Ended June 30,
	Industry or Type of Loan	June 30, 2026	December 31, 2025	2026	2025
Related Party Loans Receivable:
Vintage Capital Management, LLC	Retail / consumer	n/a	$1,835	$20	$(589)
W.S. Badcock Corporation	Consumer receivable portfolio	—	—	—	250
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	—	—	—	1,393
Conn’s, Inc.(1)	Retail / consumer	n/a	—	—	(4,065)
Other related party loans	Services, oil & gas and industrial	1,035	1,000	36	(126)
Total related party loans receivable		1,035	2,835	56	(3,137)

XBP Americas, LLC	Technology	15,041	21,415	192	(630)
Norlin EV Limited	Real estate	n/a	10	1,223	(484)
Conn’s, Inc.(1)	Retail / consumer	—	n/a	8,600	n/a
Enovum NC-1 Venture, LLC, a subsidiary of a public AI Infrastructure company	Internet Services and Infrastructure	19,794	—	161	—
Other loans receivable	Various	2,932	2,043	558	(3,045)
Total loans receivable		$38,802	$26,303	$10,790	$(7,296)
(1) The Conn’s, Inc. loan receivable was written off in January 2026 and is no longer a related party loan receivable. Recovery of proceeds from the loan receivable is contingent upon collecting amounts from the Conn’s bankruptcy estate. During the six months ended June 30, 2026, the Company recovered $8,600 of proceeds from the Conn’s bankruptcy estate, and it is reported as a fair value adjustment.

The $18.1 million favorable variance in fair value adjustments related to our loans receivable during the six months ended June 30, 2026, when compared to the same period in the prior year, was primarily driven by $8.6 million in proceeds recovered from the Conn's, Inc. bankruptcy estate and a $1.7 million favorable swing in fair value adjustments on the Norlin EV Limited loan, compared to net unfavorable fair value adjustments of $7.3 million across the loan portfolio in the prior year period.
Interest income - loans
The $3.2 million decrease in interest income related to loans receivable for the six months ended June 30, 2026, compared to the same period in the prior year, was primarily driven by declines across the Exela portfolios of $2.9 million, GA Group portfolios of $0.9 million, and Norlin EV Limited of $0.4 million, partially offset by an increase of $1.0 million due to a loan entered with Enovum NC-1 Venture, LLC during the current year period.
Sale of goods
The decrease in sale of goods revenue during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$3.7 million decrease in the Corporate and All Other non-reportable operating segments driven primarily by a $3.5 million decrease due to the deconsolidation of Nogin in the prior year period;
•$1.1 million decrease in the Marconi Wireless segment, driven by lower product sales attributable to an ongoing decline in active customers; partially offset by:

•$2.3 million increase in the Consumer Products segment, driven by stronger distributor demand ahead of anticipated price increases from rising transportation costs, compared to an unusually weak prior period impacted by tariff uncertainty.
Operating expenses
Direct cost of services
The decrease in direct cost of services during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$7.2 million decrease from the Corporate and All Other category primarily driven by decreases of $4.9 million due to the sale of Atlantic Coast Recycling and $1.6 million due to the deconsolidation of Nogin in the prior year period, with the remainder attributable to a decline at bebe by a reduction in store count and lower inventory levels;
•$3.6 million decrease from the Marconi Wireless segment due to fewer active lines and migration of its customer base to a lower-cost third-party network;
•$3.2 million decrease from the Lingo segment due to lower POTS unit volume, consistent with the decline in POTS revenue, partially offset by higher costs associated with the conversion to VoIP services;
•$0.5 million decrease from the magicJack segment due to lower network costs driven by fewer active customers and lower personnel costs due to reduced headcount; and
•$0.4 million decrease from the UOL segment due to lower telecom costs from declines in internet access subscribers and the discontinuation of telecom resale services.
Cost of goods sold
The decrease in cost of goods sold during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$3.3 million decrease from the Corporate and All Other category primarily due to a $3.1 million decrease from the deconsolidation of Nogin in the prior year period, with the remainder attributable to a decline at bebe driven by a reduction in store count and lower inventory levels;
•$3.2 million decrease from the Consumer Products segment due to higher inventory reserve charges recorded in the prior year period; and
•$1.6 million decrease from the Marconi Wireless segment due to lower product costs resulting from a decrease in the quantity of phones sold.

Selling, general and administrative expenses
Selling, general and administrative expenses during the six months ended June 30, 2026 and 2025 were comprised of the following:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$72,090	26.8%	$79,766	25.8%	$(7,676)	(9.6)%
Wealth Management segment	76,597	28.6%	85,494	27.6%	(8,897)	(10.4)%
Lingo segment	25,526	9.5%	28,013	9.0%	(2,487)	(8.9)%
magicJack segment	4,965	1.9%	5,364	1.7%	(399)	(7.4)%
Marconi Wireless segment	3,377	1.3%	4,552	1.5%	(1,175)	(25.8)%
UOL segment	961	0.4%	1,331	0.4%	(370)	(27.8)%
Consumer Products segment	30,397	11.4%	30,236	9.8%	161	0.5%
Corporate and All Other	53,812	20.1%	75,001	24.2%	(21,189)	(28.3)%
Total selling, general & administrative expenses	$267,725	100.0%	$309,757	100.0%	$(42,032)	(13.6)%
Capital Markets

The decrease in selling, general and administrative expenses in the Capital Markets segment during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:

•$9.2 million decrease in other selling, general and administrative expenses due to lower transaction costs and other nonrecurring expenses recorded in the prior year period, lower corporate allocations, lower investment banking deal expenses, lower bad debt expense, decrease in business license tax accrual recorded in the prior year period, and lower business development expenses;
•$0.9 million decrease in depreciation and amortization due to the expiration of an office lease, resulting in no further amortization of leasehold improvements for that location, and certain intangible assets becoming fully amortized during the current period;
•$0.6 million decrease in professional services primarily due to lower litigation-related expenses;

•$0.4 million decrease in occupancy-related costs primarily due to lower rent expense resulting from an office relocation during the current period; partially offset by:

•$3.4 million increase in employee compensation and benefits due to higher primary commissions resulting from increased investment banking and VRT trading revenues during the period, partially offset by a decrease in other bonuses driven by additional nonrecurring profit sharing recorded in the prior year period.
Wealth Management
The decrease in selling, general and administrative expenses in the Wealth Management segment during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$5.2 million decrease in other selling, general and administrative expenses, $3.9 million decrease in occupancy-related costs, and $0.6 million decrease in depreciation and amortization, each primarily resulting from the sale of a portion of the Company’s wealth management business to Stifel in April 2025;
•$0.5 million decrease in professional services primarily due to fewer legal cases and lower consulting fees; partially offset by:

•$1.3 million increase in employee compensation and benefits due to VRT bonuses, commissions due to the income from carried interest primarily related to investment funds holding positions in SpaceX, and higher cost allocations from affiliates.
Lingo
The decrease in selling, general and administrative expenses in the Lingo segment during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$1.1 million decrease in employee compensation and benefits primarily due to a reduction in headcount, partially offset by higher allocated personnel costs from affiliates and higher bonus accruals and severance expenses;
•$0.5 million decrease in other selling, general and administrative expenses due to lower sales resulting in decreased filing and regulatory fees, business development expenses, and outsourced services, partially offset by higher allocated costs from affiliates and increased bad debt expense;
•$0.4 million decrease in occupancy-related costs primarily due to lower IT software and licensing costs associated with cost reduction initiatives, partially offset by higher postage and facility-related charges;

•$0.3 million decrease in professional services primarily due to lower audit-related costs and legal fees; and

•$0.2 million decrease in depreciation and amortization primarily due to certain software assets becoming fully amortized in 2025.
magicJack
The decrease in selling, general and administrative expenses in the magicJack segment during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to a $0.2 million decrease in professional services attributable to the termination of outside consulting arrangements in the prior year.
Marconi Wireless
The decrease in selling, general and administrative expenses in the Marconi Wireless segment during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$0.8 million decrease in employee compensation and benefits primarily due to higher personnel cost allocations to affiliates and net headcount reductions; and

•$0.3 million decrease in occupancy-related costs primarily due to lower customer care costs reflecting reduced third-party agent needs as a result of fewer active customers and the completion of the network migration in 2025.
UOL
The decrease in selling, general and administrative expenses in the UOL segment during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to a $0.3 million decrease in employee compensation and benefits attributable to a reduction in headcount.
Consumer Products
The increase in selling, general and administrative expenses in the Consumer Products segment during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$0.9 million increase in professional services primarily due to legal and audit fees incurred in connection with a revolving credit agreement with FGI Worldwide LLC (the “Targus/FGI Credit Agreement”) and the reversal of certain accrued legal costs in the prior year period that did not recur, partially offset by a decrease in loan fees associated with the repayment of the prior credit facility; partially offset by:

•$0.5 million decrease in depreciation and amortization primarily due to certain fixed and intangible assets that became fully depreciated or amortized in the prior year, resulting in lower charges in the current period;
•$0.2 million decrease in occupancy-related costs primarily due to a decrease in accrued costs associated with office space in the current period; and
•$0.2 million decrease in employee compensation and benefits primarily due to a reversal of accrued severance costs recorded in the prior year period, partially offset by higher bonus accruals in the current period.
Corporate and All Other
The decrease in selling, general and administrative expenses in the Corporate and All Other category during the six months ended June 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$8.4 million decrease due to the deconsolidation of Nogin in the prior year period;
•$4.8 million decrease due to the sale of Atlantic Coast Recycling;
•$5.1 million decrease in other selling, general and administrative expenses primarily due to lower transaction costs in the current period and an increase in intersegment related expenses that eliminate upon consolidation; and
•$3.7 million decrease in employee compensation and benefits primarily due to a reduction in headcount, lower share-based compensation expense resulting from the vesting of previously granted awards with no replacement grants, and lower bebe compensation costs due to a reduction in store count.
Restructuring charge
Restructuring charges were $1.9 million during the six months ended June 30, 2026, compared to $0.3 million during the six months ended June 30, 2025. The increase was primarily due to organizational realignments consisting of severance and related costs within the Capital Markets segment, compared to workforce reductions primarily within the Corporate and All Other category in the prior year period.
Impairment of tradename
Non-cash impairment charges of $4.0 million were recorded during the six months ended June 30, 2026, compared to $1.5 million during the six months ended June 30, 2025, both related to tradenames in the Consumer Products segment.
Interest expense - Securities lending and loan participations sold
Interest expense related to securities lending and loan participations was $1.6 million during the six months ended June 30, 2026, compared to $2.7 million during the six months ended June 30, 2025. The decrease was primarily due to lower average spreads in equity securities lending, partially offset by higher average contract values compared to the prior year period.
Other income (expense)
Realized and unrealized gains (losses) on investments
Realized and unrealized (losses) gains on investments was a gain of $117.2 million during the six months ended June 30, 2026 compared to a loss of $4.3 million during the six months ended June 30, 2025, which is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Six Months Ended June 30,
	2026	2025
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock & Wilcox Enterprises, Inc. - common stock	$92,136	$(8,049)
Babcock & Wilcox Enterprises, Inc. - preferred stock	—	(173)
Double Down Interactive Co., Ltd - common stock	9,953	(3,925)
Applied Digital Corporation - common stock	7,720	5,383
Other public equities	9,033	(1,011)
Subtotal	118,842	(7,775)

Private Equity Securities:
Applied Digital Corporation - preferred stock	2,205	—
Other private equities	(1,110)	(1,205)
Subtotal	1,095	(1,205)

Corporate bonds	(2,745)	4,696
Total	$117,192	$(4,284)
The $121.5 million increase in net realized and unrealized gains for the six months ended June 30, 2026 compared to the same period in 2025 was primarily driven by unrealized gains on Babcock & Wilcox Enterprises, Inc. common stock of $100.2 million, unrealized gains on Double Down Interactive Co., Ltd. common stock of $13.9 million, unrealized gains on other public equity securities of $10.0 million, and unrealized gains on Applied Digital Corporation common stock of $2.3 million, partially offset by a shift from gains to losses on corporate bonds of $7.4 million.
Change in fair value of financial instruments and other
Change in fair value of financial instruments and other was a loss of $2.9 million during the six months ended June 30, 2026, compared to a gain of $12.8 million during the six months ended June 30, 2025. The decrease was primarily due to realized and unrealized losses on embedded derivatives and liability-classified warrants in the current year period compared unrealized gains recognized in the prior year period, partially offset by a gain recognized upon the cashless exercise of the Oaktree Warrants during the six months ended June 30, 2026.
Gain on sale and deconsolidation of businesses
Gain on sale and deconsolidation of businesses of $86.2 million during the six months ended June 30, 2025 was primarily related to $52.4 million net gain on the sale of Atlantic Coast Recycling, $28.4 million related to the deconsolidation of Nogin, and $5.4 million due to the sale of a portion of the Company’s wealth management business to Stifel, as more fully discussed in Note 4 - Discontinued Operations and Assets Held For Sale.
Gain on senior note exchange
There was no gain on senior note exchange during the six months ended June 30, 2026, compared to a gain of $55.0 million during the six months ended June 30, 2025, as the prior year period included gains recognized in connection with troubled debt restructurings involving the exchange of senior notes for New Notes at favorable terms, with no such transactions occurring in the current year period, as more fully discussed in Note 15 - Senior Notes Payable.
(Loss) income from equity investments
Loss from equity investments was $4.1 million during the six months ended June 30, 2026, compared to income of $25.1 million during the six months ended June 30, 2025. The decrease was primarily due to a loss recorded on the

Company's investment in GA Holdings under the HLBV method and lower distributions received from GA Joann Retail Partnership, LLC in excess of the Company's investment balance during the current year period compared to the prior year period.
(Loss) gain on extinguishment of debt
Gain on extinguishment of debt was $1.6 million during the six months ended June 30, 2026, compared to a loss of $20.7 million during the six months ended June 30, 2025. The current year gain was in connection with the Section 3(a)(9) Exchanges of senior notes for shares of the Company's common stock, compared to the prior year loss which was attributable to principal repayments and amendments to the Oaktree, Nomura, and BRPAC credit facilities, as more fully discussed in Note 14 - Term Loans and Revolving Credit Facilities and Note 15 - Senior Notes Payable.
Interest expense
Interest expense was $37.8 million during the six months ended June 30, 2026, compared to $53.9 million during the six months ended June 30, 2025. The decrease in interest expense was primarily attributable to Corporate and All Other, driven by lower senior notes interest expense due to reduced outstanding principal balances resulting from the Section 3(a)(9) Exchanges and redemption of the 5.50% Senior Notes, as well as lower interest expense on the Oaktree Credit Facility due to principal paydowns and the termination of the Nomura Credit Agreement in February 2025, as more fully discussed in Note 14 - Term Loans and Revolving Credit Facilities and Note 15 - Senior Notes Payable.
Provision for income taxes
Provision for income taxes was $22.8 million during the six months ended June 30, 2026, compared to less than $0.1 million during the six months ended June 30, 2025. The effective income tax rate was 8.6% for the six months ended June 30, 2026, compared to less than 1.0% for the six months ended June 30, 2025. The increase was primarily due to higher pre-tax income in the current year period, including the impact of the utilization of net operating loss carryforwards and disallowed interest expense carried forward from prior years, compared to the prior year period which benefited from the utilization of capital loss carryforwards to offset gains on the sale and deconsolidation of businesses.
Income from discontinued operations, net of income taxes
On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber, and their results have been presented as discontinued operations for the six months ended June 30, 2025. Income from discontinued operations, net of tax, for GlassRatner and Farber was $72.7 million for the six months ended June 30, 2025. Refer to Note 4 - Discontinued Operations and Assets Held for Sale to the accompanying unaudited condensed consolidated financial statements for additional information.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $9.9 million during the six months ended June 30, 2026, compared to a net loss of $5.1 million during the six months ended June 30, 2025. The increase was primarily due to higher net income attributable to the noncontrolling interest in B. Riley Securities Holdings, Inc. during the current year period compared to the prior year period.
Preferred stock dividends
Preferred stock dividends accrued were $4.0 million for the six months ended June 30, 2026 and 2025. On January 21, 2025, the Company announced that we had temporarily suspended dividends on our Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.

On April 30, 2026, the sixth quarterly Dividend Period (as defined in the applicable Certificate of Designation) for which dividends on our Series A Preferred Stock and Series B Preferred Stock have not been paid since the suspension occurred, resulting in a “Preferred Dividend Default” under each Certificate of Designation. See Note 22 – Stockholders’ Equity.

Liquidity and Capital Resources
Our operations and debt obligations are funded through a combination of existing cash on hand, cash generated from operations, monetization of investments and asset sales, borrowings under our senior notes payable, term loans and credit facilities, other financing arrangements, and obligations under operating leases. The Company operates multiple business segments that provide sources of cash flow and operating income, which include a mix of businesses with recurring revenue models and transactional businesses with uneven cash flows. With our primary business in capital markets and investment banking, we have expertise in accessing public and private capital markets and in transacting investments and operating companies. We use our expertise to buy and sell assets and investments on our balance sheet and to access private and public capital, which are described in the 2026 activity summarized below.

During the six months ended June 30, 2026, the Company’s sources and uses of cash from investing, financing and operations included the following. The Company fully redeemed the $96.0 million of outstanding 5.50% Senior Notes due 2026 on the day prior to their maturity date. During the six months ended June 30, 2026, the Company completed a series of Section 3(a)(9) Exchanges with the Investor whereby the Company exchanged an aggregate principal amount of approximately $69.1 million of senior notes which included (i) $11.0 million of the 5.50% Senior Notes which were due March 31, 2026, (ii) $36.1 million of the 6.50% Senior Notes due September 30, 2026, (iii) $8.9 million of the 5.00% Senior Notes due December 31, 2026, (iv) $6.4 million of the 6.00% Senior Notes due January 31, 2028, and (v) $6.6 million of the 5.25% Senior Notes due August 31, 2028 for an aggregate of 8,358,495 shares of the Company’s common stock. As disclosed in the Investor’s 13G filed on April 22, 2026, the Investor owns more than five percent of the Company’s common stock. Additionally, from our securities and investments owned we had net proceeds of approximately $25.3 million, which excludes certain trading activity related to broker dealer operations and approximately $0.1 million in net proceeds from loans receivable. Net cash provided by operating activities was $19.9 million inclusive of a balance sheet increase in Securities and other investments owned of $278.6 million in operating assets.

In the next 12 months, in addition to funding the Company’s operations, several debt obligations will be due including approximately $306.0 million in Senior Note maturities (RILYN in September 2026 and RILYG in December 2026) and a total of $9.0 million in term loan amortization payments. The Company also has approximately $10.3 million of obligations due under operating leases, along with operational expenditures and investment opportunities in the ordinary course of business. For additional information regarding our debt obligations and related agreements, refer to Note 14 - Term Loans and Revolving Credit Facilities and Note 15 - Senior Notes Payable in the accompanying unaudited condensed consolidated financial statements. The Company expects capital expenditures to be approximately $6.3 million for the next 12 months.

To fund the short-term obligations due in the next 12 months, management plans to use a combination of existing cash on hand, cash generated from continuing operations, proceeds from investment and assets sales, and public and private capital market options. As of June 30, 2026, the Company had $154.1 million of unrestricted cash and cash equivalents, $1.5 million of restricted cash, $723.7 million of securities and other investments owned, and $38.8 million of loans receivable, at fair value. Additionally, the Company will evaluate external sources of liquidity including public and private debt refinancing, bond swaps, buybacks or exchanges, and equity capital raises. Among many factors, the Company considers the timing of debt obligation payoffs, the cost of capital, and future value of assets when determining the sources used to fund debt obligations. We believe these liquidity sources provide sufficient cash resources to meet our debt obligation and operating cash flow requirements in the next 12 months.

Our long-term debt obligations beyond 12 months include approximately $565.1 million on Senior Notes, $258.9 million Senior Secured Second Lien Notes due 2028 and $62.5 million in Oaktree term loans. Additionally, the Company’s term loan through Banc of California has $9.0 million annually in amortization payments due through maturity in January 2030 with approximately $21.8 million of obligations due under operating leases. As of June 30, 2026, the Company has $31.3 million outstanding through revolving credit facilities under the Targus/FGI Credit Agreement, which has a maturity date of August 20, 2028 and BRPAC Credit Agreement, which has a maturity date of January 6, 2030. The Company expects capital expenditures to be approximately $6.3 million annually.

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

The Company’s debt structure as of June 30, 2026 included borrowings of $1.3 billion primarily comprised of $1.1 billion of Senior Notes and Senior Secured Second Lien Notes with varying maturity dates from September 30, 2026 through August 31, 2028, with fixed interest rates ranging from 5.00% to 8.00%. Additionally, we have $115.8 million in outstanding term loans borrowed pursuant to the Oaktree Capital Management, L.P. and BRPAC credit agreements, and $31.3 million outstanding under revolving credit facilities under the Targus/FGI and BRPAC credit agreements, which are all subject to variable rates. The Company is compliant with its debt obligation requirements and maintains processes to monitor ongoing compliance. For additional information regarding our debt obligations, covenant compliance, and related agreements, refer to Note 14 - Term Loans and Revolving Credit Facilities and Note 15 - Senior Notes Payable in the accompanying unaudited condensed consolidated financial statements.

The Company believes it has sufficient excess liquidity to meet our short-term obligations within the next 12 months and will pursue capital market options to reduce long-term debt, extend maturities, or remix our capital structure when advantageous. There is no assurance on favorable refinancing terms, which will be subject to market conditions and our credit profile.

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the three months ended June 30, 2026, we did not pay any cash dividends on our common stock. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our board of directors.
Holders of Series A Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. As of June 30, 2026, dividends in arrears in respect of the Depositary Shares were $7.3 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.

Holders of Series B Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. As of June 30, 2026, dividends in arrears in respect of the Depositary Shares were $4.8 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.

On April 30, 2026, the sixth quarterly Dividend Period for which dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the January 21, 2025 suspension occurred. As a result, a “Preferred Dividend Default” has occurred under each Certificate of Designation. See Note 22 – Stockholders’ Equity.
Our principal sources of liquidity to finance our business are our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.

Cash Flow Summary

	Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$19,883	$(25,375)
Investing activities	(820)	289,220
Financing activities	(90,510)	(252,424)
Effect of foreign currency on cash	(2,188)	546
Net (decrease) increase in cash, cash equivalents and restricted cash	$(73,635)	$11,967
The change of $45.3 million in cash flows from operating activities during the six months ended June 30, 2026, resulting in net cash provided by operating activities compared to net cash used in operating activities during the same period in the prior year, was primarily due to the following:
•An increase of $319.4 million in net income, net of non-cash items, partially offset by a $317.7 million decrease in cash flows from securities and other investments owned, primarily driven by increased investment activity in equity securities, with higher period-end valuations also contributing to the period-over-period change; and
•An increase in cash provided by other working capital changes of $43.6 million, primarily driven by a decrease in amounts due from clearing brokers reflecting changes in trading position and settlement balances.
The change of $290.0 million in cash flows from investing activities during the six months ended June 30, 2026, resulting in net cash used in investing activities compared to net cash provided by investing activities during the same period in the prior year, was primarily due to the following:
•Proceeds of approximately $209.0 million received from the sale of businesses in the prior-year period with no comparable activity in the current period, including $114.0 million received from the sale of the GlassRatner and Farber business, $68.9 million received from the sale of the Atlantic Coast Recycling business, and $26.0 million received from the sale of the Wealth Management business;
•A decrease in loans receivable activity of $48.9 million, reflecting lower loan purchases and repayments in the current period and the absence of loan sales that occurred in the prior-year period. The decrease was primarily driven by the repayment of certain loans outstanding in the prior-year period that did not recur, with current period activity consisting of additions of the XBP Americas, LLC facility and Enovum NC-1 Venture, LLC loan, and recovery of proceeds from the Conn’s, Inc. bankruptcy estate. Refer to Note 9 - Loans Receivable, at Fair Value in the accompanying unaudited condensed consolidated financial statements for further details.
•A $33.7 million decrease in distributions received from the Joann Retail equity investment.
The decrease of $161.9 million in net cash used in financing activities during the six months ended June 30, 2026 was primarily due to the following:
•A $174.7 million net decrease in debt proceeds and $336.2 million net decrease in debt-related payments, primarily due to the absence of term loan issuances and related repayments from the prior-year period, an increase in revolving credit facility borrowings and related repayments, and lower cash paid for the redemption of senior notes.
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
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of June 30, 2026 our disclosure controls and procedures were not effective at the reasonable assurance level because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our December 31, 2025 Form 10-K/A.
Changes in Internal Control Over Financial Reporting

Other than as set forth in Item 9A, “Controls and Procedures” of our December 31, 2025 Form 10-K/A, under “Remediation Efforts and Status,” there have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report, as of June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is subject to certain legal and other claims that arise in the ordinary course of its business. In particular, the Company and its subsidiaries are named in and subject to various proceedings and claims arising primarily from the Company’s securities business activities, including lawsuits, arbitration claims, class actions, and regulatory matters. Some of these claims seek substantial compensatory, punitive, or indeterminate damages. The Company and its subsidiaries are also involved in other reviews, investigations, and proceedings by governmental and self-regulatory organizations regarding the Company’s business, which may result in adverse judgments, settlements, fines, penalties, injunctions, and other relief. In addition to such legal and other claims, reviews, investigations, and proceedings, the Company and its subsidiaries are subject to the risk of unasserted claims, including, among others, as it relates to matters related to Mr. Kahn and our investment in Freedom Holdings. If such claims are made, however, the Company believes it has valid defenses from any such claim and any such claim would be without merit. The Company has not accrued for any such contingent liabilities, but such contingent liabilities could be realized which could have a material adverse impact on the Company’s financial condition.

Other than the matters disclosed in “Note 26 – Commitments and Contingencies – (a) Legal Matters” in the accompanying unaudited condensed consolidated financial statements, there are no material changes to pending legal proceedings against the Company that are required to be disclosed pursuant to Item 103 of Regulation S-K for the quarter ended June 30, 2026.
Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2025. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K/A for the year ended December 31, 2025 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. Except as set forth below, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K/A for the year ended December 31, 2025.
There has been recent dilution and there may continue to be additional future dilution of our Common Stock, including as a result of the Company’s recent Section 3(a)(9) exchanges and potential future exchanges, which could adversely affect the market price of shares of our Common Stock.
As of June 30, 2026, the Company executed nine Section 3(a)(9) exchanges whereby they exchanged outstanding units of various series of senior notes for shares of the Company’s Common Stock in an effort to decrease the Company’s outstanding indebtedness. As a result of these Section 3(a)(9) exchanges, the outstanding shares of our Common Stock increased by 8,358,495 shares. We may issue additional shares of Common Stock in similar Section 3(a)(9) exchanges or other capital raising transactions to further pay down the Company’s outstanding indebtedness. Additional issuances will dilute the ownership interest of our common stockholders. Investors who purchase our shares will likely pay different prices, and so may experience different outcomes in their investment results. Investors may experience declines in the value of their shares as a result of share sales made at prices lower than the prices they paid. In addition, future issuances of Common Stock could depress the market price of our common stock and impair our ability to raise capital. We cannot predict the effect that future issuances of our common stock would have on the market price of our common stock.
As a result of the Section 3(a)(9) exchanges and other issuances of Common Stock during the quarter, the aggregate beneficial ownership of our executive officers, directors and their affiliates declined from approximately 25.4% as reported in our Annual Report on Form 10-K/A to approximately 21.4% of our outstanding Common Stock as of August 3, 2026.
We may not pay dividends regularly or at all in the future.
During 2024 we suspended paying dividends on our common stock, and in early 2025, we also suspended paying dividends on our Existing Preferred Stock. We may not pay dividends in the near future on our common or preferred stock. Even if we were to reinitiate dividends, our Board of Directors may reduce or discontinue dividends at any time for any reason it deems relevant and there can be no assurances that we will continue to generate sufficient cash to pay dividends, or that we will continue to pay dividends with the cash that we do generate. The determination regarding the payment of dividends is subject to the discretion of our Board of Directors and compliance with applicable laws, and there can be no assurances that we will generate sufficient cash to pay dividends, or that we will pay dividends in future periods. Voting rights for holders of Depositary Shares exist primarily with respect to the ability to elect (together with the holders of other outstanding series of the Company’s preferred stock, or Depositary Shares representing interests in the Company’s preferred stock, or additional series of preferred stock the Company may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to the Company’s Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Existing Preferred Stock are in arrears. On April 30, 2026, the Company did not pay the quarterly dividend that would otherwise have been payable on its Series A Preferred Stock and Series B Preferred Stock for the Dividend Period (as defined in the applicable Certificate of Designation) ended April 30, 2026. This was the sixth quarterly Dividend Period for which dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the Company’s temporary suspension of preferred dividends. As a result, a “Preferred Dividend Default” has occurred under each Certificate of Designation. See “Risk Factors - Holders of Depositary Shares have extremely limited voting rights.”
Holders of Depositary Shares have extremely limited voting rights.
The voting rights of holders of Depositary Shares are limited. The Company’s common stock is the only class of the Company’s securities that carries full voting rights. Voting rights for holders of Depositary Shares exist primarily with respect to the ability to elect (together with the holders of other outstanding series of the Company’s preferred stock, or Depositary Shares representing interests in the Company’s preferred stock, or additional series of preferred stock the Company may issue in the future and upon which similar voting rights have been or are in the future conferred and are exercisable) two additional directors to the Company’s Board of Directors in the event that six quarterly dividends (whether or not declared or consecutive) payable on the Existing Preferred Stock are in arrears, and with respect to voting on amendments to the Company’s certificate of incorporation or certificate of designation (in some cases voting together with the holders of other outstanding series of the Company’s preferred stock as a single class) that materially and adversely affect the rights of the holders of Depositary Shares (and other series of preferred stock, as applicable) or create additional classes or series of the Company’s stock that are senior to the Existing Preferred Stock, provided that in any event adequate provision for redemption has not been made. Other than the limited circumstances described herein, holders of Depositary Shares will not have any voting rights. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Existing Preferred Stock. On April 30, 2026, the Company did not pay the quarterly dividend that would otherwise have been payable on its Series A Preferred Stock and Series B Preferred Stock for the Dividend Period (as defined in the applicable Certificate of Designation) ended April 30, 2026. This was the sixth quarterly Dividend Period for which dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the Company’s announcement on January 21, 2025 of the temporary suspension of preferred dividends. As a result, a “Preferred Dividend Default” has occurred under each Certificate of Designation and the voting rights to elect two directors to the Company’s Board of Directors subject to compliance with the procedures and process outlined in the each Certificate of Designation and the Company’s by-laws will continue until all dividends accumulated and unpaid on the Series A Preferred Stock and Series B Preferred Stock for all past Dividend Periods shall have been fully paid.

Our use of artificial intelligence (“AI”) technology and the incorporation of AI technology carry risks and challenges that could adversely affect our business, financial condition, results of operations, and prospects.

We have and are increasingly incorporating AI capabilities into our business operations and internal processes to enable our employees to improve efficiency, scalability, and productivity. The integration of AI presents risks and challenges, including that we may be unable to integrate AI technologies when or as we expect, that our clients do not welcome or realize the anticipated benefits of such technologies, that new AI technologies may disrupt our industry adding market pressure, that our AI-based solutions or output could produce inaccurate results or have other unintended consequences. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation, and materially harm our business.

While AI technologies may offer significant benefits, they also create risks and challenges. Use of AI tools that introduce bias, errors, hallucinations (false, misleading, or fabricated text purporting to be factual), as well as any failure by our employees, contractors, or partners to adhere to AI policies we develop, or inappropriate use of AI, could result in violations of confidentiality obligations, ethical considerations, laws, or regulations, jeopardize our intellectual property rights, or expose our solutions or business systems to defects and malware, any of which could adversely affect our business, financial condition, results of operations, and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2026, the Company completed a series of Section 3(a)(9) Exchanges on April 30, 2026, May 1, 2026, May 14, 2026 and June 4, 2026 with the Investor whereby the Company issued an aggregate of 3,804,629 shares of its common stock in exchange for an aggregate of 991,172 units of 6.50% Senior Notes due 2026 (RILYN), 250,477 units of 5.00% Senior Notes due 2026 (RILYG), 46,625 units of 5.25% Senior Notes due 2028 (RILYZ) and 30,332 units of 6.00% Senior Notes due 2028 (RILYT). As disclosed in the Investor’s 13G filed on April 22, 2026, the Investor owns more than five percent of the Company’s common stock.. The shares of common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9), as the securities were exchanged for the Company’s senior notes with an existing security holder and no commission or other remuneration was paid for soliciting the exchange.

In connection with the Oaktree Credit Agreement, on February 26, 2025, the Company issued seven-year warrants (“Oaktree Warrants”) to certain affiliates of Oaktree (the “Oaktree Holders”) to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. On May 28, 2026, the Oaktree Holders sent a cashless exercise notice to the Company in accordance with the terms of the Oaktree Warrants. On May 29, 2026, the Company issued an aggregate of 915,251 shares of common stock to the Oaktree Holders in exchange for the surrender by the Oaktree Holders of 917,039 shares of the Company’s common stock. The shares underlying the Oaktree Warrants are registered for resale on Form S-1 (which was subsequently amended by a Post-Effective Amendment) (Reg. No. 333-293348). As of June 30, 2026, the Oaktree Warrants have been fully exercised and are no longer outstanding.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(a)As previously disclosed in Item 5(a) of the Company’s quarterly report on Form 10-Q filed on May 7, 2026, Fred Knopf (“Executive”) was appointed to the position of Executive Vice President, General Counsel and Secretary of the Company upon the retirement of Alan N. Forman. In connection with the Executive’s appointment, the Company entered into an Employment Agreement with the Executive, effective as of July 1, 2026 (the “Employment Agreement”). The Employment Agreement provides for a base salary of $425,000, an annual bonus to be determined by the Company in its sole discretion with a target bonus of $350,000 and eligibility for an annual equity award to be determined by the Company’s Compensation Committee of the Board of Directors. The Employment Agreement also provides for a severance payment equal to one (1) times the Executive’s base salary. The Employment Agreement also provides for reimbursement of a portion of the executive’s COBRA premiums for up to twelve months following a qualifying termination. Qualifying terminations include (i) terminate without Cause by the Company, (ii) termination due to death or disability and (iii) resignation for Good Reason, as such term is defined in the Employment Agreement. Upon a qualifying termination or a change of control, all unvested equity-based awards will become fully vested. The foregoing summary of the material terms of the Employment Agreement is qualified in its entirety by reference to the Employment Agreement, a copy of which is filed as Exhibit 10.3, and is hereby incorporated by reference to, this Form 10-Q. The Company and the Executive also entered into the Company’s standard form of indemnification agreement, the form of which is filed as Exhibit 10.28 to the Company’s Form 10-K/A for the period ended December 31, 2025.

(b) None.

(c) During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.
Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.1*	Third Amendment to Credit Agreement among BRPI Acquisition Co LLC, Lingo Management, LLC, United Online, Inc., YMAX Corporation and Banc of California, dated as of April 8, 2026.	10-Q	10.4	05/07/2026

10.2#*	2021 Stock Incentive Plan – Form of Special Restricted Stock Unit Award Agreement.

10.3#*	Employment Agreement effective as of July 1, 2026 by and between the Registrant and Fred Knopf.

10.4§ *
First Amendment to Credit Agreement, Limited Waiver and Omnibus Joinder Agreement by and among Targus International, LLC, Targus US LLC, Hyper Products, Inc., Targus (Canada) Ltd., Tiger US Holdings, Inc., Targus US Newco, Inc., Targus Spain S.L., Targus Asia Pacific (Singapore) PTE Ltd., Targus Deutschland GMBH, Targus International Holdco (UK) Limited, Targus Group (UKO Limited, Targus Europe Limited, Targus Asia Pacific Limited, Targus Australia PTY. Ltd., and FGI Worldwide as agent for Lenders, dated as of June 30, 2026.

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

BRC Group Holdings, Inc.

Date: August 6, 2026	By:	/s/ SCOTT YESSNER
	Name:	Scott Yessner
	Title:	Chief Financial Officer
(Principal Financial Officer)