Form 10-Q
period 2026-09-30
BRC Group Holdings, Inc.
filed 2026-11-05
CIK 1464790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
Or
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
(310) 966-1444
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RILY	Nasdaq Global Market
Depositary Shares, each representing 1/1000th of a share of 6.875% share of Series A Cumulative Perpetual Preferred Stock	RILYP	Nasdaq Global Market
Depositary Shares, each representing 1/1000th of a share of 7.375% share of Series B Cumulative Perpetual Preferred Stock	RILYL	Nasdaq Global Market
5.00% Senior Notes due 2026	RILYG	Nasdaq Global Market
5.25% Senior Notes due 2028	RILYZ	Nasdaq Global Market
6.00% Senior Notes due 2028	RILYT	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, there were 40,199,755 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BRC Group Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
BRC GROUP HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and par value)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents(1)	$144,072	$226,601
Restricted cash	1,651	2,676
Due from clearing brokers	19,402	51,000
Securities and other investments owned ($307,830 and $382,461 at fair value)(1)	369,818	446,843
Securities borrowed	235,009	114,937
Accounts receivable, net of allowance for credit losses of $5,560 and $6,108	59,062	55,473
Loans receivable, at fair value ($1,086 and $2,835 from related parties)	10,798	26,303
Equity investments	68,059	90,433
Prepaid expenses and other assets(1)	117,961	128,650
Operating lease right-of-use assets	36,252	32,109
Property and equipment, net	18,268	17,606
Goodwill	392,687	392,687
Other intangible assets, net	94,599	118,290
Deferred income taxes	793	763
Assets of discontinued operations (Note 5)	2,221	2,221
Total assets	$1,570,652	$1,706,592
LIABILITIES AND DEFICIT
Liabilities:
Accounts payable	$34,929	$41,463
Accrued expenses and other liabilities ($190 and $6,400 at fair value)(1)	125,198	154,780
Deferred revenue	45,030	49,907
Deferred income taxes	4,409	4,109
Securities sold not yet purchased, at fair value	7,897	9,809
Securities loaned	217,125	97,321
Operating lease liabilities	43,773	40,902
Revolving credit facilities	32,285	6,638
Term loans, net	115,421	119,297
Senior notes payable, net	988,328	1,301,798
Liabilities of discontinued operations (Note 5)	830	830
Total liabilities	1,615,225	1,826,854

Commitments and contingencies (Note 27)

BRC Group Holdings, Inc. stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 4,563 shares issued and outstanding and liquidation preference of $128,187 and $122,142	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 40,199,755 and 30,597,066 issued and outstanding	4	3
Additional paid-in capital	680,912	598,022
Accumulated deficit	(770,467)	(763,286)
Accumulated other comprehensive loss	(8,167)	(6,272)
Total BRC Group Holdings, Inc. stockholders’ deficit	(97,718)	(171,533)
Noncontrolling interests(1)	53,145	51,271
Total deficit	(44,573)	(120,262)
Total liabilities and deficit	$1,570,652	$1,706,592
(1) At September 30, 2026 and December 31, 2025, the balance sheet includes cash of $1,046 and $446, securities and other investments owned, at fair value of $671 and $682, prepaid and other expenses of $3,064 and $3,737, accrued expenses and other liabilities of $28 and $28, and noncontrolling interest of $4,119 and $4,192, respectively, of consolidated variable interest entities (see Note 3 - Variable Interest Entities).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Services and fees ($206 and $1,319 for the three months and $13,105 and $9,168 for the nine months ended September 30, 2026 and 2025 from related parties, respectively)	$112,451	$170,668	$438,168	$475,279
Trading (losses) gains, net	(124,401)	53,012	33,534	64,521
Fair value adjustments on loans ($50 and $(49) for the three months and $106 and $(3,185) for the nine months ended September 30, 2026 and 2025 from related parties, respectively)	1,215	1,299	12,005	(5,997)
Interest income - loans ($— and $647 for the three months and $— and $1,818 for the nine months ended September 30, 2026 and 2025 from related parties, respectively)	1,509	2,094	5,394	9,143
Interest income - securities lending	2,004	2,523	4,887	5,487
Sale of goods	40,250	48,275	130,217	140,803
Total revenues	33,028	277,871	624,205	689,236
Operating expenses:
Direct cost of services	27,120	31,291	88,186	107,207
Cost of goods sold	28,893	35,001	92,619	106,847
Selling, general and administrative expenses	114,409	143,892	382,134	453,649
Restructuring charge (Note 19)	20	184	1,934	505
Impairment of tradename	1,200	—	5,200	1,500
Interest expense - Securities lending and loan participations sold	1,100	2,094	2,723	4,781
Total operating expenses	172,742	212,462	572,796	674,489
Operating (loss) income	(139,714)	65,409	51,409	14,747
Other income (expense):
Interest income	241	1,491	938	3,469
Dividend income	198	564	1,000	821
Realized and unrealized (losses) gains on investments	(97,485)	32,756	19,707	28,472
Change in fair value of financial instruments and other	(245)	(3,314)	(3,126)	9,492
Gain on sale and deconsolidation of businesses	—	—	—	86,213
Gain on senior note exchange	—	12,222	—	67,208
(Loss) income from equity investments	(14,492)	9,193	(18,625)	34,244
(Loss) gain on extinguishment of debt	—	(950)	1,607	(21,643)
Interest expense	(17,842)	(18,769)	(55,652)	(72,685)
(Loss) income from continuing operations before income taxes	(269,339)	98,602	(2,742)	150,338
Benefit from (provision for) income taxes	24,048	(1,183)	1,207	(1,194)
(Loss) income from continuing operations	(245,291)	97,419	(1,535)	149,144
(Loss) income from discontinued operations, net of income taxes	(2,401)	(1,866)	(2,401)	70,841
Net (loss) income	(247,692)	95,553	(3,936)	219,985

Net (loss) income attributable to noncontrolling interests	(6,689)	4,470	3,245	(594)
Net (loss) income attributable to BRC Group Holdings, Inc.	(241,003)	91,083	(7,181)	220,579
Preferred stock dividends	2,015	2,015	6,045	6,045
Net (loss) income available to common shareholders	$(243,018)	$89,068	$(13,226)	$214,534

Basic net income (loss) per common share:
Continuing operations	$(5.98)	$2.97	$(0.29)	$4.70
Discontinued operations	(0.06)	(0.06)	(0.07)	2.32
Basic (loss) income per common share	$(6.04)	$2.91	$(0.36)	$7.02
Diluted net income (loss) per common share:
Continuing operations	$(5.98)	$2.97	$(0.33)	$4.70
Discontinued operations	(0.06)	(0.06)	(0.07)	2.32
Diluted (loss) income per common share	$(6.04)	$2.91	$(0.40)	$7.02

Weighted average basic common shares outstanding	40,232,819	30,597,066	36,683,700	30,541,169
Weighted average diluted common shares outstanding	40,232,819	30,597,066	36,837,593	30,541,169
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(247,692)	$95,553	$(3,936)	$219,985
Other comprehensive income (loss):
Change in cumulative translation adjustment	301	(756)	(1,895)	(85)
Other comprehensive income (loss), net of tax	301	(756)	(1,895)	(85)
Total comprehensive (loss) income	(247,391)	94,797	(5,831)	219,900
Comprehensive (loss) income attributable to noncontrolling interests	(6,689)	4,470	3,245	(594)
Comprehensive (loss) income attributable to BRC Group Holdings, Inc.	$(240,702)	$90,327	$(9,076)	$220,494
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(Dollars in thousands, except share and per share data)
For the Three Months Ended September 30, 2026 and 2025

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, July 1, 2026	4,563	$—	40,199,755	$4	$680,097	$(529,464)	$(8,468)	$59,066	$201,235
Share-based payments	—	—	—	—	815	—	—	—	815
Share-based payments in equity of subsidiary	—	—	—	—	—	—	—	768	768
Net loss	—	—	—	—	—	(241,003)	—	(6,689)	(247,692)
Other comprehensive income	—	—	—	—	—	—	301	—	301
Balance, September 30, 2026	4,563	$—	40,199,755	$4	$680,912	$(770,467)	$(8,167)	$53,145	$(44,573)

Balance, July 1, 2025	4,563	$—	30,597,066	$3	$595,432	$(941,243)	$(5,898)	$42,403	$(309,303)
Warrants issued	—	—	—	—	248	—	—	—	248
Share-based payments	—	—	—	—	640	—	—	—	640
Share-based payments in equity of subsidiary	—	—	—	—	—	—	—	851	851
Dividend forfeitures on unvested equity awards	—	—	—	—	—	31	—	—	31
Net income	—	—	—	—	—	91,083	—	4,470	95,553
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(355)	(355)
Other comprehensive loss	—	—	—	—	—	—	(756)	—	(756)
Balance, September 30, 2025	4,563	$—	30,597,066	$3	$596,320	$(850,129)	$(6,654)	$47,369	$(213,091)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For the Nine Months Ended September 30, 2026 and 2025

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	4,563	$—	30,597,066	$3	$598,022	$(763,286)	$(6,272)	$51,271	$(120,262)
Common stock issued, in connection with redemption of Senior Notes	—	—	8,358,495	1	67,784	—	—	—	67,785
Common stock issued, in connection with the exercise of warrants	—	—	915,251	—	9,400	—	—	—	9,400
RSU equity awards reclassified from liability	—	—	—	—	2,589	—	—	—	2,589
Vesting of restricted stock, net of shares withheld for employer taxes	—	—	328,943	—	(929)	—	—	—	(929)
Share-based payments	—	—	—	—	4,046	—	—	—	4,046
Share-based payments in equity of subsidiary	—	—	—	—	—	—	—	1,889	1,889
Vesting of shares in equity of subsidiary	—	—	—	—	—	—	—	(1,902)	(1,902)
Net (loss) income	—	—	—	—	—	(7,181)	—	3,245	(3,936)
Distributions to noncontrolling interests and other	—	—	—	—	—	—	—	(1,358)	(1,358)
Other comprehensive loss	—	—	—	—	—	—	(1,895)	—	(1,895)
Balance, September 30, 2026	4,563	$—	40,199,755	$4	$680,912	$(770,467)	$(8,167)	$53,145	$(44,573)

Balance, January 1, 2025	4,563	$—	30,499,931	$3	$589,387	$(1,070,996)	$(6,569)	$32,159	$(456,016)
Common stock issued, in connection with employment agreement	—	—	100,000	—	295	—	—	—	295
RSU equity awards reclassified to liability	—	—	—	—	(2,138)	—	—	—	(2,138)
Common stock forfeited	—	—	(2,865)	—	—	—	—	—	—
Warrants issued	—	—	—	—	1,848	—	—	—	1,848
Share-based payments	—	—	—	—	6,976	—	—	—	6,976
Share-based payments in equity of subsidiary	—	—	—	—	23	—	—	2,421	2,444
Vesting of shares in equity of subsidiary	—	—	—	—	(71)	—	—	—	(71)
Dividend forfeitures on unvested equity awards	—	—	—	—	—	288	—	—	288
Net income (loss)	—	—	—	—	—	220,579	—	(594)	219,985
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,604)	(3,604)
Common stock issuance in equity of subsidiary	—	—	—	—	—	—	—	1,575	1,575
Disposition from sale and deconsolidation of businesses	—	—	—	—	—	—	—	2,918	2,918
Initial consolidation of VIE	—	—	—	—	—	—	—	12,494	12,494
Other comprehensive loss	—	—	—	—	—	—	(85)	—	(85)
Balance, September 30, 2025	4,563	$—	30,597,066	$3	$596,320	$(850,129)	$(6,654)	$47,369	$(213,091)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRC GROUP HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities(1):
Net (loss) income	$(3,936)	$219,985
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,505	27,232
Provision for losses on accounts receivable	1,223	2,589
Share-based compensation	7,250	11,018
Fair value and remeasurement adjustments ($(106) and $3,186 from related parties)	(7,628)	(8,621)
Non-cash interest and other (includes $— and $(268) from related parties)	5,288	9,203
Depreciation of rental merchandise	9,174	9,898
Net foreign currency losses (gains)	18	(470)
Loss (income) from equity investments	4,073	(34,244)
Dividends from equity investments	273	189
Impairment of equity investment	14,552	—
Deferred income taxes	270	9,164
Impairment of tradename	5,200	1,500
Loss (gain) on disposal of discontinued operations	2,401	(66,795)
Loss (gain) on sale or disposal of fixed assets and other	154	(1,298)
Gain on sale and deconsolidation of businesses	—	(86,213)
(Gain) loss on extinguishment of debt	(1,607)	21,643
Gain on senior note exchange	—	(67,208)
Change in operating assets and liabilities:
Amounts due to/from clearing brokers	31,598	(117,578)
Securities and other investments owned	75,295	(33,989)
Securities borrowed	(120,072)	(63,755)
Accounts receivable	(4,810)	238
Prepaid expenses and other assets ($— and $3,331 from related parties)	(1,538)	9,528
Accounts payable, accrued expenses and other liabilities	(28,810)	1,409
Amounts due to/from related parties and partners	—	(910)
Securities sold not yet purchased	(1,912)	16,700
Deferred revenue	(4,877)	(6,126)
Securities loaned	119,804	60,979
Net cash provided by (used in) operating activities	123,888	(85,932)

Cash flows from investing activities(1):
Purchases of loans receivable ($— and $75,853 from related parties)	(50,852)	(114,255)
Repayments of loans receivable ($1,855 and $90,556 by related parties)	80,676	137,744
Proceeds from sale of loans receivable ($— and $6,611 from related parties)	—	10,415
Proceeds from loan participations sold	—	4,475
Proceeds from sale of business, net of cash sold and other	—	94,938
Purchases of property, equipment, and intangible assets	(3,877)	(10,283)
Proceeds from sale of property, equipment, intangible assets, and other	—	7,587
Distributions from equity investments	3,477	37,536
Purchases of equity and other investments	—	(6,621)
Consolidation of VIE	—	359
Proceeds from sale of discontinued operations, net of $— and $3,344 cash sold	—	114,032
Net cash provided by investing activities	29,424	275,927
Cash flows from financing activities(1):
Proceeds from revolving lines of credit	147,224	86,065
Repayment of revolving lines of credit	(121,577)	(92,227)
Proceeds from note payable	—	850
Repayment of notes payable and other	(893)	(13,437)
Repayment of term loans	(8,500)	(314,253)
Proceeds from term loans	—	235,550
Redemption of senior notes, net	(232,731)	(145,302)
Repurchases and payments on senior notes	(13,122)	—
Payment of debt issuance and offering costs	(1,195)	(13,207)
Payment of contingent consideration	—	(1,424)
Payment of employment taxes on vesting of restricted stock	(2,831)	—
Distributions to noncontrolling interests	(1,358)	(3,604)
Net cash used in financing activities	(234,983)	(260,989)
Decrease in cash, cash equivalents and restricted cash(1)	(81,671)	(70,994)
Effect of foreign currency on cash, cash equivalents and restricted cash(1)	(1,883)	(183)
Net decrease in cash, cash equivalents and restricted cash(1)	(83,554)	(71,177)
Cash, cash equivalents and restricted cash from continuing operations, beginning of period	229,277	248,651
Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	8,025
Cash, cash equivalents and restricted cash, beginning of period	229,277	256,676
Cash, cash equivalents and restricted cash from continuing operations, end of period	145,723	185,499
Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash, end of period	$145,723	$185,499

Reconciliation of cash, cash equivalents and restricted cash to amounts reported in the condensed consolidated balance sheets:
Cash and cash equivalents	$144,072	$184,225
Restricted cash	1,651	1,274
Total cash, cash equivalents and restricted cash	$145,723	$185,499

Supplemental disclosure of cash flow information:
Interest paid	$56,289	$75,961
Taxes paid	1,485	2,888

Supplemental disclosure of non-cash investing and financing activities:
Transfer of loans to held for sale from loans receivable at fair value	$—	$8,876
Issuance of common stock in equity of subsidiary	—	1,575
Issuance of warrants for term loan	—	7,860
Recombination of derivative liability for term loan springing maturity with its debt host	844	—
Recognition of derivative liability for term loan mandatory prepayment	190	—
Recognition of derivative liability for term loan exit fee	—	11,244
Exchange of term loan exit fee for payment-in-kind amendment fee	3,125	—
Disposition of noncontrolling interests through sale and deconsolidation of businesses	—	2,918
Capital from noncontrolling interest upon initial consolidation of VIE	—	12,494
Reclassification of restricted stock units from liability to equity	2,589	—
Reclassification of restricted stock units from equity to liability	—	2,138
Issuance of common stock in connection with redemption of senior notes	67,785	—
Issuance of warrants for senior notes	—	1,848
Settlement of warrant liability upon cashless exercise	9,400	—
Exchange of preferred stock investment for loan receivable	1,198	—
(1) Amounts presented contain results from both continuing and discontinued operations. Refer to Note 5 - Discontinued Operations and Assets Held for Sale for additional information regarding cash flow associated with the results of discontinued operations.
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
The Company operates in seven reportable operating segments: (i) Capital Markets, through which the Company provides an array of investment banking, equity research, institutional sales and trading, securities lending, proprietary trading, and investing services to publicly traded and privately held companies, institutional investors, and financial sponsors, and direct lending services to middle market companies; (ii) Wealth Management, through which the Company provides wealth management and tax services to corporate and high-net-worth clients; (iii) Lingo Management, LLC and its carrier subsidiaries operating under the Lingo and Bullseye brands (together, “Lingo”), a global cloud/unified communications (“UC”) and managed service provider to Enterprise and Small to Medium Businesses in the United States; (iv) magicJack VoIP Services, LLC and related subsidiaries (together, “magicJack”), a non-interconnected Voice-over-IP (“VoIP”) cloud-based communications service provider that offers related devices and subscription services within the United States and Canada; (v) Marconi Wireless Holdings, LLC (“Marconi Wireless”), a mobile virtual network operator that provides mobile phone voice, text, and data services and devices using the Credo Mobile brand; (vi) United Online, Inc. (“UOL”), an Internet access provider that offers dial-up and digital subscriber line (“DSL”) services under the NetZero and Juno brands across the United States; and (vii) Consumer Products, which generates revenue through sales of laptop and computer accessories.
Liquidity and Capital Resources

For the nine months ended September 30, 2026, the Company incurred a net loss of $3,936, which includes net income of $3,245 attributable to noncontrolling interests, resulting in a net loss attributable to BRC Group Holdings, Inc. of $7,181. The Company generated cash flows from operations during the nine months ended September 30, 2026 of $123,888. During the nine months ended September 30, 2026, the Company fully redeemed the $95,991 of outstanding 5.50% Senior Notes due 2026 on March 30, 2026 and the $142,137 of 6.50% Senior Notes due 2026 on September 30, 2026, respectively.

As discussed in more detail in Note 16 - Senior Notes Payable, during the nine months ended September 30, 2026, the Company completed a series of exchanges in accordance with Section 3(a)(9) of the Securities Act of 1933 (“Section 3(a)(9) Exchanges”) with DBA Trading, LLC (the “Investor”) whereby the Company exchanged an aggregate principal amount of $69,054 of senior notes which included (i) $11,002 of the 5.50% Senior Notes which were due March 31, 2026, (ii) $36,133 of the 6.50% Senior Notes which were due September 30, 2026, (iii) $8,945 of the 5.00% Senior Notes due December 31, 2026, (iv) $6,383 of the 6.00% Senior Notes due January 31, 2028, and (v) $6,591 of the 5.25% Senior Notes due August 31, 2028 for an aggregate of 8,358,495 shares of the Company’s common stock. The Investor owns more than five percent of the Company’s common stock. Such senior notes were then cancelled or redeemed following each such Section 3(a)(9) Exchange.

During the next 12 months, the Company has approximately $163,966 of senior note maturities, $9,000 of term loan principal payments, and approximately $11,626 of operating lease obligations that is expected to be funded from operating cash flows and cash on hand. For additional information, see Note 15 - Term Loans and Revolving Credit Facilities and Note 16 - Senior Notes Payable.

On September 28, 2026, the Company entered into a definitive agreement to acquire Sangoma Technologies Corporation (see Note 4 - Pending Acquisition of Sangoma Technologies Corporation). The cash consideration for the acquisition of approximately $169,602 is expected to be primarily funded through an amended and restated $212,255 senior secured term loan facility that will be collateralized by the Company’s various communications businesses and partially funded with cash on hand. The acquisition is expected to close no later than early 2027.

On November 3, 2026, the Company sold its interest in Great American Holdings, LLC (“GA Holdings”) for $62,250, including $10,570 in cash, and entered into Amendment No. 7 to the Oaktree Credit Facility (as defined below) (“Amendment No. 7”), which provided for the prepayment of $51,680 of the Oaktree Term Loan (as defined below), provided additional term loans of $26,500, and eliminated the prepayment premium on the remaining balance. See Note 11 - Equity Method Investments and Note 15 - Term Loans and Revolving Credit Facilities.

The Company believes that its current cash and cash equivalents of $144,072 as of September 30, 2026, securities and other investments owned of $369,818, cash generated from operations and funds available under our credit facilities will be sufficient to meet our expected working capital, capital expenditure requirements, debt service obligations due during the next 12 months following the issuance date of the accompanying unaudited condensed consolidated financial statements.
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
The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to interim financial reporting guidelines and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at December 31, 2025 was derived from our audited annual consolidated financial statements. Certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the periods presented have been included. The disclosures presented in our notes to the unaudited condensed consolidated financial statements are presented on a continuing operations basis. These unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025. The unaudited results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.
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
A significant portion of Lingo’s revenues consists of reselling legacy Plain Old Telephone Services (“POTS”) copper lines from four major nationwide Incumbent Local Exchange Carriers (“ILECs”) to its customers. As ILECs have been decommissioning POTS lines and halting new POTS, there is a concentration of risk related to Lingo’s ability to retain existing POTS customers which adversely affects Lingo’s financial condition, results of operations, and cash flows. To mitigate this, Lingo has made concerted efforts to transition POTS customers to alternative solutions offered by Lingo.
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
At September 30, 2026, the Company had concentrations in loans receivable at fair value that includes two loans to XBP Americas, LLC totaling $7,021, or 65.0% of total loans receivable. Additionally, the Company had a concentration in securities and other investments owned at September 30, 2026 that includes an investment in one publicly traded company in the amount of $160,288 or 43.3% of total securities and other investments owned (see Note 7 - Securities And Other Investments Owned And Securities Sold Not Yet Purchased).
(d) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
As of September 30, 2026 and December 31, 2025, restricted cash primarily consisted of cash held in escrow and cash collateral for leases and loans, which included amounts subject to Deposit Account Control Agreements with lenders in which the Company assigned the rights to the collateral accounts to the lenders.
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
The party with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (a) which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (b) which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; (c) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (d) the terms between the VIE and its variable interest holders and other parties involved with the VIE; and (e) related-party relationships with other parties that may also have a variable interest in the VIE. See Note 3 - Variable Interest Entities and 17 - Noncontrolling Interests for a variable interest entity consolidated during the period.
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
The investments in nonpublic entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in “Realized and unrealized (losses) gains on investments” in the accompanying unaudited condensed consolidated statements of operations. These investments are evaluated on a nonrecurring basis based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of these investments in nonpublic entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments. Investments in nonpublic entities that do not report NAV are subject to a qualitative assessment for indicators of impairment. If indicators of impairment are present, the Company is required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.
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
The Company accounts for securities lending transactions as secured borrowings. The Company does not net securities borrowed and securities loaned and these items are presented on a gross basis in the accompanying unaudited condensed consolidated balance sheets. Refer to Note 8 - Securities Lending.

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
(k) Equity Method Investments
Equity investments are accounted for under the equity method if the Company is able to exercise significant influence, but not control, over an investee. The ability to exercise significant influence is presumed when the Company possesses more than 20% of the voting interests of the investee. However, the Company may have the ability to exercise significant influence over the investee when the Company owns less than 20% of the voting interests of the investee depending on the facts and circumstances that demonstrate that the ability to exercise influence is present, such as when the Company has representation on the board of directors of such investee. Equity investments that are accounted for under the equity method of accounting are included in the “Equity investments” line item in the accompanying unaudited condensed consolidated balance sheets. The Company’s share of earnings or losses from equity method investees are included in the “(Loss) income from equity investments” line item in the accompanying unaudited condensed consolidated statements of operations. The investments are evaluated for impairment when events or changes in circumstances indicate that a decline in fair value below carrying value may be other than temporary. If a decline in fair value below the carrying value is determined to be other than temporary, an impairment charge is recorded in “(Loss) income from equity investments” line item in the accompanying unaudited condensed consolidated statements of operations.
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
(m) Rental Merchandise
Rental merchandise is related to bebe’s operations which is included in the Corporate and All Other category and is carried at cost, net of accumulated depreciation. When initially purchased, merchandise is not depreciated until it is leased to its rent-to-own customers. Leased merchandise is depreciated over the lease term of the rental agreement and recorded as cost of sales. Rental merchandise that is returned is depreciated from the net book value on the day of the return on a straight-line basis for 24 months until the item is leased again or reaches a zero-dollar salvage value. Damaged or lost merchandise is written off monthly. Rental merchandise is included in “Prepaid expenses and other assets” in the unaudited condensed consolidated balance sheets. Refer to Note 12 - Prepaid Expenses and Other Assets.
(n) Noncontrolling Interests
Non-redeemable noncontrolling interest represents the portion of equity in a subsidiary that is not attributable, directly or indirectly, to the Company. The Company’s non-redeemable noncontrolling interest relates to the equity ownership interest of consolidated subsidiaries that it does not own.

The initial fair value of the noncontrolling interest is determined by a weighing of the discounted cash flow method and market approach. The discounted cash flow method utilized five-year discrete projections of the operating results, working capital and depreciation and capital expenditures, along with a residual value subsequent to the discrete period. The five-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated required return on equity for market participants at the time of the analysis. The market approach included significant estimates using guideline public company data to identify an appropriate market multiple of earnings before income taxes in estimating the fair value of the noncontrolling interest. Refer to Note 17 - Noncontrolling Interests.
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
NOTE 3 — VARIABLE INTEREST ENTITIES

On August 21, 2023, in connection with the Franchise Group, Inc. (“FRG”) take-private transaction, one of the Company’s subsidiaries (the “Lender”) and an affiliate of Mr. Kahn (the “Borrower”) entered into an amended and restated promissory note as discussed further in Note 10 - Loans Receivable, at Fair Value. The Company was not involved in the design of the Borrower, has no equity financial interest, and has no rights to make decisions or participate in the management of the Borrower that significantly impact the economics of the Borrower. Since the Company does not have the power to direct the activities of the Borrower, the Company is not the primary beneficiary and therefore does not consolidate the Borrower. The promissory note is included in the “Loans receivable, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets and is a variable interest in accordance with the accounting guidance at December 31, 2025, and the maximum amount of loss exposure to the VIE on a fair value basis was $1,835. In February 2026, the Company collected proceeds in the amount of $1,855 from the sale of collateral related to the promissory note and does not expect to collect any further amounts. As such, there is no balance remaining for the promissory note that is included in Loans receivable, at fair value in the Company’s accompanying unaudited condensed consolidated balance sheet at September 30, 2026 and the promissory note is no longer a variable interest.

On April 14, 2026, the Company invested $750 in a Special Purpose Entity (“SPE”) that owns a publicly traded equity security. The SPE is managed by a third party that serves as the investment manager. The Company owns approximately 7% of the SPE in the form of a Class A membership interest in the limited liability company. The SPE governing documents do not provide any kick-out or participating rights. Since the Company does not have the power to direct the SPE’s activities, the Company is not the primary beneficiary and therefore does not consolidate the SPE. However, the Company is presumed to have the ability to exercise significant influence since the investment is more than minor and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for its equity investment in the SPE under the fair value option. The Class A membership interest is included as an equity security at fair value in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheet at September 30, 2026 and is a variable interest in accordance with the accounting guidance. As of September 30, 2026, the maximum amount of loss exposure to the VIE on a fair value basis was $686.
On May 26, 2026, a strategic asset company assigned a $20,000 advance under an existing facility with Enovum NC-1 Venture, LLC (“Enovum”), to the Company’s wholly owned subsidiary B. Riley Securities, Inc. (“BRS”) for consideration of $19,400, and Enovum issued a promissory note to BRS on the same economic terms as the original lender, as discussed further in Note 10 - Loans Receivable, at Fair Value. The Company determined that Enovum was a variable interest entity because its equity at risk is insufficient to finance its activities without additional subordinated financial support. Since the Company did not have the power to direct the activities of Enovum, the Company was not the primary beneficiary and therefore did not consolidate Enovum. In August 2026, the Company received proceeds of $21,652 in full repayment of the promissory note. As such, there is no balance remaining for the promissory note that is included in “Loans receivable, at fair value” in the Company’s accompanying unaudited condensed consolidated balance sheet at September 30, 2026 and the promissory note is no longer a variable interest.
During the nine months ended September 30, 2026, the Company invested in the preferred stock and limited partnership interests of certain entities, as well as issued a promissory note to an entity, none of which are individually significant and each of which was determined to be a variable interest entity. The Company determined that the entity in which it invested in preferred stock and the entity to which it issued the loan receivable were variable interest entities because their equity at risk was insufficient to finance their activities without additional subordinated financial support. The Company determined that the entities in which it invested in limited partnership interests were variable interest entities because their governing documents do not provide any substantive kick-out or participating rights. Since the Company does not have the power to direct the activities of any of these entities, the Company is not the primary beneficiary and it does not consolidate the entities. The investment in preferred stock is accounted for as an equity investment at fair value, the limited partnership interests are valued at NAV, and the loan receivable is accounted for at fair value. As of September 30, 2026, the aggregate maximum amount of loss exposure to these VIEs was $972.
The carrying amounts included in the Company’s accompanying unaudited condensed consolidated balance sheets related to variable interests in VIEs that were not consolidated are shown below.

	September 30, 2026	December 31, 2025
Securities and other investments owned, at fair value	$1,536	$—
Loans receivable, at fair value	122	17,294
Other assets	2,745	3,500
Maximum exposure to loss	$4,403	$20,794
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
On March 31, 2025, the Company signed a Deed of Assignment for the Benefit of Creditors (“ABC”), (i) pursuant to which all of the assets of Nogin were transferred to an assignee for the benefit of Nogin’s creditors, and (ii) which provided the assignee the right to, among other things, sell or dispose of such assets and settle all claims against Nogin. The Company no longer controls or owns the assets of Nogin or has any remaining or future obligations to Nogin’s creditors. The results of operations were deconsolidated on March 31, 2025 and are no longer reported in the Company’s financial statements after March 31, 2025. Management does not expect any recovery of the Company’s investment in Nogin. Subsequent to March 31, 2025, certain of Nogin’s creditors filed an involuntary petition for relief under chapter 7 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New York and an order for relief was entered to move the ABC to a liquidation. A gain of $28,411 was recognized during the nine months ended September 30, 2025 from deconsolidation of Nogin, which is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying unaudited condensed consolidated statements of operations.
BRC Partners Opportunities Trust (“BRC Trust”)
BRC Trust was formed on January 6, 2025, for the purpose of transferring the assets and liabilities of BRC Partners Opportunity Fund, L.P., a Delaware limited partnership (“BRCPOF”), and liquidating the transferred net assets. BRCPOF transferred its assets and liabilities upon formation of the BRC Trust. The Company determined that the BRC Trust is a variable interest entity as the investors in the BRC Trust do not have voting rights and substantially all of the activities are conducted on behalf of the Company and its related parties which own 13.3% and 58.2% (see Note 25 - Related Party Transactions), respectively, of the equity interest in the BRC Trust. As the Company has the power to direct all of the activities of the BRC Trust, the Company is the primary beneficiary of the Trust and, therefore, consolidates the BRC Trust upon formation on January 6, 2025. Additionally, the BRC Trust does not meet the definition of a business and the initial consolidation of the BRC Trust did not result in a gain or loss upon initial consolidation.
The carrying amounts and classification of the assets, liabilities and noncontrolling interest of the BRC Trust as of September 30, 2026 and December 31, 2025, are as follows:

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,046	$446
Securities and other investments owned, at fair value	671	682
Prepaid expenses and other assets	3,064	3,737
Total assets	$4,781	$4,865

Liabilities
Accrued expenses and other liabilities	$28	$28
Total liabilities	$28	$28

Noncontrolling interest	$4,119	$4,192

B. Riley Securities Holdings, Inc. (“BRSH”)

On March 10, 2025, a merger subsidiary of the Company’s wholly owned subsidiary BRSH merged with a shell corporation traded on the OTC exchange. The shell corporation survived the transaction as a wholly owned subsidiary of BRSH as more fully described in Note 17 - Noncontrolling interests.

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
NOTE 4 — PENDING ACQUISITION OF SANGOMA TECHNOLOGIES CORPORATION

On September 28, 2026, the Company and 1001755979 Ontario Inc., a wholly owned subsidiary of BRC (the “Sangoma Purchaser”), entered into a definitive agreement (the “Plan of Arrangement”) under which the Sangoma Purchaser agreed to acquire all issued and outstanding common shares of Sangoma Technologies Corporation (“Sangoma”) (TSX: STC; NASDAQ: SANG), a business communications solutions provider headquartered in Markham, Ontario, Canada, by way of a court-approved plan of arrangement under the Business Corporations Act (Ontario) (the “Acquisition”).

Under the terms of the Plan of Arrangement, Sangoma shareholders will receive $4.925 in cash and 0.04767 of a share of the Company’s common stock for each Sangoma share held, representing aggregate consideration of approximately $169,602 in cash and approximately $10,331 in Company common stock, for a total enterprise value of approximately $203,680 (C$289,226). Upon completion, current Sangoma shareholders will hold approximately 4.0% of the Company’s pro forma outstanding shares.

The Acquisition is expected to be partially funded through an amended and restated $212,255 senior secured term loan facility that will be collateralized by the Company’s various communications businesses and partially funded with cash on hand. The transaction is not subject to any financing condition. Upon the closing of the Acquisition, the shares of Sangoma will be delisted from the Toronto Stock Exchange and Nasdaq Stock Market. Additionally, a termination fee of $5,397 is payable to the Sangoma Purchaser by Sangoma in certain circumstances if the Acquisition is not completed.

The Acquisition is subject to customary closing conditions, including approval by Sangoma shareholders at a special meeting, applicable court and regulatory approvals, and other customary conditions, and is expected to close no later than early 2027. There can be no assurance that the Acquisition will be completed on the terms described, within the expected timeframe, or at all.

The Acquisition will be accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, in the period in which the transaction closes. As the Acquisition had not closed as of September 30, 2026, no assets or liabilities of Sangoma have been included in the Company’s condensed consolidated balance sheet as of that date. Additional disclosures required under ASC 805, including the preliminary purchase price allocation, will be provided in the period in which the Acquisition closes.
NOTE 5 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Assets Held For Sale

Wealth Management

On October 31, 2024, the Company signed a definitive agreement to sell a portion of the Company’s (W-2) Wealth Management business to Stifel Financial Corp. (“Stifel”) for estimated net consideration based on the number of advisors that join Stifel at closing, among other things. Upon closing the transaction on April 4, 2025, the sale was completed for net cash consideration of $26,037, representing 36 financial advisors whose managed accounts represent approximately $4.0 billion, or 23.6%, of total assets under management as of the close of the transaction. A gain of $5,372 was recognized during the nine months ended September 30, 2025 from this sale, which is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying unaudited condensed consolidated statements of operations.

Atlantic Coast Recycling

On March 3, 2025, the Company, BR Financial Holdings, LLC (“BRFH”), B. Riley Environmental Holdings, LLC and other indirect subsidiaries of the Company which included Atlantic Coast Recycling, LLC and Atlantic Coast Recycling of Ocean County, LLC entered into the Membership Interest Purchase Agreement (“MIPA”), whereby the interests owned by BRFH and the minority holders were sold to a third party in accordance with the terms of the MIPA on March 3, 2025. The interests were sold to the third party on March 3, 2025 for a purchase price of $102,478, subject to certain adjustments and a holdback amount pending receipt of a certain third party consent, resulting in cash proceeds of $68,638 to the Company after adjustments for amounts allocated to noncontrolling interests, repayment of contingent consideration, transaction costs and other items directly attributable to the closing of the transaction. Of the $68,638 of cash proceeds received by the Company, approximately $22,610 was used to pay interest, fees, and principal on the Credit Facility entered into with Oaktree Capital Management L.P. (“Oaktree”) on February 26, 2025. A gain of $52,430 was recognized during the nine months ended September 30, 2025 from this sale, which is included in the “Gain on sale and deconsolidation of businesses” line item in the accompanying unaudited condensed consolidated statements of operations.
Operating results from the sale of the Wealth Management business and Atlantic Coast Recycling businesses contributed to the operating incomes of the Wealth Management segment and Corporate and All Other category, respectively, for the nine months ended September 30, 2025.

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
GlassRatner and Farber
On June 27, 2025, the Company entered into and closed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber from the Company’s Financial Consulting reportable segment. Aggregate cash consideration paid by the buyers for the interests of GlassRatner and shares of Farber was $117,800, which was based on a target closing working capital amount that was subject to adjustment within 180 days following the sale date. In connection with the sale, the Company entered into a transition services agreement with the buyer to provide certain services.
The major classes of assets and liabilities included in discontinued operations were as follows:

	September 30, 2026	December 31, 2025
Assets:
Prepaid expenses and other assets	$2,221	$2,221
Total assets	$2,221	$2,221

Liabilities:
Accrued expenses and other liabilities	$830	$830
Total liabilities	$830	$830

Revenues, expenses and income from discontinued operations for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Services and fees	$—	$—	$—	$40,575
Operating expenses:
Selling, general and administrative expenses	—	—	—	34,205
Operating income	—	—	—	6,370
Other income (expense):
Interest income	—	—	—	7
(Loss) gain on disposal of discontinued operations before income taxes	(2,401)	—	(2,401)	66,795
Interest expense(1)	—	(1,866)	—	(1,866)
(Loss) income from discontinued operations before income taxes	(2,401)	(1,866)	(2,401)	71,306
Provision for income taxes	—	—	—	(465)
(Loss) income from discontinued operations, net of income taxes(2)	$(2,401)	$(1,866)	$(2,401)	$70,841

(1)
Interest expense for discontinued operations amounted to $(1,866) for the three and nine months ended September 30, 2025, related to debt that was required to be repaid as a result of the GlassRatner and Farber transaction described above.

(2)
Loss from discontinued operations, net of income taxes, was $2,401 for the three and nine months ended September 30, 2026, due to the write-off of a purchase price holdback related to the sale of GlassRatner and Farber, compared to (loss) income from discontinued operations, net of income taxes, of $1,866 and $70,841 for the three and nine months ended September 30, 2025, respectively. The income for the nine months ended September 30, 2025 was primarily due to the gain on the sale of GlassRatner and Farber.

Cash flows from discontinued operations were as follows:

Nine Months Ended
September 30, 2025
Net cash from discontinued operations provided by (used in):
Operating activities	$20,156
Investing activities	114,032
Financing activities	(142,715)
Effect of foreign currency on cash	502
Net decrease in cash and cash equivalents	$(8,025)

There were no operating or investing cash flows attributable to discontinued operations during the nine months ended September 30, 2026. The $2,401 loss recognized during that period was a non-cash write-off of a purchase-price holdback.
Supplemental disclosures from cash flows were as follows:

Nine Months Ended
September 30, 2025
Interest paid - Continuing Operations	$74,095
Interest paid - Discontinued Operations	1,866
Interest paid - Total	$75,961
Taxes paid - Continuing Operations	$2,888
Taxes paid - Discontinued Operations	—
Taxes paid - Total	$2,888

NOTE 6 — FAIR VALUE MEASUREMENTS
The following tables present information on the financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2026 Using
	Fair value as of September 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$217,393	$185,838	$1,159	$30,396
Partnership interests and other investments	71,341	—	—	71,341
Corporate bonds	11,909	—	1,909	10,000
Other fixed income securities	4,845	2,717	2,128	—
Total securities and other investments owned	305,488	188,555	5,196	111,737
Loans receivable, at fair value	10,798	—	—	10,798
Total assets measured at fair value	$316,286	$188,555	$5,196	$122,535

Liabilities:
Securities sold not yet purchased:
Equity securities	$6,829	$6,829	$—	$—
Corporate bonds	241	—	241	—
Other fixed income securities	827	—	827	—
Total securities sold not yet purchased	7,897	6,829	1,068	—
Embedded derivatives, included in accrued expenses and other liabilities	190	—	—	190
Total liabilities measured at fair value	$8,087	$6,829	$1,068	$190

	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2025 Using
	Fair value at December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities and other investments owned:
Equity securities	$304,422	$233,199	$—	$71,223
Partnership interests and other investments	40,082	—	—	40,082
Corporate bonds	31,751	—	31,751	—
Other fixed income securities	4,373	2,957	1,416	—
Total securities and other investments owned	380,628	236,156	33,167	111,305
Loans receivable, at fair value	26,303	—	—	26,303
Total assets measured at fair value	$406,931	$236,156	$33,167	$137,608

Liabilities:
Securities sold not yet purchased:
Equity securities	$9,342	$9,342	$—	$—
Corporate bonds	467	—	467	—
Total securities sold not yet purchased	9,809	9,342	467	—
Liability-classified warrants	6,400	—	—	6,400
Total liabilities measured at fair value	$16,209	$9,342	$467	$6,400
As of September 30, 2026 and December 31, 2025, financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $122,535 and $137,608, respectively, or 7.8% and 8.1%, respectively, of the Company’s total assets. In determining the fair value for these Level 3 financial assets, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable, over-the-counter market trading activity. The fair values for individual Level 3 financial assets and liabilities have various financial inputs which include multiple of sales, multiple of EBITDA and indexes, the market price of related securities, discount for lack of marketability, annualized volatility, transaction price (% of par), carried interest sharing, discount rates, recovery rates, and probability of scenario inputs that may change at each reporting period and result in an increase or decrease in the valuation of Level 3 financial assets and liabilities.

The following tables summarize the significant unobservable inputs in the fair value measurement of Level 3 financial assets and liabilities by category of investment and valuation technique as of September 30, 2026 and December 31, 2025:

	Fair value at September 30, 2026	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$29,846	Market approach	Multiple of EBITDA and indexes	1.9x - 7.5x	4.5x
			Multiple of sales	0.7x - 8.6x	2.1x
			Market price of related security	$0.10 - $12.01	$10.81
			Discount for lack of marketability	12.7%	12.7%

	550	Option pricing model	Annualized volatility	45% - 299%	45.0%

Corporate bonds	10,000	Market approach	Transaction price (% of par)	70.0%	70.0%

Partnership interests and other investments	71,341	Market approach	Carried interest sharing	15.0% - 46.3%	33.5%

Loans receivable at fair value	10,798	Discounted cash flow	Discount rate	6.8% - 93.7%	28.5%
			Recovery rate	35.9%	35.9%
Total Level 3 assets measured at fair value	$122,535

Liabilities:
Embedded derivatives, included in accrued expenses and other liabilities	$190	Hull-White lattice, with/without differential, probability-weighted	Probability of scenario	20.0%	20.0%

Total Level 3 liabilities measured at fair value	$190

(1)	Unobservable inputs were weighted by the relative fair value of the financial instruments.

	Fair value at December 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Assets:
Equity securities	$25,572	Market approach	Multiple of sales	0.7x - 6.0x	2.3x
			Market price of related security	$2.14 - $12.01	$10.97
	43,101	Monte Carlo simulation	Annualized volatility	120.0% - 148.0%	121.0%
	2,550	Option pricing model	Annualized volatility	46.0% - 115.0%	57.0%
Partnership interests and other investments	40,082	Market approach	Discount rate	—% - 3.5%	0.5%
			Market price of related security	$421.00	$421.00
Loans receivable at fair value	24,468	Discounted cash flow	Discount rate	6.8% - 56.5%	21.0%
	1,835	Market approach	Market price of related security	$8.56	$8.56
Total Level 3 assets measured at fair value	$137,608

Liabilities:
Liability-classified warrants	$6,400	Monte Carlo simulation and Black-Scholes option pricing model	Annualized volatility	85.0%	85.0%
			Discount for lack of marketability	14.7%	14.7%
Total Level 3 liabilities measured at fair value	$6,400

(1)	Unobservable inputs were weighted by the relative fair value of the financial instruments.

The changes in Level 3 fair value hierarchy during the three months ended September 30, 2026 and 2025 were as follows:

	Equity Securities	Partnership Interests And Other Investments	Loans Receivable at Fair Value	Corporate Bonds	Contingent Consideration	Liability-Classified Warrants	Embedded Derivatives
Three Months Ended September 30, 2026
Level 3 balance at beginning of period	$109,048	$83,026	$38,802	$—	$—	$—	$797
Fair value adjustments(1)	(11,791)	—	1,215	(7,582)	—	—	47
Relating to undistributed earnings	—	(11,685)	367	—	—	—	—
Purchases/originations	129,162	—	6,689	—	—	—	190
Sales	—	—	—	(13,076)	—	—	—
Settlements/repayments	(196,023)	—	(36,275)	—	—	—	(844)
Transfers in and/or out of Level 3(4)	—	—	—	30,658	—	—	—
Level 3 balance at end of period	$30,396	$71,341	$10,798	$10,000	$—	$—	$190

Change in unrealized gains (losses)(2)	$(2,746)	$—	$(156)	$(5,444)	$—	$—	$(47)

Three Months Ended September 30, 2025
Level 3 balance at beginning of period	$27,726	$1,029	$48,980	$—	$4,608	$4,160	$—
Fair value adjustments(3)	645	(1,029)	1,299	—	(4,560)	4,340	—
Purchases/originations	175,599	—	47,580	—	—	—	—
Settlements/repayments	(174,993)	—	(42,841)	—	(48)	—	—
Level 3 balance at end of period	$28,977	$—	$55,018	$—	$—	$8,500	$—

Change in unrealized gains (losses)(2)	$644	$(1,029)	$1,183	—	$4,560	$(4,340)	$—

(1)
Fair value adjustments during the three months ended September 30, 2026 include the following: $(11,791) of realized and unrealized losses on equity securities, comprised of $(6,363) included in “Trading (losses) gains, net” and $(5,428) included in “Realized and unrealized (losses) gains on investments”, $1,215 of fair value adjustments on loans included in “Fair value adjustments on loans”, and $(7,582) of realized and unrealized losses related to corporate bonds, comprised of $(2,138) included in “Trading (losses) gains, net”, $(5,444) included in “Realized and unrealized (losses) gains on investments”, and $47 of unrealized losses related to embedded derivatives included in “Change in fair value of financial instruments and other” line items in the accompanying unaudited condensed consolidated statements of operations.

(2)	For the three months ended September 30, 2026 and 2025, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
(3)
Fair value adjustments during the three months ended September 30, 2025 include the following: $645 of realized and unrealized gains (losses) on equity securities, comprised of $(37) included in “Trading (losses) gains, net” and $682 included in “Realized and unrealized (losses) gains on investments”, $1,299 of fair value adjustments on loans included in “Fair value adjustments on loans”, $(1,029) of realized and unrealized losses related to other assets which is comprised of $(127) recorded to “Trading (losses) gains, net” and $(902) recorded to “Realized and unrealized (losses) gains on investments”, $4,560 of realized and unrealized gains related to contingent consideration included in “Selling, general and administrative expenses”, $(4,340) of unrealized losses related to liability-classified warrants included in “Change in fair value of financial instruments and other”.

(4)
Transfers into Level 3 during the three months ended September 30, 2026 include corporate bonds of $30,658. The transfer into Level 3 was due to an exchange of senior notes in August 2026, for which the exchanged notes received had no public market.

The changes in Level 3 fair value hierarchy during the nine months ended September 30, 2026 and 2025 were as follows:

	Equity Securities	Partnership Interests And Other Investments	Loans Receivable at Fair Value	Corporate Bonds	Contingent Consideration	Liability-Classified Warrants(5)	Embedded Derivatives
Nine Months Ended September 30, 2026
Level 3 balance at beginning of period	$71,223	$40,082	$26,303	$—	$—	$6,400	$—
Fair value adjustments(1)	(5,822)	—	12,005	(7,582)	—	9,410	844
Relating to undistributed earnings	—	31,259	1,084	—	—	—	—
Purchases/originations	504,913	—	50,886	—	—	—	190
Sales	—	—	—	(13,076)	—	—	—
Settlements/repayments	(539,918)	—	(79,480)	—	—	(15,810)	(844)
Transfers in and/or out of Level 3(4)	—	—	—	30,658	—	—	—
Level 3 balance at end of period	$30,396	$71,341	$10,798	$10,000	$—	$—	$190

Change in unrealized gains (losses)(2)	$(2,171)	$—	$301	$(5,444)	$—	$—	$844

Nine Months Ended September 30, 2025
Level 3 balance at beginning of period	$40,516	$—	$90,103	$—	$4,538	$—	$—
Fair value adjustments(3)	(3,003)	—	(5,997)	—	(4,394)	640	(8,119)
Purchases/originations	201,466	—	106,212	—	—	7,860	11,244
Sales	(10,000)	—	(10,415)	—	—	—	—
Settlements/repayments	(200,002)	—	(124,885)	—	(144)	—	(3,125)
Level 3 balance at end of period	$28,977	$—	$55,018	$—	$—	$8,500	$—

Change in unrealized gains (losses)(2)	$(3,655)	$—	$(8,834)	$—	$4,394	$(640)	$8,119

(1)
Fair value adjustments during the nine months ended September 30, 2026 include the following: $(5,822) of realized and unrealized losses on equity securities, comprised of $(2,342) included in “Trading (losses) gains, net” and $(3,480) included in “Realized and unrealized (losses) gains on investments”, $12,005 of fair value adjustments on loans included in “Fair value adjustments on loans”, $(7,582) of realized and unrealized losses related to corporate bonds, comprised of $(2,138) included in “Trading (losses) gains, net” and $(5,444) included in “Realized and unrealized (losses) gains on investments”, $9,410 of realized losses related to liability-classified warrants included in “Change in fair value of financial instruments and other”, and $844 of unrealized losses related to embedded derivatives included in “Change in fair value of financial instruments and other” line items in the accompanying unaudited condensed consolidated statements of operations.

(2)	For the nine months ended September 30, 2026 and 2025, the change in unrealized gains (losses) is related to financial instruments held at the end of each respective reporting period.
(3)
Fair value adjustments during the nine months ended September 30, 2025 include the following: $(3,003) of realized and unrealized losses on equity securities comprised of $(1,212) included in “Trading (losses) gains, net” and $(1,791) included in “Realized and unrealized (losses) gains on investments”, $(5,997) of fair value adjustments on loans included in “Fair value adjustments on loans”, $4,394 of realized and unrealized gains related to contingent consideration included in “Selling, general and administrative expenses”, $(640) of unrealized losses related to liability-classified warrants included in “Change in fair value of financial instruments and other”, and $8,119 of unrealized gains related to embedded derivatives included in “Change in fair value of financial instruments and other” line items in the accompanying unaudited condensed consolidated statements of operations.

(4)
Transfers into Level 3 during the nine months ended September 30, 2026 include corporate bonds of $30,658. The transfer into Level 3 was due to an exchange of senior notes in August 2026, for which the exchanged notes received had no public market.

(5)	On May 28, 2026, immediately prior to exercise and settlement, the Oaktree Warrants were remeasured to fair value, resulting in a fair value of $15,810 (see Note 23 - Stockholders’ Equity).

Partnership and investment fund interests valued at NAV were $2,342 and $1,833 as of September 30, 2026 and December 31, 2025, respectively.
Beginning in April 2025, the Company entered into purchase agreements with public companies that allow the counterparties to put their convertible preferred stock to the Company from time to time at its discretion (the “Written Puts”) (see Note 27 - Commitments and Contingencies). The Written Puts are recognized at fair value on a recurring basis within the “Accrued expenses and other liabilities” line item on the accompanying unaudited condensed consolidated balance sheets, with changes in fair value recognized in earnings.
As of September 30, 2026 and December 31, 2025, the Company determined that the fair value of the Written Put liability was de minimis due to its discount to market prices being advantageous to the Company, and no liability or changes in earnings were recorded on the accompanying unaudited condensed consolidated balance sheets or the accompanying unaudited condensed consolidated statements of operations. The Company holds the Written Puts as investments to advantageously monetize the underlying stock and provide capital raising activities for customers. The Company’s exposure is driven primarily by movements in the Issuer’s common stock price, the put writer’s timing of exercise and the April 2026 agreement, which was amended to allow for the Issuer’s creditor to exercise the Written Put upon the Issuer’s Event of Default under the terms of its credit agreement. The amendment had a de minimis impact on the fair value of the Written Put.
Assets and Liabilities Not Measured at Fair Value
The carrying amounts reported in the unaudited condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value based on the short-term maturity of these instruments.

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving credit facilities	Level 2	$32,285	$32,082	$6,638	$6,638
Term loans, net	Level 2	$115,421	$118,961	$119,297	$120,931
Senior notes payable	Level 2	$729,398	$623,264	$1,033,782	$681,890
New Notes payable	Level 3	$258,930	$209,868	$268,016	$166,796
The fair value of the Company’s revolving credit facilities and term loans was estimated using a discounted cash flow approach, whereby contractual cash flows were discounted using current market interest rates and applicable credit spreads. The Company used a market approach for estimating the fair value of senior notes payable as they are listed and actively traded on Nasdaq with sufficient frequency and volume to utilize quoted market prices. The fair value of the Company’s New Notes payable was estimated using a discounted cash flow approach, whereby contractual cash flows were discounted using a credit spread based on significant unobservable inputs, including the Company’s estimated cost of borrowing of approximately 15.2%.

Nonrecurring Fair Value Measurement
The following table presents the carrying amounts of equity securities valued under the measurement alternative that were still held as of the balance sheet date for which a nonrecurring fair value measurement was recorded during the period:

	Fair Value	Level 2	Level 3
As of September 30, 2026
Non-marketable equity securities measured using the measurement alternative	$17,193	$17,193	$—

As of December 31, 2025
Non-marketable equity securities measured using the measurement alternative	$13,867	$13,739	$128
The Company’s equity method investment in GA Holdings was measured at fair value on a nonrecurring basis as of September 30, 2026, in connection with the impairment described in Note 11 - Equity Method Investments, reducing the carrying value from $76,802 to its estimated fair value of $62,250. The fair value was determined using a market approach based on the negotiated price in the Company’s agreement to sell the GA Holdings investment. This is a nonrecurring fair value measurement classified within Level 3 of the fair value hierarchy because the price was negotiated with a single counterparty and is not corroborated by observable market data. In accordance with ASC 820, quantitative information about significant unobservable inputs is not presented because the Company did not develop those inputs; the fair value reflects the transaction price without adjustment.
NOTE 7 — SECURITIES AND OTHER INVESTMENTS OWNED AND SECURITIES SOLD NOT YET PURCHASED
The Company’s securities and other investments owned and securities sold not yet purchased consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Securities and other investments owned:
Securities and other investments owned at fair value:
Equity securities	$217,393	$304,422
Partnership interests and other investments	71,341	40,082
Corporate bonds	11,909	31,751
Other fixed income securities	4,845	4,373
Total securities and other investments owned at fair value	305,488	380,628
Partnership interests and other investments at net asset value	2,342	1,833
Equity securities valued under the measurement alternative	61,988	64,382
Total securities and other investments owned	$369,818	$446,843

Securities sold not yet purchased, at fair value:
Equity securities	$6,829	$9,342
Corporate bonds	241	467
Other fixed income securities	827	—
Total securities sold not yet purchased, at fair value	$7,897	$9,809

Unrealized (losses) gains on equity securities held at September 30, 2026 include unrealized (losses) gains of $(100,337) and $25,942 for the three months ended September 30, 2026 and 2025 respectively, and unrealized (losses) gains of $(8,708) and $13,454 for the nine months ended September 30, 2026 and 2025, respectively, which is included in the “Realized and unrealized (losses) gains on investments” line item on the accompanying unaudited condensed consolidated statements of operations.
The following table presents the related adjustments recorded during the three and nine months ended September 30, 2026 and 2025 for equity securities measured under the measurement alternative and for those securities with observable price changes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Upward carrying value changes(1)	$48	—	$1,463	1,732
Downward carrying value changes/impairment(2)	$(145)	(227)	$(2,413)	(819)

(1)	The cumulative upward carrying value changes between September 6, 2019 and September 30, 2026 were $12,601.
(2)	The cumulative downward carrying value changes/impairment between September 6, 2019 and September 30, 2026 were $(13,698).
Certain equity securities investments in public and private companies are accounted for under the fair value option where the Company would otherwise use the equity method of accounting. The Company accounts for these equity investments at fair value to provide management with a more relevant representation for evaluating risk, performance reporting, market conditions and economic events in earnings on a more timely basis and to provide reporting of the current value of those assets in the accompanying unaudited condensed consolidated balance sheets. The related summarized financial information included below for purposes of disclosure are mostly presented a quarter in arrears where balance sheet amounts as of June 30, 2026 and September 30, 2025 correspond to amounts as of September 30, 2026 and December 31, 2025, respectively, and income statement amounts for the three and nine months ended June 30, 2026 and 2025 correspond to amounts for the three and nine months ended September 30, 2026 and 2025 of the Company, respectively.
Babcock and Wilcox Enterprises, Inc., Equity Investment
The Company owned an 18% and 25% voting interest in Babcock and Wilcox Enterprises, Inc. (“B&W”) as of September 30, 2026 and December 31, 2025, respectively, whereby the Company has elected to account for this investment under the fair value option. The following tables contain summarized financial information with respect to B&W:

	June 30, 2026	September 30, 2025
Current assets	$725,441	$479,733
Noncurrent assets	$274,162	$178,151
Current liabilities	$500,297	$400,985
Noncurrent liabilities	$441,937	$489,106
Equity (Deficit) attributable to investee	$57,369	$(232,207)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$319,716	$144,054	$647,547	$391,524
Cost of revenues	$273,080	$100,812	$534,048	$283,988
Income (loss) from continuing operations	$14,255	$(6,052)	$(82,058)	$(85,133)
Net income (loss)	$14,255	$(58,492)	$(53,460)	$(143,502)
Net income (loss) attributable to investees	$14,255	$(58,492)	$(53,460)	$(143,564)

As of September 30, 2026 and December 31, 2025, the fair value of the investment in B&W totaled $160,288 and $174,011, respectively, and is included in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.
Other Equity Investments
As of September 30, 2026, the Company had other equity investments where the Company is considered to have the ability to exercise influence since the Company has representation on the board of directors or the Company is presumed to have the ability to exercise significant influence since the investment is more than minor, and the limited liability company is required to maintain specific ownership accounts for each member. The Company has elected to account for these equity investments under the fair value option. These equity investments are comprised of equity investments in five companies as of September 30, 2026 and December 31, 2025.
The following table contains summarized financial information for these companies:

	June 30, 2026	September 30, 2025
Current assets	$48,669	$23,491
Noncurrent assets	$161,936	$140,981
Current liabilities	$13,145	$22,988
Noncurrent liabilities	$98,374	$66,509
Equity attributable to investee	$99,086	$74,975

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$19,332	$16,709	$54,980	$46,932
Cost of revenues	$4,657	$2,928	$10,660	$7,725
Net income attributable to investees	$5,496	$872	$9,167	$4,881
As of September 30, 2026 and December 31, 2025, the fair value of these investments totaled $19,672 and $19,835, respectively, and is included in the “Securities and other investments owned, at fair value” line item in the accompanying unaudited condensed consolidated balance sheets.

NOTE 8 — SECURITIES LENDING
The following table presents the contractual gross and net securities borrowing and lending balances and the related offsetting amount as of September 30, 2026 and December 31, 2025:

	Gross amounts recognized	Gross amounts offset in the consolidated balance sheets(1)	Net amounts included in the consolidated balance sheets	Amounts not offset in the consolidated balance sheets but eligible for offsetting upon counterparty default(2)	Net amounts
As of September 30, 2026
Securities borrowed	$235,009	$—	$235,009	$235,009	$—
Securities loaned	$217,125	$—	$217,125	$217,125	$—
As of December 31, 2025
Securities borrowed	$114,937	$—	$114,937	$119,872	$—
Securities loaned	$97,321	$—	$97,321	$89,142	$8,179

(1)	Includes financial instruments subject to enforceable master netting provisions that are permitted to be offset to the extent an event of default has occurred.
(2)	Represents the fair value of collateral held/posted which is comprised of financial instruments.
The following table presents the gross obligation of securities lending transactions accounted for as secured borrowings by the class of collateral pledged as of September 30, 2026 and December 31, 2025:

	Remaining contractual maturity -
	Overnight and continuous
	September 30, 2026	December 31, 2025
Securities lending transactions:
Corporate securities - fixed income	$265	$453
Equity securities	216,860	96,868
Total securities loaned	$217,125	$97,321

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

Interest expense from securities lending activities is included in operating expenses related to operations in the Capital Markets segment. Such expense is incurred from equity and fixed income securities that are loaned to the Company and totaled $1,100 and $2,094 during the three months ended September 30, 2026 and 2025, respectively, and $2,723 and $4,781 during the nine months ended September 30, 2026 and 2025, respectively.

NOTE 9 — ACCOUNTS RECEIVABLE
The components of accounts receivable, net, from revenue from contracts with customers include the following:

	September 30, 2026	December 31, 2025
Accounts receivable	$51,193	$52,631
Investment banking fees, commissions and other receivables	13,429	8,950
Total accounts receivable	64,622	61,581
Allowance for credit losses	(5,560)	(6,108)
Accounts receivable, net	$59,062	$55,473
Additions and changes to the allowance for credit losses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$6,209	$6,022	$6,108	$6,100
Changes to reserve	350	973	1,223	2,587
Other adjustments and write-offs	(999)	(415)	(1,771)	(2,090)
Recoveries	—	—	—	(17)
Balance, end of period	$5,560	$6,580	$5,560	$6,580

NOTE 10 — LOANS RECEIVABLE, AT FAIR VALUE
Loans receivable consist of the following:

		At Fair Value		Outstanding Principal Balance, Net of Discounts		Outstanding Principal Balance in Excess of Fair Value
	Maturity	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	Dates	2026	2025	2026	2025	2026	2025
Related Party Loans Receivable:
Vintage Capital Management, LLC	December 2027	n/a	$1,835	n/a	$224,968	n/a	$223,133
Conn’s, Inc.	February 2027	n/a	—	n/a	70,425	n/a	70,425
Torticity, LLC	September 2029	—	—	16,333	16,333	16,333	16,333
Other related party loans	Various through August 2027	1,086	1,000	1,164	1,164	78	164
Total related party loans receivable		1,086	2,835	17,497	312,890	16,411	310,055

XBP Americas, LLC	October 2026	7,021	21,415	7,021	21,731	—	316
Norlin EV Limited	December 2025	n/a	10	n/a	1,233	n/a	1,223
Other loans receivable	Various	2,691	2,043	8,933	7,845	6,242	5,802
Total loans receivable		$10,798	$26,303	$33,451	$343,699	$22,653	$317,396
The Company has elected to measure loans at fair value to provide management with a more relevant representation for evaluating risk, performance reporting, market conditions and economic events in earnings on a more timely basis and to provide reporting of the current value of those assets in the accompanying unaudited condensed consolidated balance sheets. During the three months ended September 30, 2026 and 2025, the Company recorded realized and unrealized gains of $1,215 and $1,299, respectively, and net realized and unrealized gains and (losses) of $12,005 and $(5,997) during the nine months ended September 30, 2026 and 2025, respectively, on loans receivable at fair value. Net realized and unrealized gains and losses on loans receivable are reflected in the “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations.
Loans receivable at fair value on non-accrual and 90 days or greater past due was zero and $1,835, which represented approximately zero and 7.0% of total loans receivable at fair value as of September 30, 2026 and December 31, 2025, respectively. The principal balances of loans receivable on non-accrual and 90 days or greater past due was $21,276 and $320,285 as of September 30, 2026 and December 31, 2025, respectively.
Interest income for loans receivable on non-accrual and/or 90 days or greater past due is recognized separately from the “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations. The amount of gains (losses) included in earnings attributable to changes in instrument-specific credit risk was $1,215 and $1,316 during the three months ended September 30, 2026 and 2025, respectively, and $3,223 and $(5,980) for the nine months ended September 30, 2026 and 2025, respectively. The gains or losses attributable to changes in instrument-specific risk were determined by management based on an estimate of the fair value change during the period specific to each loan receivable.
The Company may periodically provide limited guarantees to third parties for loans that are made to investment banking and lending clients. As of September 30, 2026, the Company has outstanding limited guarantee arrangements with respect to B&W as further described in Note 27(b) - Babcock and Wilcox Commitments and Guarantees. In accordance with the credit loss standard, the Company evaluates the need to record an allowance for credit losses for these loan guarantees since they have off-balance sheet credit exposures. On June 18, 2025, an amendment was made to the Axos Guaranty, as defined in Note 27 - Commitments and Contingencies, whereby the Company’s obligations as guarantor were suspended until January 1, 2027. On February 25, 2026, the Axos Guaranty was terminated and is of no further force and effect as further discussed in Note 27 - Commitments and Contingencies - (b) Babcock and Wilcox Commitments and Guarantees.
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
The loan had a fair value of zero as of December 31, 2025, and was written off effective January 1, 2026. At the time of the write-off, Conn’s was no longer considered a related party of the Company. During the nine months ended September 30, 2026, the Company recovered $8,600 of proceeds from the collateral for the loan receivable which is included in “Fair value adjustments on loans” line item in the accompanying unaudited condensed consolidated statements of operations.
Torticity, LLC Loan Receivable
On November 2, 2023, B. Riley Principal Investments, LLC (“BRPI”), a wholly owned subsidiary of the Company, along with other lenders, entered into a loan receivable with Torticity, LLC for an aggregate principal amount of $25,000, of which $15,000 was BRPI’s total principal commitment. On November 20, 2023, BRPI transferred the promissory note to B. Riley Commercial Capital, LLC (“BRCC”), another wholly owned subsidiary of the Company. The loan receivable bore interest at 15.00% per annum paid quarterly at 7.50% per annum in cash and 7.50% per annum payment-in-kind to be capitalized and added to the outstanding principal balance. Subsequent to December 31, 2024, there were amendments to the loan. However, the entire loan remained impaired with no fair value at September 30, 2026, and there has been no interest income on the loan receivable during the nine months ended September 30, 2026 and all of 2025.
XBP Americas, LLC (formerly Exela Technologies, Inc. (“Exela”)) Loans Receivable
As of September 30, 2026, the Company had a loan receivable and an accounts receivable facility with XBP Americas, LLC (“XBP Americas”), with fair value balances of $6,525 and $496, respectively. As of December 31, 2025, the Company had a loan receivable, accounts receivable facility, and unsecured note with XBP Americas, with fair value balances of $15,459, $1,440, and $4,516, respectively.
Exela Loan
On February 27, 2023, BRCC loaned Exela Receivables 3 Holdco, LLC (“Holdco”) $31,500, and on August 18, 2023, assigned the loan receivables to BRF Finance Co., LLC (or “BRF”), a wholly owned subsidiary of the Company (the “Exela Loan”). The Exela Loan bears interest at a rate equal to Term SOFR plus 7.50%, with interest payable monthly in arrears.
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
Pursuant to the amended terms, the borrower is required to make a one-time prepayment of $1,250 on the earlier of (i) sixty days following the fourth and final Monthly Purchase and (ii) the third Business Day following the termination of the Exela AR Facility (as defined below) upon achievement of the applicable collections milestone, which was achieved in January 2026. In addition, commencing February 6, 2026, the borrower is required to make monthly principal payments of $1,000 on the fifth Business Day of each month until the loan is repaid in full. During the three and nine months ended September 30, 2026, the borrower made $3,000 and $9,250 of such mandatory principal repayments.

On September 30, 2026, the Company amended the Exela Loan to extend the maturity date from September 30, 2026 to October 1, 2026. As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the Exela Loan was $6,525 and $15,775, respectively. The borrower repaid the remaining balance of $6,525 on October 1, 2026.
Exela AR Facility
On February 12, 2024, BR Exar, LLC (“BREL”), an affiliate of BRCC, entered into a receivables purchase agreement with Exela BR SPV, a subsidiary under common control with XBP Americas (as subsequently amended, the “Exela AR Facility”), pursuant to which BREL purchased certain existing receivables and future receivables until the achievement of a specified collection milestone. As of December 31, 2025, the Exela AR Facility had an outstanding balance of $1,440, which was repaid in full as of January 12, 2026.
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
During the three and nine months ended September 30, 2026, the Company collected $11,643 and $30,629 under the Amended Exela AR Facility, respectively, and as of September 30, 2026, $496 remained outstanding under the Amended Exela AR Facility.
NOTE 11 — EQUITY METHOD INVESTMENTS
Equity investments accounted for under the equity method of accounting consist of the following:

	September 30, 2026		December 31, 2025
	Percentage Ownership	Investment Balance	Percentage Ownership	Investment Balance
Investments accounted for under the equity method:
Great American Holdings, LLC	38.5%	$62,250	38.4%	$83,349
SW-B. Riley Retail Opportunity Fund	22.6%	5,809	22.6%	7,084
Total equity method investments		$68,059		$90,433
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
The summarized financial information with respect to the equity method investments noted below for purposes of disclosure are presented a quarter in arrears whereas balance sheet amounts as of June 30, 2026 and September 30, 2025 correspond to amounts as of September 30, 2026 and December 31, 2025, respectively, and income statement amounts during the three and nine months ended June 30, 2026 and 2025 (or partial periods as noted below) correspond to amounts during the three and nine months ended September 30, 2026 and 2025, respectively.
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
Based on the terms of the limited liability company agreement, the Company recorded equity in the net (loss) income attributable to GA Holdings using the HLBV method of $(1,042) and $6,410 for the three months ended September 30, 2026 and 2025, respectively, and $(6,547) and $2,771 for the nine months ended September 30, 2026 and 2025, respectively.
The following tables contain summarized financial information with respect to GA Holdings:

	June 30, 2026	September 30, 2025
Current assets	$55,294	$58,177
Noncurrent assets	$378,719	$283,238
Current liabilities	$87,481	$51,024
Noncurrent liabilities	$16,881	$518
Mezzanine equity - preferred units	$279,097	$279,097
Equity attributable to investee	$50,554	$10,776

	For the Three Months Ended June 30,		Nine Months Ended June 30, 2026	Period from November 15, 2024 to June 30, 2025
	2026	2025
Revenue	$64,854	$55,947	$157,442	$114,683
Cost of revenue and expenses	$58,629	$54,203	$145,178	$105,431
Net income attributable to investee	$6,225	$1,744	$12,264	$9,252
The Company sold its equity interest in GA Holdings to Oaktree for $62,250 on November 3, 2026, and Oaktree agreed to lend the Company $26,500. The $62,250 of consideration the Company is receiving from Oaktree consists of $10,570 of cash and $51,680 of reduction of indebtedness owed under the Oaktree Term Loan as more fully described in Note 15 - Term Loans and Revolving Credit Facilities. This resulted in the Company recording an other than temporary impairment charge of $14,552 at September 30, 2026, which is included in the “(Loss) income from equity investments” line item in the accompanying unaudited condensed statement of operations. This resulted in a reduction in the carrying value of the GA Holdings equity investment from $76,802 to its estimated fair value of $62,250 (see Note 6 - Fair Value Measurements).
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

As of September 30, 2026, the Company’s investment in Joann Retail was zero as the Company had fully recovered its initial investment of $6,163 in Joann Retail during the second quarter of 2025. Prior to the recovery of the Company’s initial investment, the investment in Joann Retail was adjusted for the Company’s proportionate share of equity method income or losses and of cash distributions received. The cash received distributions of $631 and $2,666 in excess of the Company’s investment balance and share of equity earnings during the nine months ended September 30, 2026 and 2025, which is recognized as other income and included in the “(Loss) income from equity investments” line item in the accompanying unaudited condensed consolidated statements of operations.
The following tables contain summarized financial information with respect to Joann Retail:

	June 30, 2026	September 30, 2025
Current assets	$14,089	$27,415
Current liabilities	$14,089	$27,415
Equity attributable to investee	$—	$—

	For the Three Months Ended June 30,		Nine Months Ended	Period from February 27, 2025 to June 30, 2025
	2026	2025	June 30, 2026
Revenue	$1,240	$158,990	$10,494	$158,990
Cost of revenue and expenses	649	94,825	3,080	98,440
Net income attributed to investee	$591	$64,165	$7,414	$60,550
SW-B. Riley Retail Opportunity Fund (“SW-B. Retail”)
After the consolidation of BRC Trust as discussed in Note 3 - Variable Interest Entities and Note 17 - Noncontrolling Interests, the Company’s ownership percentage in SW-B. Retail is 22.6%. During the three months ended September 30, 2026 and 2025, the Company recorded equity method income of $472 and $118 respectively, and for the nine months ended September 30, 2026 and 2025, the Company recorded equity method income of $633 and $101 respectively.
NOTE 12 — PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following:

	September 30, 2026	December 31, 2025
Inventory, net	$44,419	$48,020
Rental merchandise, net	12,684	13,372
Prepaid expenses	13,667	23,148
Unbilled receivables	1,971	2,727
Income taxes receivable	23,981	18,673
Other receivables, net	11,007	12,394
Other assets	10,232	10,316
Prepaid expenses and other assets	$117,961	$128,650
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
NOTE 13 — GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill at September 30, 2026 and December 31, 2025 was $392,687. Goodwill is comprised of $158,834 for the Capital Markets Segment, $37,334 for the Wealth Management Segment, $71,551 for the

Lingo Segment, $106,461 for the magicJack Segment, $128 for the Marconi Wireless Segment, $15,727 for the UOL Segment, and $2,652 for the Corporate and All Other category. Goodwill is net of accumulated impairment losses of $137,445, of which $79,781 and $57,664 were recorded in the Consumer Products Segment and Corporate and All Other category, respectively.
Intangible assets consisted of the following:

		As of September 30, 2026			As of December 31, 2025
	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Intangibles, Net	Gross Carrying Value	Accumulated Amortization	Intangibles, Net
Amortizable assets:
Customer relationships	1 to 13	$240,780	$(163,805)	$76,975	$240,780	$(148,015)	$92,765
Domain names	7	170	(170)	—	170	(170)	—
Franchise rights and advertising relationships	8 to 10	755	(298)	457	755	(247)	508
Internally developed software and other intangibles	0.5 to 5	28,597	(27,269)	1,328	28,597	(26,116)	2,481
Tradenames	9	7,800	—	7,800	—	—	—
Trademarks	3 to 10	19,950	(13,511)	6,439	19,950	(12,014)	7,936
Total		298,052	(205,053)	92,999	290,252	(186,562)	103,690

Non-amortizable assets:
Tradenames		1,600	—	1,600	14,600	—	14,600
Total intangible assets		$299,652	$(205,053)	$94,599	$304,852	$(186,562)	$118,290
Intangible assets related to tradenames are net of accumulated impairment losses of $27,200, which were recorded in the Consumer Products segment.
Amortization expense was $6,066 and $6,674 during the three months ended September 30, 2026 and 2025, respectively and $18,490 and $21,127 during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, estimated future amortization expense was $6,284, $24,139, $20,963, $16,337, and $12,034 for the years ended December 31, 2026 (remaining three months), 2027, 2028, 2029 and 2030, respectively. The estimated future amortization expense after December 31, 2030 was $13,242.
The Company performs impairment tests for goodwill and indefinite-lived intangible assets as of December 31 of each year and between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair values of the Company’s reporting units or intangible assets below their carrying values. As a result of the current financial performance of the Company’s Tiger US Holdings, Inc. (“Targus”) subsidiary, which comprises the reporting unit of all operations within the Consumer Products segment, as well as current market conditions in the personal computer market for computers and accessories, the Company updated its long-term forecasts for the reporting unit and performed interim quantitative assessments of the Targus tradename as of June 30, 2026 and September 30, 2026. These assessments resulted in non-cash impairment charges of $4,000 and $1,200, respectively ($5,200 for the nine months ended September 30, 2026), recorded in impairment of tradename in the accompanying condensed consolidated statements of operations, reducing the carrying value of the Targus tradename from $13,000 to $7,800.
The Targus tradename was measured at fair value on a nonrecurring basis as of June 30, 2026 and September 30, 2026 using the relief-from-royalty method. The estimated fair value of the Targus tradename was $9,000 as of June 30, 2026 and $7,800 as of September 30, 2026. The fair value measurement is classified as Level 3 within the fair value hierarchy as the significant inputs are unobservable and reflect management’s estimates and assumptions. The key inputs used in the valuations included projected revenues, royalty rates of 1.0%, long-term growth rates of 3.0%, and discount rates of 22.0% and 23.0% at June 30, 2026 and September 30, 2026, respectively.
In connection with the September 30, 2026 impairment assessment, the Company reassessed the useful life of the Targus tradename, which had been classified as an indefinite-lived intangible asset since the acquisition of Targus in October 2022. Based on the recent financial performance of the Targus business and the competitive environment in which it operates, the Company determined that the Targus tradename no longer met the criteria to be classified as an indefinite-lived intangible asset and that a finite useful life was more appropriate. Accordingly, as of September 30, 2026, following recognition of the impairment charge described above, the Company reclassified the Targus tradename, with a carrying value of $7,800, which was accounted for as a non-amortizable intangible asset with an indefinite life to an amortizable intangible asset with an estimated remaining useful life of nine years. The tradename is presented within amortizable tradenames in the table above and will be amortized on a straight-line basis beginning October 1, 2026. The change in the estimated useful life is accounted for prospectively as a change in accounting estimate with amortization expense beginning October 1, 2026. The Company expects the change to increase amortization expense by approximately $217 for the three months ended December 31, 2026, approximately $867 in each of the years ending December 31, 2027 through 2034, and approximately $650 for the year ending December 31, 2035.
NOTE 14 — ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30, 2026	December 31, 2025
Accrued payroll and related expenses	$52,713	$58,422
Dividends payable	123	611
Income taxes payable	1,901	697
Other tax liabilities	14,278	14,439
Accrued expenses	29,503	45,154
Other liabilities	26,680	35,457
Accrued expenses and other liabilities	$125,198	$154,780
Other tax liabilities primarily consist of uncertain tax positions, sales and VAT taxes payable, and other non-income tax liabilities. Accrued expenses primarily consist of accrued trade payables, investment banking payables and legal settlements. Other liabilities primarily consist of interest payables, accrued legal fees and finance lease liabilities.

NOTE 15 — TERM LOANS AND REVOLVING CREDIT FACILITIES
Term loans and revolving credit facilities are comprised of the following:

	September 30, 2026		December 31, 2025
	Interest Rate	Principal	Interest Rate	Principal
Term Loans:
BRPAC Term Loan	7.02%	$55,500	6.83%	$64,000
Oaktree Term Loan	11.77%	65,625	11.82%	64,117
Subtotal		121,125		128,117
Less: Unamortized debt issuance costs and discount		(5,704)		(8,820)
Total Term Loans		$115,421		$119,297

	September 30, 2026		December 31, 2025
	Weighted Average		Weighted Average
	Interest Rate	Principal	Interest Rate	Principal
Revolver Loans:
Targus Revolver Loan	6.77%	$16,285	7.20%	$6,638
BRPAC Revolver Loan	6.63%	16,000	—%	—
Total Revolver Loans		$32,285		$6,638
Oaktree Credit Agreement
On February 26, 2025, the Company and BRFH (“BRFH Borrower”) entered into a new credit agreement with a group of funds indirectly or directly controlled by Oaktree Capital Management, L.P. with Oaktree Fund Administration, LLC, acting as the administrative agent and collateral agent. The credit agreement provided for (i) a three-year $125,000 secured term loan credit facility (the “Oaktree Term Loan”) and (ii) a four-month $35,000 secured delayed draw term loan credit facility (the “Delayed Draw Facility” and, together with the Oaktree Term Loan, the “Oaktree Credit Facility”). The Oaktree Term Loan matures on the earliest of (i) February 26, 2028, and (ii) a springing maturity date 91 days prior to the maturity of any series of bonds, notes or bank indebtedness of the Company or the BRFH Borrower outstanding on such date with an aggregate amount exceeding $10,000.

At September 30, 2026, under the Oaktree Credit Agreement, certain assets with a total carrying value of $134,496 collateralize the $65,625 outstanding balance of the Oaktree Term Loan, and these assets primarily consist of (a) the common and preferred equity interest in GA Holdings, (b) certain other designated loans receivable and equity investments held by the BRFH Borrower, and (c) the equity interests in the BRFH Borrower’s subsidiaries. These assets of the BRFH Borrower are placed into a borrowing base (the “Borrowing Base”), which serves to limit the borrowings under the Oaktree Credit Facility. The sale of an asset in the Borrowing Base requires the BRFH Borrower to make a prepayment in an amount equal to the proceeds of such disposition multiplied by the percentage “credit” that is assigned to such asset in the Borrowing Base. The BRFH Borrower may be obligated to prepay the loans or post cash in a controlled account in the event the Borrowing Base falls below a certain level as defined in the Oaktree Credit Facility. In 2025, the Company repaid the Delayed Draw Facility in full and sold certain assets in the Borrowing Base that required the Company to repay $62,500 of principal on the Oaktree Term Loan reducing its outstanding balance from $125,000 to $62,500. In accordance with paydowns on the Oaktree Credit Facility, the Company recorded losses on debt extinguishment in the amount of $15,639 during the nine months ended September 30, 2025, included in the “(Loss) gain on extinguishment of debt” line item in the unaudited condensed consolidated statement of operations.

The Oaktree Credit Agreement includes covenants which, among other things, limit the Company’s, the BRFH Borrower’s and the BRFH Borrower’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness, and to pay dividends or to make other distributions or redemptions/repurchases in respect of their respective equity interests. The Company is in compliance with all financial covenants in the Oaktree Credit Agreement as of September 30, 2026.

Interest expense on the Oaktree Credit Facility during the three months ended September 30, 2026 and 2025 was $3,287 and $1,330, respectively. Interest expense on the Oaktree Credit Facility during the nine months ended September 30, 2026 and 2025 was $9,728 and $9,089, respectively.

The Company issued warrants (“Oaktree Warrants”) to certain affiliates of Oaktree Capital Management, L.P. (the “Oaktree Holders”) in connection with the Oaktree Term Loan to purchase approximately 1,832,290 shares. The Company determined the Oaktree Warrants met the criteria for liability classification under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and recorded an initial warrant liability of $7,860. On May 28, 2026, the Oaktree Holders sent a cashless exercise notice to the Company in accordance with the terms of the Oaktree Warrants. On May 29, 2026, the Company issued an aggregate of 915,251 shares of common stock to the Oaktree Holders in full settlement of the warrants. The shares underlying the Oaktree Warrants are registered for resale on Form S-1 (which was subsequently amended by a Post-Effective Amendment) (Reg. No. 333-293348). As of May 29, 2026, the Oaktree Warrants have been fully exercised and are no longer outstanding. Changes in the fair value of the warrant liability prior to the exercise are reported in the “Other income (expense)” section in our accompanying unaudited condensed consolidated statements of operations. Refer to Note 23(a) - Common Stock Warrants.
On August 7, 2026, the Company and the BRFH Borrower entered into Amendment No. 5 to the Oaktree Credit Facility (“Amendment No. 5”), which eliminated the Oaktree Term Loan exit fee in exchange for a $3,125 payment-in-kind amendment fee, increasing the outstanding principal from $62,500 to $65,625.
On September 28, 2026, the Company and the BRFH Borrower entered into Amendment No. 6 (“Amendment No. 6”), requiring prepayment of the Oaktree Term Loan, subject to the applicable premium, equal to 50% of cash distributions received from BRPAC (as defined below) and its subsidiaries. Amendment No. 6 also provided lender consent and limited covenant waivers for the proposed Sangoma Technologies Corporation transaction and related financing. The amendment did not modify the loan’s interest rate, principal, maturity, or prepayment premium, and no fees were paid to lenders.
Both amendments were accounted for as troubled debt restructurings. As the future undiscounted cash payments under the terms of the modified debt exceeded the carrying amount of the debt on each modification date, the Company accounted for each restructuring prospectively using the revised effective interest rate established at that date. Following Amendment No. 5, the springing maturity and voluntary prepayment features were no longer bifurcated and were recombined with the host instrument, the remaining embedded derivatives had de minimis fair value, and the Oaktree Credit Facility ceased to be accounted for as indexed debt. Amendment No. 6 includes a mandatory prepayment feature requiring bifurcation, resulting in a $190 increase to the compound embedded derivative and a corresponding debt discount. As of September 30, 2026, the embedded derivative has a fair value of $190 (See Note 6 - Fair Value Measurements). Subsequent changes in fair value of the embedded derivative are reported in the “Other income (expense)” section in our accompanying unaudited condensed consolidated statements of operations.
On November 3, 2026, in connection with the sale of the Company’s interest in GA Holdings (see Note 11 - Equity Method Investments), the Company and the BRFH Borrower entered into Amendment No. 7 to the Oaktree Credit Facility and Amendment No. 2 to the Guarantee and Collateral Agreement, which (i) provided for $51,680 of reduction of indebtedness owed under the Oaktree Term Loan, (ii) provided additional term loan proceeds of $26,500, (iii) required a transaction fee of $3,281 paid in kind and added to the principal of the Oaktree Term Loan in exchange for removal of the prepayment premium on any balance outstanding following Amendment No. 7, (iv) required a closing fee of 2.0% of the term loan proceeds, and (v) released the Company’s interests in GA Holdings from the borrowing base and the collateral securing the Oaktree Term Loan. Following Amendment No. 7, the outstanding balance on the Oaktree Credit Facility is $43,727.
Targus/FGI Credit Agreement
On August 20, 2025, Targus (“Targus Borrower”) and certain of the Targus Borrower’s direct and indirect subsidiaries (the “FGI Loan Parties”) entered into a Revolving Credit, Receivables Purchase, Security and Guaranty Agreement (the “Targus/FGI Credit Agreement”) with FGI Worldwide LLC (“FGI”), as agent and for a three-year $30,000 revolving loan facility, the proceeds of which were used to refinance and repay all obligations under the Targus Credit Agreement with PNC Bank, National Association, dated October 18, 2022 (the “Prior Targus Credit Agreement”). Accordingly, the Company recorded a loss on extinguishment of debt of $950, which is included in the “(Loss) gain on extinguishment of debt” line item in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2025.

The Targus/FGI Credit Agreement is a revolving line of credit facility with a receivables purchase feature under which the purchase of eligible receivables is on a full recourse basis with each borrower retaining the risk of non-payment. The revolving loans bore interest at the greater of (a) 5.25% per annum or (b) 3.00% above the term SOFR for a period of one month plus 10 basis points, plus (c) 0.30% per month collateral management fee. Effective September 30, 2026, the FGI Loan Parties entered into a Second Amendment to the Targus/FGI Credit Agreement (the “Second Amendment”), as further discussed below, whereby the revolving loans bear interest at the greater of (a) 5.25% per annum or (b) 2.75% above the term SOFR for a period of one month plus 10 basis points, plus (c) 0.225% per month collateral management fee. The average borrowings under the revolving loan facility were $12,851 and $11,090 during the nine months ended September 30, 2026 and 2025, respectively. The amount available for borrowings under the Targus/FGI Credit Agreement was $20,203 at September 30, 2026. Interest expense on these loans during the three and nine months ended September 30, 2026 was $412 and $995, respectively. Interest expense on these loans during the three and nine months ended September 30, 2025 was $129. Under the Prior Targus Credit Agreement, the average borrowings under the revolver loan was $14,179 during the nine months ended September 30, 2025. Interest expense on these loans during the three and nine months ended September 30, 2025 was $545 and $1,337, respectively.
The Targus/FGI Credit Agreement provides for an early termination fee, calculated on the $30,000 maximum facility amount, payable if the facility is terminated before its maturity date for any reason. Prior to the Second Amendment, the early termination fee was equal to (a) 2.5% if such termination occurred during the year following August 20, 2025, (b) 1.5% if such termination occurred during the second year following August 20, 2025, or (c) 0.5% if such termination occurred after the second year following August 20, 2025. Effective September 30, 2026, the early termination fee is equal to 1.5%, 1.0% or 0.5% if such termination occurs during the first year, during the second year, or after the second year, respectively, following September 30, 2026.
The Targus/FGI Credit Agreement includes certain embedded features, such as a receivable purchase arrangement, default interest of 3.00%, certain cost reimbursements, and optional and mandatory prepayments that could result in an acceleration of the Company’s obligations. The mandatory prepayments are triggered by asset disposition, event of loss, over advances and upon an event of default. Certain cost reimbursements and default interest upon a non-credit risk event of default were determined to be embedded derivatives. As a result of the Second Amendment, the mandatory prepayment provision upon an event of default was determined to meet the criteria for bifurcation as an embedded derivative. The Company determined the value of all embedded derivatives was de minimis as of September 30, 2026.
The Targus/FGI Credit Agreement is secured by (i) a first priority perfected security interest in and a lien upon all of the assets of the FGI Loan Parties, and (ii) a pledge of all of the equity interests of the Targus Borrower and its direct and indirect subsidiaries. The Targus/FGI Credit Agreement was secured by substantially all Targus assets as collateral defined in the Targus/FGI Credit Agreement, which assets had an aggregate value of approximately $143,648, including $36,389 of accounts receivable and $41,553 of inventory as of September 30, 2026. The Targus/FGI Credit Agreement contains certain covenants, including those limiting the FGI Loan Parties’ ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. The Targus/FGI Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an uncured event of default occurs, FGI would be entitled to take various actions, including the acceleration of amounts outstanding under the Targus/FGI Credit Agreement. The Company is in compliance with all financial covenants in the Targus/FGI Credit Agreement as of September 30, 2026.
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

On September 30, 2026, the Second Amendment, among other things, (i) extended the maturity date from August 20, 2028 to August 20, 2029, (ii) reduced the interest rate and the collateral management fee as described above, (iii) amended the early termination fee provisions as described above, and (iv) eliminated the Adjusted Consolidated EBITDA financial covenant for test periods ending after July 31, 2026.
The Second Amendment was accounted for as a troubled debt restructuring. As the future undiscounted cash payments under the amended terms exceeded the carrying amount of the debt on September 30, 2026, no gain was recognized and the carrying amount of the debt was not adjusted. The Second Amendment also resulted in the identification of an additional embedded derivative, as discussed above.
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
In connection with the Fourth Nomura Amendment, interest on the term loan increased to SOFR loans accrued interest at the adjusted term SOFR plus an applicable margin of 7.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined plus an applicable margin of 6.00% cash interest plus 1.50% paid-in-kind interest; and base rate loans accrued interest at the base rate plus an applicable margin of 6.00% cash interest or, at the election of the Company, at the adjusted term SOFR determined for such day plus an applicable margin of 5.00% cash interest plus 1.50% PIK Interest. Interest expense on the term loan during the nine months ended September 30, 2025 was $2,457.
As fully discussed in “Oaktree Credit Agreement” above, on February 26, 2025, the Company used proceeds from the Oaktree Credit Facility to repay the outstanding principal balance under the Nomura Credit Agreement and the Nomura Credit Agreement was terminated. Upon repayment, the Company recorded a loss on extinguishment of debt in the amount of $4,666, which was included in the “(Loss) gain on extinguishment of debt” line item in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2025.
BRPAC Credit Agreement
On January 6, 2025, BRPI Acquisition Co., LLC (“BRPAC”), Lingo, UOL and YMAX Corporation (collectively, the “BRPAC Borrowers”), indirect wholly owned subsidiaries of the Company, in the capacity as borrowers, entered into an amended and restated credit agreement (the “BRPAC Credit Agreement”), with the Banc of California, in its capacity as sole lead arranger, sole book manager, administrative agent and lender (the “Agent”) and the lenders party thereto from time to time to amend and restate the prior BRPAC credit agreement, dated December 19, 2018 (the “Prior BRPAC Credit Agreement”) and replace the prior Lingo credit agreement, dated August 16, 2022 (the “Prior Lingo Credit Agreement”). Certain of the BRPAC Borrowers’ U.S. subsidiaries are parties to and guarantors of all obligations under the BRPAC Credit Agreement (collectively, the “Secured Guarantors”; and together with the BRPAC Borrowers, the “Credit Parties”). In addition, the Company and B. Riley Principal Investments, LLC, the parent company of BRPAC and a subsidiary of the Company, are guarantors of the obligations under the BRPAC Credit Agreement pursuant to standalone guaranty agreements pursuant to which the outstanding membership interests of BRPAC are pledged as collateral.

Pursuant to the BRPAC Credit Agreement, the lenders made a five-year $80,000 term loan to the BRPAC Borrowers, the proceeds of which were used to repay in full the obligations under the Prior BRPAC Credit Agreement and the Prior Lingo Credit Agreement. The BRPAC Credit Agreement also builds in provisions for incremental term loans up to $40,000 allowing certain distributions to the parent company of the BRPAC Borrowers from the proceeds of such incremental term loans. Upon repayment of the Prior Credit Agreement and the Lingo Credit Agreement, the Company recorded a loss on extinguishment of debt in the amount of $389, which was included in the “(Loss) gain on extinguishment of debt” line item in the accompanying unaudited condensed consolidated statements of operations during the nine months ended September 30, 2025. The remaining debt modification was accounted for as a troubled debt restructuring. As the future undiscounted cash payments under the terms of the modified debt exceeded the carrying amount of the old debt on the modification date, the Company accounted for the restructuring on a prospective basis using the revised effective interest rate established under the BRPAC Credit Agreement.
On April 8, 2026 (“Amendment Effective Date”), the BRPAC Borrowers entered into the Third Amendment to the BRPAC Credit Agreement (the “Third Amendment”) with the Agent. In connection with the Third Amendment, the lenders made a new term loan to the BRPAC Borrowers in an aggregate original principal amount of $60,000, the proceeds of which were used to repay in full the outstanding principal balance and accrued interest on the previously outstanding term loans under the BRPAC Credit Agreement. The Third Amendment established a new revolving credit facility with aggregate commitments of $20,000 (the “Revolving Credit Facility”), which was not available under the prior facility. The Revolving Credit Facility matures on January 6, 2030. On April 8, 2026, the BRPAC Borrowers drew $16,000 on the Revolving Credit Facility, which remained outstanding as of September 30, 2026. The new term loan is repayable in quarterly installments of $2,250 beginning June 30, 2026, with the remaining outstanding balance due at maturity on January 6, 2030. In connection with the Third Amendment, the BRPAC Borrowers are permitted to make an aggregate cash dividend of up to $28,000 to the Company’s parent entities on or within two months of the Amendment Effective Date. The BRPAC Credit Agreement, as amended by the Third Amendment, requires the BRPAC Borrowers to maintain (i) a Consolidated Total Funded Debt Ratio not to exceed 2.00x through September 30, 2026, with step-downs to 1.50x, 1.25x, and 1.00x in subsequent periods, and (ii) a Consolidated Fixed Charge Coverage Ratio of not less than 1.20x, tested quarterly beginning March 31, 2026. For accounting purposes, the Third Amendment was considered a troubled debt restructuring. As the future undiscounted cash payments under the terms of the modified debt exceeded the carrying amount of the debt on the modification date, no gain or loss was recognized, and the Company accounted for the restructuring on a prospective basis using the revised effective interest rate established under the Third Amendment.
The borrowings under the BRPAC Credit Agreement bear interest at the greater of (i) the one-month Term SOFR rate plus a margin of 2.75% to 3.50% per annum, depending on the BRPAC Borrowers’ Consolidated Total Funded Debt Ratio, or (ii) a 3.25% per annum floor per annum.
Interest expense on the term loan during the three months ended September 30, 2026 and 2025 was $1,066 and $1,475, respectively. Interest expense on the term loan during the nine months ended September 30, 2026 and 2025 was $3,327 and $4,626, respectively.
The average borrowings under the Revolving Credit Facility was $16,000 during the nine months ended September 30, 2026. The amount available for borrowings under the Revolving Credit Facility was $4,000 at September 30, 2026. Interest expense on the Revolving Credit Facility during the three and nine months ended September 30, 2026 was $284 and $538, respectively. Interest expense on the term loan under the Prior Lingo Credit Agreement during the nine months ended September 30, 2025 was $62.
The obligations under the BRPAC Credit Agreement are secured by first-priority liens on, and first-priority security interests in, substantially all of the assets of the BRPAC Borrowers totaling approximately $287,623 as of September 30, 2026 (which includes $11,792 of accounts receivable and $2,866 of inventory), including a pledge of (a) 100% of the equity interests of the BRPAC Borrowers; (b) 65% of the equity interests in United Online Software Development (India) Private Limited, a private limited company organized under the laws of India; and (c) 65% of the equity interests in magicJack VocalTec Ltd., an Israel corporation. Such security interests are evidenced by pledge, security, and other related agreements.
The BRPAC Credit Agreement contains certain covenants, including those limiting the Credit Parties’, and their subsidiaries’, ability to incur indebtedness, incur liens, sell or acquire assets or businesses, change the nature of their businesses, engage in transactions with related parties, make certain investments or pay dividends. In addition, the BRPAC Credit Agreement requires the Credit Parties to maintain certain financial ratios. The BRPAC Credit Agreement also contains customary representations and warranties, affirmative covenants, and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the agent would be entitled to take various actions, including the acceleration of outstanding amounts due under the BRPAC Credit Agreement. The Company is in compliance with all financial covenants in the BRPAC Credit Agreement as of September 30, 2026.
NOTE 16 — SENIOR NOTES PAYABLE
Senior notes payable, net, are comprised of the following:

	Effective Interest Rate	September 30, 2026	December 31, 2025
Senior Notes Payable, Net of Debt Discount:
5.50% Senior notes due March 31, 2026	—	$—	$101,523
6.50% Senior notes due September 30, 2026	—	—	178,242
5.00% Senior notes due December 31, 2026	5.57%	163,966	176,772
8.00% New Notes due January 1, 2028	0.00%	258,930	268,016
6.00% Senior notes due January 31, 2028	6.50%	207,960	213,989
5.25% Senior notes due August 31, 2028	5.78%	357,472	363,256
Total Senior Notes Payable, Net		$988,328	$1,301,798
As of September 30, 2026 and December 31, 2025, the senior notes had a weighted average interest rate of 5.41% and 5.60%, respectively. Interest on senior notes is payable on a quarterly basis. Interest expense on senior notes totaled $12,679 and $15,184 during the three months ended September 30, 2026 and 2025, respectively. Interest expense on senior notes totaled $40,588 and $54,074 during the nine months ended September 30, 2026 and 2025, respectively.
The senior notes are unsecured obligations and are not secured by any of the Company’s or its subsidiaries’ assets and therefore are effectively subordinated to any existing and future secured indebtedness to the extent of the collateral securing such indebtedness.

During the nine months ended September 30, 2026, the Company completed a series of Section 3(a)(9) Exchanges with the Investor. There was no activity during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company exchanged aggregate principal amounts of $69,054, including $42,490 related to troubled debt restructurings, for 8,358,495 of the Company’s common stock. The shares issued had an aggregate fair value of $67,784, based on the closing market price of the Company’s common stock on the applicable settlement dates, which ranged from $6.60 to $9.34 per share. As a result of these exchanges, the carrying amount of the senior notes, together with related accrued interest, was reduced by $69,366 during the nine months ended September 30, 2026. The Company recognized a net gain on extinguishment of debt of $1,338 for the nine months ended September 30, 2026, which is included in the “(Loss) gain on extinguishment of debt” line item in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2026, the net gain consisted of troubled debt restructuring gains of $3,509, offset by losses on extinguishment of $2,171.

On March 10, 2026, the Company repurchased $4,293 of the 5.00% Senior Notes due December 31, 2026 from the open market for $4,035. The repurchase was accounted for as a debt extinguishment, and the Company recognized a gain of $269 in the “(Loss) gain on extinguishment of debt” line item in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2026.
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
On September 29, 2026, the Company redeemed all of the $142,137 of issued and outstanding 6.50% Senior Notes due September 30, 2026 (the “6.50% 2026 Notes”). The redemption price was equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the redemption date. In connection with the full redemption, the 6.50% 2026 Notes, which were listed on Nasdaq under the ticker symbol “RILYN,” were delisted from Nasdaq and ceased trading on the redemption date.
During the nine months ended September 30, 2025, the Company completed five private exchange transactions with institutional investors pursuant to which the investors exchanged senior notes for the New Notes, whereupon the exchanged notes were cancelled. The Company recorded a gain on the debt restructuring of $12,222 and $67,208 in the “Gain on senior note exchange” line item in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. The carrying value of the New Notes includes future interest payments at the 8.00% coupon rate through maturity since each of the exchanges represented a troubled debt restructuring.

The New Notes were issued pursuant to an indenture, dated as of March 26, 2025 (the “New Notes Indenture”), governing the issuance of New Notes dated March 26, 2025, April 7, 2025, May 21, 2025, June 30, 2025, and July 11, 2025 for the five private exchange transactions during 2025, between the Company, certain subsidiaries of the Company, as guarantors, and GLAS Trust Company LLC, a New Hampshire limited liability company, as trustee and collateral agent, and the New Notes are unconditionally guaranteed jointly and severally by all direct and indirect wholly owned restricted subsidiaries of the Company, subject to certain excluded subsidiaries (collectively, the “Guarantors”). The New Notes are secured on a second lien basis, junior to the obligations under the Company’s Oaktree Credit Facility, by substantially all of the assets of the Company and the Guarantors.
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

In connection with the issuance of warrants in conjunction with the private exchange transactions during 2025 (further described in Note 23 - Stockholders’ Equity), the Company entered into registration rights agreements with the investors, pursuant to which the Company granted such investors (i) certain shelf registration rights whereby the Company will register resales of the shares of Common Stock issued upon exercise of the warrants and (ii) certain piggyback registration rights, in each case subject to the terms and conditions set forth in the registration rights agreements. The Company registered the shares of Common Stock underlying such warrants pursuant to a Registration Statement on Form S-1 (which was subsequently amended by a Post-Effective Amendment) (Reg. No. 333-293348) and declared effective by the Securities and Exchange Commission in April 2026.

NOTE 17 — NONCONTROLLING INTERESTS
BRSH
On March 10, 2025, a merger subsidiary of the Company’s wholly owned subsidiary BRSH, which is primarily comprised of the broker dealer operations within the Capital Markets segment, merged with a shell corporation and issued 0.6% of the equity in BRSH to certain investors in the shell corporation. Upon completion of the transaction, the investors in the shell corporation became minority stockholders of BRSH. The Company also issued restricted stock awards as more fully described in Note 22(c) - BRSH Stock Incentive Plan and assuming the full issuance of the restricted stock awards are vested, the Company owned 89.4% majority-interest in BRSH as of the date of the merger. As of September 30, 2026 and December 31, 2025, the Company owned 93.3% and 90.7%, respectively.
The shell corporation that merged with BRSH on March 10, 2025 did not meet the definition of a business, since it did not have any assets, liabilities, or operations and was treated as the initial recognition of a variable interest entity, as more fully described in Note 3 - Variable Interest Entities.
On October 22, 2026, in compliance with Section 267 of the Delaware General Corporation Law (the “DGCL”) and Section 18-209(i) of the Delaware Limited Liability Company Act, BRSH Merger Sub LLC, a Delaware limited liability company (“BRSH Merger Sub”), and an indirect, wholly owned subsidiary of BRC, merged with and into BRSH, with BRSH surviving (the “Short-Form Merger”). The Short-Form Merger became effective upon the filing of the Certificate of Ownership and Merger with the Secretary of State of the State of Delaware on October 22, 2026 (the “Effective Time”). Immediately prior to the Effective Time, Merger Sub owned greater than 90% of the outstanding shares of common stock, par value $0.0001 per share, of BRSH (the “BRSH Common Stock”), the sole class of capital stock of BRSH with shares outstanding.
At the Effective Time, in connection with the Short-Form Merger, the outstanding shares of BRSH Common Stock not held by Merger Sub (other than shares subject to BRSH Restricted Stock Awards (as defined below) and shares held by holders who properly demand and perfect appraisal rights under Section 262 of the DGCL) were converted into the right to receive total cash in the amount of approximately $2,422 ($8.88 in cash per BRSH common share, without interest), and the holders of BRSH restricted stock awards (each, a “BRSH Restricted Stock Award”) that were outstanding immediately prior to the Effective Time were cancelled and substituted with a total amount of approximately 1,866,000 restricted stock awards of common stock, par value $0.0001 per share, of BRC (each, a “Substitute Restricted Stock Award”) under the B. Riley Financial Inc. 2021 Stock Incentive Plan (the “BRC Equity Plan”), representing a ratio of approximately two Substitute Restricted Stock Awards for each BRSH Restricted Stock Award. The Substitute Restricted Stock Awards have the same vesting terms and schedule (including with respect to any acceleration) as applied to the corresponding BRSH Restricted Stock Award immediately prior to the Effective Time and are otherwise subject to the terms and conditions of the BRC Equity Plan and the applicable award agreement. As of the Effective Time, the Company owned 100% of BRSH.
BRC Trust
BRC Trust was formed on January 6, 2025, and is a variable interest entity as more fully described in Note 3 - Variable Interest Entities. The noncontrolling interest of BRC Trust that is not owned by the Company includes 86.6% of the equity interests in the BRC Trust. Of the 86.6% equity interests not owned by the Company, 58.2% is owned by related parties as more fully described in Note 25 - Related Party Transactions.

NOTE 18 — REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers from the Company’s seven reportable operating segments and the Corporate and All Other category during the three and nine months ended September 30, 2026 and 2025 is reported below.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate and All Other	Total
Revenues for the three months ended September 30, 2026:
Corporate finance, consulting and investment banking fees(1)	$24,629	$—	$—	$—	$—	$—	$—	$(1,537)	$23,092
Wealth and asset management fees	—	26,497	—	—	—	—	—	834	27,331
Commissions, fees and reimbursed expenses	7,031	1,662	—	—	—	—	—	97	8,790
Subscription services	—	—	36,185	7,746	6,664	2,306	—	—	52,901
Sale of goods	—	—	—	303	468	—	39,255	224	40,250
Advertising and other(2)	—	—	—	480	—	484	—	10,510	11,474
Total revenues from contracts with customers	31,660	28,159	36,185	8,529	7,132	2,790	39,255	10,128	163,838

Trading (losses) gains, net	(125,707)	2,236	—	—	—	—	—	(930)	(124,401)
Fair value adjustments on loans	1,182	—	—	—	—	—	—	33	1,215
Interest income - loans	87	—	—	—	—	—	—	1,422	1,509
Interest income - securities lending	2,004	—	—	—	—	—	—	—	2,004
Other	561	(6,068)	—	—	—	—	—	(5,630)	(11,137)
Total revenues	$(90,213)	$24,327	$36,185	$8,529	$7,132	$2,790	$39,255	$5,023	$33,028

(1)	Corporate finance, consulting and investment banking fees for the Corporate and All Other category represents intercompany sales.
(2)	Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate and All Other	Total
Revenues for the three months ended September 30, 2025:
Corporate finance, consulting and investment banking fees	$53,894	$—	$—	$—	$—	$—	$—	$—	$53,894
Wealth and asset management fees	—	30,881	—	—	—	—	—	3,419	34,300
Commissions, fees and reimbursed expenses	6,159	1,582	—	—	—	—	—	69	7,810
Subscription services	—	—	39,690	8,499	7,419	2,684	—	—	58,292
Sale of goods	—	—	—	294	709	—	46,967	305	48,275
Advertising and other(1)	—	—	—	538	—	533	—	11,611	12,682
Total revenues from contracts with customers	60,053	32,463	39,690	9,331	8,128	3,217	46,967	15,404	215,253

Trading gains (losses), net	45,066	8,061	—	—	—	—	—	(115)	53,012
Fair value adjustments on loans	—	—	—	—	—	—	—	1,299	1,299
Interest income - loans	—	—	—	—	—	—	—	2,094	2,094
Interest income - securities lending	2,523	—	—	—	—	—	—	—	2,523
Other	1,090	1,879	—	—	—	—	—	721	3,690
Total revenues	$108,732	$42,403	$39,690	$9,331	$8,128	$3,217	$46,967	$19,403	$277,871

(1)	Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate and All Other	Total
Revenues for the nine months ended September 30, 2026
Corporate finance, consulting and investment banking fees(1)	$89,673	$—	$—	$—	$—	$—	$—	$(5,175)	$84,498
Wealth and asset management fees	—	83,154	—	—	—	—	—	2,974	86,128
Commissions, fees and reimbursed expenses	20,587	7,557	—	—	—	—	—	138	28,282
Subscription services	—	—	115,763	23,500	20,568	7,050	—	—	166,881
Sale of goods	—	—	—	899	1,469	—	126,907	942	130,217
Advertising and other(2)	—	—	—	1,480	—	1,442	—	32,816	35,738
Total revenues from contracts with customers	110,260	90,711	115,763	25,879	22,037	8,492	126,907	31,695	531,744

Trading gains (losses), net	13,959	21,583	—	—	—	—	—	(2,008)	33,534
Fair value adjustments on loans	1,933	—	—	—	—	—	—	10,072	12,005
Interest income - loans	1,121	—	—	—	—	—	—	4,273	5,394
Interest income - securities lending	4,887	—	—	—	—	—	—	—	4,887
Other	3,450	22,161	—	—	—	—	—	11,030	36,641
Total revenues	$135,610	$134,455	$115,763	$25,879	$22,037	$8,492	$126,907	$55,062	$624,205

(1)	Corporate finance, consulting and investment banking fees for the Corporate and All Other category represents intercompany sales.
(2)	Advertising and other revenues for the Corporate and All Other category primarily consist of bebe’s revenues from merchandise rental fees.

	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Corporate and All Other	Total
Revenues for the nine months ended September 30, 2025
Corporate finance, consulting and investment banking fees(1)	$103,617	$—	$—	$—	$—	$—	$—	$352	$103,969
Wealth and asset management fees	—	97,483	—	—	—	—	—	5,250	102,733
Commissions, fees and reimbursed expenses	13,975	7,777	—	—	—	—	—	191	21,943
Subscription services	—	—	121,150	26,264	24,025	8,659	—	—	180,098
Sale of goods	—	—	—	953	2,822	—	132,354	4,674	140,803
Advertising and other(2)	—	—	—	1,692	—	1,478	—	47,930	51,100
Total revenues from contracts with customers	117,592	105,260	121,150	28,909	26,847	10,137	132,354	58,397	600,646

Trading gains, net	49,049	13,873	—	—	—	—	—	1,599	64,521
Fair value adjustments on loans	(3,131)	—	—	—	—	—	—	(2,866)	(5,997)
Interest income - loans	65	—	—	—	—	—	—	9,078	9,143
Interest income - securities lending	5,487	—	—	—	—	—	—	—	5,487
Other	3,062	9,169	—	—	—	—	—	3,205	15,436
Total revenues	$172,124	$128,302	$121,150	$28,909	$26,847	$10,137	$132,354	$69,413	$689,236

(1)	Corporate finance, consulting and investment banking fees for the Corporate and All Other category represents intercompany sales.
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
The following table presents changes in deferred revenue during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Balance, beginning of period	$49,907	$58,148
Additions to deferred revenue during the period	101,434	112,344
Reductions to deferred revenue for revenue recognized during the period	(106,311)	(118,510)
Balance, end of period	$45,030	$51,982
During the nine months ended September 30, 2026 and 2025 the Company recognized revenue of $27,970 and $30,605 that was recorded as deferred revenue at the beginning of the period.
The Company expects to recognize the deferred revenue of $45,030 as of September 30, 2026 as service and fee revenues when the performance obligation is met during the years ended December 31, 2026 (remaining three months), 2027, 2028, 2029 and 2030 in the amount of $17,174, $14,944, $6,342, $2,829, and $1,108, respectively. The Company expects to recognize the deferred revenue of $2,633 after December 31, 2030.
The following table contains a rollforward of unbilled receivables, which are included in prepaid expenses and other assets, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Balance, beginning of period	$2,727	$3,387
Additional unbilled revenue recognized	3,282	4,644
Less: Amounts billed to customers	(4,038)	(5,110)
Balance, end of period	$1,971	$2,921
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
The capitalized costs to fulfill a contract were $4,939 and $4,550 as of September 30, 2026 and December 31, 2025, respectively, and are recorded in the “Prepaid expenses and other assets” line item in the accompanying unaudited condensed consolidated balance sheets. For the three months ended September 30, 2026 and 2025, the Company recognized expenses of $808 and $1,214 related to capitalized costs to fulfill a contract, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized expenses of $2,445 and $3,307 related to capitalized costs to fulfill a contract, respectively. There were no significant impairment charges recognized in relation to these capitalized costs during the three and nine months ended September 30, 2026 and 2025.

Remaining Performance Obligations and Revenue Recognized from Past Performance
The Company does not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2026. Corporate finance and investment banking fees that are contingent upon completion of a specific milestone and fees associated with certain distribution services are also excluded as the fees are considered variable and not included in the transaction price as of September 30, 2026.
During the three and nine months ended September 30, 2026, and 2025, revenues recognized for customer contracts for performance obligations that are satisfied at a point in time and over time were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$86,472	$131,405	$291,981	$322,470
Revenue recognized over time	77,366	83,848	239,763	278,176
Total revenue	$163,838	$215,253	$531,744	$600,646
NOTE 19 — RESTRUCTURING CHARGE

The Company recorded restructuring charges of $20 and $184 during the three months ended September 30, 2026 and 2025, respectively. The Company recorded restructuring charges of $1,934 and $505 during the nine months ended September 30, 2026, and 2025, respectively. They are included in “Restructuring charge” in the accompanying unaudited condensed consolidated statements of operations.

The $1,934 of restructuring charges recorded during the nine months ended September 30, 2026 were in connection with organizational realignments and consisted of severance and related costs consistent with the Company’s historical severance practices across the following segments: $1,777 related to Capital Markets, $128 related to Consumer Products, and $29 related to Wealth Management. The Company continues to evaluate its organizational structure and may incur additional restructuring charges in future periods.

The $505 of restructuring charges recorded during the nine months ended September 30, 2025 consisted of reductions in workforce, of which $285 was attributable to the Corporate and All Other category and $220 was attributable to the Consumer Products segment.
The following table summarizes the changes in accrued restructuring charge during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$547	$799	$361	$1,316
Restructuring charge	20	184	1,934	505
Cash paid	(173)	(208)	(1,940)	(934)
Non-cash items	21	(53)	60	(165)
Balance, end of period	$415	$722	$415	$722

NOTE 20 — INCOME TAXES

The Company’s effective income tax rate was a benefit of 8.9% for the three months ended September 30, 2026, as compared to a provision of 1.2% for the three months ended September 30, 2025. The Company’s effective income tax rate was a benefit of 44.0% for the nine months ended September 30, 2026, as compared to a provision of less than 1.0% for the nine months ended September 30, 2025. During the three months ended September 30, 2026, the Company had a benefit for income taxes from continuing operations of $24,048, which is primarily comprised of the estimated federal and state tax benefits from the loss before income taxes reported during the three months ended September 30, 2026 that has decreased the expected annual projected income taxes for the year ended December 31, 2026. The expected annual effective income tax rate for the benefit during the nine months ended September 30, 2026 is greater than the federal statutory rate of 21% primarily due to the benefit recorded for the expiration of statues of limitations for unrecognized tax benefits, offset by the estimated foreign taxes. The effective income tax rate for the nine months ended September 30, 2025 was less than the federal statutory tax rate of 21% primarily due to being in a tax loss with a full valuation allowance.

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
The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating loss, capital loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. The Company’s net operating losses are subject to annual limitations in accordance with Internal Revenue Code Section 382. Accordingly, the Company is limited to the amount of net operating loss that may be utilized in future taxable years depending on the Company’s actual taxable income. As of September 30, 2026 and December 31, 2025, a full valuation allowance has been recorded since it is more likely than not that the Company will not be able to utilize tax benefits before they expire. The Company reassesses the need for a valuation allowance on an ongoing basis.
The Company files income tax returns in the U.S., various state and local jurisdictions, and certain other foreign jurisdictions. The Company is currently under audit by certain state, local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2022 to 2025.

The Company intends to indefinitely reinvest foreign earnings and cash unless such repatriation results in no or minimal tax costs. It is not practicable to determine the amount of an unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.
NOTE 21 — EARNINGS PER SHARE

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

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share as the effect would be anti-dilutive were 1,602,885 during the three and nine months ended September 30, 2026 and 3,320,660 during the three and nine months ended September 30, 2025.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended September 30,
	2026			2025
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net (loss) income	$(245,291)	$(2,401)	$(247,692)	$97,419	$(1,866)	$95,553
Net (loss) income attributable to noncontrolling interests	(6,689)	—	(6,689)	4,470	—	4,470
Net (loss) income attributable to Registrant	(238,602)	(2,401)	(241,003)	92,949	(1,866)	91,083
Preferred stock dividends	2,015	—	2,015	2,015	—	2,015
Net (loss) income available to common shareholders	$(240,617)	$(2,401)	$(243,018)	$90,934	$(1,866)	$89,068
Diluted net (loss) income attributable to common stockholders	$(240,617)	$(2,401)	$(243,018)	$90,934	$(1,866)	$89,068

	Nine Months Ended September 30,
	2026			2025
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net (loss) income	$(1,535)	$(2,401)	$(3,936)	$149,144	$70,841	$219,985
Net income (loss) attributable to noncontrolling interests	3,245	—	3,245	(594)	—	(594)
Net (loss) income attributable to Registrant	(4,780)	(2,401)	(7,181)	149,738	70,841	220,579
Preferred stock dividends	6,045	—	6,045	6,045	—	6,045
Net (loss) income available to common shareholders	$(10,825)	$(2,401)	$(13,226)	$143,693	$70,841	$214,534
Add back: Change in fair value of warrants and gain on warrant exercise	(1,331)	—	(1,331)	—	—	—
Diluted net (loss) income attributable to common stockholders	$(12,156)	$(2,401)	$(14,557)	$143,693	$70,841	$214,534

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Denominator:
Weighted average common shares outstanding:
Basic	40,232,819	30,597,066	36,683,700	30,541,169
Effect of dilutive potential common shares:
Restricted stock units, warrants	—	—	153,893	—
Diluted	40,232,819	30,597,066	36,837,593	30,541,169

Basic net income (loss) per common share:
Continuing operations	$(5.98)	$2.97	$(0.29)	$4.70
Discontinued operations	(0.06)	(0.06)	(0.07)	2.32
Basic (loss) income per common share	$(6.04)	$2.91	$(0.36)	$7.02
Diluted net income (loss) per common share:
Continuing operations	$(5.98)	$2.97	$(0.33)	$4.70
Discontinued operations	(0.06)	(0.06)	(0.07)	2.32
Diluted (loss) income per common share	$(6.04)	$2.91	$(0.40)	$7.02

NOTE 22 — SHARE-BASED PAYMENTS
(a) Employee Stock Incentive Plans
Under the Company’s 2021 Stock Incentive Plan, share-based compensation expense for restricted stock units was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share-based compensation expense for restricted stock units for continuing operations	$772	$1,506	$5,230	$7,164
Share-based compensation expense for restricted stock units for discontinued operations	—	—	—	1,038
Total share-based compensation expense for restricted stock units	$772	$1,506	$5,230	$8,202
On April 3, 2026, the Company granted 308,514 restricted stock units (“RSUs”), with a grant date fair value of $2,099 to its six non-employee directors under the Company’s 2021 Stock Incentive Plan. The awards consisted of: (i) 21,960 RSUs that vested immediately on the grant date; (ii) 88,170 RSUs that vested on the earlier of the Company’s 2026 Annual Meeting of Stockholders or December 1, 2026 subject to the director’s continued service, which vested on May 19, 2026, the date of the 2026 Annual Meeting of Stockholders; and (iii) 198,384 RSUs that vest on the one-year anniversary of the grant date, subject to continued service. For five of the six non-employee directors, the post-grant service period associated with the third award was determined to be non-substantive because those directors were retirement-eligible under the terms of the award following the 2026 Annual Meeting of Stockholders; accordingly, those awards were considered vested and the resulting share-based expense was accelerated for accounting purposes on May 19, 2026. The grant-date fair value of the RSUs was based on the closing market price of the Company’s common stock on the trading day prior to the grant date. During the nine months ended September 30, 2026, 30,629 RSUs were forfeited. Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item in the accompanying unaudited condensed consolidated statements of operations.
(b) Employee Stock Purchase Plan
In connection with the Company’s Employee Stock Purchase Plan (the “Purchase Plan”), there was no share-based compensation expense during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, there were 236,949 shares reserved for issuance under the Purchase Plan.
(c) BRSH Stock Incentive Plan

On March 10, 2025, the Company’s majority-owned subsidiary approved the BRSH Stock Incentive Plan which allows for issuance of up to 4,000,000 restricted stock awards of BRSH. No restricted stock awards of BRSH were granted during the nine months ended September 30, 2026 and there is no intention to issue restricted stock awards of BRSH after the date hereof.
The restricted stock awards granted generally vest over a period of four to five years, based on continued service. The restricted stock awards vest for common stock of BRSH and increase the noncontrolling interest in BRSH, when vested. During the three months ended September 30, 2026 and 2025, share-based compensation expense of $768 and $850, respectively, and during the nine months ended September 30, 2026 and 2025, share-based compensation expense of $1,889 and $2,420, respectively, related to the BRSH restricted stock awards was recorded in the “Selling, general and administrative expenses” line item in the accompanying unaudited condensed consolidated statements of operations.
During the nine months ended September 30, 2026, 272,157 restricted stock awards vested, of which 107,071 shares valued at $1,902 were withheld to satisfy tax withholding obligations, resulting in the net issuance of 165,086 shares. During the nine months ended September 30, 2026, 402,764 awards were forfeited. This activity, including shares withheld to satisfy tax withholding obligations, contributed to changes in noncontrolling interest, as more fully described in Note 17 - Noncontrolling Interests.
(d) Common Stock and Stock Options Issued
On June 3, 2025, the Company issued 100,000 unregistered shares and options to purchase a total of 300,000 shares of the Company’s common stock in connection with the employment agreement entered into with the Company’s chief financial officer. The 100,000 unregistered shares issued were issued upon execution of the employment agreement as an employment inducement grant that is not subject to vesting conditions and expensed immediately. The fair value of the unregistered shares of $295 was expensed upon issuance. The options to purchase a total of 300,000 shares of the Company’s common stock vests in three tranches (in each case, subject to continued employment): (1) 100,000 with an exercise price of $7.00, (2) 100,000 with an exercise price of $10.00 and (3) 100,000 with an exercise price of $12.50. The stock options vest in annual installments over a three-year period on each anniversary of the grant date based on continued service and acceleration upon a change in control. The maximum term of the stock options is 10 years. At September 30, 2026, 200,001 of the 300,000 options to purchase shares of the Company’s common stock were unvested. During the three and nine months ended September 30, 2026, share-based compensation expense for the options totaled $44 and $131 respectively. During the three and nine months ended September 30, 2025, share-based compensation expense for the options totaled $43 and $57, respectively.
NOTE 23 — STOCKHOLDERS’ EQUITY
(a) Common Stock Warrants
In connection with the Oaktree Credit Agreement, on February 26, 2025 (refer to Note 15 - Term Loans and Revolving Credit Facilities), the Company issued seven-year warrants to the Oaktree Holders to purchase approximately 1,832,290 shares (or 6% on a fully diluted basis) of the Company’s common stock at an exercise price of $5.14 per share. The Oaktree Warrants contain certain anti-dilution provisions pursuant to which, under certain circumstances, the Oaktree Holders would be entitled to exercise the warrants for up to 19.9% of the then-outstanding shares of common stock. The Oaktree Warrants were classified as a liability. The shares underlying the Oaktree Warrants are registered for resale on Form S-1 (which was subsequently amended by a Post-Effective Amendment) (Reg. No. 333-293348).
On May 28, 2026, immediately prior to exercise, the Oaktree Warrants were remeasured to fair value, resulting in a fair value of $15,810. The Oaktree Holders exercised the Oaktree Warrants through a cashless exercise in accordance with the terms of the warrants, resulting in the issuance of an aggregate of 915,251 shares of the Company’s common stock to the Oaktree Holders in full settlement of the warrants. Upon settlement, the Company recognized a gain on settlement of the warrants of $6,410, representing the difference between the fair value of the Oaktree Warrants immediately prior to exercise of $15,810 and the fair value of the Company’s common stock issued in settlement of the warrants of $9,400, based on the Company’s closing stock price of $10.27 per share on the settlement date. The gain is included in the “Change in fair value of financial instruments and other” line item in the accompanying unaudited condensed consolidated statements of operations. As a result of the exercise, the Oaktree Warrants were settled and no warrant liability remained outstanding as of September 30, 2026.

The warrant liability had an estimated fair value of $6,400 as of December 31, 2025 which is included in other liabilities in Note 14 - Accrued Expenses and Other Liabilities. During the nine months ended September 30, 2026, the change in the fair value of the warrant liability, including the final remeasurement immediately prior to exercise, resulted in a loss of $9,410, and a loss of $4,340 and $640 during the three and nine months ended September 30, 2025, respectively, and is included in the “Change in fair value of financial instruments and other” line item in the accompanying unaudited condensed consolidated statements of operations. See Note 6 - Fair Value Measurements further details.
In conjunction with the debt exchanges (see Note 16 - Senior Notes Payable), the Company issued seven-year warrants to the investors to purchase up to 913,692 shares of common stock at an exercise price of $10.00. The warrants contain certain anti-dilution provisions and upon exercise, the warrant holders are entitled to dividends and distributions as if the warrants had been exercised in full prior to the dividend or distribution date. The warrants meet the definition of a derivative and were classified within stockholders’ equity.

(b) Preferred Stock
There were 2,834 shares of the Series A Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025. The total liquidation preference for the Series A Preferred Stock as of September 30, 2026 and December 31, 2025 was $79,378 (inclusive of cumulative unpaid dividends of $8,524) and $75,725 (inclusive of cumulative unpaid dividends of $4,871), respectively. There were no dividends declared or paid on the Series A Preferred Stock during the three and nine months ended September 30, 2026 and 2025. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.
There were 1,729 shares of the Series B Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025. The total liquidation preference for the Series B Preferred Stock as of September 30, 2026 and December 31, 2025 was $48,809 (inclusive of cumulative unpaid dividends of $5,581) and $46,416 (inclusive of cumulative unpaid dividends of $3,188), respectively. There were no dividends declared or paid on the Series B Preferred Stock during the three and nine months ended September 30, 2026 and 2025. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.

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

NOTE 24 — NET CAPITAL REQUIREMENTS
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

	September 30, 2026	December 31, 2025
BRS:
Net capital	$92,179	$79,560
Excess capital	$89,157	$74,393
Net capital requirement	$3,022	$5,167

BRWM:
Net capital	$8,691	$7,521
Excess capital	$7,862	$6,186
Net capital requirement	$829	$1,335
NOTE 25 — RELATED PARTY TRANSACTIONS
For bebe’s rent to own stores that are franchised through Freedom VCM, during the three and nine months ended September 30, 2025, royalty fees, marketing, and IT services charged to bebe by Freedom VCM totaled $1,001 and $3,286, respectively, and inventory purchases by bebe from Freedom VCM totaled $3,612 and $8,951, respectively.
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
During the three months ended September 30, 2026 and 2025, the Company earned $11 and $1,121, respectively, and during the nine months ended September 30, 2026 and 2025, the Company earned $12,510 and $4,939, respectively, of underwriting and financial advisory and other fees from B&W in connection with B&W’s capital raising activities which are included in services and fees in the accompanying unaudited condensed consolidated statements of operations.
The Company is also a party to indemnification agreements for the benefit of B&W and the B. Riley Guaranty, each as disclosed in Note 27 - Commitments and Contingencies.
Vintage Capital Management - Brian Kahn
In connection with the completion of the FRG take-private transaction, one of the Company’s subsidiaries and VCM, an affiliate of Brian Kahn, entered into the Amended and Restated Note. The Amended and Restated Note in the aggregate principal amount of $200,506 bears interest at the rate of 12% per annum paid-in-kind with a maturity date of December 31, 2027. The Amended and Restated Note requires repayments prior to the maturity date from certain proceeds received by VCM, Mr. Kahn, or his affiliates from, among other proceeds, distributions or dividends paid by Freedom VCM in amount equal to the greater of (i) 80% of the net after-tax proceeds, and (ii) 50% of gross proceeds. The obligations under the Amended and Restated Note are primarily secured by a first priority perfected security interest in Freedom VCM equity interests owned by Mr. Kahn and his spouse with a value (based on the transaction price in the FRG take-private transaction) of $227,296 as of the closing of the FRG take-private transaction. On November 3, 2024, Freedom VCM filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code which impacted the Freedom VCM equity interest, which served as the collateral for this loan receivable. Fair value adjustments on the VCM loan receivable were zero and a decrease of $(165) during the three months ended September 30, 2026 and 2025, respectively. Fair value adjustments on the VCM loan receivable were an increase and (decrease) of $20 and $(754) during the nine months ended September 30, 2026 and 2025, respectively. In light of the Company’s determination that any repayment of the Amended and Restated Note would have been paid primarily from the cash distributions from Freedom VCM or foreclosure on the underlying Freedom VCM equity interest and other collateral provided by Mr. Kahn and his spouse, the Company has determined that both VCM and Mr. Kahn are related parties as of September 30, 2026 and December 31, 2025. There was no interest income during the three and nine months ended September 30, 2026 and 2025. During the three months ended March 31, 2026, the Company collected $1,855 on the loan receivable from the sale of all of the collateral that the Company held for the Vintage loan. No additional collections are expected on the loan receivable.
Torticity, LLC

Torticity is a related party as a result of the Company’s equity ownership in the limited liability company and BRC’s representation on the board of directors (board representation through January 12, 2025). On November 2, 2023, the Company agreed to lend up to $15,369 to Torticity, LLC, of which $6,690 was drawn upon with $8,679 remaining, with interest payable of 15.0% per annum and a maturity date of November 2, 2026. There were amendments to the loan during 2025; however, the entire loan receivable remains impaired with no fair value at September 30, 2026. There was no interest income on the loan receivable during the three and nine months ended September 30, 2026 and all of 2025.
GA Holdings
GA Holdings is a related party as a result of the Company’s equity investment as fully described in Note 11 - Equity Method Investments and BRC’s representation on the board of directors. The Company provided GA Holdings with a $25,000 secured revolving credit facility upon closing the Great American Transaction on November 15, 2024, which had an initial outstanding balance of $1,698. As subsequently amended, the revolving commitment was revised to $40,000 for the period from March 10, 2025 to June 30, 2025 and reduced back to $25,000 from July 1, 2025 until the maturity date of November 15, 2025. The secured revolving credit facility was secured by all of the assets of GA Holdings and accrued interest at the annual rate of SOFR plus 4.75%. Interest income recorded on the loan receivable was $126 and $828 during the three and nine months ended September 30, 2025, respectively. On October 16, 2025, all outstanding amounts due and owing under this facility were repaid in full to BRF and the facility was terminated.
During the period from November 15, 2024 to October 16, 2025, the Company provided services to GA Holdings in accordance with a transition services agreement for accounting, information technology and other administration services. During the three and nine months ended September 30, 2025, the Company recorded fee revenues for these services in the amount of $239 and $1,933, respectively. Pursuant to an existing consulting arrangement, as amended on December 31, 2025 to extend the term through December 31, 2026, the Company also paid $13 and $118 of consulting fees to the consultant, who was hired in July 2025 as the chief executive officer of GA Holdings, during the three and nine months ended September 30, 2026, respectively.

On November 3, 2026, the Company sold its interest in GA Holdings for $62,250, including $10,570 in cash, and entered into Amendment No. 7 to the Oaktree Credit Facility, which provided for the prepayment of $51,680 of the Oaktree Term Loan, provided additional term loans of $26,500, and eliminated the prepayment premium on the remaining balance. See Note 11 - Equity Method Investments, Note 15 - Term Loans and Revolving Credit Facilities and Note 28 - Subsequent Events.
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
Other
The Company often provides consulting or investment banking services to raise capital for companies in which the Company has significant influence through equity ownership, representation on the board of directors (or similar governing body), or both. During the three months ended September 30, 2026 and 2025, the Company earned $195 and $198 of fees related to these services, respectively. During the nine months ended September 30, 2026 and 2025, the Company earned $595 and $2,819 of fees related to these services, respectively.
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

NOTE 26 — BUSINESS SEGMENTS
The following is a summary of certain financial data for each of the Company’s reportable segments:

Three Months Ended September 30, 2026	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate and All Other(1)	Total
Revenues - Services and fees(2)	$32,221	$22,091	$36,185	$8,226	$6,664	$2,790	$—	$108,177	$4,274	$112,451
Trading (losses) gains, net	(125,707)	2,236	—	—	—	—	—	(123,471)	(930)	(124,401)
Fair value adjustment on loans	1,182	—	—	—	—	—	—	1,182	33	1,215
Interest income - loans	87	—	—	—	—	—	—	87	1,422	1,509
Interest income - securities lending	2,004	—	—	—	—	—	—	2,004	—	2,004
Revenues - Sale of goods	—	—	—	303	468	—	39,255	40,026	224	40,250
Total revenues	(90,213)	24,327	36,185	8,529	7,132	2,790	39,255	28,005	5,023	33,028
Direct cost of services	—	—	(19,330)	(1,695)	(2,208)	(618)	—	(23,851)	(3,269)	(27,120)
Cost of goods sold	—	—	—	(268)	(532)	—	(27,800)	(28,600)	(293)	(28,893)
Employee compensation and benefits	(20,003)	(21,257)	(3,961)	(713)	(317)	(198)	(8,508)	(54,957)	(13,098)	(68,055)
Professional services	(953)	(337)	(179)	(313)	(74)	(7)	(891)	(2,754)	(10,473)	(13,227)
Occupancy-related costs	(1,478)	(1,832)	(624)	(349)	(448)	(147)	(2,017)	(6,895)	(3,013)	(9,908)
Depreciation and amortization	(91)	(368)	(3,219)	(846)	(470)	(18)	(1,656)	(6,668)	(700)	(7,368)
Other selling, general and administrative expenses(3)	(6,182)	(4,268)	(4,314)	(177)	(347)	(102)	(1,528)	(16,918)	1,067	(15,851)
Restructuring charge	(20)	—	—	—	—	—	—	(20)	—	(20)
Impairment of tradename	—	—	—	—	—	—	(1,200)	(1,200)	—	(1,200)
Interest expense - Securities lending and loan participations sold	(1,100)	—	—	—	—	—	—	(1,100)	—	(1,100)
Segment (loss) income	$(120,040)	$(3,735)	$4,558	$4,168	$2,736	$1,700	$(4,345)	$(114,958)	$(24,756)	$(139,714)

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, and individual investment and lending entities.
(2)	Revenues - Services and fees for the Corporate and All Other category includes intersegment eliminations.
(3)	Other selling, general and administrative expenses for the Corporate and All Other category includes intersegment eliminations and corporate expense allocations to segments.

Three Months Ended September 30, 2025	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate and All Other(1)	Total
Revenues - Services and fees(2)	$61,143	$34,342	$39,690	$9,038	$7,418	$3,217	$—	$154,848	$15,820	$170,668
Trading gains (losses), net	45,066	8,061	—	—	—	—	—	53,127	(115)	53,012
Fair value adjustment on loans	—	—	—	—	—	—	—	—	1,299	1,299
Interest income - loans	—	—	—	—	—	—	—	—	2,094	2,094
Interest income - securities lending	2,523	—	—	—	—	—	—	2,523	—	2,523
Revenues - Sale of goods	—	—	—	293	710	—	46,967	47,970	305	48,275
Total revenues	108,732	42,403	39,690	9,331	8,128	3,217	46,967	258,468	19,403	277,871
Direct cost of services	—	—	(22,558)	(1,847)	(2,463)	(1,046)	—	(27,914)	(3,377)	(31,291)
Cost of goods sold	—	—	—	(320)	(706)	—	(33,607)	(34,633)	(368)	(35,001)
Employee compensation and benefits	(39,070)	(30,995)	(4,669)	(759)	(745)	(351)	(8,941)	(85,530)	(11,513)	(97,043)
Professional services	(658)	(749)	(45)	(317)	(81)	(4)	(1,060)	(2,914)	(8,971)	(11,885)
Occupancy-related costs	(1,540)	(3,137)	(751)	(372)	(594)	(174)	(1,465)	(8,033)	(3,496)	(11,529)
Depreciation and amortization	(544)	(397)	(3,340)	(873)	(483)	(58)	(1,896)	(7,591)	(843)	(8,434)
Other selling, general and administrative expenses(3)	(10,143)	65	(4,363)	(235)	(497)	(107)	(1,144)	(16,424)	1,423	(15,001)
Restructuring charge	—	—	—	—	—	—	(184)	(184)	—	(184)
Interest expense - Securities lending and loan participations sold	(1,998)	—	—	—	—	—	—	(1,998)	(96)	(2,094)
Segment income (loss)	$54,779	$7,190	$3,964	$4,608	$2,559	$1,477	$(1,330)	$73,247	$(7,838)	$65,409

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, and individual investment and lending entities.
(2)	Revenues - Services and fees for the Corporate and All Other category includes intersegment eliminations.
(3)	Other selling, general and administrative expenses for the Corporate and All Other category includes intersegment eliminations and corporate expense allocations to segments.

Nine Months Ended September 30, 2026	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate and All Other(1)	Total
Revenues - Services and fees(2)	$113,710	$112,872	$115,763	$24,980	$20,568	$8,492	$—	$396,385	$41,783	$438,168
Trading gains (losses), net	13,959	21,583	—	—	—	—	—	35,542	(2,008)	33,534
Fair value adjustment on loans	1,933	—	—	—	—	—	—	1,933	10,072	12,005
Interest income - loans	1,121	—	—	—	—	—	—	1,121	4,273	5,394
Interest income - securities lending	4,887	—	—	—	—	—	—	4,887	—	4,887
Revenues - Sale of goods	—	—	—	899	1,469	—	126,907	129,275	942	130,217
Total revenues	135,610	134,455	115,763	25,879	22,037	8,492	126,907	569,143	55,062	624,205
Direct cost of services	—	—	(64,299)	(5,100)	(6,636)	(2,397)	—	(78,432)	(9,754)	(88,186)
Cost of goods sold	—	—	—	(824)	(1,558)	—	(89,260)	(91,642)	(977)	(92,619)
Employee compensation and benefits	(74,376)	(85,710)	(12,552)	(2,080)	(996)	(529)	(27,419)	(203,662)	(40,147)	(243,809)
Professional services	(1,849)	(848)	(234)	(939)	(225)	(79)	(3,786)	(7,960)	(33,690)	(41,650)
Occupancy-related costs	(4,709)	(5,949)	(1,867)	(1,046)	(1,379)	(456)	(4,778)	(20,184)	(9,488)	(29,672)
Depreciation and amortization	(565)	(1,137)	(9,650)	(2,539)	(1,409)	(62)	(5,013)	(20,375)	(2,130)	(22,505)
Other selling, general and administrative expenses(3)	(19,298)	(11,015)	(13,520)	(759)	(1,024)	(307)	(4,001)	(49,924)	5,426	(44,498)
Restructuring charge	(1,777)	(29)	—	—	—	—	(128)	(1,934)	—	(1,934)
Impairment of tradename	—	—	—	—	—	—	(5,200)	(5,200)	—	(5,200)
Interest expense - Securities lending and loan participations sold	(2,723)	—	—	—	—	—	—	(2,723)	—	(2,723)
Segment income (loss)	$30,313	$29,767	$13,641	$12,592	$8,810	$4,662	$(12,678)	$87,107	$(35,698)	$51,409

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, and individual investment and lending entities.
(2)	Revenues - Services and fees for the Corporate and All Other category includes intersegment eliminations.
(3)	Other selling, general and administrative expenses for the Corporate and All Other category includes intersegment eliminations and corporate expense allocations to segments.

Nine Months Ended September 30, 2025	Capital Markets	Wealth Management	Lingo	magicJack	Marconi Wireless	UOL	Consumer Products	Total Reportable Segments	Corporate and All Other(1)	Total
Revenues - Services and fees(2)	$120,654	$114,429	$121,150	$27,957	$24,024	$10,137	$—	$418,351	$56,928	$475,279
Trading gains, net	49,049	13,873	—	—	—	—	—	62,922	1,599	64,521
Fair value adjustment on loans	(3,131)	—	—	—	—	—	—	(3,131)	(2,866)	(5,997)
Interest income - loans	65	—	—	—	—	—	—	65	9,078	9,143
Interest income - securities lending	5,487	—	—	—	—	—	—	5,487	—	5,487
Revenues - Sale of goods	—	—	—	952	2,823	—	132,354	136,129	4,674	140,803
Total revenues	172,124	128,302	121,150	28,909	26,847	10,137	132,354	619,823	69,413	689,236
Direct cost of services	—	—	(70,679)	(5,705)	(10,497)	(3,231)	—	(90,112)	(17,095)	(107,207)
Cost of goods sold	—	—	—	(970)	(3,290)	—	(98,267)	(102,527)	(4,320)	(106,847)
Employee compensation and benefits	(90,033)	(94,164)	(14,325)	(2,265)	(2,247)	(954)	(28,002)	(231,990)	(46,178)	(278,168)
Professional services	(2,149)	(1,740)	(388)	(1,111)	(259)	(44)	(3,035)	(8,726)	(33,037)	(41,763)
Occupancy-related costs	(5,215)	(11,132)	(2,366)	(1,128)	(1,840)	(527)	(4,398)	(26,606)	(11,525)	(38,131)
Depreciation and amortization	(1,905)	(1,814)	(9,986)	(2,631)	(1,449)	(194)	(5,760)	(23,739)	(3,341)	(27,080)
Other selling, general and administrative expenses(3)	(32,419)	(11,857)	(14,116)	(785)	(1,157)	(306)	(3,547)	(64,187)	(4,320)	(68,507)
Restructuring charge	—	—	—	—	—	—	(220)	(220)	(285)	(505)
Impairment of tradename	—	—	—	—	—	—	(1,500)	(1,500)	—	(1,500)
Interest expense - Securities lending and loan participations sold	(4,147)	—	—	—	—	—	—	(4,147)	(634)	(4,781)
Segment income (loss)	$36,256	$7,595	$9,290	$14,314	$6,108	$4,881	$(12,375)	$66,069	$(51,322)	$14,747

(1)	Corporate and All Other consists of general corporate administrative functions not allocable to reportable segments and operating segments and entities that individually, or in aggregate, do not meet the criteria of a separate reportable segment including bebe, Nogin (deconsolidated in March 2025), Atlantic Coast Recycling (sold in March 2025), and individual investment and lending entities.
(2)	Revenues - Services and fees for the Corporate and All Other category includes intersegment eliminations.
(3)	Other selling, general and administrative expenses for the Corporate and All Other category includes intersegment eliminations and corporate expense allocations to segments.

Reconciliation of Segment (Loss) Income to Net (Loss) Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment (loss) income	$(139,714)	65,409	$51,409	$14,747
Interest income	241	1,491	938	3,469
Dividend income	198	564	1,000	821
Realized and unrealized (losses) gains on investments	(97,485)	32,756	19,707	28,472
Change in fair value of financial instruments and other	(245)	(3,314)	(3,126)	9,492
Gain on sale and deconsolidation of businesses	—	—	—	86,213
Gain on senior note exchange	—	12,222	—	67,208
(Loss) income from equity investments	(14,492)	9,193	(18,625)	34,244
(Loss) gain on extinguishment of debt	—	(950)	1,607	(21,643)
Interest expense:
Capital Markets segment	—	—	—	(30)
Lingo segment	—	—	—	(66)
Consumer Products segment	(432)	(656)	(1,165)	(1,516)
Corporate and All Other	(17,410)	(18,113)	(54,487)	(71,073)
Interest expense	(17,842)	(18,769)	(55,652)	(72,685)
(Loss) income from continuing operations before income taxes	(269,339)	98,602	(2,742)	150,338
Benefit from (provision for) income taxes	24,048	(1,183)	1,207	(1,194)
(Loss) income from continuing operations	(245,291)	97,419	(1,535)	149,144
(Loss) income from discontinued operations, net of income taxes	(2,401)	(1,866)	(2,401)	70,841
Net (loss) income	(247,692)	95,553	(3,936)	219,985
Net (loss) income attributable to noncontrolling interests	(6,689)	4,470	3,245	(594)
Net (loss) income attributable to BRC Group Holdings, Inc.	(241,003)	91,083	(7,181)	220,579
Preferred stock dividends	2,015	2,015	6,045	6,045
Net (loss) income available to common shareholders	$(243,018)	$89,068	$(13,226)	$214,534

The following table presents revenues by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Services and fees
North America	$112,451	$170,668	$438,168	$475,279

Trading (losses) gains, net
North America	(124,401)	53,012	33,534	64,521

Fair value adjustments on loans
North America	1,215	1,299	12,005	(5,997)

Interest income - loans
North America	1,509	2,094	5,394	9,143

Interest income - securities lending
North America	2,004	2,523	4,887	5,487

Sale of goods
North America	19,868	25,166	66,015	73,985
Australia	1,999	2,189	6,110	6,871
Europe, Middle East, and Africa	10,840	13,270	34,714	38,240
Asia	4,833	6,084	16,521	16,361
Latin America	2,710	1,566	6,857	5,346
Total - Sale of goods	40,250	48,275	130,217	140,803

Total Revenues
North America	12,646	254,762	$560,003	$622,418
Australia	1,999	2,189	6,110	6,871
Europe, Middle East, and Africa	10,840	13,270	34,714	38,240
Asia	4,833	6,084	16,521	16,361
Latin America	2,710	1,566	6,857	5,346
Total Revenues	$33,028	$277,871	$624,205	$689,236

The following table presents long-lived assets, which consists of property and equipment, net, by geographical area:

	September 30, 2026	December 31, 2025
Long-lived Assets - Property and Equipment, net:
North America	$17,931	$17,450
Europe	288	88
Asia Pacific	43	62
Australia	6	6
Total	$18,268	$17,606
Segment assets are not reported to, or used by, the Company’s chief operating decision maker to allocate resources to, or assess performance of the segments and therefore, total segment assets have not been disclosed.
NOTE 27 — COMMITMENTS AND CONTINGENCIES
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

On August 18, 2026, the FRG Litigation Trust filed a lawsuit in the Court of Chancery for the State of Delaware against Brian Kahn; Matthew Avril; BRC Group Holdings, Inc. (f/k/a B. Riley Financial, Inc.); B. Riley Securities, Inc.; GlassRatner Advisory & Capital Group, LLC (d/b/a B. Riley Advisory Services); Bryant Riley; Willkie Farr & Gallagher LLP; and Jefferies LLC. The complaint alleges that Kahn, aided by Avril, engineered the FRG take-private transaction in 2023 to fraudulently hide financial improprieties with FRG. The complaint alleges that the remaining defendants each played a role in the scheme. The complaint seeks the following damages against all of the defendants: compensatory damages in excess of $700,000, with disgorgement of professional and other fees, plus interest. On August 20, 2026, the lenders who participated in the financing of the FRG take-private transaction in 2023 filed a substantially identical lawsuit in the Court of Chancery for the State of Delaware against the same defendants alleging the same wrongdoing. The complaint seeks the following damages against all of the defendants: unspecified compensatory damages consisting of the full amount of plaintiffs’ losses on the credit agreements plus consequential damages, with disgorgement of professional and other fees, plus interest. The Company believes that these claims are meritless and intends to defend these actions.

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

On July 9, 2024, a putative class action was filed by Brian Gale, Mark Noble, Terry Philippas and Lawrence Bass in the Delaware Chancery Court against Freedom VCM, Mr. Kahn, Andrew Laurence, Matthew Avril, and the Company. This complaint alleges that former shareholders of FRG suffered damages due to alleged breaches of fiduciary duties by officers, directors and other participants in the August 2023 management-led take-private transaction of FRG and that the Company aided and abetted those alleged breaches of fiduciary duties. The claim seeks an award of unspecified damages, rescissory damages and/or quasi-appraisal damages, disgorgement of profits, attorneys’ fees and expenses, and interest thereon. The Company believes these claims are meritless and intends to defend this action.

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

On January 24, 2024, a putative securities class action complaint was filed by Mike Coan in U.S. Federal District Court, Central District of California, against the Company, Mr. Riley, Tom Kelleher and Phillip Ahn. The purported class includes persons and entities that purchased shares of the Company’s common stock between May 10, 2023 and November 9, 2023. A second putative class action lawsuit was filed on March 15, 2024 by the KL Kamholz Joint Revocable Trust (“Kamholz”). On August 8, 2024, this matter was consolidated with the Kamholz matter and an amended complaint was then filed on April 21, 2025. The amended complaint alleges that the Company failed to disclose to investors material financial details concerning a going private transaction involving FRG, and that the Company made false or misleading statements concerning the Company’s lending practices, its high concentration of risk in transactions involving Mr. Kahn and his affiliates, the condition and composition of the Company’s loan portfolio, the Company’s due diligence and risk management procedures, and the Company’s level of concern and internal scrutiny concerning Mr. Kahn after it learned he was potentially implicated in a fraud involving an unrelated third party. The amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On December 12, 2025, the District Court granted in part and denied in part the Company’s motion to dismiss the consolidated amended complaint. The matter will now move into discovery and class certification proceedings. The Company believes these claims are meritless and intends to defend these actions.

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
(b) Babcock and Wilcox Commitments and Guarantees
On January 18, 2024, the Company entered into a guaranty (the “Axos Guaranty”) in favor of (i) Axos Bank, in its capacity as administrative agent (the “Administrative Agent”) for the secured parties under that certain credit agreement, dated as of January 18, 2024, among B&W, the guarantors party thereto, the lenders party thereto and the Administrative Agent (the “B&W Axos Credit Agreement”), and (ii) the secured parties. Subject to the terms and conditions of the Axos Guaranty, the Company has guaranteed certain obligations of B&W (subject to certain limitations) under the B&W Axos Credit Agreement, including the obligation to repay outstanding loans and letters of credit and to pay earned interest, fees costs and expenses of enforcing the Axos Guaranty, provided however, that the Company’s obligations with respect to the principal amount of credit extensions and unreimbursed letter of credit obligations under the B&W Axos Credit Agreement shall not at any time exceed $150,000 in the aggregate, which is the maximum potential amount of future payments under the guaranty. In consideration for the agreements and commitments under the Axos Guaranty and pursuant to a separate fee and reimbursement agreement, B&W has agreed to pay the Company a fee equal to 2.00% of the aggregate revolving commitments (as defined in the B&W Axos Credit Agreement) under the B&W Axos Credit Agreement, payable quarterly and, at B&W’s election, in cash in full or 50% in cash and 50% in the form of penny warrants. On June 18, 2025, an amendment was made to the Axos Guaranty whereby the Company’s obligations as guarantor were suspended until January 1, 2027. On February 25, 2026, the Axos Guaranty was terminated and is of no further force and effect.
On December 22, 2021, the Company entered into a general agreement of indemnity in favor of one of B&W’s sureties. Pursuant to this indemnity agreement, the Company agreed to indemnify the surety in connection with a default by B&W under a €30,000 payment and performance bond issued by the surety in connection with a construction project undertaken by B&W. Under the agreement, the performance bond amount was reduced upon the satisfaction of specified contractual performance obligations. As of September 30, 2026, the Company’s indemnity obligation under the performance bond was €5,000.
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

The Company entered into two Written Put agreements in April of 2025 (as amended, “April 2025 agreement”) and September of 2025 and the September 2025 Written Put agreement has been subsequently amended (as amended, “September 2025 agreement” and together, with the April 2025 agreement, the “Written Put agreements”). Under the Written Put agreements, the Issuers may require the Company to purchase up to: (i) $15,000 of the Issuer’s convertible preferred stock prior to March 24, 2027 and (ii) $2,000,000 of the Issuer’s convertible preferred stock prior to August 27, 2029, subject to limitations. The maximum put notice is (i) $500 per week in the aggregate and (ii) $150,000 per issuance and no more than one put notice a week, respectively. Conversion of the preferred stock is subject to a 19.99% conversion limitation pursuant to the applicable Nasdaq Listing Rules.

If exercised, the Company would remit cash and receive preferred shares at a discount to their stated value, with the preferred stock convertible at the Company’s option into common shares of the Issuer based on a formula tied to market prices. The preferred stock also includes a contingent redemption feature if the Issuer’s common stock declines below a specified price threshold.

During the three and nine months ended September 30, 2026, the Company purchased an aggregate of $125,000 and $500,000 of preferred shares pursuant to the April 2025 agreement. As of September 30, 2026, future commitments for the Written Puts include: (i) $12,700, which does not meet the requirements to be put by one Issuer, due to a decrease in stock price below the required floor as of the balance sheet date and (ii) $835,000, which remained outstanding from another Issuer and had not been exercised, and no amounts were due (see Note 6 - Fair Value Measurements).
NOTE 28 — SUBSEQUENT EVENTS

Sale of Remaining Interest in GA Holdings

On November 3, 2026, the Company sold its interest in GA Holdings to Oaktree for $62,250, consisting of $10,570 in cash and $51,680 of reduction of indebtedness owed under the Oaktree Term Loan as more fully described in Note 11 - Equity Method Investments and Note 15 - Term Loans and Revolving Credit Facilities. The Company recorded an impairment charge of $14,552 as of September 30, 2026, that resulted in a reduction in the carrying value of the GA Holdings equity investment from $76,802 to its estimated fair value of $62,250.

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
Overview
Description of the Company
BRC Group Holdings, Inc. (Nasdaq: RILY) (the “Company” or “BRCGH”), which changed its name from B. Riley Financial, Inc. effective January 1, 2026, is a diversified holding company offering a platform of businesses, including financial services (with complementary banking and wealth management businesses), telecom, consumer products, retail, and investments in equity, debt and venture capital. We refer to BRCGH as having a “platform” because of the unique composition of our financial services businesses and diversification of its operations. Our core financial services platform provides small cap and middle market companies customized end-to-end solutions at every stage of the enterprise life cycle. Our complementary banking business offers comprehensive services in capital markets, sales, trading, research, merchant banking, M&A, and restructuring. Our complementary wealth management business offers wealth management and financial planning services including brokerage, investment management, insurance, and tax preparation. Our telecom businesses provide consumer and business services including traditional, mobile and cloud phone, internet and data, security, and email. Our consumer products and retail companies provide mobile computing accessories and home furnishings. BRCGH, through its investment business, deploys its capital inside and outside its core financial services business to generate shareholder value through opportunistic investments.
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

Management evaluates many different financial and non-financial metrics to assess the individual performance of each of these various businesses. However, across most businesses, management primarily assesses each business’s financial performance based upon segment operating income or loss generated excluding non-cash charges and the impact of gains and losses related to securities and other investments held. Management believes that gains and losses on individual investments are generally impacted by individual characteristics specific to each investment and although this has an impact on our overall financial performance, the impact of these gains and losses may not be indicative of the overall strength or weakness in each of our business operations. Additionally, in evaluating the financial performance of each of our businesses, management monitors the increase or decrease in operating results from period to period while factoring in the relative volatility inherent in each industry in which these businesses operate. Management recognizes that some of the Company’s businesses exhibit more volatile results.

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

Wealth Management – We provide retail brokerage, investment management, insurance, and tax preparation services to individuals and families, small businesses, non-profits, trusts, foundations, endowments, and qualified retirement plans through a boutique private wealth and investment management firm to meet the individual financial needs and goals of our customers. Our experienced financial advisors provide investment management, retirement planning, education planning, wealth transfer and trust coordination, and lending and liquidity solutions. Our investment strategists provide strategies and real-time market views and commentary to help our clients make important and informed financial and investment decisions.

Revenues from the Wealth Management segment are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues - Services and fees
Brokerage revenues	$12,668	$18,582	$44,430	$52,297
Advisory revenues	11,980	10,800	33,781	39,396
Other	(2,557)	4,960	34,661	22,736
Total services and fees revenue	22,091	34,342	112,872	114,429
Trading gains, net	2,236	8,061	21,583	13,873
Total revenues	$24,327	$42,403	$134,455	$128,302
Total assets under management were approximately $12.8 billion and $13.0 billion at September 30, 2026 and December 31, 2025, respectively. Of these amounts, advisory assets under management totaled approximately $4.6 billion at September 30, 2026 and $4.3 billion at December 31, 2025. Advisory revenues were 0.26% and 0.25% of average advisory assets under management during the three months ended September 30, 2026 and 2025, respectively and 0.26% and 0.26% for the nine months ended September 30, 2026 and 2025, respectively. The average revenues earned on advisory assets under management are not expected to fluctuate significantly from period to period as a percentage of advisory assets under management. Brokerage revenues are primarily comprised of commissions and fees earned from trading activities in brokerage client assets. Other revenues are primarily comprised of tax service fees, carried interest and management fees earned from comprehensive client focused services performed.
Lingo Segment – Lingo Management, LLC and its carrier subsidiaries operating under the Lingo and Bullseye brands (together, “Lingo”) is a global cloud/unified communications and managed service provider to Enterprise and Small to Medium Businesses in the United States. Lingo primarily re-sells Plain Old Telephone Services (“POTS”), Broadband data services and Managed Security services in addition to the Cloud Voice, POTS Alternative and business collaboration communication services.

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

Our operating results are primarily comprised of the operations of these businesses within our seven reportable operating segments. However, we also generate revenues from investment and lending entities and other businesses that we may acquire with the goal to expand their operations, drive growth, and create operational efficiencies to improve cash flows to reinvest across other business operations in our platform. These businesses are typically in fragmented markets and include the operations of a regional environmental services business, which was sold in March 2025, and bebe stores, inc. (“bebe”), which operates rent-to-own stores.

Securities and Other Investments Owned Portfolio – We have a portfolio of securities and other investments owned that consists of public equity securities, private securities, partnership interests and other investments, corporate bonds and other fixed income securities as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Public Equity Securities:
Babcock and Wilcox Enterprises, Inc. - common stock	$160,288	$174,011
Double Down Interactive Co., Ltd. - common stock	—	30,010
Applied Digital Corporation - common stock	—	12,137
Other public equities	26,709	17,041
Total public equity securities	186,997	233,199

Private Equity Securities:
Applied Digital Corporation - preferred stock	—	41,115
Other private equities	92,384	94,490
Total private equity securities	92,384	135,605

Total equity securities	279,381	368,804

Corporate bonds	11,909	31,751
Other fixed income securities	4,845	4,373
Partnership interests - investment funds holding SpaceX positions	71,341	40,082
Partnership interest and other	2,342	1,833
Total securities and other investments owned	$369,818	$446,843
Total securities and other investments owned decreased $77.0 million during the nine months ended September 30, 2026 primarily due to the following:
•$13.7 million decrease in the carrying values of Babcock and Wilcox Enterprises, Inc.’s (“B&W”) common stock was due to a decrease in the public share price and dispositions during the current year period.
•$30.0 million decrease in the carrying values of our Double Down Interactive Co., Ltd. common stock was due to sales of the securities in the current year period.
•$12.1 million decrease in the carrying value of our Applied Digital Corporation (“APLD”) common stock was due to sales of the securities in the current year period.
•$9.7 million increase in the carrying values of our investments in other public equities was driven by net additions partially offset by a net decrease in public share prices during the period.
•$41.1 million decrease in the carrying values of our investments in APLD preferred stock was due to the sale of securities in the current year period.
•$2.1 million decrease in the carrying values of our investments in other private equities was primarily due to a decrease in market value of certain private securities and dispositions during the period.
•$19.8 million decrease in the carrying values of our investments in corporate bonds was primarily due to net dispositions during the period.
•$0.5 million increase in the carrying values of our investments in other fixed income securities was primarily due to net additions during the period.

•$31.3 million increase in the carrying value of our partnership interest from carried interest related to investment funds holding positions in SpaceX was driven by an increase in the market value of SpaceX.
•$0.5 million increase in the carrying values of our investments in other partnership interests and other securities was primarily due to a net increase in market value of certain securities during the period.
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
As a result of the current financial performance of Targus, which comprises the Consumer Products reporting unit, and current market conditions, we performed interim quantitative impairment assessments of the Targus tradename at June 30, 2026 and September 30, 2026 using the relief-from-royalty method. Key inputs at September 30, 2026 were a long-term growth rate of 3.0%, a royalty rate of 1.0%, and a discount rate of 23.0% (22.0% at June 30, 2026). The assessments resulted in non-cash impairment charges of $4.0 million and $1.2 million, respectively ($5.2 million for the nine months ended September 30, 2026), recorded in impairment of tradename, which reduced the carrying value from $13.0 million to $7.8 million. At September 30, 2026, the previous accounting for the tradename as an indefinite-lived asset was changed to finite-lived asset on September 30, 2026 with a remaining useful life of nine years (see Note 13 - Goodwill and Other Intangible Assets). Changes in these estimates and assumptions, whether from changing economic conditions, changes in our business or other reasons, could materially affect fair value and result in additional impairment charges in future periods.
In connection with the sale of our interest in Great American Holdings, LLC (“GA Holdings”), we recorded a non-cash impairment charge of $14.6 million on our equity method investment at September 30, 2026, which reduced the carrying value from $76.8 million to its estimated fair value of $62.3 million (the negotiated price in the sale agreement entered into on November 3, 2026). See Note 2(k) - Equity Method Investments and Note 11 - Equity Method Investments to the accompanying unaudited condensed consolidated financial statements.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Revenues:
Services and fees	$112,451	$170,668	$(58,217)	(34.1)%
Trading (losses) gains, net	(124,401)	53,012	(177,413)	n/m
Fair value adjustments on loans	1,215	1,299	(84)	(6.5)%
Interest income - loans	1,509	2,094	(585)	(27.9)%
Interest income - securities lending	2,004	2,523	(519)	(20.6)%
Sale of goods	40,250	48,275	(8,025)	(16.6)%
Total revenues	33,028	277,871	(244,843)	(88.1)%
Operating expenses:
Direct cost of services	27,120	31,291	(4,171)	(13.3)%
Cost of goods sold	28,893	35,001	(6,108)	(17.5)%
Selling, general and administrative expenses	114,409	143,892	(29,483)	(20.5)%
Restructuring charge	20	184	(164)	(89.1)%
Impairment of tradename	1,200	—	1,200	n/m
Interest expense - Securities lending and loan participations sold	1,100	2,094	(994)	(47.5)%
Total operating expenses	172,742	212,462	(39,720)	(18.7)%
Operating (loss) income	(139,714)	65,409	(205,123)	n/m
Other income (expense):
Interest income	241	1,491	(1,250)	(83.8)%
Dividend income	198	564	(366)	(64.9)%
Realized and unrealized (losses) gains on investments	(97,485)	32,756	(130,241)	n/m
Change in fair value of financial instruments and other	(245)	(3,314)	3,069	(92.6)%
Gain on senior note exchange	—	12,222	(12,222)	n/m
(Loss) income from equity investments	(14,492)	9,193	(23,685)	n/m
Loss on extinguishment of debt	—	(950)	950	n/m
Interest expense	(17,842)	(18,769)	927	(4.9)%
(Loss) income from continuing operations before income taxes	(269,339)	98,602	(367,941)	n/m
Benefit from (provision for) income taxes	24,048	(1,183)	25,231	n/m
(Loss) income from continuing operations	(245,291)	97,419	(342,710)	n/m
Loss from discontinued operations, net of income taxes	(2,401)	(1,866)	(535)	28.7%
Net (loss) income	(247,692)	95,553	(343,245)	n/m
Net (loss) income attributable to noncontrolling interests	(6,689)	4,470	(11,159)	n/m
Net (loss) income attributable to BRC Group Holdings, Inc.	(241,003)	91,083	(332,086)	n/m
Preferred stock dividends	2,015	2,015	—	—%
Net (loss) income available to common shareholders	$(243,018)	$89,068	$(332,086)	n/m

n/m	Not applicable or not meaningful.

Revenues
The table below, and the discussion that follows, are based on how we analyze our business.

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Services and fees:
Capital Markets segment	$32,221	$61,143	$(28,922)	(47.3)%
Wealth Management segment	22,091	34,342	(12,251)	(35.7)%
Lingo segment	36,185	39,690	(3,505)	(8.8)%
magicJack segment	8,226	9,038	(812)	(9.0)%
Marconi Wireless segment	6,664	7,418	(754)	(10.2)%
UOL segment	2,790	3,217	(427)	(13.3)%
Corporate and All Other	4,274	15,820	(11,546)	(73.0)%
Subtotal	112,451	170,668	(58,217)	(34.1)%

Trading gains (losses), net:
Capital Markets segment	(125,707)	45,066	(170,773)	n/m
Wealth Management segment	2,236	8,061	(5,825)	(72.3)%
Corporate and All Other	(930)	(115)	(815)	708.7%
Subtotal	(124,401)	53,012	(177,413)	n/m

Fair value adjustments on loans:
Capital Markets segment	1,182	—	1,182	n/m
Corporate and All Other	33	1,299	(1,266)	(97.5)%
Subtotal	1,215	1,299	(84)	(6.5)%

Interest income - loans:
Capital Markets segment	87	—	87	n/m
Corporate and All Other	1,422	2,094	(672)	(32.1)%
Subtotal	1,509	2,094	(585)	(27.9)%

Interest income - securities lending:
Capital Markets segment	2,004	2,523	(519)	(20.6)%

Sale of goods:
magicJack segment	303	293	10	3.4%
Marconi Wireless segment	468	710	(242)	(34.1)%
Consumer Products segment	39,255	46,967	(7,712)	(16.4)%
Corporate and All Other	224	305	(81)	(26.6)%
Subtotal	40,250	48,275	(8,025)	(16.6)%

Total revenues	$33,028	$277,871	$(244,843)	(88.1)%

n/m -	Not applicable or not meaningful.

Services and fees
Total decrease in services and fees revenues during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$28.9 million decrease in the Capital Markets segment, driven by lower at-the-market (“ATM”) revenues of $15.9 million as a result of lower transaction volume due to market conditions, and lower private placement and underwriting revenues of $10.8 million and $10.2 million, respectively, due to fewer completed banking transactions, partially offset by higher M&A and advisory revenues of $6.3 million, higher intersegment revenues of $1.5 million, and other items;
•$12.3 million decrease in the Wealth Management segment primarily driven by an $8.0 million decrease in management fees from carried interest primarily related to investment funds holding positions in SpaceX, and a $5.9 million decrease in commission and fees revenue driven by lower commissions from corporate bonds, over-the-counter equity, and options, partially offset by a net increase of $1.2 million in investment advisory fees;
•$11.5 million decrease in the Corporate and All Other category driven by a decrease in carried interest primarily related to investment funds holding positions in SpaceX of $6.4 million, a decrease in upfront fees from Exela Technologies, Inc. (“Exela”) loans of $1.8 million, and a decrease driven by an increase in the elimination of intersegment revenues of $1.5 million;
•$3.5 million decrease in the Lingo segment, driven by fewer POTS and broadband subscribers as customers migrated to VoIP services, partially offset by VoIP growth from those same conversions; and
•$0.8 million decrease in the Marconi Wireless segment, driven by lower service revenues attributable to an ongoing decline in active customers.
Trading (losses) gains, net
Total decrease in net trading (losses) gains during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$170.8 million decrease in the Capital Markets segment, primarily driven by net trading losses in the current year period, including a $128.6 million unrealized loss on our investment in the common stock of B&W, compared to net trading gains in the prior year period, including gains of $30.2 million on B&W, $9.2 million on APLD, $2.3 million on U.S. Treasuries, and net gains on various other securities;
•$5.8 million decrease in the Wealth Management segment, driven by a $7.3 million decrease in realized and unrealized gains from the Variable Rate Transactions (“VRT”), partially offset by $0.9 million in realized and unrealized gains related to VRT transaction activities in the current year period and none in the prior year period; and
•$0.8 million decrease in the Corporate and All Other category primarily driven by higher unrealized losses on securities owned in the current year period.

Fair value adjustments on loans
We have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

				Fair Value Adjustments on Loans Receivable
		At Fair Value		Three Months Ended September 30,
	Industry or Type of Loan	September 30, 2026	December 31, 2025	2026	2025
Related Party Loans Receivable:
Vintage Capital Management, LLC	Retail / consumer	n/a	$1,835	$—	$(165)
Other related party loans	Services, oil & gas and industrial	1,086	1,000	50	116
Total related party loans receivable		1,086	2,835	50	(49)

XBP Americas, LLC	Technology	7,021	21,415	124	1,323
Norlin EV Limited	Real estate	n/a	10	—	25
Enovum NC-1 Venture, LLC, a subsidiary of a public AI Infrastructure company	Internet Services and Infrastructure	—	—	1,369	—
Other loans receivable	Various	2,691	2,043	(328)	—
Total loans receivable		$10,798	$26,303	$1,215	$1,299
Interest income - loans
The $0.6 million decrease in interest income related to loans receivable for the three months ended September 30, 2026, compared to the same period in the prior year, was primarily driven by lower average loans receivable balances.
Interest income - securities lending

The $0.5 million decrease in interest income related to securities lending during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily driven by lower average spreads earned on equity securities lending, partially offset by higher average contract values across the portfolio.
Sale of goods
The decrease in sale of goods revenue during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily attributable to a $7.7 million decrease in the Consumer Products segment driven by weaker consumer demand, partially offset by lower sales allowances and customer programs.
Operating expenses
Direct cost of services
The decrease in direct cost of services during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$3.2 million decrease from the Lingo segment driven by lower POTS unit volume, consistent with the decline in POTS revenue, partially offset by ongoing increases in POTS costs by carriers and costs associated with the conversion to VoIP services; and
•$0.4 million decrease from the UOL segment driven by declining internet access subscribers and the discontinuation of resale services in the prior year period.

Cost of goods sold
The decrease in cost of goods sold during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily due to a $5.8 million decrease from the Consumer Products segment driven by lower sales and tariff refunds received in the current period.
Selling, general and administrative expenses
Selling, general and administrative expenses during the three months ended September 30, 2026 and 2025 were comprised of the following:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$28,707	25.2%	$51,955	35.9%	$(23,248)	(44.7)%
Wealth Management segment	28,062	24.5%	35,213	24.5%	(7,151)	(20.3)%
Lingo segment	12,297	10.7%	13,168	9.2%	(871)	(6.6)%
magicJack segment	2,398	2.1%	2,556	1.8%	(158)	(6.2)%
Marconi Wireless segment	1,656	1.4%	2,400	1.7%	(744)	(31.0)%
UOL segment	472	0.4%	694	0.5%	(222)	(32.0)%
Consumer Products segment	14,600	12.8%	14,506	10.1%	94	0.6%
Corporate and All Other	26,217	22.9%	23,400	16.3%	2,817	12.0%
Total selling, general & administrative expenses	$114,409	100.0%	$143,892	100.0%	$(29,483)	(20.5)%
Capital Markets

The decrease in selling, general and administrative expenses in the Capital Markets segment during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:

•$19.1 million decrease in employee compensation and benefits, including share-based payments, primarily driven by lower investment banking compensation due to lower investment banking revenues; and
•$4.0 million decrease in other selling, general and administrative expenses, driven by lower investment banking deal expenses, bad debt expense, and business license tax expense.
Wealth Management
The decrease in selling, general and administrative expenses in the Wealth Management segment during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$9.7 million decrease in employee compensation and benefits driven by lower revenues from brokerage, carried interest and other commissions of $12.3 million, partially offset by an increase in advisory fees of $1.8 million and higher bonuses of $0.8 million; and
•$1.3 million decrease in occupancy-related costs primarily driven by the sale of a portion of the Company’s wealth management business to Stifel Financial Corp. (“Stifel”) in April 2025; partially offset by a:
•$4.3 million increase in other selling, general and administrative expenses, primarily driven by the reversal of $3.7 million of contingent consideration payable recorded in the prior year period.
Lingo
The decrease in selling, general and administrative expenses in the Lingo segment during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily due to a $0.7 million decrease in employee compensation and benefits driven by a reduction in headcount, partially offset by higher allocated personnel costs from affiliates.

Marconi Wireless
The decrease in selling, general and administrative expenses in the Marconi Wireless segment during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily due to a $0.4 million decrease in employee compensation and benefits driven by higher personnel cost allocations to affiliates and net headcount reductions.
Consumer Products
The increase in selling, general and administrative expenses in the Consumer Products segment during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$0.6 million increase in occupancy-related costs primarily due to temporary overlapping leases and relocation costs associated with a move to a new corporate site in the current year period; mostly offset by:
•$0.4 million decrease in employee compensation and benefits driven by lower headcount.
Corporate and All Other
The increase in selling, general and administrative expenses in the Corporate and All Other category during the three months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$1.6 million increase in employee compensation and benefits primarily due to a $2.9 million increase in VRT commissions in the current year period, partially offset by a $1.3 million decrease driven by a reduction in headcount and higher allocation of costs to affiliates; and
•$1.5 million increase in professional services primarily driven by higher legal fees partially offset by lower accounting and assurance fees.
Impairment of tradename
Non-cash impairment charges of $1.2 million were recorded during the three months ended September 30, 2026 related to the Targus tradename in the Consumer Products segment, with no comparable charges in the prior year period. Refer to Note 13 - Goodwill and Other Intangible Assets to the accompanying unaudited condensed consolidated financial statements for additional information.
Interest expense - Securities lending and loan participations sold
Interest expense related to securities lending and loan participations was $1.1 million during the three months ended September 30, 2026, compared to $2.1 million during the three months ended September 30, 2025. The decrease was primarily due to lower average spreads in equity securities lending, partially offset by higher average contract values compared to the prior year period.

Other income (expense)
Realized and unrealized (losses) gains on investments
Realized and unrealized (losses) gains on investments were losses of $97.5 million during the three months ended September 30, 2026 compared to a gain of $32.8 million during the three months ended September 30, 2025, which is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Three Months Ended September 30,
	2026	2025
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock and Wilcox Enterprises, Inc. - common stock	$(98,072)	$23,009
Babcock and Wilcox Enterprises, Inc. - preferred stock	—	840
Double Down Interactive Co., Ltd. - common stock	2,059	(751)
Applied Digital Corporation - common stock	4,498	13,189
Other public equities	(1,611)	(3,559)
Subtotal	(93,126)	32,728

Private Equity Securities:
Other private equities	(1,992)	328
Subtotal	(1,992)	328

Corporate bonds	(2,367)	(300)
Total	$(97,485)	$32,756
The $130.2 million decrease in realized and unrealized gains (losses), primarily driven by a $121.1 million decrease on B&W common stock, from a $23.0 million gain in the prior year period to a $98.1 million loss in the current year period, and an $8.7 million decrease in gains on APLD common stock, partially offset by a $2.8 million increase on Double Down Interactive Co., Ltd. common stock.
Change in fair value of financial instruments and other
Change in fair value of financial instruments and other was a loss of $0.2 million during the three months ended September 30, 2026, compared to a loss of $3.3 million during the three months ended September 30, 2025. The favorable variance was primarily due to unfavorable valuation adjustments on the warrant and derivative related to the Oaktree Capital Management L.P. (“Oaktree”) Credit Agreement in the prior year period.
Gain on senior note exchange
The gain of $12.2 million recognized during the three months ended September 30, 2025 was primarily due to troubled debt restructurings involving the exchange of senior notes for New Notes, as more fully discussed in Note 16 - Senior Notes Payable to the accompanying unaudited condensed consolidated financial statements. There were no senior note exchanges during the three months ended September 30, 2026.
(Loss) income from equity investments
(Loss) income from equity investments was a net loss of $14.5 million during the three months ended September 30, 2026, compared to income of $9.2 million during the three months ended September 30, 2025. The decrease was primarily due to a $14.6 million impairment of the Company’s equity method investment in GA Holdings and a $1.0 million loss on the Company’s investment in GA Holdings in the current year period, compared to income of $6.4 million in the prior year period as more fully discussed in Note 11 - Equity Method Investments to the accompanying unaudited condensed consolidated financial statements.

Benefit from (provision for) income taxes
Benefit from income taxes was $24.0 million during the three months ended September 30, 2026, compared to a provision of $1.2 million during the three months ended September 30, 2025. The effective income tax rate was a benefit of 8.9% for the three months ended September 30, 2026, compared to a provision for income taxes at an effective rate of 1.2% for the three months ended September 30, 2025. The current year benefit primarily consisted of the benefit recorded for the expiration of statues of limitations for unrecognized tax benefits, offset by the estimated foreign taxes. The prior year provision primarily reflected tax expense related to the impact of recording uncertain tax positions for federal, state and foreign taxes, including interest and penalties.
Loss from discontinued operations, net of income taxes
Loss from discontinued operations, net of tax, was $2.4 million for the three months ended September 30, 2026, due to the write-off of a purchase price holdback related to the sale of GlassRatner and Farber, compared to a loss from discontinued operations, net of tax, of $1.9 million for the three months ended September 30, 2025. On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber, and their results have been presented as discontinued operations for all periods presented. Refer to Note 5 - Discontinued Operations and Assets Held for Sale to the accompanying unaudited condensed consolidated financial statements for additional information.
Net (loss) income attributable to noncontrolling interests
Net loss attributable to noncontrolling interests was $6.7 million during the three months ended September 30, 2026, compared to net income of $4.5 million during the three months ended September 30, 2025. The change was primarily due to a net loss attributable to the noncontrolling interest in B. Riley Securities Holdings, Inc. (“BRSH”) during the current year period.

Preferred stock dividends
Preferred stock dividends accrued were $2.0 million for the three months ended September 30, 2026 and 2025. On January 21, 2025, the Company announced that we had temporarily suspended dividends on our Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.

On April 30, 2026, the sixth quarterly Dividend Period (as defined in the applicable Certificate of Designation) for which dividends on our Series A Preferred Stock and Series B Preferred Stock have not been paid since the suspension occurred, resulting in a “Preferred Dividend Default” under each Certificate of Designation. See Note 23 - Stockholders’ Equity to the accompanying unaudited condensed consolidated financial statements for additional information.

Results of Operations
The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Revenues:
Services and fees	$438,168	$475,279	$(37,111)	(7.8)%
Trading gains, net	33,534	64,521	(30,987)	(48.0)%
Fair value adjustments on loans	12,005	(5,997)	18,002	n/m
Interest income - loans	5,394	9,143	(3,749)	(41.0)%
Interest income - securities lending	4,887	5,487	(600)	(10.9)%
Sale of goods	130,217	140,803	(10,586)	(7.5)%
Total revenues	624,205	689,236	(65,031)	(9.4)%
Operating expenses:
Direct cost of services	88,186	107,207	(19,021)	(17.7)%
Cost of goods sold	92,619	106,847	(14,228)	(13.3)%
Selling, general and administrative expenses	382,134	453,649	(71,515)	(15.8)%
Restructuring charge	1,934	505	1,429	283.0%
Impairment of tradename	5,200	1,500	3,700	246.7%
Interest expense - Securities lending and loan participations sold	2,723	4,781	(2,058)	(43.0)%
Total operating expenses	572,796	674,489	(101,693)	(15.1)%
Operating income	51,409	14,747	36,662	248.6%
Other income (expense):
Interest income	938	3,469	(2,531)	(73.0)%
Dividend income	1,000	821	179	21.8%
Realized and unrealized gains on investments	19,707	28,472	(8,765)	(30.8)%
Change in fair value of financial instruments and other	(3,126)	9,492	(12,618)	n/m
Gain on sale and deconsolidation of businesses	—	86,213	(86,213)	n/m
Gain on senior note exchange	—	67,208	(67,208)	n/m
(Loss) income from equity investments	(18,625)	34,244	(52,869)	n/m
Income (loss) on extinguishment of debt	1,607	(21,643)	23,250	n/m
Interest expense	(55,652)	(72,685)	17,033	(23.4)%
(Loss) income from continuing operations before income taxes	(2,742)	150,338	(153,080)	n/m
Benefit from (provision for) income taxes	1,207	(1,194)	2,401	n/m
(Loss) income from continuing operations	(1,535)	149,144	(150,679)	n/m
(Loss) income from discontinued operations, net of income taxes	(2,401)	70,841	(73,242)	n/m
Net (loss) income	(3,936)	219,985	(223,921)	n/m
Net income (loss) attributable to noncontrolling interests	3,245	(594)	3,839	n/m
Net (loss) income attributable to BRC Group Holdings, Inc.	(7,181)	220,579	(227,760)	n/m
Preferred stock dividends	6,045	6,045	—	—%
Net (loss) income available to common shareholders	$(13,226)	$214,534	$(227,760)	n/m
n/m - Not applicable or not meaningful.

Revenues
The table below and the discussion that follows are based on how we analyze our business.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Services and fees:
Capital Markets segment	$113,710	$120,654	$(6,944)	(5.8)%
Wealth Management segment	112,872	114,429	(1,557)	(1.4)%
Lingo segment	115,763	121,150	(5,387)	(4.4)%
magicJack segment	24,980	27,957	(2,977)	(10.6)%
Marconi Wireless segment	20,568	24,024	(3,456)	(14.4)%
UOL segment	8,492	10,137	(1,645)	(16.2)%
Corporate and All Other	41,783	56,928	(15,145)	(26.6)%
Subtotal	438,168	475,279	(37,111)	(7.8)%

Trading gains (losses), net:
Capital Markets segment	13,959	49,049	(35,090)	(71.5)%
Wealth Management segment	21,583	13,873	7,710	55.6%
Corporate and All Other	(2,008)	1,599	(3,607)	n/m
Subtotal	33,534	64,521	(30,987)	(48.0)%

Fair value adjustments on loans:
Capital Markets segment	1,933	(3,131)	5,064	n/m
Corporate and All Other	10,072	(2,866)	12,938	n/m
Subtotal	12,005	(5,997)	18,002	n/m

Interest income - loans:
Capital Markets segment	1,121	65	1,056	n/m
Corporate and All Other	4,273	9,078	(4,805)	(52.9)%
Subtotal	5,394	9,143	(3,749)	(41.0)%

Interest income - securities lending:
Capital Markets segment	4,887	5,487	(600)	(10.9)%

Sale of goods:
magicJack segment	899	952	(53)	(5.6)%
Marconi Wireless segment	1,469	2,823	(1,354)	(48.0)%
Consumer Products segment	126,907	132,354	(5,447)	(4.1)%
Corporate and All Other	942	4,674	(3,732)	(79.8)%
Subtotal	130,217	140,803	(10,586)	(7.5)%

Total revenues	$624,205	$689,236	$(65,031)	(9.4)%
n/m - Not applicable or not meaningful.

Services and fees
Total decrease in services and fees revenues during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$15.1 million decrease in the Corporate and All Other category primarily driven by decreases of $7.0 million due to the sale of Atlantic Coast Recycling in the prior year period, $3.5 million due to the deconsolidation of our investment in Nogin, $2.6 million due to a decline at bebe driven by a reduction in store count, $2.2 million due to lower upfront and structuring fees resulting from the expiration of the management services agreement with B&W, and $2.1 million due to fees recognized under a transition services agreement with GA Holdings in the prior year period and an increase in the elimination of intersegment revenues of $5.5 million, partially offset by increases of $7.7 million due to income from carried interest primarily related to investment funds holding positions in SpaceX;
•$6.9 million decrease in the Capital Markets segment driven by lower ATM revenues of $20.9 million primarily as a result of lower transaction volume due to market conditions, and lower private placement and underwriting revenues of $6.9 million and $4.5 million, respectively, due to smaller sized deals, partially offset by higher M&A and advisory revenues of $12.9 million, higher intersegment revenues of $5.5 million, higher securities lending locate fees of $3.7 million, higher secondary commissions of $3.0 million, and other items;
•$5.4 million decrease in the Lingo segment driven by fewer POTS and broadband subscribers as customers migrated to VoIP services, partially offset by VoIP growth from those same conversions;
•$3.5 million decrease in the Marconi Wireless segment, driven by lower service revenues attributable to an ongoing decline in active customers;
•$3.0 million decrease in the magicJack segment driven by fewer active customers, resulting in lower renewal revenues, fewer device sales and first-year service customers, and a decline in ancillary services such as porting, number services, and termination fees; and
•$1.6 million decrease in the UOL segment driven by declines in internet access subscribers, lower advertising revenues, and discontinuation of telecom resale services.
Trading gains, net
Total decrease in net trading gains (losses) during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$35.1 million decrease in the Capital Markets segment driven by net trading losses that included unrealized losses of $7.8 million on B&W in the current year period, compared to net trading gains that included unrealized gains of $19.6 million with B&W in the prior year period, and lower gains on APLD and U.S. Treasuries, which were $12.7 million and $6.6 million, respectively, during the current year period compared to $13.3 million and $7.6 million in the prior year period;
•$3.6 million decrease in the Corporate and All Other category driven by increases in unrealized losses for certain equity securities in the current year period; partially offset by:
•$7.7 million increase in the Wealth Management segment primarily driven by higher revenue from VRT of $6.3 million.

Fair value adjustments on loans
We have a portfolio of loans receivable that are measured at fair value with changes in fair value reported in our results of operations. The loan portfolio and fair value adjustments on loans consisted of the following:

				Fair Value Adjustments on Loans Receivable
		At Fair Value		Nine Months Ended September 30,
	Industry or Type of Loan	September 30, 2026	December 31, 2025	2026	2025
Related Party Loans Receivable:
Vintage Capital Management, LLC	Retail / consumer	n/a	$1,835	$20	$(754)
W.S. Badcock Corporation	Consumer receivable portfolio	—	—	—	250
Freedom VCM Receivables, Inc.	Consumer receivable portfolio	—	—	—	1,393
Conn’s, Inc.(1)	Retail / consumer	n/a	—	—	(4,065)
Other related party loans	Services, oil & gas and industrial	1,086	1,000	86	(9)
Total related party loans receivable		1,086	2,835	106	(3,185)

XBP Americas, LLC	Technology	7,021	21,415	316	693
Norlin EV Limited	Real estate	n/a	10	1,223	(460)
Conn’s, Inc.(1)	Retail / consumer	—	n/a	8,600	n/a
Enovum NC-1 Venture, LLC, a subsidiary of a public AI Infrastructure company	Internet Services and Infrastructure	—	—	1,530	—
Other loans receivable	Various	2,691	2,043	230	(3,045)
Total loans receivable		$10,798	$26,303	$12,005	$(5,997)
(1) The Conn’s, Inc. loan receivable was written off in January 2026 and is no longer a related party loan receivable. Recovery of proceeds from the loan receivable is contingent upon collecting amounts from the Conn’s bankruptcy estate. During the nine months ended September 30, 2026, the Company recovered $8,600 of proceeds from the Conn’s bankruptcy estate, and it is reported as a fair value adjustment.

The $18.0 million favorable variance in fair value adjustments related to our loans receivable during the nine months ended September 30, 2026, when compared to the same period in the prior year, was primarily driven by a $12.7 million favorable swing on the Conn’s, Inc. loan, reflecting $8.6 million in proceeds recovered from the Conn’s, Inc. bankruptcy estate in the current year period compared to a $4.1 million unfavorable adjustment in the prior year period, favorable swings of $1.7 million and $1.5 million on the Norlin EV Limited and Enovum NC-1 Venture, LLC loans, respectively, and a $3.3 million favorable swing on other loans receivable, partially offset by a $1.4 million decrease on the Freedom VCM Receivables, Inc. loan.
Interest income - loans
The $3.7 million decrease in interest income related to loans receivable for the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily driven by paydowns on the Exela, GA Group, and other loans.
Interest income - securities lending

The $0.6 million decrease in interest income related to securities lending during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily driven by lower average spreads earned on equity securities lending, partially offset by higher average contract values across the portfolio.

Sale of goods
The decrease in sale of goods revenue during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$5.4 million decrease in the Consumer Products segment, driven by weaker consumer demand, partially offset by lower sales allowances and customer programs;
•$3.7 million decrease in the Corporate and All Other category primarily driven by a $3.5 million decrease due to the deconsolidation of Nogin in the prior year period; and
•$1.4 million decrease in the Marconi Wireless segment, driven by fewer phones sold in the current year period compared to the prior year period.
Operating expenses
Direct cost of services
The decrease in direct cost of services during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$7.3 million decrease from the Corporate and All Other category primarily driven by decreases of $4.9 million due to the sale of Atlantic Coast Recycling and $1.6 million due to the deconsolidation of Nogin in the prior year period;
•$6.4 million decrease from the Lingo segment due to lower POTS unit volume, consistent with the decline in POTS revenue, partially offset by ongoing increases in POTS costs by carriers and costs associated with the conversion to VoIP services;
•$3.9 million decrease from the Marconi Wireless segment due to fewer active lines and migration of its customer base to a lower-cost third-party network;
•$0.8 million decrease from the UOL segment due to lower telecom costs from declines in internet access subscribers and the discontinuation of telecom resale services; and
•$0.6 million decrease from the magicJack segment due to lower network costs driven by fewer active customers and higher personnel costs allocations to affiliates.
Cost of goods sold
The decrease in cost of goods sold during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$9.0 million decrease from the Consumer Products segment primarily due to decreased sales driven by factors noted above, and tariff refunds in the current year with no comparable refunds in the prior year;
•$3.3 million decrease from the Corporate and All Other category primarily due to a $3.1 million decrease from the deconsolidation of Nogin in the prior year period; and
•$1.7 million decrease from the Marconi Wireless segment due to lower product costs resulting from a decrease in the quantity of phones sold.

Selling, general and administrative expenses
Selling, general and administrative expenses during the nine months ended September 30, 2026 and 2025 were comprised of the following:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025		Change
	Amount	%	Amount	%	Amount	%
Capital Markets segment	$100,797	26.4%	$131,721	29.0%	$(30,924)	(23.5)%
Wealth Management segment	104,659	27.4%	120,707	26.6%	(16,048)	(13.3)%
Lingo segment	37,823	9.9%	41,181	9.1%	(3,358)	(8.2)%
magicJack segment	7,363	1.9%	7,920	1.7%	(557)	(7.0)%
Marconi Wireless segment	5,033	1.3%	6,952	1.5%	(1,919)	(27.6)%
UOL segment	1,433	0.4%	2,025	0.4%	(592)	(29.2)%
Consumer Products segment	44,997	11.8%	44,742	9.9%	255	0.6%
Corporate and All Other	80,029	20.9%	98,401	21.8%	(18,372)	(18.7)%
Total selling, general & administrative expenses	$382,134	100.0%	$453,649	100.0%	$(71,515)	(15.8)%
Capital Markets

The decrease in selling, general and administrative expenses in the Capital Markets segment during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:

•$15.7 million decrease in employee compensation and benefits, including share-based payments, driven by lower investment banking and ATM compensation due to lower revenues, lower share-based payments expense, and commission compensation accrued in the prior year period;
•$13.1 million decrease in other selling, general and administrative expenses due to lower transaction costs and other nonrecurring expenses recorded in the prior year period, lower corporate allocations, lower investment banking deal expenses, lower bad debt expense, decrease in business license tax accrual recorded in the prior year period, and lower business development expenses; and
•$1.3 million decrease in depreciation and amortization driven by certain intangible assets becoming fully amortized during the current year period.
Wealth Management
The decrease in selling, general and administrative expenses in the Wealth Management segment during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$8.5 million decrease in employee compensation and benefits driven by the sale of a portion of the Company’s wealth management business to Stifel in April 2025, partially offset by higher VRT commissions of $5.4 million and higher carried interest related compensation of $1.7 million;
•$5.2 million decrease in occupancy-related costs due to the asset sale to Stifel and related branch office closures in the prior year period;
•$0.9 million decrease in professional services primarily due to lower legal fees and other consulting costs driven by fewer new and settled cases; and
•$0.7 million decrease in depreciation and amortization due to the asset sale to Stifel and related branch office closures in the prior year period.
Lingo
The decrease in selling, general and administrative expenses in the Lingo segment during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:

•$1.8 million decrease in employee compensation and benefits, primarily due to a reduction in headcount, partially offset by higher allocated personnel costs from affiliates;
•$0.6 million decrease in other selling, general and administrative expenses, due to a write-off of an earnout balance in the prior year period, and lower sales resulting in decreased filing and regulatory fees, business development expenses, agent commissions and outsourced services, partially offset by higher allocated costs from affiliates and increased bad debt expense; and
•$0.5 million decrease in occupancy-related costs, primarily due to lower IT software and licensing costs associated with cost reduction initiatives.
magicJack
The decrease in selling, general and administrative expenses in the magicJack segment during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$0.2 million decrease in employee compensation and benefits, driven by higher allocated costs to other affiliates and decreased headcount; and
•$0.2 million decrease in professional services attributable to the termination of outside consulting arrangements in the prior year.
Marconi Wireless
The decrease in selling, general and administrative expenses in the Marconi Wireless segment during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$1.3 million decrease in employee compensation and benefits primarily due to higher personnel cost allocations to affiliates and net headcount reductions; and

•$0.5 million decrease in occupancy-related costs primarily due to lower customer care costs reflecting reduced third-party agent needs as a result of fewer active customers and the completion of the network migration in 2025.
UOL
The decrease in selling, general and administrative expenses in the UOL segment during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to a $0.4 million decrease in employee compensation and benefits attributable to a reduction in headcount.
Consumer Products
The increase in selling, general and administrative expenses in the Consumer Products segment during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$0.8 million increase in professional services primarily due to legal and audit fees incurred in connection with a revolving credit agreement;
•$0.5 million increase in other selling, general and administrative expenses driven by an increase in loan fees associated with the revolving credit agreement of Targus and write off of aged payables in the prior year period; partially offset by:
•$0.7 million decrease in depreciation and amortization primarily due to certain fixed and intangible assets that became fully depreciated or amortized in the prior year, resulting in lower charges in the current year period.
Corporate and All Other
The decrease in selling, general and administrative expenses in the Corporate and All Other category during the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to the following:
•$8.4 million decrease due to the deconsolidation of Nogin in the prior year period;

•$4.9 million decrease due to the sale of Atlantic Coast Recycling; and
•$4.1 million decrease due to higher corporate allocations to affiliates.
Restructuring charge
Restructuring charges were $1.9 million during the nine months ended September 30, 2026, compared to $0.5 million during the nine months ended September 30, 2025. The increase was primarily due to organizational realignments consisting of severance and related costs within the Capital Markets, Consumer Products, and Wealth Management segments, compared to workforce reductions within the Corporate and All Other category and the Consumer Products segment in the prior year period as more fully discussed in Note 19 - Restructuring Charge to the accompanying unaudited condensed consolidated financial statements.
Impairment of tradename
Non-cash impairment charges of $5.2 million were recorded during the nine months ended September 30, 2026, compared to $1.5 million during the nine months ended September 30, 2025, all related to the Targus tradename in the Consumer Products segment. Refer to Note 13 - Goodwill and Other Intangible Assets to the accompanying unaudited condensed consolidated financial statements for additional information.
Interest expense - Securities lending and loan participations sold
Interest expense related to securities lending and loan participations was $2.7 million during the nine months ended September 30, 2026, compared to $4.8 million during the nine months ended September 30, 2025. The decrease was primarily due to lower average spreads in equity securities lending, partially offset by higher average contract values compared to the prior year period.
Other income (expense)
Realized and unrealized gains on investments
Realized and unrealized gains on investments were $19.7 million during the nine months ended September 30, 2026 compared to a gain of $28.5 million during the nine months ended September 30, 2025, which is comprised of the following:

	Realized and Unrealized Gains (Losses)
	Nine Months Ended September 30,
	2026	2025
Other Income (Expense) - Realized & Unrealized Gains (Losses)
Public Equity Securities:
Babcock and Wilcox Enterprises, Inc. - common stock	$(5,937)	$14,960
Babcock and Wilcox Enterprises, Inc. - preferred stock	—	667
Double Down Interactive Co., Ltd. - common stock	11,876	(4,675)
Applied Digital Corporation - common stock	14,484	18,572
Other public equities	7,498	(4,571)
Subtotal	27,921	24,953

Private Equity Securities:
Other private equities	(3,102)	(877)
Subtotal	(3,102)	(877)

Corporate bonds	(5,112)	4,396
Total	$19,707	$28,472

The $8.8 million decrease in net realized and unrealized gains for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily driven by decreases of $21.6 million on Babcock and Wilcox Enterprises, Inc. common and preferred stock, $9.5 million on corporate bonds, $4.1 million on Applied Digital Corporation common stock, and $2.2 million on other private equities, partially offset by increases of $16.6 million on Double Down Interactive Co., Ltd. common stock and $12.1 million on other public equities.
Change in fair value of financial instruments and other
Change in fair value of financial instruments and other was a loss of $3.1 million during the nine months ended September 30, 2026, compared to a gain of $9.5 million during the nine months ended September 30, 2025. The unfavorable variance was primarily due to unrealized gains on embedded derivatives in the prior year period and losses on liability-classified warrants in the current year period.
Gain on sale and deconsolidation of businesses
Gain on sale and deconsolidation of businesses of $86.2 million during the nine months ended September 30, 2025 was primarily related to $52.4 million net gain on the sale of Atlantic Coast Recycling, $28.4 million related to the deconsolidation of Nogin, and $5.4 million due to the sale of a portion of the Company’s wealth management business to Stifel, as more fully discussed in Note 5 - Discontinued Operations and Assets Held For Sale to the accompanying unaudited condensed consolidated financial statements.
Gain on senior note exchange
There was no gain on senior note exchange during the nine months ended September 30, 2026, compared to a gain of $67.2 million during the nine months ended September 30, 2025, as the prior year period included gains recognized in connection with troubled debt restructurings involving the exchange of senior notes for New Notes at favorable terms, with no such transactions occurring in the current year period, as more fully discussed in Note 16 - Senior Notes Payable to the accompanying unaudited condensed consolidated financial statements.
(Loss) income from equity investments
(Loss) income from equity investments was a net loss of $18.6 million during the nine months ended September 30, 2026, compared to income of $34.2 million during the nine months ended September 30, 2025. The decrease was primarily driven by the $14.6 million impairment of the Company’s equity method investment in GA Holdings, lower equity earnings from our equity method investment in GA Joann Retail Partnership, LLC, and a $6.5 million loss on the Company’s equity earnings from our investment in GA Holdings in the current year period as compared to income of $2.8 million in the prior year period, as more fully discussed in Note 11 - Equity Method Investments to the accompanying unaudited condensed consolidated financial statements.
(Loss) gain on extinguishment of debt
Gain on extinguishment of debt was $1.6 million during the nine months ended September 30, 2026, compared to a loss of $21.6 million during the nine months ended September 30, 2025. The current year gain was primarily in connection with the Section 3(a)(9) Exchanges of senior notes for shares of the Company’s common stock, compared to the prior year loss, which was attributable to principal repayments and amendments to the Oaktree, Nomura, BRPAC, and Targus credit facilities, as more fully discussed in Note 15 - Term Loans and Revolving Credit Facilities and Note 16 - Senior Notes Payable to the accompanying unaudited condensed consolidated financial statements.
Interest expense
Interest expense was $55.7 million during the nine months ended September 30, 2026, compared to $72.7 million during the nine months ended September 30, 2025. The decrease in interest expense was primarily attributable to Corporate and All Other category, driven by lower senior notes interest expense due to reduced outstanding principal balances resulting from the Section 3(a)(9) Exchanges and redemptions of senior notes, and the termination of the Nomura credit agreement in February 2025, partially offset by higher interest expense on the Oaktree credit facility, as more fully discussed in Note 15 - Term Loans and Revolving Credit Facilities and Note 16 - Senior Notes Payable to the accompanying unaudited condensed consolidated financial statements.

Benefit from (provision for) income taxes
Benefit from income taxes was $1.2 million during the nine months ended September 30, 2026, compared to a provision of $1.2 million during the nine months ended September 30, 2025. The effective income tax rate was a benefit of 44.0% for the nine months ended September 30, 2026, compared to less than 1.0% for the nine months ended September 30, 2025. The benefit for income taxes for the nine months ended September 30, 2026 was primarily due to the benefit recorded for the expiration of statues of limitations for unrecognized tax benefits, offset by the estimated foreign taxes.
(Loss) income from discontinued operations, net of income taxes
Loss from discontinued operations, net of tax, was $2.4 million for the nine months ended September 30, 2026, due to the write-off of a purchase price holdback related to the sale of GlassRatner and Farber, compared to income from discontinued operations, net of tax, of $70.8 million for the nine months ended September 30, 2025, primarily due to the gain on the sale of GlassRatner and Farber. On June 27, 2025, we signed an equity purchase agreement to sell all of the membership interests of GlassRatner and Farber, and their results have been presented as discontinued operations for all periods presented. Refer to Note 5 - Discontinued Operations and Assets Held for Sale to the accompanying unaudited condensed consolidated financial statements for additional information.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests was $3.2 million during the nine months ended September 30, 2026, compared to a net loss of $0.6 million during the nine months ended September 30, 2025. The increase was primarily due to higher net income attributable to the noncontrolling interest in BRSH during the current year period compared to the prior year period.
Preferred stock dividends
Preferred stock dividends accrued were $6.0 million for the nine months ended September 30, 2026 and 2025. On January 21, 2025, the Company announced that we had temporarily suspended dividends on our Series A and B Preferred Stock. Unpaid dividends will accrue until paid in full.

On April 30, 2026, the sixth quarterly Dividend Period (as defined in the applicable Certificate of Designation) for which dividends on our Series A Preferred Stock and Series B Preferred Stock have not been paid since the suspension occurred, resulting in a “Preferred Dividend Default” under each Certificate of Designation. See Note 23 - Stockholders’ Equity to the accompanying unaudited condensed consolidated financial statements for additional information.

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

During the nine months ended September 30, 2026, the Company’s sources and uses of cash from investing, financing and operations included the following. The Company fully redeemed the $95,991 of outstanding 5.50% Senior Notes due 2026 on the day prior to their maturity date and $142,137 of outstanding 6.50% Senior Notes due on 2026 on the day prior to their maturity date. During the nine months ended September 30, 2026, the Company completed a series of Section 3(a)(9) Exchanges with DBA Trading, LLC (the “Investor”) whereby the Company exchanged an aggregate principal amount of approximately $69.1 million of senior notes which included (i) $11.0 million of the 5.50% Senior Notes which were due March 31, 2026, (ii) $36.1 million of the 6.50% Senior Notes which were due September 30, 2026, (iii) $8.9 million of the 5.00% Senior Notes due December 31, 2026, (iv) $6.4 million of the 6.00% Senior Notes due January 31, 2028, and (v) $6.6 million of the 5.25% Senior Notes due August 31, 2028 for an aggregate of 8,358,495 shares of the Company’s common stock. As disclosed in the Investor’s 13F filed on July 20, 2026, the Investor owns more than five percent of the Company’s common stock. Additionally, from our securities and investments owned we had net proceeds of approximately $60.4 million, which excludes certain trading activity related to broker dealer operations and approximately $29.6 million in net proceeds from loans receivable. Net cash provided by operating activities was $123.9 million inclusive of a balance sheet decrease in Securities and other investments owned of $75.3 million in operating assets.

In the next 12 months, in addition to funding the Company’s operations, several debt obligations will be due including approximately $164.0 million in Senior Note maturities (RILYG in December 2026) and a total of $9.0 million in term loan amortization payments. The Company also has approximately $11.6 million of obligations due under operating leases, along with operational expenditures and investment opportunities in the ordinary course of business. For additional information regarding our debt obligations and related agreements, refer to Note 15 - Term Loans and Revolving Credit Facilities and Note 16 - Senior Notes Payable to the accompanying unaudited condensed consolidated financial statements. The Company expects capital expenditures to be approximately $11.6 million for the next 12 months.

To fund the short-term obligations due in the next 12 months, management plans to use a combination of existing cash on hand, cash generated from continuing operations, proceeds from investment and assets sales, and public and private capital market options. As of September 30, 2026, the Company had $144.1 million of cash and cash equivalents, $1.7 million of restricted cash, $369.8 million of securities and other investments owned, and $10.8 million of loans receivable, at fair value. Of the $369.8 million of securities and other investments owned, B&W represents approximately $160.3 million or 43.3% of the balance at September 30, 2026. Additionally, the Company will evaluate external sources of liquidity including public and private debt refinancing, bond swaps, buybacks or exchanges, and equity capital raises. Among many factors, the Company considers the timing of debt obligation payoffs, the cost of capital, and future value of assets when determining the sources used to fund debt obligations. We believe these liquidity sources provide sufficient cash resources to meet our debt obligation and operating cash flow requirements in the next 12 months.

Our long-term debt obligations beyond 12 months include approximately $565.4 million on Senior Notes, $258.9 million Senior Secured Second Lien Notes due 2028 and $65.6 million in Oaktree term loans. Additionally, the Company’s term loan through Banc of California has $9.0 million annually in amortization payments due through maturity in January 2030 with approximately $32.2 million of obligations due under operating leases. As of September 30, 2026, the Company has $32.3 million outstanding through revolving credit facilities under the Targus/FGI credit agreement, which has a maturity date of August 20, 2029 and BRPAC credit agreement, which has a maturity date of January 6, 2030. The Company expects capital expenditures to be approximately $11.6 million annually.

The Company is party to agreements under which issuers of convertible preferred stock may require the Company to purchase their preferred stock for cash, at a discount to stated value, through August 2029 (the “Written Puts”). During the nine months ended September 30, 2026, the Company purchased $500.0 million of preferred stock under these agreements, and $835.0 million of commitments remained outstanding as of September 30, 2026. These amounts are not included in the obligations above because the puts are exercisable at the issuers’ discretion, subject to limitations, and no amounts were due as of September 30, 2026. The exercise of the Written Puts in the future will be funded from a combination of existing cash on hand and operating cash flows of the Company. See Note 27 - Commitments and Contingencies.

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

The Company’s debt structure as of September 30, 2026 included borrowings of $1.1 billion primarily comprised of $1.0 billion of Senior Notes and Senior Secured Second Lien Notes with varying maturity dates from December 31, 2026 through August 31, 2028, with fixed interest rates ranging from 5.00% to 8.00%. Additionally, we have $115.4 million in outstanding term loans borrowed pursuant to the Oaktree and BRPAC credit agreements, and $32.3 million outstanding under revolving credit facilities under the Targus/FGI and BRPAC credit agreements, which are all subject to variable rates. The Company is compliant with its debt obligation requirements and maintains processes to monitor ongoing compliance. For additional information regarding our debt obligations, covenant compliance, and related agreements, refer to Note 15 - Term Loans and Revolving Credit Facilities and Note 16 - Senior Notes Payable to the accompanying unaudited condensed consolidated financial statements.

On September 28, 2026, the Company entered into a definitive agreement to acquire Sangoma Technologies Corporation for an aggregate enterprise value of approximately $203.7 million. The cash portion of the consideration of approximately $169.6 million is expected to be funded through an amended and restated $212.3 million senior secured term loan facility collateralized by the Company’s various communications businesses and partially funded with cash on hand. The transaction is expected to close no later than early 2027. See Note 4 - Pending Acquisition of Sangoma Technologies Corporation to the accompanying unaudited condensed consolidated financial statements for additional information.

On November 3, 2026, we sold our interest in GA Holdings for $62.3 million, consisting of $10.6 million in cash and $51.7 million applied to repay a portion of the Oaktree term loan, and entered into Amendment No. 7 to the Oaktree credit agreement (“Amendment No. 7”), which provides $26.5 million of additional term loans and eliminates the prepayment premium on the remaining Oaktree term loan balance. See Note 11 - Equity Method Investments and Note 15 - Term Loans and Revolving Credit Facilities to the accompanying unaudited condensed consolidated financial statements.

The Company believes it has sufficient excess liquidity to meet our short-term obligations within the next 12 months and will pursue capital market options to reduce long-term debt, extend maturities, or remix our capital structure when advantageous. There is no assurance on favorable refinancing terms, which will be subject to market conditions and our credit profile.

Dividends

From time to time, we may decide to pay dividends which will be dependent upon our financial condition and results of operations. During the three months ended September 30, 2026, we did not pay any cash dividends on our common stock. In August 2024, we announced the suspension of our common stock dividend as we prioritize reducing our debt. The declaration and payment of any future dividends or repurchases of our common stock will be made at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, cash flows, capital expenditures, and other factors that may be deemed relevant by our board of directors.
Holders of Series A Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 6.875% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,718.75 or $1.71875 per Depositary Share). Dividends are payable quarterly in arrears. As of September 30, 2026, dividends in arrears in respect of the Depositary Shares were $9.3 million. On January 21, 2025, the Company announced that it had temporarily suspended dividends on its Series A Preferred Stock. Unpaid dividends will accrue until paid in full.

Holders of Series B Preferred Stock, when and as authorized by our board of directors, are entitled to cumulative cash dividends at the rate of 7.375% per annum of the $0.03 million liquidation preference ($25.00 per Depositary Share) per year (equivalent to $1,843.75 or $1.84375 per Depositary Share). Dividends are payable quarterly in arrears. As of September 30, 2026, dividends in arrears in respect of the Depositary Shares were $6.1 million. On January 21, 2025, the

Company announced that it had temporarily suspended dividends on its Series B Preferred Stock. Unpaid dividends will accrue until paid in full.

On April 30, 2026, the sixth quarterly Dividend Period for which dividends on the Series A Preferred Stock and Series B Preferred Stock have not been paid since the January 21, 2025 suspension occurred. As a result, a “Preferred Dividend Default” has occurred under each Certificate of Designation. See Note 23 - Stockholders’ Equity to the accompanying unaudited condensed consolidated financial statements.
Our principal sources of liquidity to finance our business are our existing cash on hand, cash flows generated from operating activities, funds available under revolving credit facilities and special purpose financing arrangements.
Cash Flow Summary

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$123,888	$(85,932)
Investing activities	29,424	275,927
Financing activities	(234,983)	(260,989)
Effect of foreign currency on cash	(1,883)	(183)
Net decrease in cash, cash equivalents and restricted cash	$(83,554)	$(71,177)
The change of $209.8 million in cash flows from operating activities during the nine months ended September 30, 2026, resulting in net cash provided by operating activities compared to net cash used in operating activities during the same period in the prior year, was primarily due to the following:
•An increase in cash provided by working capital of $198.2 million, primarily driven by a decrease in amounts due from clearing brokers, reflecting changes in trading position and settlement balances, and a decrease in securities and other investments owned, primarily driven by sales and dispositions of equity securities in the current period; and
•A decrease in net income, reflecting a net loss in the current period compared to net income in the prior year period. The decrease was largely offset by changes in non-cash adjustments, primarily reflecting the non-recurrence of prior-year gains and the non-cash impairment of our equity method investment in GA Holdings, resulting in a net positive impact of $11.6 million on operating cash flows.
The decrease of $246.5 million in net cash provided by investing activities during the nine months ended September 30, 2026 was primarily due to the following:
•Proceeds of approximately $209.0 million received from the sale of businesses in the prior-year period with no comparable activity in the current period, including $114.0 million received from the sale of the GlassRatner and Farber business, $68.9 million received from the sale of the Atlantic Coast Recycling business, and $26.0 million received from the sale of the Wealth Management business; and
•A $34.1 million decrease in distributions received from equity investments.
The decrease of $26.0 million in net cash used in financing activities during the nine months ended September 30, 2026 was primarily due to the following:
•A $175.2 million net decrease in debt proceeds and $200.4 million net decrease in debt-related payments, primarily due to the absence of term loan issuances and related repayments from the prior-year period, an increase in revolving credit facility borrowings and related repayments, and higher cash paid for the redemption of senior notes.

Recent Accounting Standards
See Note 2(o) - Recent Accounting Standards to the accompanying unaudited condensed consolidated financial statements for recent accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, the Company is not required to provide the information called for by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that as of September 30, 2026 our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in internal control over financial reporting, described below.
Material Weakness in Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2026 due to the material weaknesses described below, that were previously identified in our Form 10-K for the fiscal year ended December 31, 2025.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As previously reported in our Form 10-K for the fiscal year ended December 31, 2025, the following material weaknesses in internal control over financial reporting were identified:
(i) Information technology general controls (“ITGCs”) in the areas of user access, program change management, and computer operations, related to certain systems, were not appropriately designed or implemented at certain of our subsidiaries. As a result, business process automated and manual controls that were dependent on the affected ITGCs were adversely impacted.
(ii) We did not design and implement controls over data provided by third-party service organizations for which a System and Organization Controls (“SOC”) 1 Type 2 report is not available at certain subsidiaries.
(iii) Controls over the completeness and accuracy of information we produce, impacting multiple financial statement areas were not properly designed, implemented or documented.
(iv) Management did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas.

(v) Management review controls were not appropriately designed and implemented over certain complex accounting areas and disclosures, including: (a) fair value measurement of investments using significant unobservable inputs and related disclosures; (b) identification and disclosure of material related party transactions in accordance with ASC 850; (c) calculation of the income tax provision and related disclosures; (d) goodwill valuation; and (e) segment reporting under ASC 280, specifically the review of information provided to the chief operating decision maker (“CODM”) and the aggregation of operating segments.
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
Notwithstanding the identified material weaknesses, management believes and has concluded that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation Efforts and Status
During the nine months ended September 30, 2026, management continued to execute its remediation plan and made substantial progress toward remediating the material weaknesses described above. Management has substantially completed the design and implementation of controls intended to address the material weaknesses and is evaluating whether those controls have operated effectively over a sufficient period of time. Certain remediation activities remain ongoing, and management continues to perform alternative or compensating procedures, as appropriate, until remediation is complete.
Remediation actions taken or continued during the nine months ended September 30, 2026 include the following:
•Continued to invest in and strengthen our accounting and financial reporting organization;
•Continued to engage external consultants to support our evaluation of complex applications of U.S. GAAP and to assist with documenting and assessing our accounting policies and procedures;
•Continued to enhance ITGCs, including the design and implementation of enhanced policies, procedures, and controls over user access, program change management, and computer operations across the affected systems and subsidiaries. These actions have resulted in notable improvements to the Company’s overall ITGC framework;
•Continued to design and implement alternative processes and compensating controls at the affected subsidiaries to mitigate the risk associated with data provided by third-party service organizations for which a SOC 1 Type 2 report is not available;
•Designed and implemented controls over the completeness and accuracy of information produced by the entity used in the operation of financial reporting controls across multiple financial statement areas, including defined review procedures and supporting documentation requirements;
•Implemented standardized documentation requirements and retention protocols for control procedures across multiple financial statement areas, to support timely, complete, and accurate recording and disclosures;
•Designed and implemented management review controls, at an appropriate level of precision, over the complex accounting areas and disclosures previously identified, including: (a) fair value measurement of investments using significant unobservable inputs and related disclosures; (b) identification and disclosure of material related party transactions in accordance with ASC 850; (c) calculation of the income tax provision and related disclosures; (d) goodwill valuation; and (e) segment reporting under ASC 280, including review of information provided to the CODM and the aggregation of operating segments;
•Delivered training to control owners regarding the design, execution, documentation, and monitoring of management review controls and other key controls, with a focus on the appropriate level of precision and the evidence required to support effective operation.

We believe these actions, once fully implemented and their operating effectiveness has been tested over a sufficient period, will remediate the material weaknesses described above.
No new material weaknesses were identified during the nine months ended September 30, 2026.
Changes in Internal Control Over Financial Reporting
Other than the changes described above in Remediation Efforts and Status, there have been no changes to our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
However, as noted above, we will continue implementing changes to our internal control over financial reporting to address the material weaknesses described above.
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

Other than the matters disclosed in “Note 27 - Commitments and Contingencies - (a) Legal Matters” to the accompanying unaudited condensed consolidated financial statements, there are no material changes to pending legal proceedings against the Company that are required to be disclosed pursuant to Item 103 of Regulation S-K for the quarter ended September 30, 2026.
Item 1A. Risk Factors.

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2025. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described in the Annual Report on Form 10-K/A for the year ended December 31, 2025 could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. Except as set forth below, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K/A for the year ended December 31, 2025, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Risks Related to Pending Acquisition of Sangoma.

On September 28, 2026 we entered into a definitive agreement to acquire all issued and outstanding common shares of Sangoma Technologies Corporation (“Sangoma”). The success of the acquisition of Sangoma will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from successfully combining the businesses of the Company and Sangoma within the Company’s projected timeframe. If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all, or may take longer to realize than expected. The Company and Sangoma have operated and, until the completion of the acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with clients, customers, and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the Company during the transition period.

The Company expects to incur substantial expenses in connection with the acquisition, including conversion costs, severance, professional fees and other expenses. The Company cannot identify the timing, nature and amount of all such charges as of the date of this filing. The completion of the acquisition depends on the satisfaction of specified conditions, many of which are outside of the Company’s control, including the receipt of regulatory approvals and approval of the transaction by Sangoma shareholders. If the acquisition is not completed, these expenses would have been expended or would be recognized currently and not capitalized, and the Company would not have realized the expected benefits of the acquisition. Additionally, the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the acquisition, without realizing any of the anticipated benefits of completing the acquisition.

Sangoma may have liabilities that are not known to us.

The acquisition of Sangoma may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of Sangoma. We cannot assure you that the indemnification available to us under the Plan of Arrangement in respect of the Sangoma acquisition in connection with such agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business of Sangoma. We may learn additional information about Sangoma that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

(a)None.

(b) None.

(c) During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.
Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

2.1§	Arrangement Agreement, by and among the Registrant, 1001755979 Ontario Inc., and Sangoma Technologies Corporation dated as of September 28, 2026.	8-K	2.1	10/01/2026

10.1§	Amendment No. 5 to Credit Agreement among Registrant, BR Financial Holdings, LLC, each of the lenders party thereto, and Oaktree Fund Administration, LLC, dated as of August 7, 2026.	8-K	10.1	08/13/2026

10.2#	Amendment No. 1 to Amended and Restated Employment Agreement, between the Registrant and Bryant R. Riley, dated as of August 25, 2026.	8-K	10.1	8/28/2026

10.3§	Form of Voting Support Agreement, by and among the Registrant, 1001755979 Ontario Inc., and each of the Supporting Shareholders, dated as of September 28, 2026.	8-K	10.1	10/1/2026

10.4	Amendment No. 6 to Credit Agreement, Consent and Waiver, among the Registrant, BR Financial Holdings, LLC, each of the lenders party thereto and Oaktree Fund Administration, LLC dated as of September 28, 2026.	8-K	10.2	10/1/2026

10.5§*
Second Amendment to Revolving Credit, Receivables Purchase, Security and Guaranty Agreement by and among Targus International LLC, Targus US LLC, Hyper Products Inc., Targus (Canada) Ltd., Tiger US Holdings Inc., Targus Australia Pty. Ltd., Targus US Newco Inc., Targus Spain S.L., Targus Asia Pacific (Singapore) PTE LTD, Targus Deutschland GMBH, Targus International Holdco (UK) Limited, Targus Group (UK) Limited, Targus Europe Limited, Targus Asia Pacific Limited, and FGI Worldwide LLC as lender and agent, dated as of September 30, 2026.

10.6#	Form of Restricted Stock Award Agreement under the 2021 Stock Incentive Plan	8-K	10.1	10/28/2026

31.1*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Co-Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.3*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
§	In accordance with Item 601(a)(5) of Regulation S-K, certain schedules and exhibits have not been filed. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRC Group Holdings, Inc.

Date: November 5, 2026	By:	/s/ Scott Yessner
	Name:	Scott Yessner
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)